Form 10-Q
period 1997-09-30
L 3 COMMUNICATIONS CORP
filed 1997-11-14
CIK 1039101

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997





                            Commission File Number




                        L-3  Communications Corporation
                               600 Third Avenue
                              New York, NY 10016
                          Telephone:  (212) 697-1111

                       State of incorporation:  Delaware
                     IRS identification number: 13-3937436

                        L-3 Communications Corporation
                        Form 10-Q Quarterly Report for
                    Fiscal Quarter Ended September 30, 1997


PART I -FINANCIAL INFORMATION:




                                                                    PAGE NO.

ITEM 1.       Financial Statements:

              Condensed Consolidated (Combined) Balance
              Sheets as of September 30, 1997 and
              December 31, 1996.                                         1

              Condensed Consolidated (Combined) Statements
              of Operations for the Three and Nine Months
              ended September 30, 1997 and September 30,
              1996.                                                    2-3

              Condensed Consolidated (Combined) Statements
              of Cash Flows for the Nine Months ended
              September 30, 1997 and September 30, 1996.
                                                                         4

              Notes to Condensed Consolidated (Combined)
              Financial Statements.                                   5-11

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                                                                     12-20

PART II -OTHER INFORMATION:



              Not Applicable.                                           21

                        L-3 COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED (COMBINED) BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                                     The Company             Predecessor Company
                                                                             -------------------------    -------------------------
                                                                                 September 30, 1997           December 31, 1996
                                                                             -------------------------    -------------------------
                                   ASSETS                                                              |
Current assets:                                                                                        |
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .           $ 39,767         |                 --
    Contracts in process  . . . . . . . . . . . . . . . . . . . . . . . . .            204,870         |           $198,073
    Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . .             16,671         |                 --
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .              3,708         |              3,661
                                                                                      --------         |           --------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . .            265,016         |            201,734
                                                                                      --------         |           --------
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .             91,849         |            116,566
    Less, accumulated depreciation and amortization   . . . . . . . . . . .              7,740         |             24,983
                                                                                      --------         |           --------
                                                                                        84,109         |             91,583
                                                                                      --------         |           --------
Intangibles, primarily cost in excess of net assets acquired, net of                                   |
   amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            299,341         |            282,674
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36,362         |             17,307
                                                                                      --------         |           --------
                                                                                      $684,828         |           $593,298
                                                                                      ========         |           ========
                 LIABILITIES AND SHAREHOLDERS' (INVESTED) EQUITY                                       |
Current liabilities:                                                                                   |
    Current portion of long-term debt   . . . . . . . . . . . . . . . . . .           $  4,500         |                 --
    Accounts payable, trade   . . . . . . . . . . . . . . . . . . . . . . .             34,819         |           $ 34,163
    Accrued employment costs  . . . . . . . . . . . . . . . . . . . . . . .             37,450         |             27,313
    Customer advances and amounts in excess of costs incurred   . . . . . .             16,180         |             14,299
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .             11,752         |                 --
    Other current liabilities   . . . . . . . . . . . . . . . . . . . . . .             18,267         |             27,113
                                                                                      --------         |           --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . .            122,968         |            102,888
                                                                                      --------         |           --------
Pension and postretirement benefits . . . . . . . . . . . . . . . . . . . .             27,933         |                 --
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,560         |             16,801
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            393,500         |                 --
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .                            |
Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            |
     Common Stock, $.01 par value; authorized 100 shares, issued 100                                   |
       shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --         |                 --
     Capital Surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . .            125,000         |                 --
     Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .              8,367         |                 --
     Deemed Distribution  . . . . . . . . . . . . . . . . . . . . . . . . .             (7,500)        |                 --
                                                                                      --------         |           --------
Total Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .            125,867         |                 --
Invested equity at December 31, 1996  . . . . . . . . . . . . . . . . . . .                 --         |            473,609
                                                                                      --------         |           --------
                                                                                      $684,828         |           $593,298
                                                                                      ========         |           ========

     See notes to condensed consolidated (combined) financial statements.

                            L-3 COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                                    (in thousands)
                                      (Unaudited)

                                                 The Company             Predecessor Company
                                          ------------------------    ------------------------
                                                 Three Months               Three Months
                                                    Ended                       Ended
                                              September 30, 1997         September 30, 1996
                                          ------------------------    ------------------------
Sales . . . . . . . . . . . . . . . . .            $174,822         |          $158,594
Cost and expenses . . . . . . . . . . .             156,968         |           146,397
                                                   --------         |          --------
Operating income  . . . . . . . . . . .              17,854         |            12,197
                                                                    |
Net interest expense  . . . . . . . . .               9,289         |             7,366
                                                   --------         |          --------
Income before income taxes  . . . . . .               8,565         |             4,831
                                                                    |
Income taxes  . . . . . . . . . . . . .            $  3,289         |          $  1,776
                                                   --------         |          --------
Net income  . . . . . . . . . . . . . .            $  5,276         |          $  3,055
                                                   ========         |          ========


     See notes to condensed consolidated (combined) financial statements.

                             L-3 COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                                     (in thousands)
                                      (Unaudited)

                                                               The Company                 Predecessor Company
                                                            ------------------   --------------------------------------
                                                                Six Months          Three Months         Nine Months
                                                                  Ended                 Ended               Ended
                                                            September 30, 1997     March 31, 1997    September 30, 1996
                                                            ------------------   -----------------   ------------------
                                                               (Unaudited)                                (Unaudited)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . .        $342,852      |      $ 158,873           $365,041
Cost and expenses . . . . . . . . . . . . . . . . . . . .         309,877      |        150,937            341,914
                                                                 --------      |       --------           --------
Operating income  . . . . . . . . . . . . . . . . . . . .          32,975      |          7,936             23,127
                                                                               |
Net interest expense  . . . . . . . . . . . . . . . . . .          19,259      |          8,441             16,780
                                                                 --------      |       --------           --------
Income (loss) before income taxes . . . . . . . . . . . .          13,716      |           (505)             6,347
Income taxes  . . . . . . . . . . . . . . . . . . . . . .           5,349      |           (247)             3,052
                                                                 --------      |       --------           --------
Net income (loss) . . . . . . . . . . . . . . . . . . . .        $  8,367      |      $    (258)          $  3,295
                                                                 ========      |       ========           ========

     See notes to condensed consolidated (combined) financial statements.

                             L-3 COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                       The Company                   Predecessor Company
                                                                  --------------------    ------------------------------------------
                                                                        Six Months            Three Months          Nine Months
                                                                          Ended                  Ended                 Ended
                                                                    September 30, 1997       March 31, 1997      September 30, 1996
                                                                  --------------------    --------------------  --------------------
Operating activities:                                                                   |
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .          $  8,367       |       $  (258)              $  3,295
Depreciation and amortization . . . . . . . . . . . . . . . . .            14,075       |         7,184                 17,962
Changes in operating assets and liabilities                                             |
    Contracts in process  . . . . . . . . . . . . . . . . . . .            11,658       |       (17,475)                27,555
    Other current assets  . . . . . . . . . . . . . . . . . . .            (1,113)      |          (481)                 2,144
    Other assets  . . . . . . . . . . . . . . . . . . . . . . .             3,912       |          (159)                (8,431)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .            (4,879)      |          (207)                (5,881)
    Accrued employment costs  . . . . . . . . . . . . . . . . .            12,651       |          (625)                 4,150
    Customer advances and amounts in excess of costs incurred                 875       |        (1,891)               (11,902)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . .            11,752       |            --                     --
    Other current liabilities   . . . . . . . . . . . . . . . .            (6,741)      |        (1,867)                   (53)
    Pension and postretirement benefits   . . . . . . . . . . .              (567)      |            --                     --
    Other liabilities   . . . . . . . . . . . . . . . . . . . .             6,388       |          (500)               (22,835)
                                                                         --------       |       -------               --------
Net cash from (used in) operating activities  . . . . . . . . .            56,378       |       (16,279)                 6,004
                                                                         --------       |       -------               --------
Investing activities:                                                                   |
Acquisition of business . . . . . . . . . . . . . . . . . . . .          (470,700)      |            --               (287,803)
Net change in assets held for sale  . . . . . . . . . . . . . .             1,503       |
Purchases of investments  . . . . . . . . . . . . . . . . . . .            (4,020)      |
Capital expenditures  . . . . . . . . . . . . . . . . . . . . .            (6,436)      |        (4,300)                (7,995)
Disposition of property, plant and equipment  . . . . . . . . .               649       |            --                  2,931
                                                                         --------       |       -------               --------
Net cash used in investing activities . . . . . . . . . . . . .          (479,004)      |        (4,300)              (292,867)
                                                                         --------       |       -------               --------
Financing activities:                                                                   |
Advances from Lockheed Martin . . . . . . . . . . . . . . . . .                --       |        20,579                286,863
Borrowings under senior credit facility . . . . . . . . . . . .           175,000       |            --                     --
Proceeds from sale of 10 3/8% subordinated notes  . . . . . . .           225,000       |            --                     --
Proceeds from issuance of common stock  . . . . . . . . . . . .            80,000       |            --                     --
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . .           (15,607)      |            --                     --
Payment of debt . . . . . . . . . . . . . . . . . . . . . . . .            (2,000)      |            --                     --
                                                                         --------       |       -------               --------
Net cash from financing activities  . . . . . . . . . . . . . .           462,393       |        20,579                286,863
                                                                         --------       |       -------               --------
Net change in cash  . . . . . . . . . . . . . . . . . . . . . .            39,767       |            --                     --
Cash and cash equivalents, beginning of the period                             --       |            --                     --
                                                                         --------       |       -------               --------
Cash and cash equivalents, end of the period  . . . . . . . . .          $ 39,767       |            --                     --
                                                                         ========       |       =======               ========
Supplemental information:                                                               |
Cash paid for interest  . . . . . . . . . . . . . . . . . . . .          $  4,332       |            --                     --
Cash paid for income taxes  . . . . . . . . . . . . . . . . . .                --       |            --                     --
Issuance of common stock to Lockheed Martin in connection                               |
   with the acquisition of business . . . . . . . . . . . . . .          $ 45,000       |            --                     --

     See notes to condensed consolidated (combined) financial statements.

                        L-3 Communications Corporation
        Notes to Condensed Consolidated (Combined) Financial Statements

1.  Basis of Presentation

     The accompanying condensed consolidated (combined) financial statements include the assets, liabilities and results of operations of L-3 Communications Corporation, the successor company, ("L-3" or the "Company") following the change in ownership (see Note 2) effective as of April 1, 1997 and for the period from April 1, 1997 to September 30, 1997. The statements also include on a combined basis, substantially all of the assets and certain liabilities of (i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996, and (ii) one business unit, Communications Systems--Camden purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993, (collectively, the "Businesses" or the "Predecessor Company"), prior to the change in ownership and for the periods of January 1, 1996 to September 30, 1996 and January 1, 1997 to March 31, 1997, and as of December 31, 1996.

     The accompanying unaudited condensed consolidated (combined) financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet data as of December 31, 1996 and the financial statement data as of March 31, 1997 and for the three months ended March 31, 1997 have been derived from the audited financial statements of the Predecessor Company for such periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year.

2.  Change in Ownership Transaction

     L-3 was formed on April 8, 1997, and is a wholly-owned subsidiary of L-3 Communications Holdings, Inc. ("Holdings"). Holdings and L-3 were formed by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral, Lehman Brothers Capital Partners III, L.P. and its affiliates (the "Lehman Partnership") and Lockheed Martin to acquire the Businesses.

     On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, Holdings, and Lockheed Martin entered into a Transaction Agreement whereby Holdings would acquire the Businesses from Lockheed Martin. Also included in the acquisition is a semiconductor product line of another business and certain leasehold improvements in New York City which were not material. Pursuant to the Transaction Agreement on April 30, 1997 (closing date), Holdings acquired the Businesses from Lockheed Martin for $525 million, comprised of $480 million of cash before an estimated $20 million reduction related to a purchase price adjustment, and $45 million of common equity, representing a 34.9% interest in Holdings retained by Lockheed Martin, plus estimated acquisition costs of $6.6 million. Also pursuant to the Transaction Agreement, Lockheed Martin, on behalf and at the direction of Holdings, transferred the Businesses to the Company. The acquisition was financed with the debt proceeds of $400 million (see Note 5) and capital contributions of $125 million from Holdings, including the $45 million retained by Lockheed Martin.

     On November 5, 1997, the Company and Lockheed Martin amended the Transaction Agreement to finalize the purchase price adjustment which amounted to $21.2 million of which $15.9 million was received on the closing date and $5.3 million was received on November 7, 1997, plus interest thereon. The amendment to the Transaction Agreement also included the assignment to the Company from Lockheed Martin of a contract for the production of mission communication systems for track vehicles.

     In connection with the Transaction Agreement, Holdings and the Company anticipate entering into a transition services agreement with Lockheed Martin pursuant to which Lockheed Martin will provide to L-3 and its subsidiaries (and L-3 will provide to Lockheed Martin) certain corporate services of a type previously provided at costs consistent with past practices until December 31, 1997 (or, in the case of Communications Systems--Camden, for a period of up to 18 months after the Closing). Lockheed Martin is currently providing L-3 the services contemplated by the proposed transaction services agreement in the absence of any executed agreement. The parties also entered into supply agreements which reflect existing intercompany work transfer agreements or similar support arrangements upon prices and other terms consistent with previously existing arrangements. Holdings, the Company and Lockheed Martin have entered into certain subleases of real property and cross-licenses of intellectual property.

     Pursuant to the Transaction Agreement the Company also assumed certain obligations relating to environmental liabilities and benefit plans.

     In accordance with Accounting Principles Board Opinion No. 16, the acquisition of the Businesses by Holdings and L-3 has been accounted for as a purchase business combination effective as of April 1, 1997. The purchase cost (including the fees and expenses related thereto) was allocated to the tangible and intangible assets and liabilities of the Company based upon their respective fair values. The assets and liabilities recorded in connection with the preliminary purchase price allocation were $660.3 million and $152.1 million, respectively. The excess of the purchase price over the fair value of net assets acquired of $306.2 million was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years. Also in connection with the purchase price allocation estimated deferred tax assets of $35.0 million, fully offset by a valuation allowance, that related principally to differences between book and tax bases of assumed liabilities were recorded. The assets and liabilities recorded in connection with the purchase price allocation are based on preliminary estimates of fair values; actual adjustments will be based on final appraisals and other analyses of fair values which are currently in progress. Changes between preliminary and final purchase price allocations for the valuation of contracts in process, inventories, pension liabilities, fixed assets and deferred taxes could be material. As a result of the 34.9% ownership interest retained by Lockheed Martin, the provisions of EITF 88-16 were applied in connection with the purchase price allocation, which resulted in recording net assets at approximately 34.9% of Lockheed Martin's carrying values in the Businesses plus 65.1% at fair value, and the recognition of a deemed distribution of $7.5 million.

     Had the acquisition of the Businesses occurred on January 1, 1996, the unaudited pro forma sales and net income for the nine months ended
September 30, 1997 and 1996 would have been $499.9 million and $487.1 million and $7.9 million and $2.5 million, respectively. The pro forma results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1996. The 1996 pro forma sales and net income have been adjusted to include the operations of the Loral Acquired Businesses from January 1, 1996 (See
Note 3).

3.  Predecessor Company Acquisitions

     Effective April 1, 1996, Lockheed Martin acquired substantially all the assets and liabilities of the defense businesses of Loral, including the Wideband Systems Division and the Products Group which are included in the Businesses. The acquisition of the Wideband Systems Division and Products Group businesses (the "Loral Acquired Businesses") has been accounted for as a purchase by Lockheed Martin Communications Systems--Camden Division ("Division"). The acquisition has been reflected in the financial statements based on the purchase price allocated to those acquired businesses by Lockheed Martin. The assets and liabilities recorded in connection with the purchase price allocation were $401.0 million and $113.2 million, respectively. As such, the accompanying condensed combined financial statements for periods prior to April 1, 1997 reflect the results of operations of the Division and the Loral Acquired Businesses from the effective date of acquisition including the effects of an allocated portion of cost in excess of net assets acquired resulting from the acquisition.

4.  Contracts in Progress

     Billings and accumulated costs and profits on long-term contracts, principally with the U.S. Government, comprise the following:

                                                                                    The Company             Predecessor Company
                                                                                September 30, 1997           December 31, 1996
                                                                            --------------------------  --------------------------
                                                                                            (Dollars in thousands)

Billed contract receivables . . . . . . . . . . . . . . . . . . . . . . .            $ 44,815                     $ 45,212
Unbilled contract receivables . . . . . . . . . . . . . . . . . . . . . .              56,626                       84,814
Other billed receivables, principally commercial and affiliates . . . . .              30,390                       41,154
Inventoried costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .              90,511                       72,880
                                                                                     --------                     --------
                                                                                      222,342                      244,060
Less, unliquidated progress payments  . . . . . . . . . . . . . . . . . .             (17,472)                     (45,987)
                                                                                     --------                     --------
Net contracts in process  . . . . . . . . . . . . . . . . . . . . . . . .            $204,870                     $198,073
                                                                                     ========                     ========

5.   Net assets held for sale

     The Company has accounted for the allocation of purchase price and the net assets of its Hycor business, which it intends to sell, in accordance with the FASB's Emerging Issues Task Force Issue 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to the Hycor business as of April 1, 1997 are included in the accompanying condensed consolidated balance sheet as "Net assets held for sale". The fair value assigned to such net assets is based upon management's estimate of the proceeds from the sale of the Hycor business less the estimated income from operations for such business during the holding period of April 1997 through December 1997 (the "holding period"), plus interest expense on debt allocated to such net assets during the holding period. In accordance with EITF 87-11, income from the operations of the Hycor business of $112,000 and interest expense of $436,000 on the debt allocated to the Hycor net assets have been excluded from the Company's consolidated statements of operations for the six months ended September 30, 1997.

     Also included in net assets held for sale is the Company's Sarasota, Florida facility which was sold effective October 24, 1997.


6.  Debt

     In connection with the acquisition of the Businesses, the Company entered into a $275.0 million senior secured Credit Agreement consisting of $175.0 million of term loan facilities and a $100.0 million revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility has been provided by a syndicate of banks and financial institutions and bear interest at the option of the Company at a rate related to (i) the higher of federal funds rate plus 0.50% per annum or the reference rate published by Bank of America NT&SA or (ii) LIBOR.
Interest payments vary in accordance with the type of borrowing and are made at a minimum every three months. The revolving credit facility expires in 2003 and is available for ongoing working capital and letter of credit needs. Substantially all of the revolving credit facility is available at September 30, 1997. The Company pays a commitment fee on the unused portion.

     In April 1997, the Company also issued $225.0 million of 10 3/8% senior subordinated notes (the "Old Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. The Old Notes are redeemable under certain circumstances.

     In September 1997, the Company filed a registration statement to initiate an offer to exchange an aggregate of up to $225.0 million principal amount of 10 3/8% series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for the outstanding Old Notes. The terms of the Exchange Notes are identical in all material respects to the Old Notes, except that the Exchange Notes have been registered under the Securities Act of 1933. On November 5, 1997, the exchange offer was concluded; all of the $225.0 million of Old Notes were exchanged. The Exchange Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2002, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of Exchange Notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to the Company as common equity capital.

     The costs related to the issuance of debt have been capitalized and are being amortized as interest expense using a method that approximates the effective interest method over the term of the related debt.

     The aggregate principal payments for debt, excluding the revolving credit borrowings, for the five years ending December 31, 1998 through 2002 are: $5.0 million, $11.0 million, $19.0 million, $25.0 million and $33.2 million, respectively.

7.  Stock Option Plan

     Holdings sponsors an option plan for key employees of Holdings and L-3, pursuant to which options to purchase an aggregate of 14.0% of Holdings' fully-diluted common stock outstanding at the closing date have been authorized for grant.

     On April 30, 1997, Holdings granted the Chairman and the President (collectively, the "Equity Executives") nonqualified options, to purchase, at $6.47 per share 2,285,714 shares of Class A common stock of Holdings. In each case, half of the options are "Time Options" and half are "Performance Options" (collectively, the "Options"). The Time Options become exercisable with respect to 20% of the shares subject to the Time Options on each of the first five anniversaries if employment continues through and including such date. The Performance Options become exercisable nine years after the closing date, but may become exercisable earlier with respect to up to 20% of the shares subject to the Performance Options on each of the first five anniversaries, to the extent certain defined targets are achieved. The Options, which have a ten year term, become fully exercisable under certain circumstances, including a change in control.

     On July 1, 1997, Holdings adopted the 1997 Option Plan for key employees of Holdings and L-3 and granted nonqualified options to certain officers and other employees of L-3 to purchase at $6.47 per share 675,500 shares of Class A common stock of Holdings (collectively, the "1997 Options"). Generally, the 1997 Options are exercisable over a three-year vesting period and expire ten years from the date of grant.

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which provides that compensation cost for stock options is recognized based on the excess, if any, of the fair value of the stock at the grant date of the award or other measurement date over the stock option exercise price. The exercise price for Holdings' stock options granted to employees equaled the fair value of Holdings' common stock at the date of grant. Accordingly, no compensation expense was recognized by the Company. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".


8.   Contingencies

     Management is continually assessing the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments with respect to those environmental loss contingencies of which management of the Company is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     The Company is engaged in providing products and services under contracts with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term.

     The Company is periodically subject to litigation, claims or assessments and various contingent liabilities (including environmental matters) incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company believes that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments would not have a material adverse effect on the financial position or results of operations of the Company.

9.  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes accounting standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure". SFAS No. 129 requires disclosure of for all type of securities issued and applies to all entities that have issued securities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set general-purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 128 and SFAS No. 129 are required to be adopted for periods ending after December 15, 1997, and SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Company is currently evaluating the impact, if any, of these new FASB statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a supplier of sophisticated secure communication systems and specialized communication products including secure, high data rate communication systems, commercial fixed wireless communication products, microwave components, avionic displays and recorders and instrument products. The Company's customers include the Department of Defense (the "DoD"), selected U.S. government intelligence agencies, major aerospace/defense prime contractors and commercial customers. The Company operates primarily in one industry segment, electronic components and systems.

     Substantially all the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. All domestic government contracts and subcontracts of the Businesses are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the government.

     The decline in the U.S. defense budget since the mid-1980s has resulted in program delays, cancellations and scope reduction for defense contracts in general. These events may or may not have an effect on the Company's programs; however, in the event that U.S. Government expenditures for products of the type manufactured by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company.

     In response to the decline in the defense budget, the DoD has focused its resources on enhancing its military readiness, joint operations and multiple mission capabilities and on incorporating advanced electronics to improve performance, reduce operating costs and extend life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow. According to Federal Sources, an independent private consulting group, the U.S. defense budget for command, control, communications and intelligence ("C3I") is projected to increase at a compound annual growth rate of 5.8% through 2002. Management believes that L-3 will benefit from this growth due to its substantial position in the markets for secure communication systems, antenna systems, display systems, microwave components and other related areas.

Results of Operations

     The following information should be read in conjunction with condensed consolidated (combined) financial statements and the notes thereto.

     The Company's financial statements reflect operations since the effective date of the acquisition (April 1, 1997); accordingly comparisons for the nine months ended September 30, 1997 to the prior period of the Predecessor Company are not meaningful. To facilitate meaningful comparisons of the operating results of the periods set forth below, the results of operations for the nine months September 30, 1997 were obtained by combining, without adjustment, the results of operations of the Predecessor Company for the period January 1, 1997 through March 31, 1997 and the Company for the period April 1, 1997 through September 30, 1997. The results of operations for the nine months ended September 30, 1996 represent the results of operations of the Predecessor Company, and include the results of operations of the Loral Acquired Businesses beginning on April 1, 1996, the effective date of that acquisition. See Note 3 to the condensed consolidated (combined) financial statements. Interest expense and income taxes expense for the periods are not comparable and the impact of interest expense and income taxes expense on the Company is discussed below. See the columns denoted "Predecessor Company" and "The Company" representing the predecessor periods and successor periods, respectively, in the statements of operations and cash flows for the nine and three month periods ended September 30, 1997 and 1996 included in this report.

     The results of operations of the Predecessor Company for the three months ended March 31, 1997 and the nine months ended September 30, 1996, include certain costs and expenses allocated by Lockheed Martin for corporate office expenses based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors. Interest expense was allocated based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Also, pension and postemployment benefit costs were allocated based on employee headcount. Accordingly, the results of operations and financial position hereinafter of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity.

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

     The following table sets forth selected statement of operations data for the Company and the Predecessor Company for the periods indicated:

                                                              The Company           Predecessor Company
                                                        ------------------------  -----------------------

                                                            Three Months Ended         Three Months Ended
                                                            September 30, 1997         September 30, 1996
                                                        ------------------------  -----------------------
                                                                       (Dollars in millions)

Sales . . . . . . . . . . . . . . . . . . . . . . . .            $174.8                     $158.6
Cost and expenses . . . . . . . . . . . . . . . . . .             156.9                      146.4
                                                                 ------                     ------
Operating income  . . . . . . . . . . . . . . . . . .              17.9                       12.2
Net interest expense  . . . . . . . . . . . . . . . .               9.3                        7.4
                                                                 ------                     ------
Income before income taxes  . . . . . . . . . . . . .               8.6                        4.8
Income taxes  . . . . . . . . . . . . . . . . . . . .               3.3                        1.7
                                                                 ------                     ------
Net income  . . . . . . . . . . . . . . . . . . . . .            $  5.3                     $  3.1
                                                                 ======                     ======


     Sales for the quarter ended September 30, 1997 increased to $174.8 million from $158.6 million for the quarter ended September 30, 1996 (the "prior period"). Operating income increased to $17.9 million compared with $12.2 million in the prior period. Net income increased to $5.3 million compared to $3.1 million in the prior period.

     The sales increase was attributable to increased volume on sales of Common High-bandwidth Data Link (CHBDL) systems, Predator unmanned aerial vehicle systems, microwave components, power supplies, and E-2C display systems, which were partially offset by lower volume on E-2C Trac-A antenna and U-2 Support programs.

     Operating income as a percentage of sales increased to 10.2% in the quarter ended September 30, 1997 compared to 7.7% in the prior period. The increase in operating income was attributable to the increased sales volume on higher margin sales noted above and improved margins on microwave components.

     Net interest expense for the quarter ended September 30, 1997 was $9.3 million representing interest expense on the Company's senior secured credit facility, the 10 3/8% Senior Subordinated Notes, and amortization of debt issuance costs, less interest income of $0.4 million. See Note 6 to the condensed (combined) consolidated financial statements. Interest expense for the prior period was $7.4 million and was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the Predecessor Company's invested equity account deemed to be financed by Lockheed Martin's consolidated debt.

     The income tax provision for the quarter ended September 30, 1997, reflects the expected estimated effective income tax rate of 39% for the nine months ending December 31, 1997. In the prior period, income taxes were allocated to the Predecessor Company by Lockheed Martin and the effective income tax rate was significantly impacted by amortization of costs in excess of net assets acquired, which were not deductible for income tax purposes.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

     The following table sets forth selected statement data of operations for the Company and the Predecessor Company for the periods indicated.

                                                                             Predecessor                             Predecessor
                                                          The Company          Company            Combined             Company
                                                      -----------------   -----------------  -----------------   -----------------
                                                          Six Months         Three Months        Nine Months         Nine Months
                                                             Ended              Ended               Ended               Ended
                                                         September 30,        March 31,         September 30,       September 30,
                                                             1997                1997               1997                1996
                                                      -----------------   -----------------  -----------------   -----------------
                                                                                  (Dollars in millions)
Sales . . . . . . . . . . . . . . . . . . . . . . .         $342.9              $158.8             $501.7              $365.0
Cost and expenses . . . . . . . . . . . . . . . . .          309.9               150.9              460.8               341.9
                                                            ------              ------             ------              ------
Operating income  . . . . . . . . . . . . . . . . .           33.0                 7.9               40.9                23.1
Net interest expense  . . . . . . . . . . . . . . .           19.3                 8.4               27.7                16.8
                                                            ------              ------             ------              ------
Income (loss) before income taxes . . . . . . . . .           13.7                (0.5)              13.2                 6.3
Income taxes  . . . . . . . . . . . . . . . . . . .            5.3                (0.2)               5.1                 3.0
                                                            ------              ------             ------              ------
Net income (loss) . . . . . . . . . . . . . . . . .         $  8.4              $ (0.3)            $  8.1              $  3.3
                                                            ======              ======             ======              ======


     Sales for the nine months ended September 30, 1997 (the "current period") increased to $501.7 million from $365.0 million for the nine months ended September 30, 1996 (the "prior period"). Operating income increased to $40.9 million from $23.1 million in the prior period. Net income increased to $8.1 million from $3.3 million in the prior period.

     The sales increase in the current period was attributable primarily to the sales of the Loral Acquired Businesses which contributed $378.4 million for the nine months ended September 30, 1997 compared to $243.0 in the prior year period. Sales of Communication Systems--Camden increased by $1.2 million to $123.3 million in the current period compared to prior period. The acquisition of the Loral Acquired Businesses was effective April 1, 1996, and accordingly, the prior period only includes the results of operations of the Loral Acquired Businesses for the six months from April 1, 1996 to September 30, 1996. See Note 3 to the condensed (combined) consolidated financial statements. Sales of the Loral Acquired Businesses (excluding the Hycor business) for the six month period ended September 30, 1997 increased $21.1 million to $258.6 million from $237.5 million for the six month period ended September 30, 1996.

     Operating income as a percentage of sales increased to 8.2% in the nine months ended September 30, 1997 compared to 6.3% in the prior period reflecting higher margins on the sales of the Loral Acquired Businesses and operating improvements at Communications Systems -- Camden. The increase in operating income also was largely attributable to the Loral Acquired Businesses, which contributed operating income of $34.6 million for the nine months ended September 30, 1997 compared to $18.1 million in the prior period which only reflected six months of operations of the Loral Acquired Businesses.
Operating income for the Loral Acquired Businesses (excluding the Hycor business) in the six month period ended September 30, 1997 increased 36% to $24.6 million from $18.1 million in the comparable period in 1996. This increase is due to the higher sales volume discussed above and improved margins on avionic and microwave product sales and increased sales on the CHBDL program.

     Net interest expense for the six months ended September 30, 1997 was $19.3 million representing interest expense on the Company's senior secured credit facility, the 10 3/8% Senior Subordinated Notes, and amortization of debt issuance costs, less interest income of $0.5 million. See Note 6 to the condensed (combined) consolidated financial statements. Interest expense for the three months ended March 31, 1997 and the prior period was $8.4 million and $16.8 million, respectively, and was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the Predecessor Company's invested equity account deemed to be financed by Lockheed Martin's consolidated debt.

     The income tax provision for the quarter ended September 30, 1997, reflects the expected estimated effective income tax rate of 39% for the nine months ending December 31, 1997. In the prior period, income taxes were allocated to the Predecessor Company by Lockheed Martin and the effective income tax rate was significantly impacted by amortization of costs in excess of net assets acquired, which were not deductible for income tax purposes.


Liquidity and Capital Resources

     Effective April 1, 1997, the Company was purchased from Lockheed Martin Corporation for approximately $525 million, before an estimated purchase price adjustment of $20 million, plus estimated acquisition costs of $6.6 million.

     The acquisition was funded by a combination of debt and equity. The equity was provided by Holdings who contributed $125 million, including $45 million retained by Lockheed Martin, in exchange for all of the capital stock of the Company. The funded debt consisted of $175 million of Term Loans under the Credit Agreement and $225 million of 10 3/8% Senior Subordinated Notes. The required principal payments under the Term Loans are: $1.0 million in the remainder of 1997, $5.0 million in 1998, $11.0 million in 1999, $19.0 million in 2000, $25.0 million in 2001, $33.2 million in 2002,
$20.0 million in 2003, and $25.2 million in 2004, $24.9 million 2005, and $8.7 million in 2006. With respect to the Term Loans, interest payments vary in accordance with the type of borrowings and are made at a minimum every three months. Other than upon a change in control, the Company will not be required to make principal payments in respect of the 10 3/8% Senior Subordinated Notes until maturity on May 1, 2007. The Company is required to make semi-annual interest payments with respect to the 10 3/8% Senior Subordinated Notes. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment.

     On November 5, 1997, the Company and Lockheed Martin amended the Transaction Agreement to finalize the purchase price adjustment which amounted to $21.2 million of which $15.9 million was received on the closing date and $5.3 million was received on November 7, 1997, plus interest thereon. The amendment also included the assignment to the Company from Lockheed Martin of a contract for the production of mission communication systems for track vehicles.

     The Credit Agreement contains financial covenants, which remain in effect so long as any amount is owed by the Company under the senior secured credit facility. These financial covenants require that (i) the Company's debt ratio be less than or equal to 5.75 for the quarter ending
September 30, 1997, and that the maximum allowable debt ratio thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and (ii) the Company's interest coverage ratio be at least 1.5 for the quarter ending September 30, 1997, thereafter increase the interest coverage ratio to at least 3.10 for any fiscal quarters ending after June 30, 2002. At September 30, 1997, the Company was in compliance with these covenants.

     The Company has a substantial amount of indebtedness. Based upon the current level of operation and anticipated improvements, management believes that the Company's cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, expenditures, research and development expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general economic financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures and program and other disciplinary investments. The Senior Credit Facilities and the 10 3/8% Senior Subordinated Notes credit agreements contain financial and restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends.


     In September 1997, the Company filed a registration statement to initiate an offer to exchange an aggregate of up to $225.0 million principal amount of 10 3/8% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for the outstanding Old Notes. The terms of the Exchange Notes are identical in all material respects to the Old Notes, except that the Exchange Notes have been registered under the Securities Act of 1933. On November 5, 1997, the exchange offer was concluded; all of the $225.0 million Old Notes were exchanged. The Exchange Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2002, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of Exchange Notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to the Company as common equity capital.

     The following table sets forth selected cash flow statement data for the Company and the Predecessor Company the periods indicated:

                                                                             Predecessor                             Predecessor
                                                          The Company          Company            Combined             Company
                                                      -----------------   -----------------  -----------------   -----------------
                                                          Six Months         Three Months        Nine Months         Nine Months
                                                             Ended              Ended               Ended               Ended
                                                         September 30,        March 31,         September 30,       September 30,
                                                             1997                1997               1997                1996
                                                      -----------------   -----------------  -----------------   -----------------
                                                                                  (Dollars in millions)

Net cash from (used in) operating activities  . . .         $  56.4             $(16.3)            $  40.1             $   6.0
Net cash used in investing activities . . . . . . .          (479.0)              (4.3)             (483.3)             (292.9)
Net cash from financing activities  . . . . . . . .           462.4               20.6               483.0               286.9
                                                            -------             ------             -------             -------
Net change in cash  . . . . . . . . . . . . . . . .         $  39.8                 --             $  39.8                  --
                                                            =======             ======             =======             =======


     Net cash provided by operating activities of the Company for the six months ended September 30, 1997 was $56.4 million. Cash provided by operations benefited from improved operating results, effective management of contracts in process resulting in reduced levels of receivables and increases in accrued interest and accrued employment costs.

     Net cash used for operating activities of the Predecessor Company was $16.3 million for the quarter ended March 31, 1997, resulting primarily from the increase in contracts in process and decrease in current liabilities, offset by cash flows provided by the Loral Acquired Businesses. Without the Loral Acquired Businesses, cash used for operating activities for Communication Systems - Camden amounted to $6.1 million.

     Net cash from operating activities of the Predecessor Company was $6.0 million for the nine months ended September 30, 1996. The acquisition of the Loral Acquired Businesses was effective April 1, 1996, and accordingly, net cash from operating activities for the nine months ended September 30, 1996, include the cash flows of the Loral Acquired Businesses for the six month period from April 1, 1996 to September 30, 1996.

     The Company's current ratio at September 30, 1997 increased slightly to 2.2:1 from the Predecessor Company's current ratio of 2.0:1 at December 31, 1996. The Predecessor Company's current ratio at March 31, 1997 was 2.2:1.

     Net cash used in investing activities for the six months ended
September 30, 1997 consisted primarily of $470.7 million paid by the Company for the acquisition of Businesses from Lockheed Martin Corporation. See Note 1 to condensed consolidated (combined) financial statements. During the nine months ended September 30, 1996, $287.8 million was paid by the Predecessor Company for the acquisition of the Loral Acquired Businesses. See Note 3 to the condensed consolidated (combined) financial statements. In addition, for the six months ended September 30, 1997, $6.4 million was used for capital expenditures.

Net Assets of Acquired Business Held for Sale

     The Company has accounted for the allocation of purchase price and the net assets to its Hycor business which it acquired as part of the Businesses and intends to sell in accordance with the FASB's Emerging Issues Task Force Issue 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to the Hycor business as of April 1, 1997 have been reflected on a single line item in the accompanying condensed consolidated balance sheet as "Net assets held for sale". The fair value assigned to such net assets is based upon management's estimate of the proceeds from the sale of the Hycor business less the estimated income from operations for such business during the holding period of April 1997 through December 1997 (the "holding period"), plus interest expense on debt allocated to such net assets during the holding period. The purchase price allocated to the Businesses by Holdings and L-3 discussed in Note 2 reflects these allocations of purchase price. In accordance with EITF 87-11, income from the operations of the Hycor business of $112,000 and interest expense of $436,000 on the debt allocated to the Hycor net assets have been excluded from the Company's consolidated statements of operations for the period
April 1, 1997 to September 30, 1997.

     Also, included in net assets held for sale at September 30, 1997 is the Company's Sarasota, Florida facility which was sold effective October 24, 1997.

Contingencies

     See Note 8 to the condensed consolidated (combined) financial statements.


Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes accounting standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure". SFAS No. 129 requires disclosure of for all type of securities issued and applies to all entities that have issued securities. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set general-purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 128 and SFAS No. 129 are required to be adjusted for periods ending after December 15, 1997, and SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Company is currently evaluating the impact, if any of these new FASB statements.

     Effective January 1, 1996, the Businesses adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used for long-lived assets and certain intangible assets to be disposed of. The impact of adopting SFAS 121 was not material.

PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

No exhibits are required for this filing.
(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       L-3 Communications Corporation
                                       Registrant

Date:  November 14, 1997               /s/ Michael T. Strianese
                                       -------------------------------------
                                       Michael T. Strianese
                                       Vice President-Finance and Controller
                                       (Principal Accounting Officer)