Form 10-K
period 1997-12-21
L 3 COMMUNICATIONS CORP
filed 1998-03-31
CIK 1039101

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

                                  FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 1997
                                      or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                  to
     Commission file number

                        L-3 COMMUNICATIONS CORPORATION

            (Exact name of registrant as specified in its charter)

                   DELAWARE                          13-3937436
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)          Identification No.)
               600 THIRD AVENUE                        10016
              NEW YORK, NEW YORK                     (Zip Code)

  (Address of principal executive offices)

                                (212) 697-1111

             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                    None.

         Securities registered pursuant to section 12(g) of the Act:
                                    None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of December 31, 1997, L-3 Communications Corporation (the "Company" or "L-3 Communications") had 100 shares of common stock oustanding, which were held by its parent, L-3 Communications Holdings, Inc. ("Holdings").

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
==============================================================================

                                    PART I

   As used herein, unless the context requires otherwise: (i) "Holdings" means L-3 Communications Holdings, Inc., (ii) "L-3" means Holdings, its wholly-owned operating subsidiary, L-3 Communications Corporation, their predecessors, and the businesses acquired in the 1998 Acquisitions (as defined), (iii) "L-3 Communications" or the "Company" means L-3 Communications Corporation, (iv) "L-3 Acquisition" means the purchase of the Company from Lockheed Martin Corporation in April 1997 described under "--History", (v) "1998 Acquisitions" means the recently completed acquisition of STS (as defined), ILEX (as defined) and Ocean Systems (as defined) described under "--Recent Developments", (vi) "Notes Offering" means $150 million aggregate principal amount of Senior Subordinated Notes due 2008 to be offered by L-3 Communications, (vii) "Common Stock Offering" means an initial public offering of common stock by Holdings which is made concurrently with the Notes Offering, (viii) "Offerings" means the Notes Offering and the contribution by Holdings of the proceeds of the Common Stock Offering and (ix) unless otherwise indicated, "pro forma" financial data reflect the L-3 Acquisition, the 1998 Acquisitions and the Offerings as if such transactions had occurred in the beginning of the period indicated.

ITEM 1. BUSINESS.

COMPANY OVERVIEW

   L-3 is a leading merchant supplier of sophisticated secure communication systems and specialized communication products including secure, high data rate communication systems, microwave components, avionics and ocean systems, and telemetry, instrumentation and space products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are incorporated into the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense (the "DoD"), selected U.S. government (the "Government") intelligence agencies, major aerospace/defense prime contractors, foreign governments and commercial customers. In 1997, L-3 had pro forma sales of $894.0 million and pro forma EBITDA (as defined) of $95.1 million. The Company's pro forma funded backlog as of December 31, 1997 was $638.1 million. These results reflect internal growth as well as the execution of the Company's strategy of acquiring businesses that complement or extend L-3's product lines.

   The Company's business areas enjoy proprietary technologies and capabilities and have leading positions in their respective primary markets. Management has organized the Company's operations into two primary business areas: Secure Communication Systems and Specialized Communication Products. In 1997, the Secure Communication Systems and Specialized Communication Products business areas generated approximately $456.0 million and $438.0 million of pro forma sales, respectively, and $52.3 million and $42.8 million of pro forma EBITDA, respectively. In addition, the Company is seeking to expand its products and technologies in commercial markets. See " -- Emerging Commercial Products" below.

   SECURE COMMUNICATION SYSTEMS. L-3 is the established leader in secure, high data rate communications in support of military and other national agency reconnaissance and surveillance applications. The Company's Secure Communication Systems operations are located in Salt Lake City, Utah; Camden, New Jersey; and Shrewsbury, New Jersey. These operations are predominantly cost plus, sole source contractors supporting long-term programs for the U.S. Armed Forces and classified customers. The Company's major secure communication programs and systems include: secure data links for airborne, satellite, ground-and sea-based information collection and transmission; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and national agency intelligence efforts; as well as secure telephone and network equipment. The Company believes that it has developed virtually every high bandwidth data link used by the military for surveillance and reconnaissance in operation today. L-3 is also a leading supplier of communication software support services to military and related government intelligence markets. In addition to these core Government programs, L-3 is leveraging its technology base by expanding into related commercial communication equipment markets, including applying its high data rate communications and archiving technology to the medical image archiving market and its wireless communication expertise to develop local wireless loop telecommunications equipment.

   SPECIALIZED COMMUNICATION PRODUCTS. This business area includes (i) Microwave Components, (ii) Avionics and Ocean Systems and (iii) Telemetry, Instrumentation and Space Products operations of the Company.

   Microwave Components. L-3 is the preeminent worldwide supplier of commercial off-the-shelf, high performance microwave components and frequency monitoring equipment. L-3's microwave products are sold under the industry-recognized Narda brand name through a standard catalog to wireless, industrial and military communication markets. L-3 also provides state-of-the-art communication components including channel amplifiers and frequency filters for the commercial communication satellite market. Approximately 76% of Microwave Components sales is made to commercial customers, including Loral Space & Communications, Ltd., Motorola, Inc., Lucent Technologies Inc., AT&T Corp. and Lockheed Martin Corporation ("Lockheed Martin").

   Avionics and Ocean Systems. Avionics and Ocean Systems include the Company's Aviation Recorders, Display Systems, Antenna Systems and Acoustic Undersea Warfare Systems operations. L-3 is the world's leading manufacturer of commercial cockpit voice and flight data recorders ("black boxes"). These recorders are sold under the Fairchild brand name both on an original equipment manufacturer ("OEM") basis to aircraft manufacturers as well as directly to the world's major airlines for their existing fleets of aircraft. L-3 recorders are also installed on military transport aircraft throughout the world. L-3 provides military and high-end commercial displays for use on a number of DoD programs including the F-14, V-22, F-117 and E-2C. Further, L-3 manufactures high performance surveillance antennas and related equipment for U.S. Air Force, U.S. Army and U.S. Navy aircraft including the F-15, F-16, AWACS, E-2C and B-2, as well as the U.K.'s maritime patrol aircraft. L-3 is also one of the world's leading product suppliers of acoustic undersea warfare systems and airborne dipping sonar systems to the U.S. and over 20 foreign navies.

   Telemetry, Instrumentation and Space Products. The Company's Telemetry, Instrumentation and Space Products operations develop and manufacture commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. These products are used to gather flight parameter data and other critical information and transmit it from air or space to the ground. Telemetry products are also used for range safety and training applications to simulate battlefield situations. L-3 is also a leading global satellite communications systems and services provider offering systems and services used in satellite transmission of voice, video and data.

   EMERGING COMMERCIAL PRODUCTS. Building upon its core technical expertise and capabilities, the Company is seeking to expand into several closely aligned commercial business areas and applications. Emerging Commercial Products currently include the following three niche markets: (i) medical archiving and simulation systems; (ii) local wireless loop telecommunications equipment; and (iii) airport security equipment. These commercial products were developed based on technology used in the Company's military businesses with relatively small incremental financial investments. The Company is applying its technical capabilities in high data rate communications and archiving technology developed in its Secure Communication Systems business area to the medical image archiving market through a partnership with the General Electric Company's ("GE") medical systems business. Based on secure, high data rate communications technology also developed in its Secure Communication Systems business area, the Company has developed local wireless loop telecommunications equipment that is primarily designed for emerging market countries and rural areas where voice and data communication infrastructure is inadequate or non-existent. L-3 has completed the development phase for the local wireless loop telecommunications equipment and made its initial shipment in January 1998. In addition, the Federal Aviation Administration (the "FAA") has awarded the Company a development contract for next generation airport security equipment for explosive detection. L-3 has shipped two prototype test units and FAA certification testing commenced in the first half of 1998. To date, revenues generated from L-3's Emerging Commercial Products have not been, in the aggregate, material to the Company.

   The Company's systems and products are summarized in the following tables:

     SECURE COMMUNICATION SYSTEMS (1997 PRO FORMA SALES: $456.0 MILLION)

                SYSTEMS                         SELECTED APPLICATIONS                 SELECTED PLATFORMS/END USES
-------------------------------------  --------------------------------------- ----------------------------------------
SECURE HIGH DATA RATE COMMUNICATIONS
o Wideband data links                  o High performance, secure              o Used on aircraft and naval ships and
                                         communication links for interoperable   unmanned aerial vehicles with military
                                         tactical communication and              and commercial satellites
                                         reconnaissance
SATELLITE COMMUNICATION TERMINALS
o Ground-based satellite               o Interoperable, transportable ground   o Provide remote personnel with
  communication terminals                terminals for remote data links to      communication links to distant forces
                                         distant segments via commercial or
                                         military satellites

SPACE COMMUNICATION AND SATELLITE CONTROL
o Satellite communication and          o On-board satellite external           o International Space Station; Earth
  tracking systems                       communications, video systems, solid    Observing Satellite; Landsat-7; Space
                                         state recorders and ground support      Shuttle; and National Oceanic and
                                         equipment                               Atmospheric Administration weather
                                                                                 satellites
o Satellite command and control        o Software integration, test and        o Air Force satellite control network
  sustainment and support                maintenance support for Air Force       and Titan IV launch system
                                         satellite control network;
                                         engineering support for satellite
                                         launch systems
MILITARY COMMUNICATIONS
o Shipboard communication systems      o Shipboard and ship-to-ship            o Shipboard voice communications systems
                                         communications                          for Aegis cruisers and destroyers and
                                                                                 fully automated Integrated Radio Room
                                                                                 (IRR) for ship-to-ship communications
                                                                                 on Trident submarines
o Digital battlefield communications   o Communications on the move for        o Communication systems for U.S. Army
                                         tactical battlefield                    C(2)V
o Communication software support       o Value added, critical software        o ASAS, JSTARS and GUARDRAIL
  services                               support for C(3)I systems
INFORMATION SECURITY SYSTEMS
o Secure Telephone Unit (STU           o Secure and non-secure voice, data and o Office and battlefield secure and
  III)/Secure Terminal Equipment         video communication utilizing ISDN      non-secure communication for armed
  (STE)                                  and ATM commercial network              services, intelligence and security
                                         technologies                            agencies
o Local management device/key          o Provides electronic key material      o User authorization and recognition and
  processor (LMD/KP)                     accounting, system management and       message encryption for secure
                                         audit support functions for secure      communication
                                         data communication
o Information processing systems       o Custom designed strategic and         o Classified military and national
                                         tactical signal intelligence systems    agency intelligence efforts
                                         that detect, collect, identify,
                                         analyze and disseminate information
                                         and related support contracts
-------------------------------------  --------------------------------------- ----------------------------------------

  SPECIALIZED COMMUNICATION PRODUCTS (1997 PRO FORMA SALES: $438.0 MILLION)

                PRODUCTS                          SELECTED APPLICATIONS                 SELECTED PLATFORMS/END USES
---------------------------------------  --------------------------------------- ----------------------------------------
MICROWAVE COMPONENTS
o Passive components, mechanical         o Radio transmission, switching and     o Broad-band and narrow-band commercial
  switches and wireless assemblies         conditioning; antenna and base          applications (PCS, cellular, SMR, and
                                           station testing and monitoring          paging infrastructure) sold under the
                                                                                   Narda brand name; and broad-
                                                                                   band military applications
o Safety products                        o Radio frequency (RF) monitoring and   o Monitor cellular base station and
                                           measurement                             industrial RF emissions frequency
                                                                                   monitoring
o Semiconductors (diodes, capacitors)    o Radio frequency switches, limiters,   o Various industrial and military end
                                           voltage control, oscillators,           uses, including commercial satellites,
                                           harmonic generators                     avionics and specialty communication
                                                                                   products
o Satellite and wireless components      o Satellite transponder control,        o China Sat, PanAmSat, Telstar, Sirius,
  (channel amplifiers, transceivers,       channel and frequency separation        Tempo, Tiros, Milstar, GPS and LandSat
  converters, filters and multiplexers)
AVIONICS AND OCEAN SYSTEMS
Aviation Recorders
o Solid state cockpit voice and flight   o Voice recorders continuously record   o Installed on business and commercial
  data recorders                           most recent 30-120 minutes of voice     aircraft and certain military
                                           and sounds from cockpit and aircraft    transport aircraft; sold to both
                                           inter-communications. Flight data       aircraft OEMs and airlines under the
                                           recorders record the last 25 hours of   Fairchild brand name
                                           flight parameters
Antenna Systems
o Ultra-wide frequency and advanced      o Surveillance; radar detection         o F-15, F-16, F-18, E-2C, P-3, C-130,
  radar antenna systems and rotary                                                 B-2, AWACS, Apache, Cobra, Mirage
  joints                                                                           (France), Maritime Patrol (U.K.) and
                                                                                   Tornado (U.K.)
Display Systems
o Cockpit and mission display systems    o High performance, ruggedized flat     o E-2C, V-22, F-14, F-117, E-6B, C-130,
                                           panel and cathode ray tube displays     AWACS and JSTARS
Ocean Systems
o Airborne dipping sonar systems         o Submarine detection and localization  o SH-60, SH-2/3, AB-212, EH-101 and Lynx
                                                                                   Helicopters
o Submarine and surface ship towed       o Submarine and surface ship detection  o SSN, SSBN, DDG-963 and FFG-7
  arrays                                   and localization
o Torpedo defense systems                o Torpedo detection and jamming         o SSN, SSBN and DDG-963
o Mine countermeasure systems            o Coastal and route survey              o MCDV (Canada)
TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS
Airborne, Ground and Space Telemetry
o Aircraft, missile and satellite        o Real time data acquisition,           o JSF, F-15, F-18, F-22, Comanche,
  telemetry systems                        measurement, processing, simulation,    Nimrod (U.K.), Tactical Hellfire,
                                           distribution, display and storage for   Titan, EELV, A2100 and ATHENA
                                           flight testing
o Training range telemetry systems       o Battlefield simulation                o Combat simulation
Space Products
o Global satellite communications        o Satellite transmission of voice,      o Rural telephony or private networks,
  systems supplier                         video and data                          direct to home uplinks, satellite news
                                                                                   gathering and wideband applications
---------------------------------------  --------------------------------------- ----------------------------------------

INDUSTRY OVERVIEW

   The defense industry has recently undergone significant changes precipitated by ongoing federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating cost and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow. According to Federal Sources, an independent private consulting group, the defense budget for command, control, communications and intelligence ("C(3)I") is expected to increase from $31.0 billion in the fiscal year ended September 30, 1997 to $42.0 billion in the fiscal year ended September 30, 2002, a compound annual growth rate of 6.3%.

   The industry has also undergone dramatic consolidation resulting in the emergence of three dominant prime system contractors (The Boeing Company, Lockheed Martin and Raytheon Company ("Raytheon")). One outgrowth of this consolidation among the remaining major prime contractors is their desire to limit purchases of products and sub-systems from one another. However, there are numerous essential products, components and systems that are not economical for the major prime contractors to design, develop or manufacture for their own internal use which creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, the Company expects the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core businesses by AlliedSignal Inc. ("AlliedSignal"), Ceridian Corporation ("Ceridian"), Lockheed Martin and Raytheon.

   The prime contractors' focus on cost control is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. The Company believes the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major systems, turning to commercially oriented merchant suppliers to produce sub-systems, components and products. Going forward, successful merchant suppliers will use their resources to complement and support, rather than compete with the prime contractors. L-3 anticipates the relationship between the major prime contractors and their primary suppliers will, as in the automotive and commercial aircraft industry, develop into critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. Early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating these outsourced products will provide mezzanine suppliers, including the Company, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through coordination of the design, development and manufacturing processes.

RECENT DEVELOPMENTS

   The Company recently purchased the assets and liabilities of three businesses described below which collectively comprise the "1998 Acquisitions". The combined purchase prices for these acquisitions was $146.4 million of cash, subject to certain post-closing adjustments, and in one case certain additional consideration based on post-closing performance. The Company has financed these acquisitions through the use of its existing cash balances as well as through borrowings under the $375.0 million Senior Credit Facilities. These three businesses complement and extend L-3's product offerings.

 Ocean Systems

   On March 30, 1998, L-3 Communications purchased the assets of the Ocean Systems business ("Ocean Systems") of AlliedSignal for $67.5 million in cash. In 1997, Ocean Systems had sales of $73.0 million.

Ocean Systems is one of the world's leading products suppliers of acoustic undersea warfare systems, having designed, manufactured and supported a broad range of compact, lightweight, high performance acoustic systems for navies around the world for over 40 years. Ocean Systems is the leading products supplier of airborne dipping sonar systems in the world with substantial market share of the sector and systems in service with the U.S. and 20 foreign navies. Ocean Systems also produces several sea systems products including towed array sonar, integrated side-looking sonar, acoustic jammers, mine detection and torpedo defense systems and supplies commercial navigation and hydrographic survey systems worldwide. Ocean Systems is further supported by ELAC Nautik GmbH ("ELAC") located in Kiel, Germany. ELAC manufactures a broad range of naval defense products including submarine, torpedo and navigation sonars as well as survey and navigation systems for the commercial nautical products industry.

 ILEX Systems

   On March 4, 1998, L-3 Communications purchased the assets of ILEX Systems ("ILEX") for $51.9 million in cash plus additional consideration based on post-closing performance which could include up to 540,000 shares of Common Stock over the next three years. In 1997, ILEX had sales of $63.5 million. ILEX is a leading supplier of communication software support services to military and related government intelligence markets. ILEX also provides environmental consulting, software and systems engineering services and complementary products to several commercial markets.

 Satellite Transmission Systems

   On February 5, 1998, L-3 Communications purchased the assets of Satellite Transmission Systems division ("STS") of California Microwave, Inc. for $27.0 million. For the fiscal year ended June 30, 1997, STS had sales of $68.0 million. STS is a leading global satellite communications systems and services provider. Its customers include foreign post, telephone and telegraph administrations, domestic and international prime communications infrastructure contractors, telecommunication and satellite service providers, broadcasters and media-related companies, government agencies and large corporations.

   The Company considers and executes strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engaged in acquisition negotiations at any given time. As of the date hereof, the Company has completed, has reached agreement on or is in discussions regarding certain acquisitions, in addition to the 1998 Acquisitions, that are either individually or in the aggregate not material to the financial condition or results of operations of the Company.

HISTORY

   Holdings and L-3 Communications were formed in April 1997 by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral Corporation ("Loral"), Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, "Senior Management"), Lehman Brothers Capital Partners III, L.P. and its affiliates (the "Lehman Partnership") and Lockheed Martin to acquire (the "L-3 Acquisition") substantially all of the assets and certain liabilities of (i) nine business units previously purchased by Lockheed Martin as part of its acquisition of Loral in April 1996 (the "Loral Acquired Businesses") and (ii) one business unit, Communication Systems -- East, purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993 (collectively, the "Businesses"). L-3 Communications is a wholly-owned subsidiary of Holdings. At December 31, 1997, Messrs. Lanza and LaPenta and certain other members of management collectively own 15.9%; the Lehman Partnership owns 50.1%; and Lockheed Martin owns 34.0% of the outstanding capital stock of Holdings.

   The Company's executive offices are located at 600 Third Avenue, New York, New York, 10016, and the telephone number at that address is 212-697-1111.

PRODUCTS AND SERVICES

SECURE COMMUNICATION SYSTEMS

   L-3 is a leader in communication systems for high performance intelligence collection, imagery processing and ground, air, sea and satellite communications for the DoD and other government agencies.

The Salt Lake City operation provides secure, high data rate, real-time communication systems for surveillance, reconnaissance and other intelligence collection systems. The Camden operation designs, develops, produces and integrates communication systems and support equipment for space, ground and naval applications. The Shrewsbury operation provides communication software support services to military and related government intelligence markets. Product lines of the Secure Communication Systems business include high data rate communications links, satellite communications ("SATCOM") terminals, Navy vessel communication systems, space communications and satellite control systems, signal intelligence information processing systems, information security systems, tactical battlefield sensor systems and commercial communication systems.

O HIGH DATA RATE COMMUNICATIONS

   The Company is a technology leader in high data rate, covert, jam-resistant microwave communications in support of military and other national agency reconnaissance and surveillance applications. L-3's product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. The Company's systems and products are capable of providing battlefield commanders with real time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the Persian Gulf war.

   During the 1980s, largely based on its prior experience with command and control guidance systems for remotely-piloted vehicles, L-3 developed its current family of strategic and tactical data links, including its Modular Interoperable Data Link ("MIDL") systems and Modular Interoperable Surface Terminals ("MIST"). MIDL and MIST technologies are considered virtual DoD standards in terms of data link hardware. The Company's primary focus is spread spectrum communication (based on CDMA technology), which involves transmitting a data signal with a high rate noise signal so as to make it difficult to detect by others, and then re-capturing the signal and removing the noise. The Company's data links are capable of providing information at over 200 Mb/s.

   L-3 provides these secure high band width products to the U.S. Air Force, Navy, Army and various Government agencies, many through long-term sole source programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications. Government programs include: U-2 Support Program, Common High-Band Width Data Link ("CHBDL"), Battle Group Passive Horizon Extension System ("BGPHES"), Light Airborne Multi-Purpose System ("LAMPS"), TriBand SATCOM Subsystem ("TSS"), major unmanned aerial vehicle ("UAV") programs and Direct Air-Satellite Relay ("DASR").

O SATELLITE COMMUNICATION TERMINALS

   L-3 provides ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals to communicate with commercial, military and international satellites. These terminals provide remote personnel with anywhere, anytime effective communication capability and provide communications links to distant forces. The Company's TriBand SATCOM Subsystem ("TSS") employs a 6.25 meter tactical dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. The Company also offers an 11.3 meter dish which is transportable on two C-130 aircraft. The SHF Portable Terminal System ("PTS") is a lightweight (28 lbs.), manportable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings unprecedented connectivity to small military tactical units and mobile command posts. L-3 delivered 14 of these terminals for use by NATO forces in Bosnia.

O SPACE COMMUNICATIONS AND SATELLITE CONTROL

   Continuing L-3's tradition of providing communications for every manned U.S. space flight since Mercury, the Company is currently designing and testing three communication subsystems for the International Space Station ("ISS"). These systems will control all ISS radio frequency ("RF") communications and external video activities. The Company also provides solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. The standard NASA tape recorder, which was developed and produced by the Company, has completed over four million hours of service without a mission failure. Current programs include recorders for the National Oceanic & Atmospheric Administration ("NOAA") weather satellites, the Earth Observing Satellite ("EOS"), AM spacecraft and Landsat-7 Earth-monitoring spacecraft. The Company also provides space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.

O MILITARY COMMUNICATIONS

   The Company provides integrated, computer controlled switching systems for the interior and exterior voice and data needs of today's Navy military vessels. The Company's products include Integrated Voice Communication Systems ("IVCS") for Aegis cruisers and destroyers and the Integrated Radio Room ("IRR") for Trident class submarines, the first computer controlled communications center in a submarine. These products integrate the intercom, tactical and administrative communications network into one system accessing various types of communication terminals throughout the ship. The Company's MarCom 2000 secure digital switching system is in development for the Los Angeles class attack submarine and provides an integrated approach to the specialized voice and data communications needs of a shipboard environment for internal and external communications, command and control and air traffic control. The Company also offers on-board, high data rate communications systems which provide a data link for carrier battle groups which are interoperable with the U.S. Air Force's surveillance/ reconnaissance terminal platforms. The Company provides the US Army's Command and Control Vehicle ("C2V") Mission Module Systems ("MMS"). MMS provides the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into a modified Bradley Fighting Vehicle. The Company is a proven supplier of superior technological expertise to the DoD, including its contractors and related government intelligence agencies.

O INFORMATION SECURITY SYSTEMS

   The Company has produced more than 100,000 secure telephone units ("STU III") which are in use today by the U.S. Armed Forces to provide secure telephone capabilities for classified confidential communication over public commercial telephone networks. The Company has begun producing the next-generation digital, ISDN-compatible STE. STE provides clearer voice and thirteen-times faster data/fax transmission capability than the STU III. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module mounted on a PCMCIA card holding the algorithms, keys and personalized credentials to identify its user for secure communications access. The Company also provides LMD/KP which is the workstation component of the Government's Electronic Key Management System ("EKMS"), the next generation of information security systems. EKMS is the Government system to replace current "paper" secret keys used to secure government communications with "electronic" secret keys. LMD/KP is the component of the EKMS which produces and distributes the electronic keys. L-3 also develops specialized strategic and tactical SIGINT systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high speed digital signal processing and high density custom hardware designs.

O TACTICAL SECURITY SYSTEMS

   The Company manufactures the IREMBASS, an unattended ground sensor system which uses sensors placed along likely avenues of enemy approach or intrusion in a battlefield environment. The sensors respond to seismic and acoustic disturbances, infrared energy and magnetic field changes and thus detect enemy activities. IREMBASS is currently in use by U.S. Special Operations Forces, the U.S. Army's Light Divisions and several foreign governments. The Company also provides the Intrusion Detection Early Warning System ("IDEWS"), a sensor system designed for platoon-level physical security applications. Weighing less than two pounds, this sensor system is ideal for covert perimeter intrusion detection, border protection and airfield or military installation security.

SPECIALIZED COMMUNICATION PRODUCTS

MICROWAVE COMPONENTS

   L-3 is the preeminent worldwide supplier of commercial off-the-shelf, high performance radio frequency ("RF") microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. The Company is also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products. L-3 sells many of these components under the well-recognized Narda brand name and through the world's most comprehensive catalog of standard, stocked hardware. L-3 also sells its products through a direct sales force and an extensive network of premier market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. The Company operates from two sites, Hauppauge, New York ("Narda East"), and Sacramento, California ("Narda West").

   Narda East represents approximately 65% of L-3's microwave sales volume, offering high performance microwave components, networks and instruments to the wireless, industrial and military communications markets. Narda East's products can be divided into three major categories: passive components, higher level wireless assemblies/monitoring systems and safety instruments.

   Passive components are generally purchased in narrow frequency configurations by wireless OEM equipment manufacturers and service providers. Similar components are purchased in wide frequency configurations by first tier military equipment suppliers. Commercial applications for Narda components are primarily in cellular or PCS base stations. Narda also manufactures higher level assemblies for wireless base stations and the paging industry. These products include communication antenna test sets, devices that monitor reflected power to determine if a cellular base station antenna is working and whether the base station radios are operating at peak power levels. Military applications include general procurement for test equipment or electronic surveillance and countermeasure systems. RF safety products are instruments which are used to measure the level of non-ionizing radiation in a given area, i.e., from an antenna, test set or other emitting source, and determine whether human exposure limits are within federal standards.

   Narda West designs and manufactures state-of-the-art space-qualified and wireless components. Space qualified components include channel amplifiers for satellite transponder control and diplexers/ multiplexers, which are used to separate various signals and direct them to the appropriate other sections of the payload. Narda West's primary areas of focus are communications satellite payload products. Channel amplifiers constitute Narda West's main satellite product. These components amplify the weak signals received from earth stations by a factor of 1 million, and then drive the power amplifier tubes that broadcast the signal back to earth. These products are sold to satellite manufacturers and offer lower cost, lower weight and improved performance versus in-house alternatives. On a typical satellite, for which there are 20 to 50 channel amps, Narda West's channel amps offer cost savings of up to 60% (up to $1 million per satellite) and decrease launch weight by up to 25 kilograms.

   Narda West products include wireless microwave components for cellular and PCS base station applications. These products include filters used to transmit and receive channel separation as well as ferrite components, which isolate certain microwave functions, thereby preventing undesired signal interaction. Other products include a wide variety of high-reliability power splitters, combiners and filters for spacecraft and launch vehicles, such as LLV, Tiros, THAAD, Mars Surveyor, Peacekeeper, Galileo, Skynet, Cassini, Milstar, Space Shuttle, LandSat, FltSatCom, GPS, GPS Block IIR, IUS, ACE, SMEX and certain classified programs. The balance of the operation's business is of an historical nature and involves wideband filters used for electronic warfare applications.

AVIONICS AND OCEAN SYSTEMS

O  AVIATION RECORDERS

   L-3 manufactures commercial solid-state crash-protected aviation recorders ("black boxes") under the Fairchild brand name, and has delivered over 40,000 flight recorders to airplane manufacturers and airlines around the world. Recorders are mandated and regulated by various worldwide agencies for commercial airlines and a large portion of business aviation aircraft. Management anticipates growth opportunities in Aviation Recorders as a result of the current high level of orders for new commercial aircraft. Expansion into the military market shows continued growth opportunities. L-3 Recorders were recently selected for installation on the fleet of the Royal Australian Air Force and Royal Australian Army transport aircraft and are currently being installed on the U.S. Navy C-9 aircraft. There are two types of recorders: (i) the Cockpit Voice Recorder ("CVR") which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit and (ii) the Flight Data Recorder ("FDR") which records the last 25 hours of aircraft flight parameters such as speed, altitude, acceleration, thrust from each engine and direction of the flight in its final moments. Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots stopping in 18 inches, fire resistant to 1,100 degrees centigrade and pressure resistant to 20,000 feet undersea for 30 days. Management believes that the Company has the leading worldwide market position for CVR's and FDR's.

O  ANTENNA SYSTEMS

   Under the Randtron brand name, L-3 produces high performance antennas designed for surveillance, high-resolution, ultra-wide frequency bands, detection of low radar cross section ("LRCS") targets, LRCS installations, severe environmental applications and polarization diversity. L-3's main antenna product is a sophisticated 24-foot diameter antenna operational on all E-2C aircraft. This airborne antenna consists of a 24-foot rotating aerodynamic radome containing a UHF surveillance radar antenna, IFF antenna and forward and aft auxiliary antennas. Production of this antenna began in the early 1980s, and production is planned beyond 2000 for the E-2C, P-3 and C-130 AEW aircraft. The replacement for this antenna is a very adaptive radar currently under development for introduction early in the next decade. L-3 also produces broad-band antennas for a variety of tactical aircraft and rotary joints for the AWAC's and E-2C's antenna. Randtron has delivered over 2,000 aircraft sets of antennas and has a current backlog through 1999.

O  DISPLAY SYSTEMS

   L-3 specializes in the design, development and manufacture of ruggedized display system solutions for military and high-end commercial applications. L-3's current product lines include cathode ray tubes ("CRTs"), the Actiview family of active matrix liquid crystal displays ("AMLCD"), and a family of high performance Display Processing systems. L-3 manufactures flat-panel displays that are used on platforms such as E-2C, F-117, and the LCAC (Landing Craft Air Cushion) vehicle. Recent new contracts for flat-panel displays include the SH-60J helicopter and the C-130 Senior Scout. L-3 also manufactures CRT displays for the E-2C Hawkeye, V-22 Osprey, and F-14 Tomcat and electronics used in aircraft anti-lock braking systems.

O  OCEAN SYSTEMS

   The Company is one of the world's leading suppliers of acoustic undersea warfare systems, having designed, manufactured and supported a broad range of compact, lightweight, high performance acoustic systems for navies around the world for over forty years. This experience spans a wide range of platforms, including helicopters, submarines and surface ships, that employ the Company's sonar systems and countermeasures.

TELEMETRY, INSTRUMENTATION AND SPACE

   The Company is a leader in component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data from these platforms, its transmission to ground stations for analysis, and its further dissemination or transportation to another platform. A principal use of this telemetry data is to measure as many as 1,000 different parameters of the platform's operation (in much the same way as a flight data recorder on an airplane measures various flight parameters) and transmit this data to the ground.

   Additionally, for satellite platforms, the equipment also acquires the command uplink that controls the satellite and transmits the necessary data for ground processing. In these applications, high reliability of components is crucial because of the high cost of satellite repair and the length of uninterrupted service required. Telemetry also provides the data to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. Telemetry and command/control products are currently provided on missile programs such as AMRAAM, ASRAAM, AIM-9X, JASSM, JDAM, FOTT, ATACMS and PAC-3, as well as satellite programs such as GPS BLK IIF, GLOBALSTAR, EARTHWATCH, SBIRS, LUNAR PROSPECTOR and MTSAT.

O AIRBORNE, GROUND AND SPACE TELEMETRY

   The Company provides airborne equipment and data link systems to gather critical information and to process, format and transmit it to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. These products are available in both COTS and custom configurations. Major customers are the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles, munitions and bombs. Ground instrumentation activity occurs at the ground station where the serial stream of combined data is received and decoded in real-time, as it is received from the airborne platform. Data can be encrypted and decrypted during this process, an additional expertise that the Company offers. The Company recently introduced the NeTstar satellite ground station, which collapses racks of satellite RF receivers, demodulators and related units into a PC.

O  SPACE PRODUCTS

   L-3 offers value-added solutions that require complex product integration, rich software content and comprehensive support to its customers. The Company focuses on the following niches within the satellite ground segment equipment market: telephony, video broadcasting and multimedia. The Company's customers include foreign PTT's, domestic and international prime communications infrastructure contractors, telecommunications or satellite service providers, broadcasters and media-related companies.

EMERGING COMMERCIAL PRODUCTS

O  MEDICAL ARCHIVING AND SIMULATION SYSTEMS

   The Company and GE Medical Systems have jointly developed GEMnet(Trademark), a cardiac image management and archive system. GEMnet(Trademark) eliminates the use of cinefilm in a cardiac catheterization laboratory by providing a direct digital connection to the laboratory. The system provides for acquisition, display, analysis and short-and long-term archive of cardiac patient studies, providing significant cost savings and process improvements to the hospital. EchoNet(Trademark) is a digital archive management and review system designed specifically for the echocardiology profession. Echonet(Trademark) is the result of an exclusive strategic partnership with Heartlab, Inc. The system accepts digital echocardiology studies from a variety of currently available ultrasound systems, manages the studies, making them available on a network, and allows the physicians and technicians to become more productive. DICOMView(Trademark) is a multimodal, low-cost viewing station designed for use with standard IBM-compatible personal computer platforms. It makes full motion, full fidelity diagnostic images accessible for the cardiologist, surgeon and referring physician. EchoNet(Trademark) and DICOMView(Trademark) are trademarks of Heartlab, Inc. GEMnet(Trademark) is a trademark of GE.

   The Company has approximately a one-third equity ownership interest in Medical Education Technologies, Inc. ("METI"). METI is a medical technology company engaged in the development, manufacture and sale of Human Patient Simulators ("HPS"). The HPS is a computerized system with a life-like mannequin that reacts to medical treatments and interventions similar to a human being. Originally oriented to the anesthesiology training and education domain, METI has expanded into cardiology, critical care, trauma care, allied health care, military medicine and continuing medical education. METI's target customers for its HPS include medical schools throughout the world, colleges with registered nursing programs, community colleges and state, local and volunteer emergency medical service organizations.

O  WIRELESS LOOP TELECOMMUNICATIONS EQUIPMENT

   The Company is applying its wireless communication expertise to introduce local wireless loop telecommunications equipment using a synchronous Code Division Multiple Access technology ("CDMA") supporting terrestrial and space based, fixed and mobile communication services. The system's principal targeted customer base is emerging market countries and rural areas where existing telecommunications infrastructure is inadequate or non-existent. The Company's system will have the potential to interface with low earth orbit ("LEO") PCS systems such as Globalstar, Iridium and/or any local public telephone network. The Company expects to manufacture for sale certain of the infrastructure equipment. The Company intends to pursue joint ventures with third parties for service and distribution capabilities. The Company has entered into product distribution agreements with Granger Telecom Ltd. for distribution in parts of Africa, the Middle East and the United Kingdom, and with Unisys for distribution in parts of Mexico and South America. This same technology is also being introduced into the Ellipso "big LEO" program to provide the key communications capability in the ground and user segments. In this program, the Company will provide the CDMA processing equipment in the Ground Control Segment and the Ellipso user terminals, both fixed and mobile.

O  AIRPORT SECURITY EQUIPMENT

   The FAA has awarded the Company a development contract for next generation airport security equipment for explosive detection. L-3 has teamed with Analogic Corporation and GE to design and produce an explosive detection system ("EDS") utilizing a dual energy computer tomography ("CT") X-ray system. L-3's EDS system, the eXaminer 3DX(Trademark) 6000, will analyze the contents of checked baggage at airports for a wide-range of explosive material as specified by the FAA. The eXaminer 3DX(Trademark) 6000 will inspect baggage at an average of 675 bags per hour, which will allow screening of passenger-checked baggage for a large body aircraft, such as a Boeing 747, in approximately 40 minutes. It can be installed as a stand-alone unit in a conveyor system or in a mobile van. L-3 has shipped two prototype test units and FAA certification testing commenced in the first quarter of 1998.

MAJOR CUSTOMERS

   The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the Government. Various Government customers exercise independent purchasing decisions. Sales to the Government generally are not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer. In 1997, the Company performed under approximately 150 contracts with value exceeding $1 million for the Government. Pro forma 1997 sales to the Government, including sales through prime contractors, were $651.1 million. Pro forma sales to Lockheed Martin were $81.6 million in 1997. The Company's largest program, representing 10% of 1997 pro forma sales, is a long-term, sole source cost plus support contract for the U-2 Program. No other program represented more than 5% of pro forma 1997 sales.

RESEARCH AND DEVELOPMENT

   The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. As of December 31, 1997, the Company employed approximately 2,000 engineers (of whom over 20% hold advanced degrees). The pro forma amounts of research and development performed under customer-funded contracts and Company-sponsored research projects, including bid and proposal costs, for 1997 were $150.2 million and $46.2 million, respectively.

COMPETITION

   The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost to the Government customer, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole source or work directed by the Government to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the Government should choose to reopen the particular program to competition. Approximately 65% of the Company's 1997 pro forma sales related to sole source contracts.

   The Company experiences competition from industrial firms and U.S. government agencies, some of which have substantially greater resources. These competitors include: AlliedSignal, AMP, Inc., Aydin Corporation, Cubic Corporation, GTE Corporation, Harris Corporation, Hughes, Motorola, Raytheon and Titan Corporation. A majority of the sales of the Company is derived from contracts with the Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company. Management believes the Company will continue to be able to compete successfully based upon the quality and cost competitiveness of its products and services.

PATENTS AND LICENSES

   Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's Government contracts generally license it to use patents owned by others. Similar provisions in the Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work.

BACKLOG

   As of December 31, 1997, the Company's pro forma funded backlog was approximately $638.1 million. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis; however, no assurance can be given that the Company's backlog will become revenues in any particular period or at all. Funded backlog does not include the total contract value of multi-year, cost-plus reimbursable contracts, which are funded as costs are incurred by the Company. Funded backlog also does not include unexercised contract options which represent the amount of revenue which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from purchase orders to be issued under indefinite quantity contracts or basic ordering agreements. Backlog is a more relevant predictor of future sales in the Secure Communication Systems business area. Current funded backlog in Secure Communication Systems as of December 31, 1997 was $306.0 million, of which approximately 93% is expected to be shipped in 1998. The Company believes backlog is a less relevant factor in the Specialized Communication Products business area given the nature of its catalog and commercial oriented business. Overall, approximately 85% of the Company's December 31, 1997 funded backlog is expected to be shipped in 1998.

                                          PRO FORMA
                                    FUNDED BACKLOG AS OF
                                      DECEMBER 31, 1997
                                    --------------------
                                       ($ in millions)
Secure Communication Systems  .....        $306.0
Specialized Communication
 Products..........................         332.1
                                    --------------------
                                           $638.1
                                    ====================

GOVERNMENT CONTRACTS

   Approximately 73% of the Company's 1997 pro forma sales were made to agencies of the Government or to prime contractors or subcontractors of the Government.

   Approximately 64% of the Company's pro forma 1997 sales mix of contracts were firm fixed price contracts under which the Company agrees to perform for a predetermined price. Although the Company's fixed price contracts generally permit the Company to keep profits if costs are less than projected, the Company does bear the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contract. Generally, firm fixed price contracts offer higher margin than cost plus type contracts. All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the Government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and to an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government. To date, no significant fixed price contract of the Company has been terminated.

   Companies supplying defense-related equipment to the Government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the Government, changes in the Government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the Government for products of the type manufactured by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns would have an adverse effect on the Company's cash flow.

ENVIRONMENTAL MATTERS

   The Company's operations are subject to various federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in its operations. The Company continually assesses its obligations and compliance with respect to these requirements. Management believes that the Company's current operations are in substantial compliance with all existing applicable environmental laws and permits. The Company does not believe that its environmental compliance expenditures will have a material adverse effect on its financial condition or results of its operations.

   Pursuant to the L-3 Acquisition Agreement, the Company has agreed to assume certain on-site and off-site environmental liabilities related to events or activities occurring prior to the L-3 Acquisition. Lockheed Martin has agreed to retain all environmental liabilities for all facilities no longer used by the Businesses and to indemnify fully the Company for such prior site environmental liabilities. Lockheed Martin has also agreed, for the first eight years following April 1997, to pay 50% of all costs incurred by the Company above those reserved for on the Company's balance sheet at April 1997 relating to certain Company-assumed environmental liabilities and, for the seven years thereafter, to pay 40% of certain reasonable operation and maintenance costs relating to any environmental remediation projects undertaken in the first eight years. The Company is aware of environmental contamination at two of the facilities acquired from Lockheed Martin that will require ongoing remediation. In November 1997, the Company sold one such facility located in Sarasota, Florida, while retaining a leasehold interest in a portion of that facility, to Dames & Moore/Brookhill LLC ("DMB") in a transaction in which DMB contractually agreed to assume responsibility for further remediation of the Sarasota site. Management believes that the Company has established adequate reserves for the potential costs associated with the assumed environmental liabilities. However, there can be no assurance that any costs incurred will be reimbursable from the Government or covered by Lockheed Martin under the terms of the L-3 Acquisition Agreement or that the Company's environmental reserves will be sufficient.

   In connection with the acquisition of Ocean Systems, the Company has acquired the stock of ELAC. The premises currently leased by ELAC have environmental contamination consisting of chlorinated solvents in the groundwater beneath and adjoining the site. However, Honeywell Inc. ("Honeywell"), the previous owner of ELAC and the current owner of the property, has retained the liability for remediating the ELAC site and has contractually agreed to indemnify AlliedSignal and ELAC. Management believes that any necessary remediation will be covered by the Honeywell indemnification.

PENSION PLANS

   Pursuant to the L-3 Acquisition Agreement, Holdings and L-3 Communications assumed certain liabilities relating to defined benefit pension plans for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to Holdings and L-3 Communications. Prior to the consummation of the L-3 Acquisition, Lockheed Martin received a letter from the PBGC which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions (which assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under FASB 87). The PBGC underfunding is related to the Subject Plans. As of December 31, 1997, the Company calculated the net funding position of the Subject Plans and believes them to be overfunded by approximately $5.9 million under ERISA assumptions, underfunded by approximately $10.2 million under FASB 87 assumptions and, on a termination basis, underfunded by as much as $57.5 million under PBGC assumptions.

   With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment Agreement") among Lockheed Martin, L-3 and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment Agreement include a commitment by Lockheed Martin to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment Agreement will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, the Company achieves investment grade credit ratings. Pursuant to the Lockheed Martin Commitment Agreement, the PBGC agreed that it would take no further action in connection with the L-3 Acquisition.

   In return for the Lockheed Martin Commitment, the Company entered into an agreement with Lockheed Martin, dated as of April 30, 1997, pursuant to which the Company provided certain assurances to Lockheed Martin including, but not necessarily limited to, (i) continuing to fund the Subject Plans consistent with prior practices and to the extent deductible for tax purposes and, where appropriate, recoverable under Government contracts, (ii) agreeing to not increase benefits under the Subject Plans without the consent of Lockheed Martin, (iii) restricting the Company from a sale of any businesses employing individuals covered by the Subject Plans if such sale would not result in reduction or elimination of the Lockheed Martin Commitment with regard to the specific plan and (iv) if the Subject Plans were returned to Lockheed Martin, granting Lockheed Martin the right to seek recovery from the Company of those amounts actually paid, if any, by Lockheed Martin with regard to the Subject Plans after their return. In addition, upon the occurrence of certain events, Lockheed Martin, at its option, will have the right to decide whether to assume sponsorship of any or all of the Subject Plans, even if the PBGC has not sought to terminate the Subject Plans. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

EMPLOYEES

   As of December 31, 1997, the Company employed approximately 6,100 full-time and part-time employees. The Company believes that its relations with its employees are good.

   Approximately 540 of the Company's employees at its Communication Systems -- East operation in Camden, New Jersey are represented by four unions, the Association of Scientists and Professional Engineering Personnel, the International Federation of Professional and Technical Engineers, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers and an affiliate of the International Brotherhood of Teamsters. Three of the four collective bargaining agreements expire in mid-1998. While the Company has not yet initiated discussions with representatives of these unions, management believes it will be able to negotiate, without material disruption to its business, satisfactory new collective bargaining agreements with these employees. However, there can be no assurance that a satisfactory agreement will be reached with the covered employees or that a material disruption to the Company's Camden operations will not occur.

   Approximately 200 employees of Ocean Systems are represented by the United Auto Workers. The collective bargaining agreement expires in mid-1999. Approximately 140 of the employees at Ocean Systems' ELAC subsidiary in Kiel, Germany are represented by the Metal Trade Industrial Workers of the Hamburg Region and ELAC is represented by the Association of Metal Industry Employers for Schleswig-Holstein. The labor contract expires in mid-1998. While the Company has not yet initiated discussions with representatives of these unions, management believes it will be able to negotiate, without material disruption to its business, a satisfactory new labor contract with these employees. However, there can be no assurance that a satisfactory agreement will be reached with the covered employees or that material disruption to operations of ELAC or Ocean Systems will not occur.

ITEM 2. PROPERTIES.

   The table below sets forth certain information with respect to manufacturing facilities and properties of the Company, excluding non-operating properties held for sale.

              LOCATION                OWNED    LEASED
-----------------------------------  ------- --------
                                       (THOUSANDS OF
                                       SQUARE FEET)
L-3 Headquarters, NY ...............     --      58.7
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ.........................     --     588.7
 Salt Lake City, UT.................     --     457.6
 Sierra Vista, AZ...................     --      18.8
 Camarillo, CA......................     --       2.4
 El Segundo, CA ....................     --       1.4
 Milpitas, CA.......................     --      21.4
 Oakland, CA........................     --       5.2
 Santa Ana, CA......................     --       5.0
 Santa Clara, CA ...................     --       6.2
 Santa Maria, CA ...................     --       9.8
 Colorado Springs, CO ..............     --       5.8
 Hartford, CT.......................     --       1.8
 Chicago, IL........................     --       7.3
 Boston, MA.........................     --      25.6
 Annapolis Junction, MD ............     --       6.6
 Wheaton, MD........................     --       0.5
 Moorestown, NJ.....................     --       2.8
 Shrewsbury, NJ.....................     --      22.5
 New York, NY.......................     --       5.9
 Cleveland, OH......................     --       1.4
 Fairfax, VA........................     --       1.6
 Warrentown, VA ....................     --       0.8
SPECIALIZED COMMUNICATION PRODUCTS:
 Folsom, CA ........................     --      57.5
 Lancaster, CA .....................     --       5.4
 Menlo Park, CA ....................     --      98.3
 San Diego, CA .....................  196.0      68.9
 San Mateo, CA .....................     --      14.8
 Santa Clara, CA ...................     --       2.0
 Sylmar, CA.........................     --     240.0
 Sarasota, FL.......................     --     143.7
 Merritt Island, FL ................     --       1.2
 Atlanta, GA .......................     --      52.1
 Alpharetta, GA ....................   40.0        --
 Norcross, GA ......................     --       4.8
 Lowell, MA.........................     --      47.0
 Hauppauge, NY .....................  240.0        --
 Warminster, PA ....................   44.7        --
 Hampshire (U.K.)...................     --       1.2
 Kiel, Germany......................     --     143.0
                                     ------- --------
Total...............................  520.7   2,137.7
                                     ======= ========

ITEM 3. LEGAL PROCEEDINGS.

   From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes it is adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on the Company or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   There is no established public trading market for the Company's common stock. All of the issued and outstanding shares of common stock of the Company are held by its parent, Holdings.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected unaudited pro forma data as of December 31, 1997 and for the year then ended have been derived from, and should be read in conjunction with, the unaudited pro forma condensed consolidated financial statements included elsewhere herein. The unaudited pro forma statement of operations and other data reflect the L-3 Acquisition, the 1998 Acquisitions and the Offerings as if such transactions had occurred on January 1, 1997, for the statement of operations and other data. The balance sheet data reflect the 1998 Acquisitions, and the Offerings as if such transactions had occurred on December 31, 1997.

   The selected consolidated (combined) financial data as of December 31, 1997, 1996, 1995 and 1994, and for the nine months ended December 31, 1997, the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995 have been derived from the audited financial statements for the respective periods.

   The selected consolidated (combined) financial data as of December 31, 1993 and March 31, 1993, the nine months ended December 31, 1993 and the three months ended March 31, 1993 have been derived from the unaudited financial statements of Communication Systems -- East. In the opinion of management, such unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations of Communication Systems -- East, which comprised the Predecessor Company for all periods prior to April 1, 1996.

   These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated (Combined) Financial Statements of the Company and the Loral Acquired Businesses included elsewhere herein.

                                                                     1997             YEAR ENDED DECEMBER 31,             1993
                                                            ---------------------- -------------------------- --------------------
                                                                NINE       THREE                                NINE        THREE
                                              YEAR ENDED       MONTHS     MONTHS                               MONTHS      MONTHS
                                          DECEMBER 31, 1997    ENDED       ENDED                                ENDED       ENDED
                                              PRO FORMA      DEC. 31(1)  MARCH 31  1996(2)  1995(3)  1994(3) DEC. 31(3) MARCH 31(4)
                                          ----------------- ----------  ---------- -------- -------- ------- --------- ----------
   -----------

STATEMENT OF OPERATIONS DATA:
Sales ...................................       $894.0         $546.5     $ 158.9    $543.1   $166.8    $218.9    $200.0    $67.8
Operating income ........................         58.3           55.9         7.9      43.7      4.7       8.4      12.4      5.1
Interest expense, net(5) ................         43.9           28.5         8.4      24.2      4.5       5.5       4.1      --
Provision (benefit) for income taxes(5)            4.2           10.7        (0.2)      7.8      1.2       2.3       3.8      2.0
Net income (loss)........................         10.2           16.7        (0.3)     11.7     (1.0)      0.6       4.5      3.1
BALANCE SHEET DATA:
Working capital .........................       $138.9         $131.8                $ 98.8   $ 21.1    $ 19.3    $ 24.7     $22.8
Total assets ............................        896.0          703.4                 593.3    228.5     233.3     241.7      93.5
Invested equity .........................                                             473.6    194.7     199.5     202.0      59.9
Shareholders' equity.....................        224.7          132.7
OTHER DATA:
EBITDA(6) ...............................       $ 95.1         $ 78.1     $  15.7    $ 71.8   $ 16.3    $ 19.9    $ 23.4     $7.0
Depreciation expense ....................         22.0           13.3         4.5      14.9      5.5       5.4       6.1      1.8
Amortization expense ....................         14.8            8.9         3.3      13.2      6.1       6.1       4.9      0.1
Capital expenditures ....................         19.9           11.9         4.3      13.5      5.5       3.7       2.6      0.8
Ratios of:
 Earnings to fixed charges(7)............          1.3x           1.8x    n.a.(10)      1.7x     1.0x      1.4x      2.5x  n.a.(11)
 EBITDA to cash interest expense(8) .....          2.3x
 Net debt to EBITDA(9)...................          4.0x

------------
(1)    Reflects the L-3 Acquisition effective April 1, 1997.
(2) Reflects ownership of Loral's Communication Systems -- West and Specialized Communication Products businesses commencing April 1, 1996.
(3) Reflects ownership of Communication Systems -- East by Lockheed Martin effective April 1, 1993.
(4) Reflects the ownership of Communications Systems -- East by GE Aerospace. The amounts shown herein include only those amounts as reflected in the financial records of Communications Systems --East.
(5) For periods prior to April 1, 1997, interest expense and income tax (benefit) provision were allocated from Lockheed Martin.
(6) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of deferred debt issuance costs). EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.
(7) For purposes of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest on indebtedness plus that portion of lease rental expense representative of the interest element.
(8) For purposes of this computation, cash interest expense consists of pro forma interest expense excluding amortization of deferred debt issuance costs.
(9) Net debt is defined as long-term debt plus current portion of long-term debt less cash and cash equivalents.
(10) For the three months ended March 31, 1997, earnings were insufficient to cover fixed charges by $0.5 million.
(11) For the three months ended March 31, 1993, no interest expense was incurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   The Company is a leading merchant supplier of sophisticated secure communication systems and specialized communication products including secure, high data rate communication systems, microwave components, avionics and ocean systems, telemetry, instrumentation and space products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are incorporated into the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the DoD, selected Government intelligence agencies, major aerospace/defense prime contractors, foreign governments and commercial customers. The Company operates primarily in one industry segment, electronic components and systems.

   All domestic government contracts and subcontracts of the Company are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the Government. Multi-year Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

   The defense industry has recently undergone significant changes precipitated by ongoing federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U. S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating cost and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow. According to Federal Sources, an independent private consulting group, the defense budget for C(3)I is expected to increase from $31.0 billion in the fiscal year ended September 30, 1997 to $42.0 billion in the fiscal year ended September 30, 2002, a compound annual growth rate of 6.3%.

 ACQUISITION HISTORY

   The Company was formed to acquire substantially all of the assets of (i) nine business units previously purchased by Lockheed Martin as part of its acquisition of Loral in April 1996 (the "Loral Acquired Businesses") which include eight business units of Loral ("Specialized Communications products") and one business unit purchased by Loral as part of its acquisition of the Defense Systems business of Unisys Corporation in May 1995 ("Communications System --West"), and (ii) one business unit purchased by Lockheed Martin as part of its acquisition of the aerospace business of General Electric Company in April 1993 ("Communication Systems -- East"). Collectively, the Loral Acquired Businesses and Communications Systems -- East comprise the "Predecessor Company" or "Businesses".

RESULTS OF OPERATIONS

   The following information should be read in conjunction with Consolidated (Combined) Financial Statements and the notes thereto.

   The Company's financial statements reflect operations since the effective date of the L-3 Acquisition, April 1, 1997; and the Predecessor Company's results of operations for the three months ended March 31, 1997 and the year ended December 31, 1996 which include the results of operations of the Loral Acquired Businesses beginning on April 1, 1996, the effective date of that acquisition by Lockheed Martin. Therefore, the results of operations for the year ended December 31, 1996 reflect the results of operations of the Loral Acquired Businesses for the nine months from April 1, 1996 to December 31, 1996. Accordingly, changes between periods for the year ended December 31, 1997 to the year ended December 31, 1996 of the Predecessor Company are significantly affected by the timing of the L-3 Acquisition and Loral Acquired Businesses acquisitions. See Note 4 to the Consolidated (Combined) Financial Statements. The results of operations for the year ended December 31, 1995 and the period from January 1 to March 31, 1996 represent the results of the Predecessor Company, which only comprise the results of operations of Communications Systems -- East. Operating income of the Company and the Predecessor Company are not directly comparable between periods as a result of the effects of valuation of assets and liabilities recorded in accordance with Accounting Principles Board Opinion No. 16 ("APB 16") by the Company and the Predecessor Company, in the purchase accounting for the L-3 Acquisition and Loral Acquired Businesses acquisitions. Interest expense and income taxes expense for the periods are not comparable and the impact of interest expense and income tax expense on the Company is discussed below.

   As indicated in Note 6 to the Consolidated (Combined) Financial Statements, effective April 1, 1997 the Company has accounted for the sale of its Hycor business in accordance with FASB Emerging Issues Task Force Issue No. 87-11 "Allocation of Purchase Price to Assets to Be Sold". Accordingly, the results of operations of the Hycor business are not included in the results of operations of the Company for the nine months ended December 31, 1997. Hycor is a business unit of the Loral Acquired Businesses, and, accordingly, Hycor is only included in the results of operations of the Predecessor Company beginning on April 1, 1996, the effective date of the Loral Acquired Businesses acquisition by Lockheed Martin. On January 29, 1998, the Company sold the Hycor business, excluding land and buildings, for $3.5 million in cash subject to adjustment based on final closing net assets.

   The results of operations presented below exclude the results of operations of the 1998 Acquisitions for the year ended December 31, 1997.

   The results of operations of the Predecessor Company for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, include certain costs and expenses allocated by Lockheed Martin for corporate office expenses based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors. Interest expense was allocated based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Also, pension and post-employment benefit costs were allocated based on employee headcount. Accordingly, the results of operations and financial position hereinafter of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity.

   The following table sets forth selected statement of operations data for the Company and the Predecessor Company for the periods indicated.

                                        COMPANY                            PREDECESSOR COMPANY
                                    --------------  -------------------------------------------------------------------------------
                                                                                                         YEAR
                                     NINE MONTHS     NINE MONTHS     THREE MONTHS    THREE MONTHS        ENDED
                                       ENDED           ENDED           ENDED             ENDED        DECEMBER 31,
                                     DECEMBER 31,   DECEMBER 31,     MARCH 31,       DECEMBER 31,  ------------------
                                        1997            1996            1997             1996        1996       1995
                                   ---------------  --------------  --------------   ------------- ---------- --------
                                                        ($ in millions)
SALES..............................     $546.5          $501.9          $158.9          $41.2       $543.1    $166.8
COSTS AND EXPENSES ................      490.6           459.9           151.0           39.5        499.4     162.1
OPERATING INCOME ..................       55.9            42.0             7.9            1.7         43.7       4.7
NET INTEREST EXPENSE ..............       28.5            22.2             8.4            2.0         24.2       4.5
INCOME (LOSS) BEFORE INCOME TAXES         27.4            19.8            (0.5)          (0.3)        19.5        .2
INCOME TAX PROVISION (BENEFIT)  ...       10.7             7.6            (0.2)           0.2          7.8       1.2
NET INCOME (LOSS)..................       16.7            12.2            (0.3)          (0.5)        11.7      (1.0)


 YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   Sales for the nine months ended December 31, 1997 as compared to the corresponding period in 1996 increased by $44.6 million, of which $30.5 million is attributable to the Loral Acquired Businesses and $14.1 million to Communication Systems -- East. The increase in sales is attributable to increased volume in sales of microwave components, CHBDL, UAV programs, F-14 display system contract, power supplies and P3-C Repair Depot. Operating income for the nine months ended December 31, 1997 as compared to the corresponding period in 1996 increased by $13.9 million, of which $5.8 million is attributable to the Loral Acquired Businesses and $8.1 million to Communication Systems -- East. The increase in operating income for the nine months ended December 31, 1997 is attributable to increased sales, improved operating performance on sales of aviation recorders, passive microwave components and display systems, the GEMnet product-line and P3-C Repair Depot sales, partially offset by $3.3 million of cost of sales related to ongoing certification efforts for the Company's Explosive Detection System ("EDS") contract and lower sales volume on the U-2 Program.

   Sales and operating income for the three months ended March 31, 1997 increased by $117.7 million and $6.2 million, respectively, as compared to the corresponding period in 1996. The increases are attributable to the acquisition of the Loral Acquired Businesses, offset by losses incurred on three programs by Communication Systems -- East.

   Sales and operating income of the Hycor business included in the Predecessor Company's results of operations for the three months ended March 31, 1997 and the year ended December 31, 1996 were $1.8 million and nil, and $7.5 million and $0.3 million, respectively.

   Net interest expense for the nine months ended December 31, 1997 was $28.5 million representing interest expense on the Company's outstanding borrowings (see Note 8 to Consolidated (Combined) Financial Statements), and amortization of debt issuance costs, less interest income of $1.4 million and interest expense of $0.6 million allocated to the Hycor business net assets held for sale. Interest expense for the three months ended March 31, 1997 and the prior period was $8.4 million and $24.2 million, respectively, and was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the Predecessor
Company's invested equity account deemed to be financed by Lockheed Martin's consolidated debt. The increase in interest expense reflects higher interest rates on the third party debt, as compared to the interest rate utilized to calculate interest expense by the Predecessor Company.

   The income tax provision for the nine months ended December 31, 1997 reflects the Company's effective income tax rate of 39%. For the three months ended March 31, 1997 and in the prior period, income taxes were allocated to the Predecessor Company by Lockheed Martin and the effective income tax rate was significantly impacted by amortization of costs in excess of net assets acquired, which were not deductible for income tax purposes. See Note 11 to Consolidated (Combined) Financial Statements.

SUPPLEMENTAL ANALYSIS OF ANNUAL RESULTS OF OPERATIONS OF THE COMPANY AND THE PREDECESSOR COMPANY

   As noted above, the Company's financial statements reflect operations since the effective date of the L-3 Acquisition, April 1, 1997, and the results of operations for the year ended December 31, 1996 represent the results of operations of the Predecessor Company, and include the results of operations of the Loral Acquired Businesses beginning on April 1, 1996, the effective date of that acquisition. Accordingly, changes between periods for the year ended December 31, 1997 to the year ended December 31, 1996 of the Predecessor Company are significantly affected by the timing of these acquisitions. To enable investors to better assess the trends in the results of operations and to facilitate comparisons, the following presentation of results of operations for the year ended December 31, 1997 were obtained by aggregating, without adjustment, the historical results of operations of the Predecessor Company for the period from January 1, 1997 through March 31, 1997 with the historical results of operations of the Company for the nine months period from April 1, 1997 through December 31, 1997 (the "1997 period"), and the results of operations for the year ended December 31, 1996 were obtained by aggregating, without adjustments, the historical results of operations of the Predecessor Company for the year ended December 31, 1996 with the historical results of operations of the Loral Acquired Businesses for the period from January 1, 1996 through March 31, 1996 (the "1996 period"). All the historical results were derived from the audited financial statements for respective periods included herein.

   The following table sets forth historical selected statement of operations data for the Company, Predecessor Company and the Loral Acquired Businesses for the periods indicated and the related calendar year results of operation data derived therefrom.

                                     PREDECESSOR              PREDECESSOR   LORAL ACQUIRED
                        COMPANY        COMPANY                 COMPANY       BUSINESSES
                   -------------- --------------            -------------- ---------------
                      NINE MONTHS    THREE MONTHS               YEAR         THREE MONTHS
                         ENDED          ENDED                  ENDED           ENDED
                     DECEMBER 31,     MARCH 31,     1997    DECEMBER 31,     MARCH 31,         1996
                         1997            1997      PERIOD       1996            1996          PERIOD
                    -------------- --------------  -------- -------------- ---------------- ----------
                                                    ($ IN MILLIONS)
Sales..............     $546.5          $158.9      $705.4       $543.1         $132.2       $675.3
Costs and
 expenses..........      490.6           151.0       641.6        499.4          124.4        623.8
                    -------------- --------------  -------- --------------  -------------- --------
Operating income ..     $ 55.9          $  7.9      $ 63.8       $ 43.7         $  7.8       $ 51.5
                    ============== ==============  ======== ==============  ============== ========
EBITDA ............     $ 78.1          $ 15.7      $ 93.8       $ 71.8         $ 12.8       $ 84.6
                    ============== ==============  ======== ==============  ============== ========

   Sales for the 1997 period increased to $705.4 million from $675.3 million for the 1996 period. Operating income increased to $63.8 million in the 1997 period from $51.5 million in the 1996 period. Operating income is not directly comparable between the periods as a result of the effects of valuation of assets and liabilities in accordance with Accounting Principles Opinion No. 16.

   The sales increase in the 1997 period was primarily attributable to sales of the Loral Acquired Businesses which increased by $18.1 million to $531.4 million in the 1997 period as compared to $513.3 million in the 1996 period. This sales increase was primarily attributable to increased sales volume on E2-C antenna program, the E2-C and F-14 display systems and passive microwave components, additional production and shipments on CHBDL and UAV programs, and partially offset by lower sales volume on the U-2 Program. Additionally, sales of Communication Systems --East increased by $12.0 million to $174.0 million in the current period from $162.0 million in the 1996 period, and were primarily attributable to increased sales of power supplies, the GEMnet product line and the P3-C Repair Depot.

   Operating income increased by 23.9% to $63.8 million in the 1997 period from $51.5 million in the 1996 period. Operating income as a percentage of sales increased to 9.0% in the 1997 period as compared to 7.6% in the 1996 period. The increase in operating income was largely attributable to cost reductions, increased sales volume of the Loral Acquired Businesses and operating improvements at Communications Systems -- East. Operating income for the 1997 period also reflected fourth quarter cost of sales of $3.3 million related to on-going certification efforts for the Company's EDS contract. Excluding these EDS costs, operating income would have been $67.1 million for the 1997 period and operating income as a percentage of sales would have been 9.5%.

   EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. EBITDA for the 1997 period increased by $9.2 million to $93.8 million from $84.6 million from the 1996 period. EBITDA margin, defined as EBITDA as a percentage of sales, increased to 13.3% for the 1997 period from 12.5% for the 1996 period. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income between the 1997 period and 1996 period discussed above.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   The results of operations of the Loral Acquired Businesses are reflected in the results of operations of the Predecessor Company beginning on April 1, 1996, the effective date of that acquisition by Lockheed Martin. During 1996, sales increased to $543.1 million from $166.8 million in 1995. Operating income increased to $43.7 million compared with $4.7 million in 1995. Net income increased to $11.7 million as compared to a net loss of $1.0 million in 1995. The Loral Acquired Businesses contributed $13.6 million to net income for the year ended December 31, 1996.

   The sales increase in 1996 was attributable to the sales of the Loral Acquired Businesses which contributed $381.1 million of the increase. Sales of Communication Systems -East decreased in 1996 by $4.8 million as compared to 1995 primarily due to lower volume on Aegis power supplies and SIGINT system production, partially offset by Local Management Device/Key Processor ("LMD/KP") production startup.

   The increase in 1996 operating income was largely attributable to the Loral Acquired Businesses, which contributed $36.9 million of the increase. Communication Systems -East operating income in 1996 increased $2.2 million primarily due to improved operating performance on the Shipboard Telephone Communications ("STC-2") program partially offset by increased costs on the Space Station contract. As a percentage of sales, operating income increased to 8.0% from 2.8%. This increase is attributable to the improvement in Communication Systems -- East noted above, higher contract margins and operating improvements in the Loral Acquired Businesses.

   Allocated interest expense increased to $24.2 million in 1996 from $4.5 million in 1995 due primarily to the acquisition of the Loral Acquired Businesses, which was assumed to be fully financed by debt, coupled with a higher debt-to-equity ratio used in the allocation for Communication Systems -- East. See Note 9 to Consolidated (Combined) Financial Statements.

   The effective income tax rate declined to 40% in 1996 as compared to 681% in 1995. The 1995 effective rate was significantly impacted by non-deductible amortization of costs in excess of net assets acquired. As a percentage of income subject to tax, such amortization declined significantly in 1996.

LIQUIDITY AND CAPITAL RESOURCES

 THE L-3 ACQUISITION

   Effective April 1, 1997, the Company purchased the Businesses from Lockheed Martin for $503.8 million, after a purchase price adjustment of $21.2 million and acquisition costs of $8.0 million. On November 5, 1997 the L-3 Acquisition Agreement was amended to finalize the purchase price adjustment which amounted to $21.2 million of which $15.9 million was received on April 30, 1997 and $5.3 million was received on November 7, 1997, plus interest thereon. The amendment also included the assumption by the Company of Lockheed Martin's rights and obligations under a contract for the U.S. Army's Command and Control Vehicle ("C(2)V") Mission Module Systems ("MMS"), for which the Company received a cash payment of $12.2 million from Lockheed Martin.

 FINANCING

   The L-3 Acquisition was funded by a combination of debt and equity. The equity of $125.0 million was provided by Holdings. In connection with the L-3 Acquisition, the Company entered into a $275.0 million credit facility consisting of $175.0 million of term loans (the "Term Loan Facilities") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), (collectively the "Senior Credit Facilities"). The initial debt balance of $400.0 million consisted of $175.0 million of borrowings under the Term Loan Facilities and $225 million of 10 3/8% Senior Subordinated Notes ("the 1997 Notes") due May 1, 2007. The required principal payments under the Term Loans Facilities are: $5.0 million in 1998, $11.0 million in 1999, $19.0 million in 2000, $25.0 million in 2001, $33.2 million in 2002, $20.0 million in 2003, and $25.2 million in 2004, $24.9 million 2005, and $8.7 million in 2006. Interest payments on the Term Loan Facilities vary in accordance with the type of borrowings and are made at a minimum every three months. In February 1998, the Senior Credit Facilities were amended to, among other things, increase the amount available under the revolving credit facility to $200.0 million, waive certain excess cash flow prepayments, as defined, otherwise required, and permit the incurrence of up to an additional $150.0 million of subordinated debt. Other than upon a change of control or the occurrence of certain asset sales, L-3 Communications will not be required to repurchase the 1997 Notes until maturity on May 1, 2007. L-3 Communications is required to make semi-annual interest payments with respect to the 1997 Notes.

   The Company has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, including the 1997 Notes or make necessary capital expenditures and program and discretionary investments.

   On November 5, 1997, L-3 Communications completed its exchange offer relating to the 1997 Notes and the holders of the 1997 Notes received registered securities. The 1997 Notes are redeemable at the option of L-3 Communications, in whole or in part, at any time on or after May 1, 2002, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, L-3 Communications may redeem up to 35% of the aggregate principal amount of the 1997 Notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital. See "Risk Factors -- Substantial Leverage".

   The Senior Credit Facilities and the 1997 Notes contain financial covenants, which remain in effect so long as any amount is owed thereunder by L-3 Communications. The financial covenants under the Senior Credit Facilities require that (i) L-3 Communications' debt ratio, as defined, be less than or equal to 5.50 for the quarter ended December 31, 1997, and that the maximum allowable debt ratio, as defined, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and
(ii) L-3 Communications' interest coverage ratio, as defined, be at least
1.85 for the quarter ended December 31, 1997, and thereafter increasing the interest coverage ratio, as defined, to at least 3.10 for any fiscal quarters ending after June 30, 2002. At December 31, 1997, L-3 Communications was and has been in compliance with these covenants at all times.

   On February 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the sale of $150.0 million aggregate principal amount of Senior Subordinated

Notes due 2008 (the "Notes Offering"), and concurrently with the Notes Offering, Holdings filed a registration statement with the SEC for the sale of common stock for a proposed maximum aggregate offering price of $100.0 million (the "Common Stock Offering").

   To mitigate risks associated with changing interest rates on certain of its debt, the Company entered into the interest rate cap and floor contracts (the "interest rate agreements"). The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments to (from) the Company and the counterparties are made at the end of the quarter to the extent due under the terms of the interest rate agreements. Such payments are recorded as adjustments to interest expense. The initial costs of the interest rate agreements are capitalized as debt issue costs and amortized into interest expense. See Note 8 to the Consolidated (Combined) Financial Statements.

CASH FLOWS

   The following table sets forth selected cash flow statement data for the Company and the Predecessor Company for the periods indicated:

                                          PREDECESSOR      PREDECESSOR
                             COMPANY        COMPANY          COMPANY
                         -------------- --------------  ------------------
                           NINE MONTHS    THREE MONTHS         YEAR
                              ENDED          ENDED            ENDED
                          DECEMBER 31,     MARCH 31,       DECEMBER 31,
                                                        ------------------
                              1997            1997         1996     1995
                         -------------- --------------  --------- -------
                                             ($ IN MILLIONS)
Net cash from (used in)
 operating activities ..     $  73.9         $(16.3)     $  30.7    $ 9.3
Net cash used in
 investing activities ..      (457.8)          (4.3)      (298.0)    (5.5)
Net cash from financing
 activities.............       461.4           20.6        267.3     (3.8)

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: Cash provided by operating activities of the Company for the nine months ended December 31, 1997 was $73.9 million. Cash provided by operations benefited from improved operating results, effective management of contracts in process and increases in accrued employment costs. Contracts in process declined by $18.2 million to $167.2 million from April 1, 1997 to December 31, 1997, and was primarily attributable to collections of and reductions in the levels of commercial and affiliate receivables.

   Net cash used in operating activities of the Predecessor Company was $16.3 million for the quarter ended March 31, 1997, resulting primarily from the increase in contracts in process and decrease in current liabilities. Cash flows used by the Loral Acquired Businesses was $10.2 million. Cash used for operating activities by Communication Systems -- East amounted to $6.1 million.

   Cash provided by operating activities of the Predecessor Company was $30.7 million in 1996 and $9.3 million in 1995. The increase of $21.4 million in 1996 was due primarily to the impact of the Loral Acquired Businesses which were acquired by Lockheed Martin effective April 1, 1996. Earnings after adjustment for non-cash items provided $36.7 million, offset by changes in other operating assets and liabilities. Without the Loral Acquired Businesses, cash provided by operating activities for Communication Systems--East increased to $13.7 million in 1996, 46% over 1995.

   The Company's current ratio at December 31, 1997 remained constant at 2.0:
1 as compared to the Predecessor Company's current ratio at December 31, 1996.

   NET CASH USED IN INVESTING ACTIVITIES: Cash used in investing activities for the nine months ended December 31, 1997 consisted primarily of $466.3 million paid by the Company for the L-3 Acquisition (See Note 1 to Consolidated (Combined) Financial Statements); offset by proceeds from the sale of the Company's Sarasota, Florida property of approximately $9.5 million and cash received in connection with the assumption of obligations under the C(2)V MMS contract from Lockheed Martin of $12.2 million.

During the year ended December 31, 1996, $287.8 million was paid by the Predecessor Company for the acquisition of the Loral Acquired Businesses. See
Note 4 to the Consolidated (Combined) Financial Statements. In addition, for the nine months ended December 31, 1997 and the three months ended March 31, 1997, $11.9 million and $4.3 million, respectively, was used for capital expenditures, and $5.1 million and nil, respectively, for purchase of investments. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1998 will be approximately $27.0 million.

   All transactions between the Businesses and Lockheed Martin have been accounted for as settled in cash at the time such transactions were recorded by the Businesses. Accordingly, in 1996, cash flows reflect the purchase of the Loral Acquired Businesses.

   NET CASH PROVIDED BY FINANCING ACTIVITIES: Cash from financing activities of the Company was $461.4 million for the nine months ended December 31, 1997, and was due to the debt incurred and proceeds from the issuance of common stock which were issued to finance the L-3 Acquisition. See "--Financing" above. Net cash from financing activities also reflects the payment of debt issue costs of $15.6 million and $3.0 million of scheduled debt payments of the Term Loan Facilities.

   Prior to the L-3 Acquisition, the Businesses participated in the Lockheed Martin cash management system, under which all cash was received and all payments were made by Lockheed Martin. For purposes of the statements of cash flows, all transactions with Lockheed Martin were deemed to have been settled in cash at the time they were recorded by the Predecessor Company. Net cash from (used in) financing activities of the Predecessor Company for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, were approximately $20.6 million, $267.3 million and ($3.8) million, respectively, and represent advances from (repayments to) Lockheed Martin, the Predecessor Company's parent company.

 1998 ACQUISITIONS

   On March 30, 1998, the Company purchased the assets of Ocean Systems for $67.5 million of cash.

   On March 4, 1998, the Company purchased the assets of ILEX for $51.9 million of cash, subject to adjustment based on closing net assets, and additional consideration based on post-acquisition performance of ILEX.

   On February 5, 1998, the Company purchased the assets of STS for $27.0 million in cash, subject to adjustment based upon closing net assets.

   The Company financed the 1998 Acquisitions using its cash on hand and available borrowings under its Revolving Credit Facility.

   The Company considers and executes strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engaged in acquisition negotiations at any given time. As of the date hereof, the Company has completed, has reached agreement on or is in discussions regarding certain acquisitions, in addition to the 1998 Acquisitions, that are either individually or in the aggregate not material to the financial condition of results of operations of the Company.

BACKLOG

   The Company's funded backlog at December 31, 1997 totaled $516.9 million, as compared with the Predecessor Company's funded backlog at December 31, 1996 of $542.5 million. Funded orders, on a pro forma basis, for the Company for 1997 were $711.5 million. The Predecessor Company's funded orders for 1996 were $619.5 million. It is expected that 86.0% of the backlog at December 31, 1997 will be recorded as sales during 1998. However, there can be no assurance that the Company's backlog will become revenues in any particular period, if at all. See "Risk Factors -- Backlog". Approximately 81% of the total backlog at December 31, 1997 was directly or indirectly for defense contracts for end use by the Government. Approximately $434.0 million of total backlog was directly or indirectly for U.S. and foreign government defense contracts, and approximately $19.5 million of total backlog was directly or indirectly for U.S. and foreign government non-defense contracts. Foreign customers account for approximately $34.6 million of the total backlog.

RESEARCH AND DEVELOPMENT

   Research and development, including bid and proposal, costs ("R&D costs") sponsored by the Company was $28.9 million for the nine months ended December 31, 1997. R&D costs sponsored by the Predecessor Company were $12.0 million, $36.5 million and $9.8 million for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively. The Loral Acquired Businesses sponsored R&D costs of $5.6 million for the three months ended March 31, 1996 and $21.4 million for the year ended December 31, 1995. Accordingly, the Company, Predecessor Company and the Loral Acquired Businesses, in the aggregate, sponsored R&D costs of $40.9 million, $42.1 million and $31.2 million, respectively, for the years ended December 31, 1997, 1996 and 1995. Customer-funded research and development was $117.1 million in 1997, as compared with $153.5 million for 1996. The decrease in customer-funded research and development in 1997 is due primarily to research and development programs existing in 1996 which moved into the production phase during 1997.

CONTINGENCIES

   See Note 13 to the Consolidated (Combined) Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefits disclosures. The Company is currently evaluating the impact, if any, of SFAS No. 130, SFAS No. 131 and SFAS No. 132.

INFLATION

   The effect of inflation on the Company's sales and earnings has not been significant. Although a majority of the Company's sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

OTHER

   The Company has assessed its financial and operational systems and is developing plans to modify and/or replace those systems impacted by the year 2000 issue. A program is currently underway to address all affected systems with a completion date prior to the year 2000. The Company currently estimates that the total cost of this program will not in the aggregate be material to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        L-3 COMMUNICATIONS CORPORATION
                        (AND THE PREDECESSOR COMPANY)

   Consolidated (Combined) Financial Statements as of December 31, 1997 and 1996 and for the nine months ended December 31, 1997, the three months ended March 31, 1997 and the years ended December 31, 1997 and 1996.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
 L-3 Communications Corporation:

   We have audited the accompanying (i) consolidated balance sheet of L-3 Communications Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the nine months then ended, (ii) the combined statements of operations and cash flows of the Predecessor Company, as defined in Note 1 to the financial statements, for the three months ended March 31, 1997 and (iii) combined balance sheet of the Predecessor Company, as of December 31, 1996 and the related combined statements of operations, changes in invested equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of the Lockheed Martin Communications Systems Division, which statements reflect total assets and sales constituting 35 percent and 30 percent of the related combined totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Communications Systems Division for 1996, is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above (i) present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 1997 and their consolidated results of operations and cash flows for the nine months then ended, and (ii) based on our audit and the report of other auditors for 1996, present fairly in all material respects, the combined financial position of the Predecessor Company as of December 31, 1996 and their combined results of operations, and cash flows for the year then ended and the three months ended March 31, 1997, in conformity with generally accepted accounting principles.

                                           /s/ Coopers & Lybrand L.L.P.

1301 Avenue of the Americas
New York, New York 10019
February 2, 1998

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Lockheed Martin Corporation

   We have audited the combined balance sheet of Lockheed Martin Communications Systems Division, as defined in Note 1 to the financial statements, as of December 31, 1996, and the related combined statements of operations, changes in shareholders' equity and invested equity, and cash flows for the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Division's and Lockheed Martin Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Lockheed Martin Communications Systems Division at December 31, 1996 (not presented separately herein), and the combined results of its operations and its cash flows for the year ended December 31, 1996 (not presented separately herein), and the results of its operations and its cash flows for the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP

Washington, D.C.
March 7, 1997

                        L-3 COMMUNICATIONS CORPORATION
                    CONSOLIDATED (COMBINED) BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THE COMPANY     PREDECESSOR COMPANY
                                                                  ----------------- -------------------
                                                                  DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                  ----------------- -------------------
                              ASSETS
Current assets:
 Cash and cash equivalents ......................................      $ 77,474                 --
 Contracts in process ...........................................       167,202           $198,073
 Net assets held for sale .......................................         6,653                 --
 Deferred income taxes ..........................................        13,298                 --
 Other current assets ...........................................         2,750              3,661
                                                                  ----------------- -------------------
   Total current assets .........................................       267,377            201,734
                                                                  ----------------- -------------------
Property, plant and equipment ...................................        95,034            116,566
 Less, accumulated depreciation and amortization ................        12,025             24,983
                                                                  ----------------- -------------------
                                                                         83,009             91,583
                                                                  ----------------- -------------------
Intangibles, primarily cost in excess of net assets acquired,
 net of amortization ............................................       297,503            282,674
Deferred income taxes ...........................................        24,217                 --
Other assets ....................................................        31,298             17,307
                                                                  ----------------- -------------------
   Total assets .................................................      $703,404           $593,298
                                                                  ================= ===================
                  LIABILITIES AND SHAREHOLDERS' (INVESTED) EQUITY
Current liabilities:
 Current portion of long-term debt ..............................      $  5,000                 --
 Accounts payable, trade ........................................        33,052           $ 35,069
 Accrued employment costs .......................................        31,162             27,313
 Customer advances and amounts in excess of costs incurred  .....        34,458             14,299
 Accrued interest ...............................................         4,419                 --
 Other current liabilities ......................................        27,476             26,207
                                                                  ----------------- -------------------
   Total current liabilities ....................................       135,567            102,888
                                                                  ----------------- -------------------
Pension and postretirement benefits .............................        38,113                 --
Other liabilities ...............................................         5,009             16,801
Long-term debt ..................................................       392,000                 --
Commitments and contingencies ...................................
Shareholders' Equity
 Common Stock, $.01 par value; 100 shares authorized and
  outstanding....................................................            --                 --
 Additional paid-in capital .....................................       125,000                 --
 Retained earnings ..............................................        16,715                 --
 Deemed distribution ............................................        (9,000)                --
                                                                  ----------------- -------------------
Total Shareholders' and Invested Equity .........................       132,715            473,609
                                                                  ----------------- -------------------
   Total Liabilities and Shareholders' Equity ...................      $703,404           $593,298
                                                                  ================= ===================

          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         COMPANY                PREDECESSOR COMPANY
                                   ------------------ -------------------------------------
                                      NINE MONTHS     THREE MONTHS   YEAR ENDED DECEMBER 31,
                                        ENDED             ENDED      ----------------------
                                     DECEMBER 31,     MARCH 31, 1997     1996       1995
                                   ------------------ --------------  ----------- ---------
SALES .............................      $546,525         $158,873     $543,081    $166,781
COSTS AND EXPENSES ................       490,669          150,937      499,390     162,132
                                    ----------------- --------------  ---------- ----------
OPERATING INCOME ..................        55,856            7,936       43,691       4,649
INTEREST INCOME ...................         1,430               --           --          --
INTEREST EXPENSE ..................        29,884            8,441       24,197       4,475
                                    ----------------- --------------  ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES          27,402             (505)      19,494         174
INCOME TAX EXPENSE (BENEFIT)  .....        10,687             (247)       7,798       1,186
                                    ----------------- --------------  ---------- ----------
NET INCOME (LOSS) .................      $ 16,715         $   (258)    $ 11,696    $ (1,012)
                                    ================= ==============  ========== ==========

          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
  CONSOLIDATED (COMBINED) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                               INVESTED EQUITY
       FOR THE NINE MONTHS ENDED DECEMBER 31, 1997, THREE MONTHS ENDED
          MARCH 31, 1997 AND YEARS ENDED DECEMBER 31, 1996 AND 1995
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                            PREDECESSOR
                              COMPANY                                     COMPANY
                              COMBINED                                 CONSOLIDATED
                           ------------- -----------------------------------------------------------------------
                                                                 ADDITIONAL
                              INVESTED        COMMON STOCK        PAID-IN     RETAINED   EQUITY
                               EQUITY    ----------------------   CAPITAL     EARNINGS ADJUSTMENT   TOTAL
                                          SHARES
                                          ISSUED   PAR VALUE
                           ------------- -------- -----------   ----------   --------- ----------- -------
Balance January 1, 1995 ..    $199,506
 Repayments to Lockheed
  Martin..................      (3,831)
 Net loss.................      (1,012)
                           -------------
Balance December 31,
 1995.....................     194,663
 Advances from Lockheed
  Martin..................     267,250
 Net income...............      11,696
                           -------------
Balance December 31,
 1996.....................     473,609
 Advances from Lockheed
  Martin..................      20,579
 Net loss.................        (258)
                           -------------
Balance March 31, 1997 ...    $493,930       --         --              --          --          --           --
                           ============= ========  =========== ============  ========== ============  ==========
 Shares Issued............                  100        $--        $125,000                             $125,000
 Deemed distribution .....                                                                 $(9,000)      (9,000)
 Net Income...............                                                     $16,715                   16,715
                                         --------  ----------- ------------  ---------- ------------  ----------
Balance December 31,
 1997.....................                  100        $--        $125,000     $16,715     $(9,000)    $132,715
                                         ========  =========== ============  ========== ============  ==========

                        L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                         COMPANY                PREDECESSOR COMPANY
                                   ------------------ -------------------------------------
                                      NINE MONTHS     THREE MONTHS   YEAR ENDED DECEMBER 31,
                                        ENDED             ENDED      ----------------------
                                     DECEMBER 31,     MARCH 31, 1997     1996       1995
                                   ------------------ --------------  ----------- ---------
OPERATING ACTIVITIES:
NET INCOME (LOSS) ...........................     $  16,715         $   (258)    $  11,696    $(1,012)
DEPRECIATION AND AMORTIZATION ...............        22,190            7,786        28,139     11,578
AMORTIZATION OF DEFERRED DEBT ISSUE COSTS  ..         1,517
DEFERRED INCOME TAXES .......................         9,991               --            --         --
CHANGES IN OPERATING ASSETS AND LIABILITIES,
 NET OF AMOUNTS ACQUIRED.....................
 CONTRACTS IN PROCESS .......................        18,161          (17,475)       23,543     (3,267)
 OTHER CURRENT ASSETS .......................          (275)            (481)        3,049        788
 OTHER ASSETS ...............................         2,141             (761)       (8,346)     1,245
 ACCOUNTS PAYABLE ...........................        (6,146)            (207)        4,104       (648)
 ACCRUED EMPLOYMENT COSTS ...................         6,363             (625)        2,282       (611)
 CUSTOMER ADVANCES AND AMOUNTS IN EXCESS OF
  COSTS INCURRED ............................           545           (1,891)      (11,586)    (2,041)
 ACCRUED INTEREST ...........................         4,419               --            --         --
 OTHER CURRENT LIABILITIES ..................        (7,132)          (1,867)        3,180      4,004
 PENSION AND POSTRETIREMENT BENEFITS  .......         4,284               --            --         --
 OTHER LIABILITIES ..........................         1,087             (500)      (25,327)      (699)
                                              ----------------- --------------  ----------- ----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES         73,860          (16,279)       30,734      9,337
                                              ----------------- --------------  ----------- ----------
INVESTING ACTIVITIES:
ACQUISITION OF BUSINESS .....................      (466,317)              --      (287,803)        --
PROCEEDS FROM ASSUMPTION OF CONTRACT
 OBLIGATION .................................        12,176               --            --         --
NET CASH FROM ASSETS HELD FOR SALE ..........         3,179               --            --         --
PROCEEDS FROM SALE OF PROPERTY ..............         9,458               --            --         --
PURCHASES OF INVESTMENTS ....................        (5,113)              --            --         --
CAPITAL EXPENDITURES ........................       (11,934)          (4,300)      (13,528)    (5,532)
DISPOSITION OF PROPERTY, PLANT AND EQUIPMENT            771               --         3,347         26
                                              ----------------- --------------  ----------- ----------
NET CASH USED IN INVESTING ACTIVITIES  ......      (457,780)          (4,300)     (297,984)    (5,506)
                                              ----------------- --------------  ----------- ----------
FINANCING ACTIVITIES:
BORROWINGS UNDER SENIOR CREDIT FACILITY  ....       175,000               --            --         --
PROCEEDS FROM SALE OF 10 3/8% SUBORDINATED
 NOTES ......................................       225,000               --            --         --
PROCEEDS FROM ISSUANCE OF COMMON STOCK  .....        80,000               --            --         --
DEBT ISSUANCE COSTS .........................       (15,606)              --            --         --
PAYMENT OF DEBT .............................        (3,000)              --            --         --
ADVANCES FROM (REPAYMENTS TO) LOCKHEED
 MARTIN .....................................            --           20,579       267,250     (3,831)
                                              ----------------- --------------  ----------- ----------
NET CASH FROM (USED IN) FINANCING
 ACTIVITIES..................................       461,394           20,579       267,250     (3,831)
                                              ----------------- --------------  ----------- ----------
NET CHANGE IN CASH ..........................        77,474               --            --         --
CASH AND CASH EQUIVALENTS, BEGINNING OF THE
 PERIOD......................................            --               --            --         --
                                              ----------------- --------------  ----------- ----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD      $  77,474               --            --         --
                                              ================= ==============  =========== ==========

          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                            (Dollars in thousands)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   The accompanying consolidated financial statements include the assets, liabilities and results of operations of L-3 Communications Corporation, Inc., ("L-3" or the "Company"), a wholly owned subsidiary of L-3 Communications Holdings, Inc. ("Holdings") following the change in ownership (see Note 2) effective as of April 1, 1997 and for the period from April 1, 1997 to December 31, 1997. Prior to April 1, 1997, the statements comprise substantially all of the assets and liabilities and results of operations of
(i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996 (the "Loral Acquired Businesses"), and (ii) one business unit, Communications Systems -- East purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993 (collectively, the "Businesses" or the "Predecessor Company"). The combined financial statements of the Predecessor Company reflect the Businesses' assets, liabilities and results of operations included in Lockheed Martin's historical financial statements. Intercompany accounts between Lockheed Martin and the Businesses have been included in Invested Equity. The assets and operations of the semiconductor product line and certain other facilities which are not material have been excluded from the combined financial statements. Significant intercompany and inter-business transactions and balances have been eliminated.

   The Company is a supplier of sophisticated secure communication systems and specialized communication products including secure, high data rate communication systems, microwave components, avionics, recorders, telemetry and space products. The Company's customers include the Department of Defense (the "DoD"), selected U.S. government intelligence agencies, major aerospace/defense prime contractors and commercial customers. The Company operates primarily in one industry segment, electronic components and systems.

   Substantially all the Company's products are sold to agencies of the U.S. Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. All domestic government contracts and subcontracts or subcontractors thereof. All domestic government contracts and subcontracts of the Businesses are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the government.

2. CHANGE IN OWNERSHIP TRANSACTION

   Holdings and L-3 were formed by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, the "Equity Executives"), Lehman Brothers Capital Partners III, L.P. and its affiliates (the "Lehman Partnership") and Lockheed Martin to acquire the Businesses. The Company was capitalized with an equity contribution from Holdings of $125,000.

   On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, L-3, and Lockheed Martin entered into a Transaction Agreement (the "L-3 Acquisition Agreement") whereby Holdings would acquire the Businesses from Lockheed Martin (the "L-3 Acquisition"). Also included in the acquisition is a semiconductor product line of another business and certain leasehold improvements in New York City which were not material. Pursuant to the L-3 Acquisition Agreement, L-3 acquired the Businesses from Lockheed Martin for $525,000, comprising $458,779 of cash, after a $21,221 reduction related to a purchase price adjustment, and $45,000 of common equity, representing a 34.9% interest in Holdings retained by Lockheed Martin, plus acquisition costs of $8,000.

   The Company and Lockheed Martin finalized the purchase price adjustment pursuant to an amendment to the L-3 Acquisition Agreement dated November 5, 1997, which also included the

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)

assumption by the Company of Lockheed Martin's rights and obligations under a contract for the production of mission communication systems for track vehicles, for which the Company received cash of $12,176.

   In connection with the L-3 Acquisition Agreement, Holdings and the Company anticipated entering into a transition services agreement with Lockheed Martin pursuant to which Lockheed Martin would provide to L-3 and its subsidiaries (and L-3 would provide to Lockheed Martin) certain corporate services of a type previously provided at costs consistent with past practices until December 31, 1997 (or, in the case of Communication Systems -- East (formerly known as Communication Systems -- Camden), for a period of up to 18 months after the Closing). Lockheed Martin is providing L-3 the services contemplated by the proposed transaction services agreement in the absence of any executed agreement. The parties also entered into supply agreements which reflect previously existing inter-company work transfer agreements or similar support arrangements upon prices and other terms consistent with previously existing arrangements. Holdings, the Company and Lockheed Martin have entered into certain subleases of real property and cross-licenses of intellectual property.

   Pursuant to the L-3 Acquisition Agreement the Company also assumed certain obligations relating to environmental liabilities and benefit plans.

   In accordance with Accounting Principles Board Opinion No. 16, the acquisition of the Businesses by Holdings and L-3 has been accounted for as a purchase business combination effective as of April 1, 1997. The purchase cost (including the fees and expenses related thereto) was allocated to the tangible and intangible assets and liabilities of the Company based upon their respective fair values. The assets and liabilities recorded in connection with the purchase price allocation were $664,800 and $164,400, respectively. The excess of the purchase price over the fair value of net assets acquired of $303,200 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years. As a result of the 34.9% ownership interest retained by Lockheed Martin, the provisions of Emerging Issues Task Force Issue Number 88-16 were applied in connection with the purchase price allocation, which resulted in the recognition of a deemed distribution of $9,000.

   In connection with the determination of the fair value of assets acquired and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, less the estimated cost to complete and an allowance for the Company's normal profit on its effort to complete such contracts.

   Had the L-3 Acquisition occurred on January 1, 1996, the unaudited pro forma sales and net income for the years ended December 31, 1997 and 1996 would have been $703,600 and $16,300, and $663,200 and $9,700, respectively. The pro forma results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1996. The 1997 and 1996 pro forma sales and net income have been adjusted to (a) include the operations of the Loral Acquired Businesses from January 1, 1996 (Note 3) and (b) exclude the operations of the Hycor business net assets held for sale from January 1, 1996 (Note 6).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

   STATEMENTS OF CASH FLOWS: Changes in operating assets and liabilities are net of the impact of acquisitions and final purchase price allocations. The Predecessor Company participated in Lockheed Martin's cash management system, under which all cash was received and payments were made by Lockheed Martin. All transactions between the Predecessor Company and Lockheed Martin have been accounted for as settled in cash at the time the transactions were recorded by the Predecessor Company.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)

    REVENUE RECOGNITION: Sales on production-type contracts are recorded as units are shipped; profits applicable to such shipments are recorded pro rata, based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under other long-term contracts are recognized under the percentage of completion method of accounting using the cost-to-cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is probable.

   Losses on contracts are recognized when determined. Revisions in profit estimates are reflected in the period, on a cumulative catch-up basis, in which the facts, requiring the revision, become known.

   CONTRACTS IN PROCESS: Costs accumulated on contracts in process include direct costs, as well as manufacturing overhead, and for government contracts, general and administrative costs, independent research and development costs and bid and proposal costs. In accordance with industry practice, contracts in process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year.

   PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

   COST IN EXCESS OF NET ASSETS ACQUIRED: The excess of the cost of the L-3 Acquisition over the fair value of the net assets acquired is being amortized using a straight-line method over a 40 year period. Accumulated amortization of the Company amounted to $5,741 at December 31, 1997.

   The carrying amount of cost in excess of net assets acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, of the acquired businesses are primary indicators of recoverability. For the nine months ended December 31, 1997, there was no reduction to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

   PREDECESSOR COMPANY INTANGIBLES: Intangibles, primarily the excess of the cost of Businesses over the fair value of the net assets acquired, was amortized using a straight-line method primarily over a 40-year period. Other intangibles were amortized over their estimated useful lives which range from 11 to 15 years. Amortization expense of the Businesses was $2,655 for the three months ended March 31, 1997; $10,115 and $6,086 for the years ended December 31, 1996 and 1995, respectively. Accumulated amortization was $26,524 at December 31, 1996.

   Intangibles of the Predecessor Company include costs allocated to the Businesses relating to the Request for Funding Authorization ("RFA"), consisting of over 20 restructuring projects to reduce operating costs, initiated by General Electric ("GE") Aerospace in 1990 and to the REC Advance Agreement ("RAA"), a restructuring plan initiated after Lockheed Martin's acquisition of GE Aerospace. The RAA was initiated to close two regional electronic manufacturing centers. Restructure costs are reimbursable from the U.S. Government if savings can be demonstrated to exceed costs. The total cost of restructuring under the RFA and the RAA represented approximately 15% of the estimated savings to the U.S. Government and, therefore, a deferred asset has been recorded by Lockheed Martin. The deferred asset is being allocated to all the former GE Aerospace sites, including the Communications Systems Division, on a basis that includes manufacturing labor, overhead, and direct material less non-hardware subcontracts. At December 31, 1997 and 1996, approximately $2,313 and $4,400, respectively, of unamortized RFA and RAA costs are deferred on the Company's and the Predecessor Company's consolidated (combined) balance sheets in other current assets and other assets.

   The carrying values of the Predecessor Company intangibles were reviewed if the facts and circumstances indicated potential impairment of their carrying value. If this review indicated that

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)

intangible assets were not recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Businesses carrying values related to the intangible asset were reduced by the estimated shortfall of cash flows.

   INCOME TAXES: The Company provides for income taxes using the liability method prescribed by the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

   PREDECESSOR COMPANY INCOME TAXES: The Predecessor Company was included in the consolidated Federal income tax return and certain combined and separate state and local income tax returns of Lockheed Martin. However, for purposes of these financial statements, the provision for income taxes has been allocated to the Predecessor Company based upon reported combined income before income taxes. Income taxes, current and deferred, are considered to have been paid or charged to Lockheed Martin and are recorded through the invested equity account with Lockheed Martin. The principal components of the deferred taxes are contract accounting methods, property, plant and equipment, goodwill amortization and timing of accruals.

   RESEARCH AND DEVELOPMENT: Research and development costs sponsored by the Company and the Predecessor Company include research and development, bid and proposal costs related to government products and services. These costs generally are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as direct contract costs.

   STOCK OPTIONS: In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the Company's fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair value of Holdings common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. The Company has adopted the disclosure -only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

   DERIVATIVE FINANCIAL INSTRUMENTS: In the normal course of financing operations, the Company enters into interest rate cap and floor transactions for interest rate protection purposes, and not for speculative or trading purposes. Cash payments to and from the Company to and from the counterparties are recorded as a component of interest expense. The initial cost of these arrangements are deferred and amortized as interest expense.

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, allocations from Lockheed Martin, recoverability of recorded amounts of fixed assets and cost in excess of net assets acquired, litigation and environmental obligations. Actual results could differ from these estimates.

   EARNINGS PER SHARE: Earnings per share data is not presented since the Company and the Predecessor Company are wholly owned subsidiaries.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    ACCOUNTING PRONOUNCEMENTS: In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" were issued. SFAS No. 132 suggests combined formats for presentation of pension and other post-retirement benefits disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 and SFAS No. 131 and SFAS No. 132 are required to be adopted by 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130, SFAS No. 131 and SFAS 132.

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

   Effective in December 1997 the Company adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129").

   RECLASSIFICATIONS: Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

4. PREDECESSOR COMPANY ACQUISITION

   Effective April 1, 1996, Lockheed Martin acquired substantially all the assets and liabilities of the defense businesses of Loral, including the Wideband Systems Division and the Products Group which are included in the Businesses. The acquisition of the Wideband Systems Division and Products Group businesses (the "Loral Acquired Businesses") has been accounted for as a purchase by Lockheed Martin Communications Systems -- Camden Division ("Division"). The acquisition has been reflected in the financial statements based on the purchase price allocated to those acquired businesses by Lockheed Martin. The assets and liabilities recorded in connection with the purchase price allocation were $401,000 and $113,200, respectively. As such, the accompanying condensed combined financial statements for periods prior to April 1, 1997 reflect the results of operations of the Division and the Loral Acquired Businesses from the effective date of acquisition including the effects of an allocated portion of cost in excess of net assets acquired resulting from the acquisition.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)

 5. CONTRACTS IN PROCESS

   Billings and accumulated costs and profits on long-term contracts, principally with the U.S. Government, comprise the following:

                                                                              PREDECESSOR
                                                                   COMPANY      COMPANY
                                                                 ---------- -------------
                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1997         1996
                                                                 ---------- -------------
Billed contract receivables.....................................  $ 39,029     $ 45,212
Unbilled contract receivables ..................................    33,136       84,814
Other billed receivables, principally commercial and affiliates     31,253       41,154
Inventoried costs ..............................................    82,954       72,880
                                                                 ---------- -------------
                                                                   186,372      244,060
Less, unliquidated progress payments                               (19,170)     (45,987)
                                                                 ---------- -------------
Net contracts in process........................................  $167,202     $198,073
                                                                 ========== =============

   The U.S. Government has title to or a secured interest in, inventory to which progress payments are applied. Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

   The following data has been used in the determination of costs and expenses:

                                                         COMPANY           PREDECESSOR COMPANY
                                                     -------------- --------------------------------
                                                          NINE          THREE
                                                         MONTHS        MONTHS    FOR THE YEAR ENDED
                                                          ENDED         ENDED       DECEMBER 31,
                                                      DECEMBER 31,    MARCH 31,  ------------------
                                                          1997          1997     1996      1995
                                                     --------------  ----------- -----     ------
Selling, general and administrative ("SG&A") costs
 included in inventoried costs......................     $15,379       $14,536    $14,700    $1,156
Selling, general and administrative costs incurred .      88,527        28,449     82,226     6,525
Independent research and development, including bid
 and proposal costs, included in SG&A incurred .....     $28,893       $12,024    $36,500    $9,800

6. NET ASSETS HELD FOR SALE

   The Company has accounted for the allocation of purchase price and the net assets of its Hycor business in accordance with the FASB's Emerging Issues Task Force Issue 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to the Hycor business as of April 1, 1997 are included in the accompanying consolidated balance sheet as "Net assets held for sale". The fair value assigned to such net assets is based upon management's estimate of the proceeds from the sale of the Hycor business less the estimated income from operations for such business during the holding period of April 1, 1997 through January 29, 1998 (the "holding period"), plus interest expense on debt allocated to such net assets during the holding period. On January 29, 1998, the Company sold the Hycor business, excluding land and buildings for $3.5 million in cash subject to adjustment based on final closing net assets. In accordance with EITF 87-11, loss from the operations of the Hycor business of $108 and interest expense of $552 on the debt allocated to the Hycor net assets have been excluded from the Company's consolidated statements of operations for the nine months ended December 31, 1997.

   Also included in net assets held for sale at December 31, 1997 is a Company property located in Atlanta, Georgia.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

 7. PROPERTY, PLANT AND EQUIPMENT

                                                            PREDECESSOR
                                                 COMPANY      COMPANY
                                               ---------- -------------
                                                     DECEMBER 31,
                                               -------------------------
                                                  1997         1996
                                               ---------- -------------
Land..........................................   $ 6,670     $  9,200
Buildings and improvements ...................    19,487       27,000
Machinery, equipment, furniture and fixtures      58,978       73,137
Leasehold improvements .......................     9,899        7,229
                                               ---------- -------------
                                                 $95,034     $116,566
                                               ========== =============

   Depreciation and amortization expense attributable to property, plant and equipment was $13,320 for the nine months ended December 31, 1997; $4,529 for the three months ended March 31, 1997, and $14,924 and $5,492 for the years ended December 31, 1996 and 1995, respectively.

8. DEBT

   Long-term debt consists of:

                                        DECEMBER 31, 1997
                                        -----------------
Term loans.............................      $172,000
10 3/8 Senior Subordinated Notes due
 2007 .................................       225,000
                                        -----------------
                                             $397,000
Less current portion of term loans  ...         5,000
                                        -----------------
 Total long-term debt..................      $392,000
                                        =================

   In connection with the L-3 Acquisition, the Company entered into $275,000 of Senior Credit Facilities consisting of $175,000 of term loans (the "Term Loan Facilities"), and a $100,000 revolving credit facility (the "Revolving Credit Facility") which has been provided by a syndicate of banks and financial institutions and bear interest, at the option of the Company, at a rate related to (i) the higher of federal funds rate plus 0.50% per annum or the reference rate published by Bank of America NT&SA or (ii) LIBOR, at December 31, 1997, such interest rates, based on various maturities, ranged from 7.625% to 8.625%. Interest payments vary in accordance with the type of borrowing and are made at a minimum every three months. The Revolving Credit Facility expires in 2003 and is available for ongoing working capital and letter of credit needs. The Term Loans mature in installments until the final maturity date in 2006. Approximately $93,428 of the Revolving Credit Facility is available at December 31, 1997 reflecting letters of credit of $6,572 drawn against the revolving credit facility of $100,000. In February 1998, the Senior Credit Facilities were amended to, among other things, increase the Revolving Credit Facility to $200,000, waive certain excess cash flow prepayments, as defined, otherwise required and permit the incurrence of up to an additional $150,000 of subordinated debt. The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Credit
Facility.

   In April 1997, the Company issued $225,000 of 10 3/8% senior subordinated notes (the "1997 Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. On November 5, 1997, the Company completed its exchange offer relating to the 1997 Notes and the holders of the 1997 Notes received registered securities. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2002, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of 1997 Notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest to the

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to the Company as common equity capital.

   The Senior Credit Facilities and the 1997 Notes agreement contain financial and restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. At December 31, 1997, none of the Company's retained earnings were available to pay dividends. The Senior Credit Facilities contain financial covenants, which remain in effect so long as any amount is owed by the Company thereunder. These financial covenants require that (i) the Company's debt ratio, as defined, be less than or equal to 5.50 for the quarter ended December 31, 1997, and that the maximum allowable debt ratio, as defined, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and (ii) the Company's interest coverage ratio, as defined, be at least 1.85 for the quarter ended December 31, 1997, and thereafter increasing the interest coverage ratio, as defined, to at least 3.10 for any fiscal quarters ended after June 30, 2002. At December 31, 1997, the Company was in compliance with these covenants.

   In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on substantially all of the Company's assets including the stock of L-3 Communications Corporation.

   The aggregate principal payments for debt, excluding borrowings under the Revolving Credit Facilities, for the five years ending December 31, 1998 through 2002 are: $5,000, $11,000, $19,000, $25,000 and $33,200, respectively.

   The costs related to the issuance of debt have been deferred and are being amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

9. PREDECESSOR COMPANY'S INTEREST EXPENSE

   Interest expense has been allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the beginning of the period invested equity account deemed to be financed by consolidated debt, which has been determined based on Lockheed Martin's debt to equity ratio on such date, except that the acquisition of the Loral Acquired Businesses has been assumed to be fully financed by debt. Management of the Businesses believes that this allocation methodology is reasonable.

   Interest expense of the Predecessor Company was calculated using the following balances and interest rates:

                   THREE MONTHS   YEARS ENDED DECEMBER 31,
                       ENDED      ------------------------
                  MARCH 31, 1997      1996        1995
                 ---------------  ------------  ----------
Invested Equity      $473,609      $482,466   $199,506
Interest Rate  ..        7.10%         7.20%      7.40%

10. FINANCIAL INSTRUMENTS

   The Company's financial instruments consist primarily of cash and cash equivalents, billed contract receivables, other billed receivables (principally commercial and affiliates), trade accounts payable, customer advances, debt instruments, and interest rate cap and interest rate floor contracts. The book values of cash and cash equivalents, billed contract receivables, other billed receivables (principally commercial and affiliates), trade accounts payable and customer advances are considered to be representative of their respective fair values at December 31, 1997 due to the short-term maturities or expected settlement dates of these instruments.

   The Company's debt instruments consist of term loans and 1997 Notes (Note
8). The carrying values of the term loans approximate fair value because they are variable-rate loans which bear interest at current market rates.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    The 1997 Notes are registered, unlisted public debt which is traded in the over-the-counter market. The fair value of such debt at December 31, 1997 was estimated to be approximately $243,000, based on trading activity on December 31, 1997.

   To mitigate risks associated with changing interest rates on certain of its debt, the Company entered into the interest rate agreements. The fair values of the interest rate caps and interest rate floors (collectively, the "interest rate agreements") were estimated by discounting expected cash flows using quoted market interest rates. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of the interest rate agreements was not material to interest expense for the nine months ended December 31, 1997. Information with respect to the interest rate agreements is as follows:

                          DECEMBER 31, 1997
                      --------------------------
                       NOTIONAL     UNREALIZED
                        AMOUNT    GAINS (LOSSES)
                      ---------- --------------
Interest rate caps  .  $100,000      $(1,008)
                      ---------- --------------
Interest rate
 floors..............  $ 50,000      $  (263)
                      ---------- --------------

   At December 31, 1996, the Predecessor Company's financial instruments consisted primarily of billed contract receivables, other billed receivables (principally commercial and affiliates), trade accounts payable and customer advances. The book value of billed contract receivables, other billed receivables (principally commercial and affiliates), trade accounts payable and customer advances approximated their respective fair values at December 31, 1996, due to the short-term maturities or expected settlement dates of those instruments.

11. INCOME TAXES

THE COMPANY

   Pretax income of the Company for the nine months ended December 31, 1997 was $27,402 and was primarily domestic. The components of the Company's provision for income taxes for the nine months ended December 31, 1997 are:

 Income taxes currently payable, primarily federal   $   696
Deferred income taxes:
 Federal ..........................................    8,635
 State and local ..................................    1,356
                                                    --------
 Subtotal .........................................  $ 9,991
                                                    --------
Total provision for income taxes ..................  $10,687
                                                    ========

   The effective income tax rate of the Company for the nine months ended December 31, 1997 differs from the statutory federal income tax rate for the following reasons:

 Statutory federal income tax rate ..............................  35.0%
State and local income taxes, net of federal income tax benefit     3.2
Non-deductible goodwill amortization and other expenses  .......    3.7
Research and development and other tax credits .................   (2.9)
                                                                 -------
Effective income tax rate ......................................   39.0 %
                                                                 =======

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    The significant components of the Company's net deferred tax assets at December 31, 1997 are:

 Deferred tax assets:
 Other postretirement benefits .......................  $ 8,649
 Inventoried costs ...................................    8,711
 Compensation and benefits ...........................      528
 Pension costs .......................................    4,177
 Property, plant and equipment .......................    8,098
 Income recognition on long-term contracts  ..........    3,691
 Other ...............................................    1,861
 Net operating loss and other credit carryforwards  ..    2,969
                                                       ---------
  Total deferred tax assets...........................   38,684
Deferred tax liabilities:
 Cost in excess of net assets acquired ...............   (1,099)
 Other, net ..........................................      (70)
                                                       ---------
  Total deferred tax liabilities......................   (1,169)
                                                       ---------
Net deferred tax assets...............................  $37,515
                                                       =========
 The net deferred tax assets are classified as
  follows:
 Current deferred tax assets .........................  $13,298
 Long-term deferred tax assets........................   24,217
                                                       ---------
                                                        $37,515
                                                       =========

   At December 31, 1997, the Company had $2,969 of tax credit carryforwards primarily related to U.S. federal net operating losses and research and experimentation tax credits, which expire, if unused, in 2012. The Company believes that these carryforwards will be available to reduce future income tax liabilities and has recorded these carryforwards as non-current deferred tax assets.

PREDECESSOR COMPANY

   The (benefit) provision for income taxes for the Predecessor Company was calculated by applying statutory tax rates to the reported income (loss) before income taxes after considering items that do not enter into the determination of taxable income and tax credits reflected in the consolidated provision of Lockheed Martin, which are related to the Businesses. Substantially all the income of the Businesses are from domestic operations. For the three months ended March 31, 1997, it is estimated that the benefit for deferred taxes represents $1,315. For the years ended December 31, 1996 and 1995, it is estimated that the (benefit) provision for deferred taxes represents ($2,143) and $3,994, respectively.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    The effective income tax rate of the Predecessor Company differs from the statutory Federal income tax rate for the following reasons:

                                                            FOR THE
                                                         THREE MONTHS
                                                             ENDED       YEARS ENDED
                                                           MARCH 31,     DECEMBER 31,
                                                             1997        1996      1995
                                                       -------------- ---------- ---------
Statutory federal income tax rate .....................      (35.0)%     35.0%    34.0%
Amortization of cost in excess of net assets acquired         (8.1)         2      529
Research and development and other tax credits  .......      (11.3)        (2)      --
State and local income taxes, net of federal income
 tax benefit and state and local income tax credits  ..        4.8          6      101
Foreign sales corporation tax benefits ................       (8.4)        (1)      --
Other, net ............................................        9.1         --     17.0
                                                        -------------- -------  -------
Effective income tax rate .............................      (48.9)%     40.0%     681%
                                                        ============== =======  =======

12. STOCK OPTIONS

THE COMPANY

   Holdings sponsors an option plan for key employees, pursuant to which options to purchase up to 3,255,815 shares of common stock have been authorized for grant.

   On April 30, 1997, Holdings adopted the 1997 Option Plan for key employees and granted to the Equity Executives nonqualified options to purchase, at $6.47 per share, 2,285,714 shares of Class A common stock of Holdings. In each case, half of the options are "Time Options" and half are "Performance Options" (collectively, the "Options"). The Time Options become exercisable with respect to 20% of the shares subject to the Time Options on each of the first five anniversaries if employment continues through and including such date. The Performance Options become exercisable nine years after the grant date, but may become exercisable earlier with respect to up to 20% of the shares subject to the Performance Options on each of the first five anniversaries, to the extent certain defined targets are achieved. The Options, which have a ten year term, become fully exercisable under certain circumstances, including a change in control.

   On July 1, 1997 and November 11, 1997, Holdings granted nonqualified options to certain officers and other employees of the Company to purchase at $6.47 per share 689,500 shares of Class A common stock of Holdings (collectively, the "1997 Options"). Generally, the 1997 Options vest over a three-year vesting period and expire ten years from the date of grant.

   The exercise price for Holdings' stock options granted to employees in 1997 equaled the fair value of Holdings' common stock at the date of grant. Accordingly, in accordance with APB 25, no compensation expense was recognized by the Company.

   Pro forma information regarding net earnings as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. Because Holdings is a nonpublic entity the fair value for the options was estimated at the date of grant using the minimum value method prescribed in SFAS 123, which does not consider the expected volatility of Holdings's stock price, with the following weighted-average assumptions for 1997: risk-free interest rate of 6.3%; dividend yield of 0%; and weighted-average expected option life of 5.49 years.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    For purposes of pro forma disclosures, the compensation cost of the options based on their estimated fair values is amortized to expense over vesting periods of the options. The Company's net income for the nine months ended December 31, 1997 would have decreased to the pro forma amounts indicated below:

 Net income:
 As reported  .  $16,715
                =========
 Pro forma.....  $16,161
                =========

   A summary of the stock option activity for the nine months ended December 31, 1997 is as follows:

                                          SHARES   WEIGHTED AVERAGE
                                          (000'S)   EXERCISE PRICE
                                         -------- ----------------
Options granted ........................   2,975        $6.47
Options exercised ......................      --           --
Options cancelled ......................       4        $6.47
Options outstanding, December 31, 1997     2,971        $6.47
Options exercisable, December 31, 1997        --           --

   The weighted-average grant-date fair value of options granted during the nine months ended December 31, 1997 was $1.82 per option. The weighted average remaining contract life of the Company's outstanding stock options was 9.37 years at December 31, 1997.

PREDECESSOR COMPANY

   During the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, certain employees of the Predecessor Company participated in Lockheed Martin's stock option plans. All stock options granted had 10 year terms and vested over a two year service period. Exercise prices of options awarded in both years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings (loss) as required by SFAS No. 123 has been determined as if the Predecessor Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively: risk-free interest rates of 5.58%, 5.58% and 6.64%; dividend yield of 1.70%; volatility factors related to the expected market price of the Lockheed Martin's common stock of .186, .186 and
 .216; weighted-average expected option life of five years. The weighted-average fair values of options granted during 1997, 1996 and 1995 were $17.24, $17.24 and $16.09, respectively.

   For the purposes of pro forma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Predecessor Company's pro forma net loss for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995 were ($386), $11,531, and $(1,040), respectively.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

 13. COMMITMENTS AND CONTINGENCIES

THE COMPANY

   The Company and Predecessor Company leases certain facilities and equipment under agreements expiring at various dates through 2011. At December 31, 1997, the Company's future minimum payments for noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                         OPERATING LEASES
               ------------------------------------
                REAL ESTATE    EQUIPMENT    TOTAL
               ------------- -----------  --------
1998..........    $ 8,599        $295      $ 8,894
1999 .........      7,734         244        7,978
2000 .........     10,030         232       10,262
2001 .........      8,926          29        8,955
2002 .........      2,795          22        2,817
Thereafter  ..     14,393          --       14,393
               ------------- -----------  --------
                  $52,477        $822      $53,299
               ============= ===========  ========

   Real estate lease commitments have been reduced by minimum sublease rentals of $22,106 due in the future under noncancellable subleases.

   Leases covering major items of real estate and equipment contain renewal and or purchase options which may be exercised by the Company and Predecessor Company. Rent expense, net of sublease income from other Lockheed Martin entities, was $7,330 for the Company for the nine months ended December 31, 1997; $2,553 for the Predecessor Company for the three months ended March 31, 1997 and $8,495 and $4,772 for the Predecessor Company for the years ended December 31, 1996 and 1995, respectively.

   The Company is and the Predecessor Company has been engaged in providing products and services under contracts with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment of the Company and the Predecessor Company by a federal grand jury could result in the Company and the Predecessor Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term.

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

   Pursuant to the L-3 Acquisition Agreement, Holdings and the Company have agreed to assume certain on-site and off-site environmental liabilities related to events or activities occurring prior to the consummation of the L-3 Acquisition. Lockheed Martin has agreed to retain all environmental liabilities for all facilities not used by the Businesses as of April, 1997 and to indemnify fully Holdings for such prior site environmental liabilities. Lockheed Martin has also agreed, for the first eight years following April 1997 to pay 50% of all costs incurred by Holdings above those reserved for on the Company's balance sheet at March 31, 1997 relating to certain Company-assumed environmental liabilities and, for the seven

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

years thereafter, to pay 40% of certain reasonable operation and maintenance costs relating to any environmental remediation projects undertaken in the first eight years.

   Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

   The Company and the Predecessor Company have been periodically subject to litigation, claims or assessments and various contingent liabilities (including environmental matters) incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position or results of operations of the Company and the Predecessor Company.

14. PENSIONS AND OTHER EMPLOYEE BENEFITS

THE COMPANY

   PENSIONS: Holdings and the Company maintain a number of pension plans, both contributory and noncontributory, covering certain employees. Eligibility for participation in these plans varies and benefits are generally based on members' compensation and years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

   Pension expense for the nine months ended December 31, 1997 includes the following components:

 Service cost ................. $  5,109
Interest cost ................     8,883
Actual return on plan assets     (11,285)
Net deferral .................     1,581
                               ----------
Total pension cost ...........  $  4,288
                               ==========

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    The following presents the funded status and amounts recognized in the balance sheet for the Company's pension plans:

                                                                         DECEMBER 31, 1997
                                                                  --------------------------------
                                                                   ASSETS EXCEED     ACCUMULATED
                                                                    ACCUMULATED       BENEFITS
                                                                      BENEFITS      EXCEED ASSETS
                                                                  --------------- ---------------
Actuarial present value of benefit obligations:
 Vested benefits ................................................     $13,742         $152,133
                                                                  --------------- ---------------
 Accumulated benefits ...........................................     $13,825         $155,474
 Effect of projected future salary increases ....................       3,337           25,795
                                                                  --------------- ---------------
 Projected benefits..............................................     $17,162         $181,269
                                                                  =============== ===============
Plan assets at fair value........................................     $18,172         $155,278
                                                                  --------------- ---------------
Plan assets in excess of (less than) projected benefit
 obligation......................................................       1,010          (25,991)
Unrecognized net (gain) loss ....................................        (559)           5,683
                                                                  --------------- ---------------
Prepaid (accrued) pension cost...................................     $   451         $(20,308)
                                                                  =============== ===============

   The following assumptions were used in accounting for pension plans for the Company:

                                    APRIL 1, 1997   DECEMBER 31, 1997
                                   --------------- -----------------
Discount rate ....................       7.50%            7.25%
Rate of increase in compensation         5.00%            5.00%
Rate of return on plan assets  ...       9.00%            9.00%

   POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE: In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

   Post-retirement health care and life insurance costs for the nine months ended December 31, 1997 include the following components:

 Service cost .............................................. $  466
Interest cost .............................................     840
                                                            -------
Total post-retirement health care and life insurance costs   $1,306
                                                            =======

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

    The following table presents the amounts recognized in the balance sheet for the Company at December 31, 1997:

 Accumulated post-retirement benefit obligation:
 Retirees....................................................  $ 4,702
 Fully eligible plan participants ...........................    3,188
 Other active plan participants .............................   10,990
                                                              ---------
Total accumulated post-retirement benefit obligation ........  $18,880
Unrecognized net loss .......................................      624
                                                              ---------
Accrued post-retirement health care and life insurance costs   $18,256
                                                              =========

   Actuarial assumptions used in determining the December 31, 1997 used in determining the accumulated post-retirement benefit obligation include a discount rate of 7.25%, an average rate of compensation increase of 5.0% and an assumed health care cost trend rate of 6.5% in 1997 decreasing gradually to rate of 4.5% by the year 2001. The discount rate used at April 1, 1997 was 7.50%. The other assumptions did not change from April 1, 1997. Increasing the assumed health care cost trend rate by 1% would change the accumulated post-retirement benefits obligation at December 31, 1997 by approximately $2,218 and the aggregate service and interest cost components for the nine months ended December 31, 1997 by approximately $81 and $113, respectively.

   EMPLOYEE SAVINGS PLAN: Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contribution vary among the plans. Under these plans, the Company's matching contributions, in cash, for the nine months ended December 31, 1997 was $3,742.

THE PREDECESSOR COMPANY

   Certain of the Businesses for the Predecessor Company participated in various Lockheed Martin-sponsored pension plans covering certain employees. Eligibility for participation in these plans varies, and benefits are generally based on members' compensation and years of service. Lockheed Martin's funding policy was generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations. Since the aforementioned pension arrangements are part of certain Lockheed Martin defined benefit plans, no separate actuarial data is available for the portion allocable to the Businesses. Therefore, no liabilities or assets are reflected in the accompanying combined financial statements of the Predecessor Company as of December 31, 1996. The Businesses have been allocated pension costs based upon participant employee headcount. Net pension expense included in the accompanying combined financial statements of the Predecessor Company was $1,848 for the three months ended March 31, 1997, and $7,027 and $4,134, for the years ended December 31, 1996 and 1995, respectively.

   In addition to participating in Lockheed Martin-sponsored pension plans, certain of the Businesses of the Predecessor Company provided varying levels of health care and life insurance benefits for retired employees and dependents. Participants were eligible for these benefits when they retired from active service and met the pension plan eligibility requirements. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Since the aforementioned postretirement benefits are part of certain Lockheed Martin postretirement arrangements, no separate actuarial data is available for the portion allocable to the Businesses. Accordingly, no liability is reflected in the accompanying combined financial statements as of combined December 31, 1996 and 1995. The Businesses have been allocated

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

postretirement benefits cost based on participant employee headcount. Postretirement benefit costs included in the accompanying combined financial statements was $616 for the three months ended March 31, 1997 and $2,787 and $2,124 for the years ended December 31, 1996 and 1995, respectively. Under various employee savings plans sponsored by Lockheed Martin, the Predecessor Company matched contributions of participating employees up to a designated level. Under these plans the matching contributions for the three months ended March 31, 1997 and for the years ended December 31, 1996 and 1995 were $1,241, $3,940 and $1,478, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental disclosures to the consolidated statement of cash flows are as follows:

                         COMPANY            PREDECESSOR COMPANY
                   ----------------- ------------------------------
                                                       YEAR ENDED
                      NINE MONTHS      THREE MONTHS   DECEMBER 31,
                         ENDED            ENDED       ------------
                    DECEMBER 31, 1997 MARCH 31, 1997   1996   1995
                   ------------------ --------------  ------ ------
INTEREST PAID .....      $21,245             --         --      --
                    ================= ==============  ====== ======
INCOME TAXES PAID        $   109             --         --      --
                    ================= ==============  ====== ======

   The Company issued $45,000 of Holdings Class A Common Stock to Lockheed Martin in a non-cash transaction as partial consideration paid to Lockheed Martin for the L-3 Acquisition.

16. SALES TO PRINCIPAL CUSTOMERS

   The Company and the Predecessor Company operate primarily in one industry segment, government electronic systems. Sales to principal customers are as follows:

                                  COMPANY                PREDECESSOR COMPANY
                              -------------- -------------------------------------------
                                                 THREE
                                   NINE         MONTHS         YEAR            YEAR
                               MONTHS ENDED      ENDED         ENDED          ENDED
                               DECEMBER 31,    MARCH 31,   DECEMBER 31,    DECEMBER 31,
                                   1997          1997          1996            1995
                              -------------- -----------  -------------- --------------
U.S. Government Agencies  ...    $434,020      $128,505      $425,033        $161,617
Foreign (principally foreign
 governments) ...............      12,090        13,612        33,475           4,945
Other (principally U.S.
 commercial) ................     100,415        16,756        84,573             219
                              -------------- -----------  -------------- --------------
                                 $546,525      $158,873      $543,081        $166,781
                              ============== ===========  ============== ==============

17. OTHER TRANSACTIONS WITH LOCKHEED MARTIN

   The Company and the Predecessor Company sell products to Lockheed Martin and its affiliates, net sales for which were $60,402 for the nine months ended December 31, 1997; $21,171 for the three months ended March 31, 1997 and $70,658 and $25,874 for the years ended December 31, 1996 and 1995, respectively. Included in Contracts in Process are receivables from Lockheed Martin and its affiliates of $8,846 and $10,924 at December 31, 1997 and 1996, respectively.

   The Predecessor Company relied on Lockheed Martin for certain services, including treasury, cash management, employee benefits, taxes, risk management, internal audit, financial reporting, contract administration and general corporate services. Although certain assets, liabilities and expenses related to

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

these services have been allocated to the Businesses, the combined financial position, results of operations and cash flows presented in the accompanying combined financial statements would not be the same had the Businesses been independent entities.

   The amount of allocated corporate expenses to the Predecessor Company and reflected in these combined financial statements was estimated based primarily on an allocation methodology prescribed by government regulations pertaining to government contractors. Allocated costs to the Businesses were $5,208 for the three months ended March 31, 1997, and $10,057 and $2,964 for the years ended December 31, 1996 and 1995, respectively.

18. SUBSEQUENT EVENTS

   In February 1998, the Company purchased substantially all the assets and liabilities of the Satellite Transmission Systems division of California Microwave, Inc. The purchase price of $27,000 is subject to adjustment based on closing net assets. The Company used cash on hand to fund the purchase price.

   On December 22, 1997, the Company signed a definitive agreement to purchase substantially all the assets and liabilities of the Ocean Systems division of AlliedSignal Inc. The purchase price of $67,500, subject to adjustment based on closing net working capital, will be financed through cash on hand and/or borrowings available under the Senior Credit Facilities.

   In February 1998, the Company entered into a definitive agreement to purchase the assets of ILEX Systems ("ILEX") for $51,900 in cash and additional consideration based on post-acquisition performance of ILEX.

   The acquisitions of ILEX and Ocean Systems are expected to close during the first quarter of 1998. The company plans to finance the purchase prices using its cash on hand and available borrowings under its revolving credit facility.

   In February 1998, the Company expects to file a registration statement with the Securities and Exchange Commission ("SEC") for the sale of $150,000 aggregate principal amount of Senior Subordinated Notes due 2008 (the "Notes Offering"), and concurrently with the Notes Offering, Holdings expects to file a registration statement with the SEC for the sale of common stock for a proposed maximum aggregate offering of $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

   The following table provides information concerning the directors and executive officers. All directors hold office until the next annual meeting of the stockholders. All officers serve at the discretion of the Board of Directors.

 NAME                     AGE                      POSITION
-----------------------  ----- -----------------------------------------------
Frank C. Lanza .........   66  Chairman, Chief Executive Officer and Director
Robert V. LaPenta ......   52  President, Chief Financial Officer and Director
Michael T. Strianese  ..   42  Vice President--Finance and Controller
Christopher C. Cambria     39  Vice President--General Counsel and Secretary
Robert F. Mehmel .......   35  Vice President--Planning and Assistant Secretary
Lawrence H. Schwartz  ..   60  Vice President--Business Development
Jimmie V. Adams ........   61  Vice President--Washington D.C. Operations
Robert RisCassi ........   62  Vice President--Washington D.C. Operations
David J. Brand .........   36  Director
Alberto M. Finali ......   43  Director
Eliot M. Fried .........   65  Director
Robert B. Millard ......   47  Director
Alan H. Washkowitz  ....   57  Director
Thomas A. Corcoran  ....   53  Director
Frank H. Menaker, Jr.  .   57  Director
John E. Montague .......   44  Director

   Frank C. Lanza, Chairman and CEO. Mr. Lanza was Executive Vice President of Lockheed Martin and a member of Lockheed Martin's Executive Council and Board of Directors. Mr. Lanza was formerly President and COO of Lockheed Martin's C(3)I and Systems Integration Sector, which comprised many of the businesses acquired by Lockheed Martin from Loral in 1996. At the time of the Loral acquisition, Mr. Lanza was President and COO of Loral, a position he held since 1981. He joined Loral in 1972 as President of its largest division, Electronic Systems. His earlier experience was with Dalmo Victor and Philco Western Development Laboratory.

   Robert V. LaPenta, President and Chief Financial Officer. Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed's C(3)I and Systems Integration Sector. Prior to Lockheed Martin's acquisition of Loral, he was Loral's Senior Vice President and Controller since 1981. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979.

   Michael T. Strianese, Vice President--Finance and Controller. Mr. Strianese was Vice President and Controller of Lockheed Martin's C(3)I and Systems Integration Sector. From 1991 to the 1996 acquisition of Loral, he was Director of Special Projects at Loral. Prior to joining Loral, he spent 11 years with Ernst & Young. Mr. Strianese is a Certified Public Accountant.

   Christopher C. Cambria, Vice President--General Counsel and Secretary. Mr. Cambria joined Holdings in June 1997. From 1994 until joining Holdings, Mr. Cambria was an associate with Fried, Frank, Harris, Shriver & Jacobson. From 1986 until 1993, he was an associate with Cravath, Swaine & Moore.

   Robert F. Mehmel, Vice President--Planning and Assistant Secretary. Mr. Mehmel was the Director of Financial Planning and Capital Review for Lockheed Martin's C(3)I and Systems Integration Sector. From 1984 to 1996, Mr. Mehmel held several accounting and financial analysis positions at Loral Electronic Systems and Loral. At the time of Lockheed Martin's acquisition of Loral, he was Corporate Manager of Business Analysis.

   Lawrence H. Schwartz, Vice President--Business Development. Between 1976 and 1987, Mr. Schwartz was Vice President of Engineering, Senior Vice President of Business Development, Senior Vice President of the Rapport Program and Senior Vice President of Development Programs at Loral Electronic Systems. In 1987, Mr. Schwartz assumed the position of Corporate Vice President of Technology for Loral Corporation. He then held that position for the C(3)I and System Integration Sector of Lockheed Martin.

   Jimmie V. Adams, Vice President--Washington, D.C. Operations. General Jimmie V. Adams (U.S.A.F.-ret.) was Vice President of Lockheed Martin's Washington Operations for the C(3)I and Systems Integration Sector. He held the same position at Loral and was an officer of Loral, prior to its acquisition by Lockheed Martin. Before joining Loral in 1993, he was Commander in Chief, Pacific Air Forces, Hickam Air Force Base, Hawaii, capping a 35-year career with the U.S. Air Force. He was also Deputy Chief of Staff for plans and operation for U.S. Air Force headquarters and Vice Commander of Headquarters Tactical Air Command and Vice Commander in Chief of the U.S. Air Forces Atlantic at Langley Air Force Base. He is a command pilot with more than 141 combat missions.

   Robert RisCassi, Vice President--Washington, D.C. Operations. General Robert W. RisCassi (U.S. Army-ret.) was Vice President of Land Systems for Lockheed Martin's C(3)I and Systems Integration Sector. He held the same position for Loral, prior to its acquisition by Lockheed Martin. He joined Loral in 1993 after retiring as U.S. Army Commander in Chief, United Nations Command/Korea. His 35-year military career included posts as Army Vice Chief of Staff; Director, Joint Staff, Joint Chiefs of Staff; Deputy Chief of Staff for Operations and Plans; and Commander of the Combined Arms Center.

   David J. Brand, Director. Mr. Brand is a Managing Director of Lehman Brothers and a principal in the Global Mergers & Acquisitions Group, leading Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients. Mr. Brand is currently a director of K&F Industries, Inc. Mr. Brand holds an M.B.A. from Stanford University's Graduate School of Business and a B.S. in Mechanical Engineering from Boston University.

   Alberto M. Finali, Director. Mr. Finali is a Managing Director of Lehman Brothers and principal of the Merchant Banking Group, based in New York. Prior to joining the Merchant Banking Group, Mr. Finali spent four years in Lehman Brothers' London office as a senior member of the M&A Group. Mr. Finali joined Lehman Brothers in 1987 as a member of the M&A Group in New York and became a Managing Director in 1997. Prior to joining Lehman Brothers, Mr. Finali worked in the Pipelines and Production Technology Group of Bechtel, Inc. in San Francisco. Mr. Finali holds an M.E. and an M.B.A. from the University of California at Berkeley, and a Laurea Degree in Civil Engineering from the Polytechnic School in Milan, Italy.

   Eliot M. Fried, Director. Mr. Fried is a Managing Director of Lehman Brothers. Mr. Fried joined Shearson, Hayden Stone, a predecessor firm, in 1976 and became a Managing Director in 1982. Mr. Fried has extensive experience in portfolio management and equity research. Mr. Fried is currently a director of Bridgeport Machines, Inc., Energy Ventures, Inc., SunSource L.P., Vernitron Corporation and Walter Industries, Inc. Mr. Fried holds an M.B.A. from Columbia University and a B.A. from Hobart College.

   Robert B. Millard, Director. Mr. Millard is a Managing Director of Lehman Brothers, Head of Lehman Brothers' Principal Trading & Investments Group and principal of the Merchant Banking Group. Mr. Millard joined Kuhn Loeb & Co. in 1976 and became a Managing Director of Lehman Brothers in 1983. Mr. Millard is currently a director of GulfMark International, Inc. and Energy Ventures, Inc. Mr. Millard holds an M.B.A. from Harvard University and a B.S. from the Massachusetts Institute of Technology.

   Alan H. Washkowitz, Director. Mr. Washkowitz is a Managing Director of Lehman Brothers and head of the Merchant Banking Group, and is responsible for the oversight of Lehman Brothers Merchant Banking Portfolio Partnership L.P. Mr. Washkowitz joined Lehman Brothers in 1978 when Kuhn Loeb &

Co. was acquired by Lehman Brothers. Mr. Washkowitz is currently a director of Illinois Central Corporation, K&F Industries, Inc. and McBride plc. Mr. Washkowitz holds an M.B.A. from Harvard University, a J.D. from Columbia University and an A.B. from Brooklyn College.

   Thomas A. Corcoran, Director. Mr. Corcoran has been the President and Chief Operating Officer of the Electronic Systems Sector of Lockheed Martin Corporation since March 1995. From 1993 to 1995, Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation. Prior to that he worked for General Electric for 26 years and from 1983 to 1993 he held various management positions with GE Aerospace; he was a company officer from 1990 to 1993. Mr. Corcoran is a member of the Board of Trustees of Worcester Polytechnic Institute, the Board of Trustees of Stevens Institute of Technology, the Board of Governors of the Electronic Industries Association, a Director of the U.S. Navy Submarine League and a Director of REMEC Corporation.

   Frank H. Menaker, Jr., Director. Mr. Menaker has served as Senior Vice President and General Counsel of Lockheed Martin since July 1996. He served as Vice President and General Counsel of Lockheed Martin from March 1995 to July 1996, as Vice President of Martin Marietta Corporation from 1982 until 1995 and as General Counsel of Martin Marietta Corporation from 1981 until 1995. He is a director of Martin Marietta Materials, Inc., a member of the American Bar Association and has been admitted to practice before the United States Supreme Court. Mr. Menaker is a graduate of Wilkes University and the Washington College of Law at American University.

   John E. Montague, Director. Mr. Montague has been Vice President, Financial Strategies at Lockheed Martin responsible for mergers, acquisitions and divestiture activities and shareholder value strategies since March 1995. Previously, he was Vice President, Corporate Development and Investor Relations at Martin Marietta Corporation from 1991 to 1995. From 1988 to 1991, he was Director of Corporate Development at Martin Marietta Corporation, which he joined in 1977 as a member of the engineering staff. Mr. Montague is a director of Rational Software Corporation. Mr. Montague received his B.S. from the Georgia Institute of Technology and an M.S. in engineering from the University of Colorado.

   The Board of Directors intends to appoint two additional directors who are not affiliated with the Company promptly following the Common Stock Offering. The additional directors have not yet been identified.

COMMITTEES OF THE BOARD OF DIRECTORS

   The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Currently, the Audit Committee consists of Messrs. Brand, Fried and Menaker. The Company intends to appoint to the Audit Committee only persons who qualify as an "independent" director for purposes of the rules and regulations of the NYSE. The Audit Committee will select and engage, on behalf of the Company, the independent public accountants to audit the Company's annual financial statements, and will review and approve the planned scope of the annual audit. Currently, Messrs. Millard and Montague serve as members of the Compensation Committee. The Compensation Committee establishes remuneration levels for certain officers of the Company, performs such functions as provided under the Company's employee benefit programs and executive compensation programs and administers the 1997 Stock Option Plan, hereinafter defined.

COMPENSATION OF DIRECTORS

   The current directors of the Company do not receive compensation for their services as directors. Any non-affiliated directors will receive directors' fees and reimbursements for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

   The Company's Certificate of Incorporation provides that to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"), a director of the Company shall not be liable to the

Company or its stockholders for monetary damages for breach of fiduciary duty as a director. Under the DGCL, liability of a director may not be limited (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases and
(iv) for any transaction from which the director derives an improper personal benefit. The effect of the provisions of the Company's Certificate of Incorporation is to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages against a director for breach of the fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior), except in the situations described in clauses (i) through (iv) above. This provision does not limit or eliminate the rights of the Company or any stockholder to seek nonmonetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. In addition, the Company's Bylaws provide that the Company shall indemnify its directors, officers, employees and agents against losses incurred by any such person by reason of the fact that such person was acting in such capacity.

   Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

   Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") during the nine months ended December 31, 1997:

                          SUMMARY COMPENSATION TABLE

                                                                 LONG TERM COMPENSATION AWARDS
                                                               -------------------------------
                                               ANNUAL                           SECURITIES
                                            COMPENSATION           RESTRICTED    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION             -----------------------  STOCK AWARDS STOCK OPTIONS COMPENSATION(2)
                                         SALARY      BONUS(1)
--------------------------------------  ---------- ------------ -------------- ------------- ---------------
Frank C. Lanza (Chairman and Chief
 Executive Officer)....................  $542,654         --                     1,142,857            --
Robert V. LaPenta (President and Chief
 Financial Officer)....................   356,538         --                     1,142,857            --
Lawrence H. Schwartz (Vice President) .   145,327    $80,000                        17,000            --
Jimmie V. Adams (Vice President) ......   157,854     70,000                        15,000          $ 61
Robert RisCassi (Vice President) ......   125,704     60,000                        15,000           611

------------
(1)    Represents Company match under savings plan.

   Stock Options Granted in 1997. The following table sets forth information concerning individual grants of stock options to purchase Holdings' Common Stock made in 1997 to each of the Named Executive Officers.

                                OPTION GRANTS

                                                                         INDIVIDUAL GRANTS
                                        ------------------------------------------------------------------------
                                          NUMBER OF      PERCENT OF
                                          SECURITIES     TOTAL OPTIONS
                                          UNDERLYING      GRANTED TO     EXERCISE
                                            OPTIONS      EMPLOYEES IN      PRICE      EXPIRATION    GRANT-DATE
NAME AND PRINCIPAL POSITION               GRANTED (#)     FISCAL YEAR     ($/SH)         DATE        VALUE(1)
--------------------------------------  -------------- ---------------  ---------- --------------  ------------
Frank C. Lanza (Chairman and Chief
 Executive Officer)....................    1,142,857(2)      38.2%         $6.47    April 30, 2007  $2,326,731
Robert V. LaPenta (President and Chief
 Financial Officer) ...................    1,142,857(2)      38.2%         $6.47    April 30, 2007  $2,326,731
Lawrence H. Schwartz (Vice President)         17,000          0.6%         $6.47     July 1, 2007   $   17,571
Jimmie V. Adams (Vice President) ......       15,000          0.5%         $6.47     July 1, 2007   $   15,504
Robert RisCassi (Vice President) ......       15,000          0.5%         $6.47     July 1, 2007   $   15,504

------------
(1) The grant-date valuation of the options was calculated using the minimum value method described in SFAS No. 123. The minimum value is computed as the current price of stock at the grant date reduced to exclude the present value of any expected dividends during the option's expected life minus the present value of the exercise price, and does not consider the expected volatility of the price of the stock underlying the option. The material assumptions underlying the computations are: an average discount rate 6.3%; a dividend yield of 0% and a weighted average expected option life of 5.49 years, with the option lives ranging from 2 years to 10 years.
(2) Half of the options granted consists of Time Options and half consists of Performance Options. See "--Employment Agreements" for descriptions of the terms of these options.

   Aggregate Option Exercises. None of the Named Executive Officers exercised options in 1997.

PENSION PLAN

   The following table shows the estimated annual pension benefits payable under the L-3 Communications Corporation Pension Plan and Supplemental Employee Retirement Plan to a covered participant upon retirement at normal retirement age, based on the career average compensation (salary and bonus) and years of credited service with the Company.

 CAREER AVERAGE COMPENSATION              YEARS OF CREDITED SERVICE
---------------------------  ----------------------------------------------------
                                 15        20         25        30         35
                             --------- ---------  --------- ---------  ---------
$125,000....................  $ 18,981  $ 24,937   $ 29,833  $ 33,856   $ 37,164
 150,000....................    23,172    30,408     36,355    41,243     45,260
 175,000....................    27,364    35,879     42,877    48,629     53,357
 200,000....................    31,556    41,349     49,399    56,015     61,454
 225,000....................    35,747    46,820     55,921    63,402     69,550
 250,000....................    39,939    52,291     62,444    70,788     77,647
 300,000....................    48,322    63,233     75,488    85,561     93,840
 400,000....................    65,089    85,116    101,577   115,106    126,226
 450,000....................    73,472    96,057    114,621   129,879    142,420
 500,000....................    81,855   106,999    127,665   144,651    158,613
 750,000....................   123,772   161,707    192,887   218,515    239,579

   As of December 31, 1997, the current annual compensation and current years of credited service (including for Messrs. LaPenta, Adams and RisCassi, years of credited service as an employee of Loral and Lockheed Martin) for each of the following persons were: Mr. Lanza, $750,000 and one year; Mr. LaPenta, $500,000 and 26 years; Mr. Adams, $216,011 and 5 years; Mr. RisCassi, $172,016 and 4 years; and Mr. Schwartz, $229,000 and one year. Compensation covered under the pension plans includes amounts reported as salary and bonus in the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Robert Millard, Steven Berger and John Montague served on the Compensation Committee of Holdings' Board of Directors during 1997. Mr. Berger resigned from Holdings' Board of Directors and the Compensation Committee in January 1998. No member of the Compensation Committee served as an officer of Holdings or L-3 Communications.

1997 STOCK OPTION PLAN

   In April 1997, Holdings adopted the 1997 Option Plan for Key Employees of Holdings (the "1997 Stock Option Plan") which authorizes the Compensation Committee to grant options to key employees of Holdings and its subsidiaries to acquire up to 3,255,815 shares of Holdings' Common Stock. The Compensation Committee of the Board of Directors of Holdings, in its sole discretion, determines the terms of option agreements, including without limitation the treatment of option grants in the event of a change of control.

   On April 30, 1997, Holdings granted each of Messrs. Lanza and LaPenta options to purchase 1,142,857 shares of Holdings' Common Stock. See "--Employment Agreements" for a description of the terms of these grants. On July 1, 1997 and November 11, 1997, the Compensation Committee authorized grants of options to employees of Holdings and its subsidiaries, other than Messrs. Lanza and LaPenta, to acquire an aggregate of 689,500 shares of Holdings' Common Stock at an exercise price of $6.47 per share (the "Employee Options"). Each Employee Option was granted pursuant to an individual agreement that provides (i) 20% of shares underlying the option will become exercisable on the first anniversary of the grant date, 50% will become exercisable on the second anniversary of the grant date and 30% will become exercisable on the third anniversary of the grant date; provided that, in the event of an initial public offering of Holdings' Common Stock, 15% of the shares underlying the option (which would otherwise become exercisable on the second anniversary of the grant date) will become exercisable on the earlier to occur of (A) the completion of the initial public offering of the Holdings' Common Stock and (B) the first anniversary of the grant date; (ii) all shares underlying the option will become exercisable upon certain events constituting a change of control; and (iii) the option will expire upon the earliest to occur of (A) the tenth anniversary of the grant date, (B) one year after termination of employment due to the optionee's death or permanent disability, (C) immediately upon termination of the optionee's employment for cause and (D) three months after termination of optionee's employment for any other reason.

EMPLOYMENT AGREEMENTS

   Holdings entered into an employment agreement (the "Employment Agreements") with each of Mr. Lanza, Chairman and Chief Executive Officer of Holdings and L-3 Communications, who will receive a base salary of $750,000 per annum and appropriate executive level benefits, and Mr. LaPenta, President and Chief Financial Officer of Holdings and and L-3 Communications, who will receive a base salary of $500,000 per annum and appropriate executive level benefits. The Employment Agreements provide for an initial term of five years, which will automatically renew for one-year periods thereafter, unless a party thereto gives notice of its intent to terminate at least 90 days prior to the expiration of the term.

   Upon a termination without cause (as defined) or resignation for good reason (as defined), Holdings will be obligated, through the end of the term, to (i) continue to pay the base salary and (ii) continue to provide life insurance and medical and hospitalization benefits comparable to those provided to other senior executives; provided, however, that any such coverage shall terminate to the extent that Mr. Lanza or Mr. LaPenta, as the case may be, is offered or obtains comparable benefits coverage from any other employer. The Employment Agreements provide for confidentiality during employment and at all times thereafter. There is also a noncompetition and non-solicitation covenant which is effective during the employment term and for one year thereafter; provided, however, that if the employment terminates following the expiration of the initial term, the noncompetition covenant will only be effective during the period, if any, that Holdings pays the severance described above.

   Holdings has granted each of Messrs. Lanza and LaPenta (collectively, the "Equity Executives") nonqualified options to purchase, at $6.47 per share of Common Stock, 1,142,857 shares of Holdings' initial fully-diluted common stock. In each case, half of the options will be "Time Options" and half will be "Performance Options" (collectively, the "Options"). The Time Options will become exercisable with respect to 20% of the shares subject to the Time Options on March 2, 1998 and each of the second through fifth anniversaries of the closing of the L-3 Acquisition (the "Closing") if employment continues through and including such date. The Performance Options will become exercisable nine years after the Closing, but will become exercisable earlier with respect to up to 20% of the shares subject to the Performance Options on March 2, 1998 and each of the second through fifth anniversaries of the Closing, to the extent certain EBITDA targets are achieved. The Options will become fully exercisable under certain circumstances, including a change in control. The Option term is ten years from the Closing; except that (i) if the Equity Executive is fired for cause or resigns without good reason, the Options expire upon termination of employment; (ii) if the Equity Executive is fired without cause, resigns for good reason, dies, becomes disabled or retires, the Options expire one year after termination of employment. Unexercisable Options will terminate upon termination of employment, unless acceleration is expressly provided for. Upon a change of control, Holdings may terminate the Options, so long as the Equity Executives are cashed out or permitted to exercise their Options prior to such change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   All outstanding capital stock of L-3 Communications is owned by Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Under the L-3 Acquisition Agreement, Lockheed Martin has agreed to indemnify L-3, subject to certain limitations, for Lockheed Martin's breach of representations and warranties and L-3 has assumed certain obligations relating to environmental matters and benefits plans. These obligations include certain on-site and off-site environmental liabilities related to events or activities of the Businesses occurring prior to the L-3 Acquisition. Lockheed Martin has agreed to indemnify Holdings, subject to certain limitations, for its breach of (i) non-environmental representations and warranties up to $50 million (subject to a $5 million threshold) and (ii) for the first eight years following April 1997, to pay 50% of all costs incurred by the Company above those reserved for on the Company's balance sheet at April 1997 relating to certain Company-assumed environmental liabilities and, for the seven years thereafter, 40% of certain reasonable operation and maintenance costs relating to any environmental remediation projects undertaken in the first eight years (subject to a $6 million threshold).

   Lockheed Martin provides to certain divisions of the Company certain management information systems services at Lockheed Martin's fully-burdened cost but without profit. Holdings, L-3 Communications and Lockheed Martin have entered into certain subleases of real property and cross-licenses of intellectual property.

   In addition, Holdings and Lockheed Martin have entered into a Limited Noncompetition Agreement (the "Noncompetition Agreement") which, for up to three years from April 1997, in certain circumstances, precludes Lockheed Martin from engaging in the sale of any products that compete with the products of the Company that are set forth in the Noncompetition Agreement for specifically identified application of the products. Under the Noncompetition Agreement, Lockheed Martin is prohibited, with certain exceptions, from acquiring any business engaged in the sale of the specified products referred to in the preceding sentence, although Lockheed Martin may acquire such a business under circumstances where the exceptions do not apply provided that it offers to sell such business to L-3 within 90 days of its acquisition. The Noncompetition Agreement does not, among other exceptions,
(i) apply to businesses operated and managed by Lockheed Martin on behalf of the Government, (ii) prohibit Lockheed Martin from engaging in any existing businesses and planned businesses as of the closing of the L-3 Acquisition or businesses that are reasonably related to existing or planned businesses or
(iii) apply to selling competing products where such products are part of a larger system sold by Lockheed Martin.

   In the ordinary course of business L-3 sells products to Lockheed Martin and its affiliates. Pro forma and aggregated sales to Lockheed Martin were $81.6 million, $70.7 million and $25.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. See Note 19 to the Consolidated (Combined) Financial Statements.

   Sales of products to Lockheed Martin, excluding those under existing intercompany work transfer agreements, are made on terms no less favorable than those which would be available from non-affiliated third party customers. A significant portion of L-3's sales to Lockheed Martin are either based on competitive bidding or catalog prices.

STOCKHOLDERS AGREEMENT

   Holdings, Lockheed Martin, the Lehman Partnership and Messrs. Lanza and LaPenta entered into a stockholders agreement (the "Stockholders Agreement") which, except the terms relating to (i) the registration rights, (ii) provision of services by Lehman Brothers Inc. and (iii) the standstill agreement by Lockheed Martin, terminates upon the consummation of the Common Stock Offering. Prior to the consummation of the Common Stock Offering, the Lehman Partnership is entitled to designate a majority of the members of the Board of Directors provided that it holds at least 35% of the capital stock of Holdings and remains the single largest shareholder.

   Pursuant to the Stockholders Agreement, certain of the existing stockholders have the right, from time to time on or after the 180-day period following the completion of the initial public offering and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by them. Lockheed Martin, the Lehman Partnership and each of the Senior Management has three, four and one demand registration rights, respectively. In addition, the Stockholders Agreement also provides certain existing stockholders with certain piggyback registration rights. The Stockholders Agreement provides, among other things, that the Company will pay expenses in connection with (i) up to two demand registrations requested by Lockheed Martin, up to three demand registrations requested by the Lehman Partnership and the two demand registrations requested by the Senior Management and (ii) any registration in which the existing stockholders participate through piggyback registration rights granted under such agreement.

   The Stockholders Agreement also provides that Lehman Brothers Inc. has the exclusive right to provide investment banking services to Holdings for the five-year period after the closing of the L-3 Acquisition (except that the exclusivity period is three years as to cash acquisitions undertaken by L-3). In the event that Lehman Brothers Inc. agrees to provide any investment banking services to L-3, it will be paid fees that are mutually agreed upon based on similar transactions and practices in the investment banking industry.

   Under the Stockholders Agreement Lockheed Martin is subject to a standstill arrangement which generally prohibits any increase in its share ownership percentage over 34.9%.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS

   The financial statements and notes to the Consolidated (Combined) Financial Statements are referred to in Item 8.

(B) ADDITIONAL FINANCIAL INFORMATION

   None

(C) REPORTS FILED ON FORM 8-K

   None

(D) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

  EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
---------------  -----------------------------------------------------------------------------------------
      *3.1       Certificate of Incorporation.
      *3.2       By-Laws of L-3 Communications Corporation. the form of Note.
     *10.1       Credit Agreement, dated as of April 30, 1997 among L-3 Communications Corporation and lenders named therein.
     *10.2       Indenture dated as of April 30, 1997 between L-3 Communications Corporation and The Bank of New York, as Trustee.
     *10.3       Stockholders' Agreement between L-3 Communications Corporation and the stockholders parties thereto.
     *10.4       Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed Martin
                 Corporation, Lehman Brothers Capital Partners III, L.P., Frank C. Lanza, Robert V.
                 LaPenta and L-3 Communications Holdings, Inc.
     *10.5       Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications
                 Holdings, Inc.
     *10.51      Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
                 Communications Holdings, Inc.
     *10.6       Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and KSL, Division of Bonneville International.
     *10.61      Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, L-3
                 Communications Corporation and Unisys Corporation.
     *10.62      Sublease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and Unisys Corporation.
     *10.7       Limited Noncompetition Agreement dated April 30, 1997 between Lockheed Martin Corporation and L-3 Communications Corporation.
      10.8       Asset Purchase Agreement dated as of December 19, 1997 between L-3 Communications
                 Corporation and California Microwave, Inc.
      10.81      Asset Purchase Agreement dated as of February 10, 1998 between FAP Trust and L-3
                 Communications Corporation.
      10.82      Asset Purchase Agreement dated as of March 30, 1998 among AlliedSignal Inc., AlliedSignal
                 Technologies, Inc., AlliedSignal Deutschland GMBH and L-3 Communications Corporation.
      10.9       Form of Stock Option Agreement for Employee Options.
      10.10      L-3 Communications Corporation Pension Plan.
      12.        Computation of Ratio of Earnings to Fixed Charges.



  EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
---------------  -----------------------------------------------------------------------------------------
      24         Powers of Attorney.
      99.1       Unaudited Pro Forma Condensed Consolidated Financial Information.
      99.2       Satellite Transmission Systems Division of California Microwave, Inc. Unaudited Condensed
                 Financial Statements, Six months ended December 31, 1996 and 1997.
      99.3       Satellite Transmission Systems Division of California Microwave, Inc. Financial
                 Statements of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and
                 1995.
      99.4       ILEX Systems, Inc. and Subsidiary Consolidated Financial Statements, December 31, 1997.
      99.5       AlliedSignal Ocean Systems Combined Financial Statements as of December 31, 1997 and for
                 the year ended December 31, 1997.

------------
 * Incorporated by reference from the Company's Registration Statement on Form S-4 (File no. 333-31649).

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                          L-3 COMMUNICATIONS CORPORATION
                                          By:  /s/ Robert V. LaPenta
                                              -------------------------------
                                              Name: Robert V. LaPenta
                                              Title: President and Chief
                                              Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 1998 and in the capacities indicated.

          SIGNATURE                                      TITLE
----------------------------  ----------------------------------------------------------
      /s/ Frank C. Lanza      Chairman, Chief Executive Officer and Director
 ----------------------------  (Principal Executive Officer)
        Frank C. Lanza

    /s/ Robert V. LaPenta     President, Chief Financial Officer (Principal Financial
 ----------------------------  Officer) and Director
       Robert V. LaPenta

  /s/ Michael T. Strianese    Vice President--Finance and Controller (Principal
 ----------------------------  Accounting Officer
     Michael T. Strianese

              *                Director
 ----------------------------
        David J. Brand

              *                Director
 ----------------------------
      Thomas A. Corcoran

              *                Director
 ----------------------------
       Alberto M. Finali

              *                Director
 ----------------------------
        Eliot M. Fried

              *                Director
 ----------------------------
     Frank H. Menaker, Jr.

              *                Director
 ----------------------------
       Robert B. Millard

              *                Director
 ----------------------------
       John E. Montague

              *                Director
 ----------------------------
      Alan H. Washkowitz

By:/s/ Michael T. Strianese

 ----------------------------
       Attorney-in-Fact


                              POWER OF ATTORNEY

   We, the undersigned directors and officers of L-3 Communications Corporation, do hereby constitute and appoint Michael T. Strianese, Christopher C. Cambria and David J. Brand, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on the 30th day of March, 1998 by the following persons in the capacities indicated:

          SIGNATURE                                      TITLE
----------------------------  ----------------------------------------------------------
      /s/ Frank C. Lanza      Chairman, Chief Executive Officer and Director
 ----------------------------  (Principal Executive Officer)
        Frank C. Lanza

    /s/ Robert V. LaPenta     President, Chief Financial Officer (Principal Financial
 ----------------------------  Officer) and Director
       Robert V. LaPenta

  /s/ Michael T. Strianese    Vice President--Finance and Controller (Principal
 ----------------------------  Accounting Officer
     Michael T. Strianese

       /s/ David J. Brand     Director
 ----------------------------
        David J. Brand

    /s/ Thomas A. Corcoran    Director
 ----------------------------
      Thomas A. Corcoran

    /s/ Albert M. Finali      Director
 ----------------------------
       Alberto M. Finali

       /s/ Eliot M. Fried     Director
 ----------------------------
        Eliot M. Fried

  /s/ Frank H. Menaker, Jr.   Director
 ----------------------------
     Frank H. Menaker, Jr.

    /s/ Robert B. Millard     Director
 ----------------------------
       Robert B. Millard

   /s/ John E. Montague       Director
 ----------------------------
       John E. Montague

   /s/ Alan H. Washkowitz     Director
 ----------------------------
      Alan H. Washkowitz



                                EXHIBIT INDEX

  EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT                                  PAGE
---------------  ---------------------------------------------------------------------------------- --------
      *3.1       Certificate of Incorporation.
      *3.2       By-Laws of L-3 Communications Corporation.
     *10.1       Credit Agreement, dated as of April 30, 1997 among L-3 Communications Corporation and lenders named therein.
     *10.2       Indenture dated as of April 30, 1997 between L-3 Communications Corporation and
                 The Bank of New York, as Trustee.
     *10.3       Stockholders' Agreement between L-3 Communications Corporation and the stockholders parties thereto.
     *10.4       Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed
                 Martin Corporation, Lehman Brothers Capital Partners III, L.P., Frank C. Lanza,
                 Robert V. LaPenta and L-3 Communications Holdings, Inc.
     *10.5       Employment Agreement dated April 30, 1997 between Frank C. Lanza and
                 L-3 Communications Holdings, Inc.
     *10.51      Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
                 Communications Holdings, Inc.
     *10.6       Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and KSL, Division of Bonneville International.
     *10.61      Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems,
                 L-3 Communications Corporation and Unisys Corporation.
     *10.62      Sublease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc.,
                 L-3 Communications Corporation and Unisys Corporation.
     *10.7       Limited Noncompetition Agreement dated April 30, 1997 between Lockheed Martin
                 Corporation and L-3 Communications Corporation.
      10.8       Asset Purchase Agreement dated as of December 19, 1997 between
                 L-3 Communications Corporation and California Microwave, Inc.
      10.81      Asset Purchase Agreement dated as of February 10, 1998 between FAP Trust and L-3
                 Communications Corporation.
      10.82      Asset Purchase Agreement dated as of March 30, 1998 among AlliedSignal Inc.,
                 AlliedSignal Technologies, Inc., AlliedSignal Deutschland GMBH and
                 L-3 Communications Corporation.
      10.9       Form of Stock Option Agreement for Employee Options.
      10.10      L-3 Communications Corporation Pension Plan.
      12.        Computation of Ratio of Earnings to Fixed Charges.
      24         Powers of Attorney (included in signature page).
      99.1       Unaudited Pro Forma Condensed Consolidated Financial Information.
      99.2       Satellite Transmission Systems Division of California Microwave, Inc. Unaudited
                 Condensed Financial Statements, Six months ended December 31, 1996 and 1997.
      99.3       Satellite Transmission Systems Division of California Microwave, Inc. Financial
                 Statements as of June 30, 1997 and 1996 and for the years ended June 30, 1997,
                 1996 and 1995.
      99.4       ILEX Systems, Inc. and Subsidiary Consolidated Financial Statements, December 31,
                 1997.
      99.5       AlliedSignal Ocean Systems Combined Financial Statements as of December 31, 1997
                 and for the year ended December 31, 1997.

------------
 * Incorporated by reference from the Company's Registration Statement on Form S-4 (File no. 333-31649).