Form 10-Q
period 1998-03-31
L 3 COMMUNICATIONS CORP
filed 1998-05-14
CIK 1039101

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       COMMISSION FILE NUMBER 333-31649

                        L-3 COMMUNICATIONS CORPORATION

                               600 THIRD AVENUE
                              NEW YORK, NY 10016
                          TELEPHONE: (212) 697-1111

                       STATE OF INCORPORATION: DELAWARE
                    IRS IDENTIFICATION NUMBER: 13-3937436

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

   As of March 31, 1998, L-3 Communications Corporation (the "Company" or "L-3 Communications") had 100 shares of common stock outstanding, which were held by its parent, L-3 Communications Holdings, Inc. ("Holdings").

                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED MARCH 31, 1998

                       PART I -- FINANCIAL INFORMATION:

                                                                                         PAGE NO.

                                                                                        ----------

ITEM 1.  Financial Statements:

 Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December
  31, 1997 ............................................................................       1

 Condensed Consolidated (Combined) Statements of Operations for the three months ended
  March 31, 1998 (Unaudited) and March 31, 1997 .......................................       2

 Condensed Consolidated (Combined) Statements of Cash Flows for the three months ended
  March 31, 1998 (Unaudited) and March 31, 1997 .......................................       3

 Notes to Unaudited Condensed Consolidated (Combined) Financial Statements  ...........     4-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations ...............................................................    9-14

                                    PART II--OTHER INFORMATION:

ITEM 6.  Exhibits and Reports on Form 8-K .............................................      15

ITEM 1. FINANCIAL STATEMENTS

                        L-3 COMMUNICATIONS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  MARCH 31, 1998  DECEMBER 31, 1997
                                                                  -------------- -----------------
                                                                    (UNAUDITED)
                              ASSETS
Current assets:
 Cash and cash equivalents ......................................    $  9,058         $ 77,474
 Contracts in process ...........................................     287,584          167,202
 Net assets held for sale .......................................       1,868            6,653
 Deferred income taxes ..........................................      12,079           13,298
 Other current assets ...........................................       5,369            2,750
                                                                  -------------- -----------------
   Total current assets .........................................     315,958          267,377
                                                                  -------------- -----------------
Property, plant and equipment ...................................     124,059           95,034
 Less, accumulated depreciation and amortization ................      16,418           12,025
                                                                  -------------- -----------------
                                                                      107,641           83,009
                                                                  -------------- -----------------
Intangibles, primarily cost in excess of net assets acquired,
 net of amortization ............................................     387,616          297,503
Deferred income taxes ...........................................      36,216           24,217
Other assets ....................................................      32,980           31,298
                                                                  -------------- -----------------
   Total assets .................................................    $880,411         $703,404
                                                                  ============== =================
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ..............................    $  5,700         $  5,000
 Accounts payable, trade ........................................      48,604           33,052
 Accrued employment costs .......................................      41,003           31,162
 Customer advances ..............................................      56,707           15,989
 Amounts in excess of costs incurred ............................      29,098           18,469
 Accrued interest ...............................................      10,526            4,419
 Other current liabilities ......................................      31,691           27,476
                                                                  -------------- -----------------
   Total current liabilities ....................................     223,329          135,567
                                                                  -------------- -----------------
Pension and postretirement benefits .............................      52,528           38,113
Other liabilities ...............................................       6,187            5,009
Long-term debt ..................................................     459,630          392,000
Commitments and contingencies
Shareholders' equity
 Common Stock, $.01 par value; 100 shares authorized, issued and
  outstanding ...................................................          --               --
 Additional paid-in capital .....................................     132,819          129,410
 Retained earnings ..............................................      14,918           12,305
 Deemed distribution ............................................      (9,000)          (9,000)
                                                                  -------------- -----------------
Total shareholders' equity ......................................     138,737          132,715
                                                                  -------------- -----------------
   Total liabilities and shareholders' equity ...................    $880,411         $703,404
                                                                  ============== =================

     See notes to unaudited condensed consolidated financial statements.

                        L-3 COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                     PREDECESSOR
                                        COMPANY        COMPANY
                                     CONSOLIDATED      COMBINED
                                    -------------- --------------
                                     THREE MONTHS    THREE MONTHS
                                         ENDED          ENDED
                                    MARCH 31, 1998  MARCH 31, 1997
                                    -------------- --------------
                                      (UNAUDITED)
Sales .............................       $186,564       $158,873
Costs and Expenses ................        172,471        150,937
                                    -------------- --------------
Operating income ..................         14,093          7,936
Interest income ...................            796             --
Interest expense ..................         10,605          8,441
                                    -------------- --------------
Income (loss) before income taxes            4,284           (505)
Income tax expense (benefit)  .....          1,671           (247)
                                    -------------- --------------
Net income (loss) .................         $2,613          $(258)
                                    ============== ==============

See notes to unaudited condensed consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                             PREDECESSOR
                                                                COMPANY        COMPANY
                                                             CONSOLIDATED      COMBINED
                                                            -------------- --------------
                                                             THREE MONTHS    THREE MONTHS
                                                                 ENDED          ENDED
                                                            MARCH 31, 1998  MARCH 31, 1997
                                                            -------------- --------------
                                                              (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss) .........................................       $2,613         $(258)
Depreciation and amortization .............................        7,490         7,790
Amortization of deferred debt issuance costs ..............          502            --
Deferred income taxes .....................................        1,671            --
Changes in operating assets and liabilities, net of
 amounts acquired:
 Contracts in process .....................................      (21,349)      (17,475)
 Other current assets .....................................         (752)         (481)
 Other assets .............................................          (72)         (765)
 Accounts payable .........................................        5,207          (207)
 Accrued employment costs .................................        2,285          (625)
 Customer advances ........................................         (229)        1,146
 Amounts in excess of costs incurred ......................        3,363        (3,037)
 Accrued interest .........................................        6,104            --
 Other current liabilities ................................          134        (1,867)
 Pension and postretirement benefits ......................        2,956            --
 Other liabilities ........................................        1,159          (500)
                                                            -------------  -----------
Net cash from (used in) operating activities ..............       11,082       (16,279)
                                                            -------------  -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired  ..........     (151,428)           --
Proceeds from assets held for sale ........................        4,785            --
Capital expenditures ......................................       (2,273)       (4,300)
Disposition of property, plant and equipment ..............          220           --
                                                            -------------  -----------
Net cash (used in) investing activities ...................     (148,696)       (4,300)
                                                            -------------  -----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facility.................       67,800            --
Contribution from Holdings of proceeds from issuance of
 Holdings common stock ....................................        2,958            --
Debt issuance costs .......................................         (560)           --
Payment of debt ...........................................       (1,000)           --
Advances from Lockheed Martin .............................           --        20,579
                                                            -------------  -----------
Net cash from financing activities ........................       69,198        20,579
                                                            -------------  -----------
Net change in cash ........................................      (68,416)           --
Cash and cash equivalents, beginning of the period  .......       77,474            --
                                                            -------------  -----------
Cash and cash equivalents, end of the period...............       $9,058           $--
                                                            =============  ===========

See notes to unaudited condensed consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       (COMBINED) FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated (combined) financial statements include the assets, liabilities and results of operations of L-3 Communications Corporation, the successor company ("L-3" or the "Company") following the change in ownership (see Note 2) effective as of April 1, 1997. Prior to April 1, 1997, the statements comprise substantially all of the assets and certain liabilities of (i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996, and (ii) one business unit, Communications Systems--East purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993, (collectively, the "Businesses" or the "Predecessor Company"). The combined financial statements of the Predecessor Company reflect the Businesses' results of operations and cash flows included in Lockheed Martin's historical financial statements. Significant inter-company and inter-business transactions and balances have been eliminated.

   The accompanying unaudited condensed consolidated (combined) financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The combined statement of operations for the three months ended March 31, 1997 has been derived from the audited financial statements of the Predecessor Company for such period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, the interim financial statements should be read in conjunction with the notes to these Unaudited Condensed Consolidated Financial Statements as of March 31, 1998 included herein and Company's Consolidated (Combined) Financial Statements as of December 31, 1997 and notes thereto included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, as of December 31, 1997.

2. CHANGE IN OWNERSHIP TRANSACTION

   L-3 was formed on April 8, 1997, and is a wholly-owned subsidiary of L-3 Communications Holdings, Inc. ("Holdings"). Holdings and L-3 Communications were formed by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, the "Equity Executives"), Lehman Brothers Capital Partners III, L.P. and its affiliates (the "Lehman Partnership") and Lockheed Martin to acquire the Businesses. The Company was capitalized with an equity contribution from Holdings of $125,000.

   On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, Holdings, and Lockheed Martin entered into a Transaction Agreement (the "L-3 Acquisition Agreement") whereby Holdings would acquire the Businesses from Lockheed Martin (the "L-3 Acquisition"). Pursuant to the L-3 Acquisition Agreement on April 30, 1997 (closing date), Holdings acquired the Businesses from Lockheed Martin for $525,000, comprised of $458,779 of cash after a $21,221 reduction related to a purchase price adjustment, and $45,000 of common equity, representing a 34.9% interest in Holdings retained by Lockheed Martin, plus acquisition costs of $8,000. Also pursuant to the Transaction Agreement, Lockheed Martin, on behalf and at the direction of Holdings, transferred the Businesses to the Company. The Acquisition was financed with the debt proceeds of $400,000 (see Note 5) and capital contributions of $125,000 from Holdings, including the $45,000 retained by Lockheed Martin.

                        L-3 COMMUNICATIONS CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       (COMBINED) FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

   The Company and Lockheed Martin finalized the purchase price adjustment pursuant to an amendment to the L-3 Acquisition Agreement dated November 5, 1997, which also included the assumption by the Company of Lockheed Martin's rights and obligations under a contract for the production of mission communication systems for track vehicles, for which the Company received a cash payment of $12,176. The assets and liabilities recorded in connection with the L-3 Acquisition purchase price allocation were $664,800 and $164,400, respectively. The excess of the purchase price over the fair value of net assets acquired of $303,200 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years. As a result of the 34.9% ownership interest retained by Lockheed Martin, the provisions of EITF 88-16 were applied in connection with the purchase price allocation, which resulted in recording net assets acquired at 34.9% of Lockheed Martin's carrying values in the Businesses and 65.1% at fair value, and the recognition of a deemed distribution of $9,000.

3. ACQUISITIONS

   On March 30, 1998 the Company purchased the assets of the Ocean Systems business ("Ocean Systems") of Allied Signal, Inc. for $67,500 of cash. On March 4, 1998, the Company purchased the assets of ILEX Systems ("ILEX") for $51,900 of cash, subject to adjustment based on closing net assets, and additional consideration based on post-acquisition performance of ILEX. On February 5, 1998, the Company purchased the assets of Satellite Transmission Systems division ("STS") of California Microwave, Inc. for $27,000 in cash, subject to adjustment based upon closing net assets. On January 13, 1998, the Company purchased all of the stock of Southern California Microwave, Inc. ("SCM") for $4,600 subject to adjustment based on closing net assets, and additional consideration based on post-acquisition performance of SCM.

   The Company has financed the acquisitions using its cash on hand and available borrowings under its Revolving Credit Facility. The Ocean Systems, ILEX, STS and SCM acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operation from their effective dates of March 31, 1998, February 1, 1998, February 1, 1998 and January 1, 1998, respectively.

   The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Ocean Systems, ILEX, STS and SCM are based upon preliminary estimates. Actual adjustments will be based on final appraisals and other analyses of fair values which are in process and the final purchase prices. Management does not expect that differences between the preliminary and final allocations will have a material impact on the Company's financial position or results of operations. The assets and liabilities recorded in connection with the preliminary purchase price allocations for the acquisitions of Ocean Systems, ILEX, STS and SCM were $139,901 and $72,093, $58,349 and $4,238, $33,956 and $6,624, and $5,088 and
$251, respectively.

   Had the L-3 Acquisition and the Ocean Systems, ILEX and STS acquisitions occurred on January 1, 1997, the unaudited pro forma sales, net loss and loss per share for the three months ended March 31, 1998 and 1997 would have been $207,300, $(100) and $(0.00) and $189,200, $(7,300) and $(0.29),
respectively. The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.

                        L-3 COMMUNICATIONS CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       (COMBINED) FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

4. CONTRACTS IN PROGRESS

   Billings and accumulated costs and profits on long-term contracts, principally with the U.S. Government, comprise the following:

                                                  MARCH 31, 1998  DECEMBER 31, 1997
                                                  -------------- -----------------
Billed contract receivables......................    $ 43,583         $ 39,029
Unbilled contract receivables....................      42,914           33,136
Other billed receivables, principally commercial
 and affiliates..................................      83,022           31,253
Inventoried costs................................     138,190           82,954
                                                  -------------- -----------------
                                                      307,709          186,372
Less, unliquidated progress payments.............     (20,125)         (19,170)
                                                  -------------- -----------------
Net contracts in process.........................    $287,584         $167,202
                                                  ============== =================

5. DEBT

   The Company's long-term debt consists of the following:

                                            MARCH 31, 1998  DECEMBER 31, 1997
                                            -------------- -----------------
Borrowings under Revolving Credit
 Facility..................................    $ 67,800               --
Term Loan Facilities.......................     171,000         $172,000
10 3/8% Senior Subordinated Notes due
 2007......................................     225,000          225,000
Industrial Development Bonds...............       1,530               --
                                            -------------- -----------------
 Total debt................................     465,330          397,000
Less current portion.......................       5,700            5,000
                                            -------------- -----------------
 Total long-term debt......................    $459,630         $392,000
                                            ============== =================

   In connection with the L-3 Acquisition, the Company entered into a credit facility (the "Senior Credit Facilities") with a syndicate of banks and financial institutions for $275,000 consisting of $175,000 of term loans (the "Term Loan Facilities") and a $100,000 revolving credit facility (the "Revolving Credit Facility"). In February 1998, the Senior Credit Facilities were amended to, among other things, increase the Revolving Credit Facility to $200,000, waive certain excess cash flow prepayments, as defined in the Senior Credit Facilities, otherwise required, and permit the incurrence of up to an additional $150,000 of subordinated debt. The Revolving Credit Facility expires in 2003 and is available for ongoing working capital and letter of credit needs. Approximately $114,400 of the Revolving Credit is available at March 31, 1998 reflecting $67,800 of borrowings and letters of credit of $17,800 drawn against the Revolving Credit Facility of $200,000.

   The Senior Credit Facilities and the 1997 Notes agreement contain financial and restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. At March 31, 1998, none of the Company's retained earnings were available to pay dividends. The Senior Credit Facilities contain financial covenants, which remain in effect so long as any amount is owed by the Company thereunder. These financial covenants require that (i) the Company's debt ratio, as defined, be less than or equal to 5.50 for the quarter ended March 31, 1998, and that the maximum allowable debt ratio, as defined therein, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and (ii) the Company's interest coverage ratio, as defined therein, be at least 1.85 for the quarter ended March 31, 1998, and thereafter increasing the interest coverage ratio, as defined therein, to at least 3.10 for any fiscal quarters ended after June 30, 2002. At March 31, 1998, the Company was in compliance with these covenants.

                        L-3 COMMUNICATIONS CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       (COMBINED) FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

   The aggregate principal payments for debt, excluding borrowings under the Revolving Credit Facility, for the five years ending December 31, 1998 through 2002 are: $5,000, $11,000, $19,000, $25,000 and $33,200,
respectively.

   In February 1998, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the sale of $150,000 aggregate principal amount of Senior Subordinated Notes due 2008 (the "Notes Offering"), and concurrently with the Notes Offering, Holdings filed a registration statement with the SEC for the sale of 5.5 million shares of Holdings common stock.

6. STOCK OPTIONS

   On March 2, 1998, Messrs. Lanza and LaPenta each exercised options to purchase 228,571 shares of Holdings' Class A Common Stock. The options were granted on April 30, 1997 at an exercise price of $6.47. Holdings contributed aggregate proceeds of $2,958 for such exercise of stock options to the Company, which the Company has recorded to additional paid-in capital in the accompanying balance sheet.

7. SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental disclosures to the Condensed Consolidated (Combined) Statement of Cash Flows are as follows:

                                      COMPANY
                                  --------------
                                   THREE MONTHS
                                       ENDED
                                  MARCH 31, 1998
                                  --------------
Cash paid for interest ..........     $3,495
Cash paid for income taxes ......     $   18

   During the quarter ended March 31, 1998, the Company credited a current income tax benefit of $451 directly to shareholders' equity related to the tax benefit from the exercise of stock options.

8. ACCOUNTING POLICIES

   On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. For the three months ended March 31, 1998 and 1997, there were no differences between net income and comprehensive income.

9. CONTINGENCIES

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

                        L-3 COMMUNICATIONS CORPORATION
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       (COMBINED) FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

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

   The Company is periodically subject to litigation, claims or assessments and various contingent liabilities (including environmental matters) incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company believes that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigate actions, items of litigation, claims or assessments would not have a material adverse effect on the financial position or result of operations of the Company.

                                   ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The matters discussed herein may include "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and involve risks and uncertainties which could result in actual operating performance that is materially different from management's stated or implied forward-looking statements.

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

   The Company acquired the assets of the Ocean Systems business ("Ocean Systems") of Allied Signal, Inc., ILEX Systems ("ILEX") and Satellite Transmission Systems division ("STS") of California Microwave, Inc. on March 30, 1998, March 4, 1998 and February 5, 1998, respectively.

RESULTS OF OPERATIONS

   The following information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto as of March 31, 1998 included in this report on Form 10-Q and the Company's Consolidated (Combined) Financial Statements and notes thereto as of December 31, 1997, included in the Company's Annual Report on Form 10-K, as amended, as of December 31, 1997.

   The financial statements reflect the Company's results of operations from the effective date of the L-3 Acquisition, April 1, 1997, and also include the results of operations of Ocean Systems, ILEX and STS (collectively, the "1998 Acquisitions") from the effective dates of such acquisitions, which were March 31, 1998 for Ocean Systems, and February 1, 1998 for ILEX and STS. The results of operations for the three months ended March 31, 1997 reflect those of the Predecessor Company. Accordingly, changes between periods for the three months ended March 31, 1998 (the "1998 First Quarter") and the three months ended March 31, 1997 (the "1997 First Quarter") are affected by the timing of the L-3 Acquisition and the acquisitions of Ocean Systems, ILEX and STS. Operating income and interest expense of the Company and the Predecessor Company are not directly comparable between periods because of the effects of valuations of assets and liabilities recorded in accordance with Accounting Principles Board Opinion No. 16 ("APB 16") by the Company and the financings of the L-3 Acquisition and the acquisitions of Ocean Systems, ILEX and STS. Income tax expense for the periods is not comparable and the impact of income tax expense is discussed below.

   As indicated in Note 6 to the Consolidated (Combined) Financial Statements as of December 31, 1997, effective April 1, 1997 the Company has accounted for the sale of its Hycor business in accordance with FASB Emerging Issues Task Force Issue No. 87-11 "Allocation of Purchase Price to Assets to Be Sold". Accordingly, the results of operations of the Hycor business are not included in the results of operations of the Company for the three months ended March 31, 1998. Hycor is a business unit of the Loral Acquired Businesses, and, accordingly, Hycor is only included in the results of operations of the Predecessor Company beginning on April 1, 1996, the effective date of the Loral Acquired Businesses acquisition by Lockheed Martin. On January 29, 1998, the Company sold the Hycor business, excluding land and buildings, for $3.5 million in cash subject to adjustment based on final closing net assets.

   The results of operations of the Predecessor Company for the three months ended March 31, 1997, include certain costs and expenses allocated by Lockheed Martin for corporate office expenses based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors. Interest expense was allocated based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was allocated to the Predecessor Company as if it were a separate taxpayer, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Also, pension and post-employment benefit costs were allocated based on employee headcount. Accordingly, the results of operations and financial position hereinafter of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity.

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

   The following table sets forth selected statement of operations data for the Company and the Predecessor Company for the periods indicated.

                                                                 COMPANY     PREDECESSOR COMPANY
                                                             -------------- -------------------
                                                              THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                             MARCH 31, 1998    MARCH 31, 1997
                                                             -------------- -------------------
                                                                       ($ IN MILLIONS)
Sales.......................................................     $186.6            $158.9
Operating income............................................       14.1               7.9
Interest expense, net.......................................        9.8               8.4
Income tax expense (benefit)................................        1.7              (0.2)
Net income (loss)...........................................        2.6              (0.3)
Depreciation and amortization expenses included in
 operating income...........................................        7.5               7.8
EBITDA(1)...................................................       21.6              15.7

------------
(1) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

   Sales increased to $186.6 million for the 1998 First Quarter from $158.9 million for the 1997 First Quarter. Operating income increased to $14.1 million in the 1998 First Quarter from $7.9 million in the 1997 First Quarter. Net income increased to $2.6 million in the 1998 First Quarter from a net loss of $0.3 million in the 1997 First Quarter.

   ILEX and STS contributed sales of $16.9 million to the 1998 First Quarter. The remaining increase of $10.8 million was primarily attributable to an increase in production and shipments on the CHBDL and UAV programs and increased sales volumes on the E2-C and F-14 display systems and RF safety products, partially offset by lower sales volume on the U-2 Program.

   Operating income increased by $6.2 million to $14.1 million in the 1998 First Quarter from $7.9 million in the 1997 First Quarter. Operating income as a percentage of sales increased to 7.6% for the 1998 First Quarter compared to 5.0% for the 1997 First Quarter. The increase in operating margins for the 1998 First Quarter is attributable to improved operating performance on sales of aviation recorders and display systems and increased sales volume on the CHBDL program and RF safety products, partially offset by lower sales volume on the U-2 Program. Also, the 1997 First Quarter operating income was negatively impacted by losses incurred on three programs by Communication Systems --East. ILEX and STS contributed $0.3 million of operating income to the 1998 First Quarter.

   EBITDA for the 1998 First Quarter increased by $5.9 million to $21.6 million from $15.7 million in the 1997 First Quarter. EBITDA as a percentage of sales ("EBITDA margin") increased to 11.6% for the 1998 First Quarter compared to 9.9% for the 1997 First Quarter. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income between the 1998 First Quarter and the 1997 First Quarter discussed above.

   Sales and operating income of the Hycor business, which was sold effective January 1, 1998, included in the Predecessor Company's results of operations for the 1997 First Quarter were $1.8 million and $0.0 million, respectively.

   Net interest expense for the 1998 First Quarter was $9.8 million representing interest expense on the Company's borrowings under the Senior Credit Facilities and the 10 3/8% senior subordinated notes, and related amortization of debt issuance cost, less interest income of $0.8 million. Interest expense for the 1997 First Quarter of $8.4 million was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the Predecessor Company's invested equity account deemed to be financed by Lockheed Martin's consolidated debt.

   The income tax provision for the 1998 First Quarter reflects the Company's estimated effective income tax rate of 39%. In the 1997 First Quarter, income taxes were allocated to the Predecessor Company by Lockheed Martin and the effective income tax rate was significantly impacted by amortization of costs in excess of net assets acquired, which was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

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

   The Company financed the 1998 Acquisitions using cash on hand and borrowings under the Revolving Credit Facility.

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

 FINANCING

   The L-3 Acquisition was funded by a combination of debt and equity aggregating $525.0 million. The equity of $125.0 million was comprised of $80.0 million in cash contributed to Holdings by the Lehman Partnership and Senior Management and a $45.0 million retained interest in Holdings by Lockheed Martin representing partial consideration to Lockheed Martin for its sale of the Businesses to the Company. In connection with the L-3 Acquisition, the Company entered into a $275.0 million credit facility consisting of $175.0 million of term loans (the "Term Loan Facilities") and a $100.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Senior Credit Facilities"). The initial debt balance of $400.0 million consisted of $175.0 million of borrowings under the Term Loan Facilities and $225.0 million of 10 3/8% Senior Subordinated Notes (the "1997 Notes") due May 1, 2007.

   The required principal payments under the Term Loans Facilities are: $5.0 million in 1998, $11.0 million in 1999, $19.0 million in 2000, $25.0 million in 2001, $33.2 million in 2002, $20.0 million in 2003, and $25.2 million in 2004, $24.9 million in 2005, and $8.7 million in 2006. Interest payments on the Term Loan Facilities vary in accordance with the type of borrowings and are made at a minimum every three months. In February 1998, the Senior Credit Facilities were amended to, among other things, increase the amount available under the revolving credit facility to $200.0 million, waive certain excess cash flow prepayments, as defined, otherwise required, and permit the incurrence of up to an additional $150.0 million of subordinated debt. Other than upon a change of control or the occurrence of certain asset sales, L-3 Communications will not be required to repurchase the 1997 Notes until maturity on May 1, 2007. L-3 Communications is required to make semi-annual interest payments with respect to the 1997 Notes.

   The Company has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, including the 1997 Notes, or make necessary capital expenditures and program and discretionary investments.

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

   The Senior Credit Facilities and the 1997 Notes contain financial covenants, which remain in effect so long as any amount is owed thereunder by L-3 Communications. The financial covenants under the Senior Credit Facilities require that (i) L-3 Communications' debt ratio, as defined, be less than or equal to 5.50 for the quarter ended March 31, 1998, and that the maximum allowable debt ratio, as defined, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and
(ii) L-3 Communications' interest coverage ratio, as defined, be at least
1.85 for the quarter ended March 31, 1998, and thereafter increasing the interest coverage ratio, as defined, to at least 3.10 for any fiscal quarters ending after June 30, 2002. At March 31, 1998, L-3 Communications was and has been in compliance with these covenants at all times.

   To mitigate risks associated with changing interest rates on certain of its debt, the Company entered into the interest rate cap and floor contracts (the "interest rate agreements"). The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments to (from) the Company and the counterparties are made at the end of the quarter to the extent due under the terms of the interest rate agreements. Such payments are recorded as adjustments to interest expense. The initial costs of the interest rate agreements are capitalized as deferred debt issuance costs and amortized into interest expense. The impact of the interest rate agreements on interest expense was not material for the three months ended March 31, 1998.

CASH FLOWS

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

   The following table sets forth selected cash flow statement data for the Company and the Predecessor Company for the periods indicated:

                                                               PREDECESSOR
                                                  COMPANY        COMPANY
                                              -------------- --------------
                                               THREE MONTHS    THREE MONTHS
                                                   ENDED          ENDED
                                              MARCH 31, 1998  MARCH 31, 1997
                                              -------------- --------------
                                                     ($ IN MILLIONS)
Net cash from (used in) operating
 activities..................................     $  11.1         $(16.3)
Net cash (used in) investing activities .....      (148.7)          (4.3)
Net cash from financing activities...........        69.2           20.6

   NET CASH FROM (USED IN) OPERATING ACTIVITIES: Cash provided by operating activities of the Company for the three months ended March 31, 1998 was $11.1 million. Earnings after adjustment for non cash items provided $12.3 million, offset by uses of cash caused by changes in operating assets and liabilities of $1.3 million, net of amounts acquired. Increases in contracts in process of $21.3 million during the three months ended March 31, 1998 were partially offset by increases of $19.8 million primarily in operating liabilities.

   Net cash used in operating activities of the Predecessor Company was $16.3 million for the three months ended March 31, 1997, resulting primarily from the increase in contracts in process and decrease in current liabilities. Cash flows used by the Loral Acquired Businesses was $10.2 million. Cash used for operating activities by Communication Systems -- East amounted to $6.1 million.

   The Company's current ratio at March 31, 1998 decreased to 1.4:1 compared with 2.0:1 at December 31, 1997.

   NET CASH (USED IN) INVESTING ACTIVITIES: Cash used in investing activities for the three months ended March 31, 1998 consisted primarily of $151.4 million, net of cash acquired of $2.7 million, paid by the Company for acquisitions, of which $146.3 million pertained to the 1998 Acquisitions. Cash proceeds from assets held for sale was $4.8 million. Cash used for capital expenditures was $2.3 million and $4.3 million, respectively, for the three months ended March 31, 1998 and the three months ended March 31, 1997. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1998 will be approximately $27.0 million.

   NET CASH FROM FINANCING ACTIVITIES: For the three months ended March 31, 1998, the Company's cash from financing activities was $69.2 million, and was comprised of borrowings under the Revolving Credit Facility of $67.8 million; the contribution from Holdings of the proceeds of $3.0 million from the exercise of stock options of Holdings on March 2, 1998 by Mr. Lanza and Mr. LaPenta; scheduled debt payments under the Term Loan Facilities of $1.0 million; and, debt issuance costs of $0.6 million which were incurred in connection with the February 1998 amendment to the Senior Credit Facilities.

   Prior to the L-3 Acquisition, the Predecessor Company participated in the Lockheed Martin cash management system, under which all cash was received and all payments were made by Lockheed Martin. For purposes of the statements of cash flows, all transactions with Lockheed Martin were deemed to have been settled in cash at the time they were recorded by the Predecessor Company. Net cash from financing activities of the Predecessor Company for the three months ended March 31, 1997 was $20.6 million, and represent advances from Lockheed Martin, the Predecessor Company's parent company.

CONTINGENCIES

   See Note 9 to the Unaudited Condensed Consolidated (Combined) Financial Statements as of March 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related

Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefits disclosures. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 132.

YEAR 2000 CONVERSION

   Under the Company's decentralized structure, each division maintains and/or outsources its computer-based data processing functions. While each division is responsible for its own computer-based functions, in late 1997 a corporate-wide Year 2000 program (the "Program") was instituted for purposes of overseeing Year 2000 compliance efforts. The Program's major phases include (i) identification of areas requiring update, which began in late 1997; (ii) assessment of required actions and related impacts, which commenced in the first quarter of 1998; (iii) development of update schedule and cost estimates, which is scheduled to be concluded in the second quarter of 1998 and (iv) implementation of such plan, including follow-up testing, which is scheduled to commence during the second quarter of 1998 and be completed by mid-1999. Through March 31, 1998, the costs incurred in connection with the Program were not material. While these cost estimates have not been finalized, based upon the type of systems employed by the Company, costs of the Program are not expected to be material to the results of operations, liquidity or capital resources of the Company.

                        PART II -- OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None required.

   (b) Reports on Form 8-K

   1. Report filed February 20, 1998 regarding the acquisition of the Satellite Transmission Systems division of California Microwave, Inc.

   2. Report filed on March 18, 1998 regarding the acquisition of ILEX
Systems.

   3. Report filed on April 14, 1998 regarding the acquisition of the Ocean Systems business of Allied Signal, Inc.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 L-3 Communications Corporation
                                 --------------------------------------------
                                 Registrant

Date: May 14, 1998               By: /s/ Robert V. LaPenta
                                 --------------------------------------------
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)