Form 10-K/A
period 1997-12-31
L 3 COMMUNICATIONS CORP
filed 1998-05-18
CIK 1039101

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

                                 FORM 10-K/A


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


   SECURE COMMUNICATION SYSTEMS. L-3 is the established leader in secure, high data rate communications in support of military and other national agency reconnaissance and surveillance applications. The Company's Secure Communication Systems operations are located in Salt Lake City, Utah, Camden, New Jersey, and Shrewsbury, New Jersey. These operations are predominantly cost plus, sole source contractors supporting long-term programs for the U.S. Armed Forces and classified customers. The Company's major secure communication programs and systems include: secure data links for airborne, satellite, ground-and sea-based information collection and transmission; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and national agency intelligence efforts; as well as secure telephone and network equipment. The Company believes that it has developed virtually every high bandwidth data link used by the military for surveillance and reconnaissance in operation today. L-3 is also a leading supplier of communication software support services to military and related government intelligence markets. In addition to these core Government programs, L-3 is leveraging its technology base by expanding into related commercial communication equipment markets, including applying its high data rate communications and archiving technology to the medical image archiving market and its wireless communication expertise to develop local wireless loop telecommunications equipment.

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


   Avionics and Ocean Systems. Avionics and Ocean Systems include the Company's Aviation Recorders, Display Systems, Antenna Systems and Acoustic Undersea Warfare Systems operations. L-3 is the world's leading manufacturer of commercial cockpit voice and flight data recorders ("black boxes"). These recorders are sold under the Fairchild brand name both on an original equipment manufacturer ("OEM") basis to aircraft manufacturers as well as directly to the world's major airlines for their existing fleets of aircraft. L-3 aviation recorders are also installed on military transport aircraft throughout the world. L-3 provides military and high-end commercial displays for use on a number of DoD programs including the F-14, V-22, F-117 and E-2C. Further, L-3 manufactures high performance surveillance antennas and related equipment for U.S. Air Force, U.S. Army and U.S. Navy aircraft including the F-15, F-16, AWACS, E-2C and B-2, as well as the U.K.'s maritime patrol aircraft. L-3 is also one of the world's leading product suppliers of acoustic undersea warfare systems and airborne dipping sonar systems to the U.S. and over 20 foreign navies.


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


   EMERGING COMMERCIAL PRODUCTS. Building upon its core technical expertise and capabilities, the Company is seeking to expand into several closely aligned commercial business areas and applications. Emerging Commercial Products currently include the following three niche markets: (i) medical archiving and simulation systems; (ii) local wireless loop telecommunications equipment; and (iii) airport security equipment. These commercial products were developed based on technology used in the Company's military businesses with relatively small incremental financial investments. The Company is applying its technical capabilities in high data rate communications and archiving technology developed in its Secure Communication Systems business area to the medical image archiving market jointly with the General Electric Company's ("GE") medical systems business ("GE Medical Systems"). Based on secure, high data rate communications technology also developed in its Secure Communication Systems business area, the Company has developed local wireless loop telecommunications equipment that is primarily designed for emerging market countries and rural areas where voice and data communication infrastructure is inadequate or non-existent. L-3 has completed the development phase for the local wireless loop telecommunications equipment and made its initial shipment in January 1998. In addition, the Federal Aviation Administration (the "FAA") has awarded the Company a development contract for next generation airport security equipment for explosive detection. L-3 has shipped two prototype test units and FAA certification testing commenced in the first quarter of 1998. To date, revenues generated from L-3's Emerging Commercial Products have not been, in the aggregate, material to the Company.

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


   The prime contractors' focus on cost control is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. The Company believes the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major systems, turning to commercially oriented merchant suppliers to produce sub-systems, components and products. Going forward, successful merchant suppliers will use their resources to complement and support, rather than compete with the prime contractors. L-3 anticipates the relationship between the major prime contractors and their primary suppliers will, as in the automotive and commercial aircraft industry, develop into critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. Early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating these outsourced products will provide merchant suppliers, including the Company, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through coordination of the design, development and manufacturing processes.


RECENT DEVELOPMENTS


   Since the formation of the Company in April 1997, the Company has actively pursued its acquisition strategy. The Company recently purchased the assets and liabilities of three businesses described below which collectively comprise the "1998 Acquisitions". The combined purchase prices for these acquisitions was $146.4 million of cash, subject to certain post-closing adjustments, and in one case certain additional consideration based on post-closing performance. The Company has financed these acquisitions through the use of its existing cash balances as well as through borrowings under the $375.0 million Senior Credit Facilities (as defined herein). These three businesses complement and extend L-3's product offerings.


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

 Satellite Transmission Systems


   On February 5, 1998, L-3 Communications purchased the assets of Satellite Transmission Systems division ("STS") of California Microwave, Inc. for $27.0 million, subject to adjustment based on closing net assets. For the fiscal year ended June 30, 1997, STS had sales of $68.0 million. STS is a leading global satellite communications systems and services provider. Its customers include foreign post, telephone and telegraph administrations, domestic and international prime communications infrastructure contractors, telecommunication and satellite service providers, broadcasters and media-related companies, government agencies and large corporations.


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

EMERGING COMMERCIAL PRODUCTS


O  MEDICAL ARCHIVING AND SIMULATION SYSTEMS

   The Company markets jointly with GE Medical Systems GEMnet(Trademark), a cardiac image management and archive system through an exclusive reseller arrangement with GE Medical Systems. GEMnet(Trademark) eliminates the use of cinefilm in a cardiac catheterization laboratory by providing a direct digital connection to the laboratory. The system provides for acquisition, display, analysis and short-and long-term archive of cardiac patient studies, providing significant cost savings and process improvements to the hospital. The Company is an exclusive reseller of EchoNet(Trademark) pursuant to a reseller arrangement with Heartlab, Inc. EchoNet(Trademark) is a digital archive management and review system designed specifically for the echocardiology profession. The system accepts digital echocardiology studies from a variety of currently available ultrasound systems, manages the studies, making them available on a network, and allows the physicians and technicians to become more productive. EchoNet(Trademark) is a trademark of Heartlab, Inc. GEMnet(Trademark) is a trademark of GE.


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

MAJOR CUSTOMERS


   The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the Government. Various Government customers exercise independent purchasing decisions. Sales to the Government generally are not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer. In 1997, the Company performed under approximately 150 contracts with value exceeding $1 million for the Government. Pro forma 1997 sales to the Government, including sales through prime contractors, were $651.1 million. Pro forma sales to Lockheed Martin were $81.6 million in 1997. The Company's largest program, representing 13% of 1997 pro forma sales, is a long-term, sole source cost plus support contract for the U-2 Program. No other program represented more than 7% of pro forma 1997 sales.


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


   The Company experiences competition from industrial firms and U.S. government agencies, some of which have substantially greater resources than the Company. These competitors include: AlliedSignal, AMP, Inc., Aydin Corporation, Cubic Corporation, GTE Corporation, Harris Corporation, Hughes, Motorola and Titan Corporation. A majority of the sales of the Company is derived from contracts with the Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company. Management believes the Company will continue to be able to compete successfully based upon the quality and cost competitiveness of its products and services.


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

                                                   PRO FORMA
                                              FUNDED BACKLOG AS OF
                                               DECEMBER 31, 1997
                                             --------------------
                                                ($ IN MILLIONS)
Secure Communication Systems ...............         $306.0
Specialized Communication Products..........          332.1
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

PENSION PLANS


   In connection with the L-3 Acquisition Agreement, Holdings and L-3 Communications assumed certain liabilities relating to defined benefit pension plans for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to Holdings and L-3 Communications. Prior to the consummation of the L-3 Acquisition, Lockheed Martin received a letter from the PBGC which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions (which assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under FASB 87). The PBGC underfunding is related to the Subject Plans. As of December 31, 1997, the Company calculated the net funding position of the Subject Plans and believes them to be overfunded by approximately $5.9 million under ERISA assumptions, underfunded by approximately $10.2 million under FASB 87 assumptions and, on a termination basis, underfunded by as much as $57.5 million under PBGC assumptions.


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

                  LOCATION                       OWNED         LEASED
-------------------------------------------- ------------- -------------
                                              (THOUSANDS OF SQUARE FEET)
L-3 Headquarters, NY .......................        --           58.7
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ.................................        --          588.7
 Salt Lake City, UT.........................        --          457.6
 Sierra Vista, AZ...........................        --           18.8
 Camarillo, CA..............................        --            2.4
 El Segundo, CA ............................        --            1.4
 Milpitas, CA...............................        --           21.4
 Oakland, CA................................        --            5.2
 Santa Ana, CA..............................        --            5.0
 Santa Clara, CA ...........................        --            6.2
 Santa Maria, CA ...........................        --            9.8
 Colorado Springs, CO ......................        --            5.8
 Hartford, CT...............................        --            1.8
 Chicago, IL................................        --            7.3
 Boston, MA.................................        --           25.6
 Annapolis Junction, MD ....................        --            6.6
 Wheaton, MD................................        --            0.5
 Moorestown, NJ.............................        --            2.8
 Shrewsbury, NJ.............................        --           22.5
 New York, NY...............................        --            5.9
 Cleveland, OH..............................        --            1.4
 Fairfax, VA................................        --            1.6
 Warrentown, VA ............................        --            0.8
SPECIALIZED COMMUNICATION PRODUCTS:
 Folsom, CA ................................        --           57.5
 Lancaster, CA .............................        --            5.4
 Menlo Park, CA ............................        --           98.3
 San Diego, CA .............................     196.0           68.9
 San Mateo, CA .............................        --           14.8
 Santa Clara, CA ...........................        --            2.0
 Sylmar, CA.................................        --          240.0
 Sarasota, FL...............................        --          143.7
 Merritt Island, FL ........................        --            1.2
 Atlanta, GA ...............................        --           52.1
 Alpharetta, GA ............................      40.0             --
 Norcross, GA ..............................        --            4.8
 Lowell, MA.................................        --           47.0
 Hauppauge, NY .............................     240.0             --
 Warminster, PA ............................      44.7             --
 Hampshire (U.K.)...........................        --            1.2
 Kiel, Germany..............................        --          143.0
                                             ------------- -------------
Total.......................................     520.7        2,137.7
                                             ============= =============

ITEM 3. LEGAL PROCEEDINGS.


   From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes it is adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on the Company's financial condition and its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   There is no established public trading market for the Company's common stock. All of the issued and outstanding shares of common stock of the Company are held by its parent, Holdings.

ITEM 6. SELECTED FINANCIAL DATA.


   The selected unaudited pro forma data as of December 31, 1997 and for the year then ended have been derived from, and should be read in conjunction with, the unaudited pro forma condensed consolidated financial statements included elsewhere herein. The unaudited pro forma statement of operations and other data reflect the L-3 Acquisition, the 1998 Acquisitions and the Offerings as if such transactions had occurred on January 1, 1997 for the statement of operations and other data. The balance sheet data reflect the 1998 Acquisitions and the Offerings as if such transactions had occurred on December 31, 1997.

   The selected consolidated (combined) financial data as of December 31, 1997, 1996, 1995 and 1994, and for the nine months ended December 31, 1997, the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995 have been derived from the audited financial statements for the respective periods. The selected consolidated (combined) financial data as of December 31, 1993 and March 31, 1993, the nine months ended December 31, 1993 and the three months ended March 31, 1993 have been derived from the unaudited financial statements of the Company. In the opinion of management, such unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented.

   These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated (Combined) Financial Statements of the Company (Predecessor Company) and the Loral Acquired Businesses included elsewhere herein. Prior to April 1, 1996, the Predecessor Company was only comprised of Communications Systems -- East.

                                        COMPANY                            PREDECESSOR COMPANY
                             ---------------------------  ------------------------------------------------------
                                                 NINE        THREE                                      NINE        THREE
                                YEAR ENDED      MONTHS       MONTHS      YEAR ENDED DECEMBER 31,       MONTHS       MONTHS
                               DECEMBER 31,      ENDED       ENDED    -----------------------------    ENDED        ENDED
                                   1997       DEC. 31,(1)  MARCH 31,                                DEC. 31,(3)  MARCH 31,(4)
                                PRO FORMA        1997         1997      1996(2)   1995(3)  1994(3)      1993         1993
                             --------------  -----------  -----------  ---------  -------- --------  ----------- ------------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales .......................    $894.0        $ 546.5      $158.9     $ 543.1   $166.8    $218.9     $200.0       $67.8
Operating income ............      58.4           51.5(5)      7.9        43.7      4.7       8.4       12.4         5.1
Interest expense, net(6)  ...      42.5           28.5         8.4        24.2      4.5       5.5        4.1
Provision (benefit) for
 income taxes(6)  ...........       4.7           10.7        (0.2)        7.8      1.2       2.3        3.8         2.0
Net income (loss)  ..........      11.2           12.3(5)     (0.3)       11.7     (1.0)      0.6        4.5         3.1
BALANCE SHEET DATA:
Working capital  ............     131.7        $ 131.8                 $  98.8   $ 21.1    $ 19.3     $ 24.7       $22.8
Total assets  ...............     881.1          703.4                   593.3    228.5     233.3      241.7        93.5
Long-term debt  .............     414.9          392.0
Invested equity  ............                                            473.6    194.7     199.5      202.0        59.9
Shareholders' equity  .......     229.2          132.7
OTHER DATA:
EBITDA(7)  ..................    $ 95.1        $  78.1      $ 15.7     $  71.8   $ 16.3    $ 19.9     $ 23.4       $ 7.0
Net cash from (used in)
 operating activities  ......                     73.9       (16.3)       30.7      9.3      21.8
Net cash (used in) investing
 activities  ................                   (457.8)       (4.3)     (298.0)    (5.5)     (3.7)
Net cash from (used in)
 financing activities  ......                    461.4        20.6       267.3     (3.8)    (18.1)
Depreciation expense  .......      22.0           13.3         4.5        14.9      5.5       5.4        6.1         1.8
Amortization expense  .......      14.7            8.9         3.3        13.2      6.1       6.1        4.9         0.1
Capital expenditures  .......      19.9           11.9         4.3        13.5      5.5       3.7        2.6         0.8
Ratios of:
 Earnings to fixed
  charges(8)  ...............       1.3X           1.7X         --(9)      1.7X     1.0X      1.4X       2.5X
 EBITDA to cash interest
  expense(10)(11)  ..........       2.4X
 Net debt to EBITDA(11)  ....       4.0X



------------
(1)    Reflects the L-3 Acquisition effective April 1, 1997.
(2) Reflects ownership of Loral's Communication Systems -- West and Specialized Communication Products businesses commencing April 1, 1996.
(3) Reflects ownership of Communication Systems -- East by Lockheed Martin effective April 1, 1993.
(4) Reflects the ownership of Communications Systems -- East by GE Aerospace. The amounts shown herein include only those amounts as reflected in the financial records of Communications Systems --East.
(5) Includes a nonrecurring, noncash compensation charge of $4.4 million related to the initial capitalization of the Company, effective April 1, 1997.
(6) For periods prior to April 1, 1997, interest expense and income tax (benefit) provision were allocated from Lockheed Martin.
(7) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of deferred debt issuance costs) and the nonrecurring, noncash compensation charge of $4.4 million recorded on April 1, 1997. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.
(8) For purposes of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest on indebtedness plus that portion of lease rental expense representative of the interest element.
(9) Earnings were insufficient to cover fixed charges by $0.5 million for the three months ended March 31, 1997.
(10) For purposes of this computation, cash interest expense consists of pro forma interest expense excluding amortization of deferred debt issuance costs.
(11) Net debt is defined as long-term debt plus current portion of long-term debt less cash and cash equivalents.

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

RESULTS OF OPERATIONS

   The following information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Consolidated (Combined) Financial Statements and the notes thereto included herein.

   The financial statements reflect the Company's results of operations from the effective date of the L-3 Acquisition, April 1, 1997.

   The Predecessor Company's results of operations is for the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995 which include the results of operations of the Loral Acquired Businesses beginning on April 1, 1996, the effective date of that acquisition by Lockheed Martin. Therefore, the results of operations for the year ended December 31, 1996 reflect the results of operations of the Loral Acquired Businesses for the nine months from April 1, 1996 to December 31, 1996. Accordingly, changes between periods for the year ended December 31, 1997 and the year ended December 31, 1996 of the Predecessor Company are significantly affected by the timing of the L-3 Acquisition and Loral Acquired Businesses acquisition. The results of operations for the year ended December 31, 1995 and the period from January 1 to March 31, 1996 only comprise the results of operations of Communications Systems -- East. Operating income of the Company and the Predecessor Company are not directly comparable between periods indicated as a result of the effects of valuation of assets and liabilities recorded in accordance with Accounting Principles Board Opinion No. 16 ("APB 16") by the Company and the Predecessor Company, in the purchase accounting for the L-3 Acquisition and Loral Acquired Businesses acquisition. Interest expense and income taxes expense for the periods are also not comparable and the impact of interest expense and income tax expense on the Company is discussed below.

   As indicated in Note 6 to the Consolidated (Combined) Financial Statements as of December 31, 1997, effective April 1, 1997 the Company has accounted for the sale of its Hycor business in accordance with FASB Emerging Issues Task Force Issue No. 87-11 "Allocation of Purchase Price to Assets to Be Sold". Accordingly, the results of operations of the Hycor business are not included in the results of operations of the Company for the three months ended March 31, 1998 and the nine months ended December 31, 1997. Hycor is a business unit of the Loral Acquired Businesses, and, accordingly, Hycor is only included in the results of operations of the Predecessor Company beginning on April 1, 1996, the effective date of the Loral Acquired Businesses acquisition by Lockheed Martin. On January 29, 1998, the Company sold the Hycor business, excluding land and buildings, for $3.5 million in cash subject to adjustment based on final closing net assets.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   The following table sets forth selected statement of operations data for the Company and the Predecessor Company for the periods indicated.

                                        COMPANY                          PREDECESSOR COMPANY
                                    -------------- --------------------------------------------------------------
                                      NINE MONTHS    NINE MONTHS     THREE MONTHS    THREE MONTHS       YEAR
                                         ENDED          ENDED           ENDED           ENDED           ENDED
                                     DECEMBER 31,    DECEMBER 31,     MARCH 31,       MARCH 31,     DECEMBER 31,
                                         1997            1996            1997            1996           1996
                                    --------------  --------------  --------------- --------------  --------------
                                                    ($ IN MILLIONS)
Sales .............................    $546.5          $501.9          $158.9           $41.2          $543.1
Costs and expenses ................     490.6           459.9           151.0            39.5           499.4
Noncash compensation charge........       4.4              --              --              --             --
Operating income ..................      51.5            42.0             7.9             1.7            43.7
Net interest expense ..............      28.5            22.2             8.4             2.0            24.2
Income (loss) before income taxes        23.0            19.8            (0.5)           (0.3)           19.5
Income tax provision (benefit)  ...      10.7             7.6            (0.2)            0.2             7.8
Net income (loss)..................      12.3            12.2            (0.3)           (0.5)           11.7


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

   Operating income for the nine months ended December 31, 1997 as compared to the corresponding period in 1996 increased by $9.5 million. The net increase was comprised of increases of $5.8 million attributable to the Loral Acquired Businesses and $8.1 million to Communication Systems -- East, partially offset by a nonrecurring, noncash compensation charge of $4.4 million recorded effective April 1, 1997, related to the initial capitalization of L-3. The increase in operating income for the nine months ended December 31, 1997 is attributable to increased sales, improved operating performance on sales of aviation recorders, passive microwave components and display systems, the GEMnet product-line and P3-C Repair Depot sales, partially offset by $3.3 million of cost of sales related to ongoing certification efforts for the Company's Explosive Detection System ("EDS") contract and lower sales volume on the U-2 Program.

   Sales and operating income for the three months ended March 31, 1997 increased by $117.7 million and $6.2 million, respectively, as compared to the corresponding period in 1996. The increases are attributable to the acquisition of the Loral Acquired Businesses, offset by losses incurred on three programs by Communication Systems -- East.

   Sales and operating income of the Hycor business included in the Predecessor Company's results of operations for the three months ended March 31, 1997 and the year ended December 31, 1996 were $1.8 million and $0.0 million, and $7.5 million and $0.3 million, respectively.

   Net interest expense for the nine months ended December 31, 1997 was $28.5 million representing interest expense on the Company's outstanding borrowings (see Note 8 to Consolidated (Combined) Financial Statements as of December 31, 1997), and amortization of debt issuance costs, less interest income of $1.4 million and interest expense of $0.6 million allocated to the Hycor business net assets held for sale. Interest expense for the three months ended March 31, 1997 and the year ended December 31, 1996 was $8.4 million and $24.2 million, respectively, and was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the Predecessor Company's invested equity account deemed to be financed by Lockheed Martin's consolidated debt. The increase in interest expense reflects higher interest rates on the third party debt, as compared to the interest rate utilized to calculate interest expense by the Predecessor Company.

   The income tax provision for the nine months ended December 31, 1997 reflects the Company's effective income tax rate of 46.5%, which was significantly impacted by the noncash compensation charge of $4.4 million which is not deductible for income tax purposes. For the three months ended March 31, 1997 and in the prior period, income taxes were allocated to the Predecessor Company by Lockheed Martin and the effective income tax rate was significantly impacted by amortization of costs in excess of net assets acquired, which were not deductible for income tax purposes. See Note 11 to Consolidated (Combined) Financial Statements as of December 31, 1997.

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



                                       PREDECESSOR              PREDECESSOR   LORAL ACQUIRED
                          COMPANY        COMPANY                  COMPANY       BUSINESSES
                      -------------- --------------           --------------  --------------
                        NINE MONTHS    THREE MONTHS                 YEAR       THREE MONTHS
                           ENDED          ENDED                    ENDED           ENDED
                       DECEMBER 31,     MARCH 31,      1997     DECEMBER 31,     MARCH 31,      1996
                           1997            1997       PERIOD        1996           1996        PERIOD
                      -------------- --------------  -------- --------------   -------------- --------
                                                      ($ IN MILLIONS)
Sales................     $546.5          $158.9      $705.4       $543.1         $132.2       $675.3
Costs and expenses ..      490.6           151.0       641.6        499.4          124.4        623.8
Noncash compensation
 charge..............        4.4              --         4.4           --             --           --
                       ----------------------------  -------- --------------  -------------- --------
Operating income ....     $ 51.5          $  7.9      $ 59.4       $ 43.7         $  7.8       $ 51.5
                      ============== ==============  ======== ==============  ============== ========
EBITDA(1) ...........     $ 78.1          $ 15.7      $ 93.8       $ 71.8         $ 12.8       $ 84.6
                      ============== ==============  ======== ==============  ============== ========



------------
(1) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs) and the nonrecurring, noncash compensation charge. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

   Sales for the 1997 period increased to $705.4 million from $675.3 million for the 1996 period. Operating income increased to $63.1 million in the 1997 period from $51.5 million in the 1996 period. Operating income is not directly comparable between the periods as a result of the effects of valuation of assets and liabilities in accordance with Accounting Principles Opinion No. 16.

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

   Operating income increased by $7.9 million or 15.3% to $59.4 million in the 1997 period from $51.5 million in the 1996 period. Operating income as a percentage of sales increased to 8.4% in the 1997 period as compared to 7.6% in the 1996 period. The increase in operating income was largely attributable to cost reductions, increased sales volume of the Loral Acquired Businesses and operating improvements at Communications Systems -- East. Operating income for the 1997 period also included (i) a nonrecurring, noncash compensation charge of $4.4 million recorded effective April 1, 1997, related to the initial capitalization of L-3 and (ii) fourth quarter cost of sales of $3.3 million related to on-going certification efforts for the Company's EDS contract. Excluding the noncash compensation charge and these EDS costs, operating income would have been $67.1 million for the 1997 period and operating income as a percentage of sales would have been 9.5%.

   EBITDA for the 1997 period increased by $9.2 million to $93.8 million from $84.6 million from the 1996 period. EBITDA margin increased to 13.3% for the 1997 period from 12.5% for the 1996 period. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income between the 1997 period and 1996 period discussed above.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   The following table sets forth selected statement of operations data for the Predecessor Company for the periods indicated.


                               PREDECESSOR
                                 COMPANY
                            ------------------
                                YEAR ENDED
                               DECEMBER 31,
                            ------------------
                              1996      1995
                            -------- --------
                             ($ IN MILLIONS)
Sales......................  $543.1    $166.8
Costs and expenses.........   499.4     162.1
Operating income...........    43.7       4.7
Net interest expense.......    24.2       4.5
Income before income
 taxes.....................    19.5       0.2
Income tax provision  .....     7.8       1.2
Net income (loss)..........    11.7      (1.0)


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

   The required principal payments under the Term Loans Facilities are: $5.0 million in 1998, $11.0 million in 1999, $19.0 million in 2000, $25.0 million in 2001, $33.2 million in 2002, $20.0 million in 2003, and $25.2 million in 2004, $24.9 million in 2005, and $8.7 million in 2006. Interest payments on the Term Loan Facilities vary in accordance with the type of borrowings and are made at a minimum every three months. At December 31, 1997, the Senior Credit Facilities also included a $100.0 million Revolving Credit Facility. In February 1998, the Senior Credit Facilities were amended to, among other things, increase the amount available under the revolving credit facility to $200.0 million, waive certain excess cash flow prepayments, as defined, otherwise required, and permit the incurrence of up to an additional $150.0 million of subordinated debt. Other than upon a change of control or the occurrence of certain asset sales, L-3 Communications will not be required to repurchase the 1997 Notes until maturity on May 1, 2007. L-3 Communications is required to make semi-annual interest payments with respect to the 1997 Notes.

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

   To mitigate risks associated with changing interest rates on certain of its debt, the Company entered into the interest rate cap and floor contracts (the "interest rate agreements"). The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments to (from) the Company and the counterparties are made at the end of the quarter to the extent due under the terms of the interest rate agreements. Such payments are recorded as adjustments to interest expense. The initial costs of the interest rate agreements are capitalized as deferred debt issuance costs and amortized into interest expense. The impact of the interest rate agreements on interest expense was not material for the nine months ended December 31, 1997. See
Note 10 to the Consolidated (Combined) Financial Statements.

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

CASH FLOWS

 YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEARS ENDED DECEMBER 31, 1996 AND
1995

   The following table sets forth selected cash flow statement data for the Company and the Predecessor Company for the periods indicated:


                                                               PREDECESSOR      PREDECESSOR
                                                  COMPANY        COMPANY          COMPANY
                                              -------------- --------------  ------------------
                                                NINE MONTHS    THREE MONTHS      YEAR ENDED
                                                   ENDED          ENDED         DECEMBER 31,
                                               DECEMBER 31,     MARCH 31,    ------------------
                                                   1997            1997         1996     1995
                                              -------------- --------------  --------- -------
                                                                  ($ IN MILLIONS)
Net cash from (used in) operating
 activities..................................     $  73.9         $(16.3)     $  30.7    $ 9.3
Net cash (used in) investing activities .....      (457.8)          (4.3)      (298.0)    (5.5)
Net cash from (used in) financing
 activities..................................       461.4           20.6        267.3     (3.8)


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

   Net cash used in operating activities of the Predecessor Company was $16.3 million for the quarter ended March 31, 1997, resulting primarily from the increase in contracts in process and decrease in current liabilities. Cash flows used by the Loral Acquired Businesses was 10.2 million. Cash used for operating activities by Communication Systems -- East amounted to $6.1 million.

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

   NET CASH (USED IN) INVESTING ACTIVITIES: Cash used in investing activities for the nine months ended December 31, 1997 consisted primarily of $466.3 million paid by the Company for the L-3 Acquisition (See Note 1 to Consolidated (Combined) Financial Statements); offset by proceeds from the sale of the Company's Sarasota, Florida property of approximately $9.5 million and cash received in connection with the assumption of obligations under the C(2)V MMS contract from Lockheed Martin of $12.2 million. During the year ended December 31, 1996, $287.8 million was paid by the Predecessor Company for the acquisition of the Loral Acquired Businesses. See Note 4 to the Consolidated (Combined) Financial Statements. In addition, for the nine months ended December 31, 1997 and the three months ended March 31, 1997, $11.9 million and $4.3 million, respectively, was used for capital expenditures, and $5.1 million and $0.0, respectively, for purchase of investments. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1998 will be approximately $27.0 million.

   All transactions between the Businesses and Lockheed Martin have been accounted as settled in cash at the time such transactions were recorded by the Businesses. Accordingly, in 1996, cash flows reflect the purchase of the Loral Acquired Businesses.

   NET CASH FROM (USED IN) FINANCING ACTIVITIES: Cash from financing activities of the Company was $461.4 million for the nine months ended December 31, 1997, and was due to the debt incurred and proceeds from the issuance of common stock which were issued to finance the L-3 Acquisition. See "--Financing" above. Net cash from financing activities also reflects the payment of debt issue costs of $15.6 million and $3.0 million of scheduled debt payments of the Term Loan Facilities.

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



CONTINGENCIES

   See Note 13 to the Consolidated (Combined) Financial Statements as of December 31, 1997.

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

YEAR 2000 CONVERSION

   Under the Company's decentralized structure, each division maintains and/or outsources its computer-based data processing functions. While each division is responsible for its own computer-based functions, in late 1997 a corporate-wide Year 2000 program (the "Program") was instituted for purposes of overseeing Year 2000 compliance efforts. The Program's major phases include (i) identification of areas requiring update, which began in late 1997; (ii) assessment of required actions and related impacts, which commenced in the first quarter of 1998; (iii) development of update schedule and cost estimates, which is scheduled to be concluded in the second quarter of 1998 and (iv) implementation of such plan, including follow-up testing, which is scheduled to commence during the second quarter of 1998 and be completed by mid-1999. Through December 31, 1997, the costs incurred in connection with the Program were not material. While these cost estimates have not been finalized, based upon the type of systems employed by the Company, costs of the Program are not expected to be material to the results of operations, liquidity or capital resources of the Company.

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

                                           /s/ Ernst & Young LLP

Washington, D.C.
March 7, 1997

                        L-3 COMMUNICATIONS CORPORATION
                    CONSOLIDATED (COMBINED) BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       COMPANY       PREDECESSOR COMPANY
                                                                     CONSOLIDATED         COMBINED
                                                                  ----------------- -------------------
                                                                  DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                  ----------------- -------------------
                              ASSETS
Current assets:
 Cash and cash equivalents ......................................      $ 77,474                 --
 Contracts in process ...........................................       167,202           $198,073
 Net assets held for sale .......................................         6,653                 --
 Deferred income taxes ..........................................        13,298                 --
 Other current assets ...........................................         2,750              3,661
                                                                  ----------------- -------------------
   Total current assets .........................................       267,377            201,734
                                                                  ----------------- -------------------
Property, plant and equipment ...................................        95,034            116,566
 Less, accumulated depreciation and amortization ................        12,025             24,983
                                                                  ----------------- -------------------
                                                                         83,009             91,583
                                                                  ----------------- -------------------
Intangibles, primarily cost in excess of net assets acquired,
 net of amortization ............................................       297,503            282,674
Deferred income taxes ...........................................        24,217                 --
Other assets ....................................................        31,298             17,307
                                                                  ----------------- -------------------
   Total assets .................................................      $703,404           $593,298
                                                                  ================= ===================
                  LIABILITIES AND SHAREHOLDERS' (INVESTED) EQUITY
Current liabilities:
 Current portion of long-term debt ..............................      $  5,000                 --
 Accounts payable, trade ........................................        33,052           $ 35,069
 Accrued employment costs .......................................        31,162             27,313
 Customer advances ..............................................        15,989              3,381
 Amounts in excess of costs incurred ............................        18,469             10,918
 Accrued interest ...............................................         4,419                 --
 Other current liabilities ......................................        27,476             26,207
                                                                  ----------------- -------------------
   Total current liabilities ....................................       135,567            102,888
                                                                  ----------------- -------------------
Pension and postretirement benefits .............................        38,113                 --
Other liabilities ...............................................         5,009             16,801
Long-term debt ..................................................       392,000                 --
Commitments and contingencies ...................................
Shareholders' equity
 Common Stock, $.01 par value; 100 shares authorized and
  outstanding....................................................            --                 --
 Additional paid-in capital .....................................       129,410                 --
 Retained earnings ..............................................        12,305                 --
 Deemed distribution ............................................        (9,000)                --
                                                                  ----------------- -------------------
Total shareholders' and invested equity .........................       132,715            473,609
                                                                  ----------------- -------------------
   Total liabilities and shareholders' and invested equity  .....      $703,404           $593,298
                                                                  ================= ===================

          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                         COMPANY                PREDECESSOR COMPANY
                                       CONSOLIDATED                  COMBINED
                                    ----------------- --------------------------------------
                                       NINE MONTHS      THREE MONTHS  YEAR ENDED DECEMBER 31,
                                          ENDED            ENDED      ----------------------
                                    DECEMBER 31, 1997  MARCH 31, 1997    1996        1995
                                     ----------------- -------------- ---------- ----------
Sales .............................      $546,525         $158,873     $543,081    $166,781
Costs and expenses ................       490,669          150,937      499,390     162,132
Noncash compensation charge........         4,410               --           --          --
                                    ----------------- --------------  ---------- ----------
Operating income ..................        51,466            7,936       43,691       4,649
Interest income ...................         1,430               --           --          --
Interest expense ..................        29,884            8,441       24,197       4,475
                                    ----------------- --------------  ---------- ----------
Income (loss) before income taxes          22,992             (505)      19,494         174
Income tax expense (benefit)  .....        10,687             (247)       7,798       1,186
                                    ----------------- --------------  ---------- ----------
Net income (loss) .................      $ 12,305         $   (258)    $ 11,696    $ (1,012)
                                    ================= ==============  ========== ==========


          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
  CONSOLIDATED (COMBINED) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                               INVESTED EQUITY
       FOR THE NINE MONTHS ENDED DECEMBER 31, 1997, THREE MONTHS ENDED
          MARCH 31, 1997 AND YEARS ENDED DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS EXCEPT SHARE DATA)



                             PREDECESSOR
                               COMPANY                                     COMPANY
                               COMBINED                                  CONSOLIDATED
                            ------------- ------------------------------------------------------------------------
                                               COMMON STOCK
                                          ---------------------   ADDITIONAL
                               INVESTED     SHARES                 PAID-IN     RETAINED      EQUITY
                                EQUITY      ISSUED   PAR VALUE     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                            ------------- --------   ----------- ------------  ---------- -------------  ----------
Balance January 1, 1995 ...    $199,506
 Repayments to Lockheed
  Martin...................      (3,831)
 Net loss..................      (1,012)
                            -------------
Balance December 31, 1995 .     194,663
 Advances from Lockheed
  Martin...................     267,250
 Net income................      11,696
                            -------------
Balance December 31, 1996 .     473,609
 Advances from Lockheed
  Martin...................      20,579
 Net loss..................        (258)
                            -------------
Balance March 31, 1997 ....    $493,930
                            ============= ========  =========== ============  ========== =============  ==========
 Shares Issued.............                  100        $--        $125,000                              $125,000
 Noncash compensation
  charge ..................                                           4,410                                 4,410
 Deemed distribution.......                                                                  $(9,000)      (9,000)
 Net Income................                                                     $12,305                    12,305
                                          --------  ----------- ------------  ---------- -------------  ----------
Balance December 31, 1997 .                  100        $--        $129,410     $12,305      $(9,000)    $132,715
                                          ========  =========== ============  ========== =============  ==========



          See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                   COMPANY                PREDECESSOR COMPANY
                                              ----------------- ---------------------------------------
                                                 NINE MONTHS      THREE MONTHS  YEAR ENDED DECEMBER 31,
                                                    ENDED            ENDED      -----------------------
                                              DECEMBER 31, 1997  MARCH 31, 1997     1996        1995
                                               ----------------- -------------- ----------- ----------
OPERATING ACTIVITIES:
Net income (loss) ...........................     $  12,305         $   (258)    $  11,696    $(1,012)
Depreciation and amortization ...............        22,190            7,786        28,139     11,578
Noncash compensation charge..................         4,410               --            --         --
Amortization of deferred debt issuance costs          1,517               --            --         --
Deferred income taxes .......................         9,991               --            --         --
Changes in operating assets and liabilities,
 net of amounts acquired
 Contracts in process .......................        18,161          (17,475)       23,543     (3,267)
 Other current assets .......................          (275)            (481)        3,049        788
 Other assets ...............................         2,141             (761)       (8,346)     1,245
 Accounts payable ...........................        (6,146)            (207)        4,104       (648)
 Accrued employment costs ...................         6,363             (625)        2,282       (611)
 Customer advances ..........................          (611)           1,146        (5,541)        --
 Amounts in excess of costs incurred  .......         1,156           (3,037)       (6,045)    (2,041)
 Accrued interest ...........................         4,419               --            --         --
 Other current liabilities ..................        (7,132)          (1,867)        3,180      4,004
 Pension and postretirement benefits  .......         4,284               --            --         --
 Other liabilities ..........................         1,087             (500)      (25,327)      (699)
                                              ----------------- --------------  ----------- ----------
Net cash from (used in) operating activities         73,860          (16,279)       30,734      9,337
                                              ----------------- --------------  ----------- ----------
INVESTING ACTIVITIES:
Acquisition of business .....................      (466,317)              --      (287,803)        --
Proceeds from assumption of contract
 obligation .................................        12,176               --            --         --
Net cash from assets held for sale ..........         3,179               --            --         --
Proceeds from sale of property ..............         9,458               --            --         --
Purchases of investments ....................        (5,113)              --            --         --
Capital expenditures ........................       (11,934)          (4,300)      (13,528)    (5,532)
Disposition of property, plant and equipment            771               --         3,347         26
                                              ----------------- --------------  ----------- ----------
Net cash (used in) investing activities  ....      (457,780)          (4,300)     (297,984)    (5,506)
                                              ----------------- --------------  ----------- ----------
FINANCING ACTIVITIES:
Borrowings under senior credit facility  ....       175,000               --            --         --
Proceeds from sale of 10 3/8% senior
 subordinated notes .........................       225,000               --            --         --
Proceeds from issuance of common stock  .....        80,000               --            --         --
Debt issuance costs .........................       (15,606)              --            --         --
Payment of debt .............................        (3,000)              --            --         --
Advances from (repayments to) Lockheed
 Martin .....................................            --           20,579       267,250     (3,831)
                                              ----------------- --------------  ----------- ----------
Net cash from (used in) financing
 activities..................................       461,394           20,579       267,250     (3,831)
                                              ----------------- --------------  ----------- ----------
Net change in cash ..........................        77,474               --            --         --
Cash and cash equivalents, beginning of the
 period......................................            --               --            --         --
                                              ----------------- --------------  ----------- ----------
Cash and cash equivalents, end of the period      $  77,474         $     --     $      --    $    --
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

                        L-3 COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                            (Dollars in thousands)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   The accompanying consolidated financial statements include the assets, liabilities and results of operations of L-3 Communications Corporation, Inc., successor company, ("L-3" or the "Company"), a wholly owned subsidiary of L-3 Communications Holdings, Inc. ("Holdings") following the change in ownership (see Note 2) effective as of April 1, 1997 and for the period from April 1, 1997 to December 31, 1997. Prior to April 1, 1997, the statements comprise substantially all of the assets and liabilities and results of operations of (i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996 (the "Loral Acquired Businesses"), and
(ii) one business unit, Communications Systems -- East purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993 (collectively, the "Businesses" or the "Predecessor Company"). The combined financial statements of the Predecessor Company reflect the Businesses' assets, liabilities and results of operations included in Lockheed Martin's historical financial statements. Intercompany accounts between Lockheed Martin and the Businesses have been included in Invested Equity. The assets and operations of the semiconductor product line and certain other facilities which are not material have been excluded from the combined financial statements. Significant intercompany and inter-business transactions and balances have been eliminated.

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

   Had the L-3 Acquisition occurred on January 1, 1996, the unaudited pro forma sales and net income for the years ended December 31, 1997 and 1996 would have been $703,600 and $11,890, and $663,200 and $5,290, respectively. The pro forma results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1996. The 1997 and 1996 pro forma sales and net income have been adjusted to (a) include the operations of the Loral Acquired Businesses from January 1, 1996 (Note 3) and (b) exclude the operations of the Hycor business net assets held for sale from January 1, 1996 (Note 6).

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

   DERIVATIVE FINANCIAL INSTRUMENTS: In the normal course of financing operations, the Company enters into interest rate cap and floor transactions for interest rate protection purposes, and not for speculative or trading purposes. Cash payments to and from the Company and the counterparties are recorded as a component of interest expense. The initial cost of these arrangements are deferred and amortized as interest expense.

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

   Effective January 1, 1996, the Businesses adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used for long-lived assets and certain intangible assets to be disposed of. The impact of adopting SFAS 121 was not material.

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

   The following data has been used in the determination of costs and expenses:

                                                         COMPANY           PREDECESSOR COMPANY
                                                     -------------- --------------------------------
                                                          NINE          THREE
                                                         MONTHS        MONTHS    FOR THE YEAR ENDED
                                                          ENDED         ENDED       DECEMBER 31,
                                                      DECEMBER 31,    MARCH 31,  -------------------
                                                          1997          1997        1996      1995
                                                      -------------- ----------- --------- --------
Selling, general and administrative ("SG&A") costs
 included in inventoried costs......................     $15,379       $14,536    $14,700    $1,156
Selling, general and administrative costs incurred .      88,527        28,449     82,226     6,525
Independent research and development, including bid
 and proposal costs, included in SG&A incurred .....     $28,893       $12,024    $36,500    $9,800

6. NET ASSETS HELD FOR SALE

   The Company has accounted for the allocation of purchase price and the net assets of its Hycor business in accordance with the FASB's Emerging Issues Task Force Issue 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to the Hycor business as of April 1, 1997 are included in the accompanying consolidated balance sheet as "Net assets held for sale". The fair value assigned to such net assets is based upon management's estimate of the proceeds from the sale of the Hycor business less the estimated income from operations for such business during the holding period of April 1, 1997 through January 29, 1998 (the "holding period"), plus interest expense on debt allocated to such net assets during the holding period. On January 29, 1998, the Company sold the Hycor business, excluding land and buildings for $3,500 in cash subject to adjustment based on final closing net assets. In accordance with EITF 87-11, loss from the operations of the Hycor business of $108 and interest expense of $552 on the debt allocated to the Hycor net assets have been excluded from the Company's consolidated statements of operations for the nine months ended December 31, 1997. Management of the Company expects that any gain or loss realized on the ultimate disposition of the Hycor business will not have a material impact on the original purchase price allocation.

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)

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
                                        =================


   In connection with the L-3 Acquisition, the Company entered into a credit facility (the "Senior Credit Facilities") with a syndicate of banks and financial institutions for $275,000 consisting of $175,000 of term loans (the "Term Loan Facilities") and a $100,000 revolving credit facility (the "Revolving Credit Facility"). The Senior Credit Facilities bear interest, at the option of the Company, at a rate related to (i) the higher of federal funds rate plus 0.50% per annum or the reference rate published by Bank of America NT&SA or (ii) LIBOR. At December 31, 1997, such interest rates, based on various maturities, ranged from 7.625% to 8.625%. Interest payments vary in accordance with the type of borrowing and are made at a minimum every three months. The Revolving Credit Facility expires in 2003 and is available for ongoing working capital and letter of credit needs. The Term Loans mature in installments until the final maturity date in 2006. Approximately $93,428 of the Revolving Credit Facility is available at December 31, 1997 reflecting letters of credit of $6,572 drawn against the Revolving Credit Facility of $100,000. In February 1998, the Senior Credit Facilities were amended to, among other things, increase the Revolving Credit Facility to $200,000, waive certain excess cash flow prepayments, as defined, otherwise required and permit the incurrence of up to an additional $150,000 of subordinated debt. The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Credit Facility.

   In April 1997, the Company issued $225,000 of 10 3/8% senior subordinated notes (the "1997 Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. On November 5, 1997, the Company completed its exchange offer relating to the 1997

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


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

   Interest expense of the Predecessor Company was calculated using the following balances and interest rates:

                                  YEARS ENDED DECEMBER
                   THREE MONTHS
                                           31,
                       ENDED     ----------------------
                  MARCH 31, 1997     1996       1995
                  -------------- ----------   ----------
Invested Equity      $473,609      $482,466   $199,506
Interest Rate  ..        7.10%         7.20%      7.40%

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

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


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

11. NONCASH COMPENSATION CHARGE

   Holdings' Class A Common Stock and Class B Common Stock were issued at per share prices of $6.47 and $5.00, respectively. The aggregate difference in issuance prices of $4,410 has been accounted for as a noncash compensation charge to expense effective on April 1, 1997, related to the initial capitalization of L-3.

12. INCOME TAXES

THE COMPANY

   Pretax income of the Company for the nine months ended December 31, 1997 was $22,992 and was primarily domestic. The components of the Company's provision for income taxes for the nine months ended December 31, 1997 are:

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
                                                    ========

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


   The effective income tax rate of the Company for the nine months ended December 31, 1997 differs from the statutory federal income tax rate for the following reasons:

 Statutory federal income tax rate ..............................  35.0%
State and local income taxes, net of federal income tax benefit     3.8
Noncash compensation charge.....................................    6.8
Non-deductible goodwill amortization and other expenses  .......    4.4
Research and development and other tax credits .................   (3.5)
                                                                 -------
Effective income tax rate ......................................   46.5 %
                                                                 =======

   The significant components of the Company's net deferred tax assets at December 31, 1997 are:

 Deferred tax assets:
 Other postretirement benefits .......................  $ 8,649
 Inventoried costs ...................................    8,711
 Compensation and benefits ...........................      528
 Pension costs .......................................    4,177
 Property, plant and equipment .......................    8,098
 Income recognition on long-term contracts  ..........    3,691
 Other, net ..........................................    1,861
 Net operating loss and other credit carryforwards  ..    2,969
                                                       ---------
  Total deferred tax assets...........................   38,684
Deferred tax liabilities:
 Cost in excess of net assets acquired ...............   (1,099)
 Other, net ..........................................      (70)
                                                       ---------
  Total deferred tax liabilities......................   (1,169)
                                                       ---------
Net deferred tax assets...............................  $37,515
                                                       =========
 The net deferred tax assets are classified as
  follows:
 Current deferred tax assets .........................  $13,298
 Long-term deferred tax assets........................   24,217
                                                       ---------
                                                        $37,515
                                                       =========

   At December 31, 1997, the Company had $2,969 of tax credit carryforwards, primarily related to U.S. federal net operating losses and research and experimentation tax credits which expire, if unused, in 2012. The Company believes that these carryforwards will be available to reduce future income tax liabilities and has recorded these carryforwards as non-current deferred tax assets.

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

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


   The effective income tax rate of the Predecessor Company differs from the statutory Federal income tax rate for the following reasons:

                                                            FOR THE
                                                         THREE MONTHS     YEARS ENDED
                                                             ENDED       DECEMBER 31,
                                                           MARCH 31,   ----------------
                                                             1997        1996     1995
                                                         ---------------------  -------
Statutory federal income tax rate .....................      (35.0)%     35.0%    34.0%
Amortization of cost in excess of net assets acquired         (8.1)         2      529
Research and development and other tax credits  .......      (11.3)        (2)      --
State and local income taxes, net of federal income
 tax benefit and state and local income tax credits  ..        4.8          6      101
Foreign sales corporation tax benefits ................       (8.4)        (1)      --
Other, net ............................................        9.1         --     17.0
                                                        -------------- -------  -------
Effective income tax rate .............................      (48.9)%     40.0%     681%
                                                        ============== =======  =======

13. STOCK OPTIONS

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

   The exercise price for Holdings' stock options granted to employees in 1997 equaled the estimated fair value of Holdings' common stock at the date of grant. Accordingly, in accordance with APB 25, no compensation expense was recognized by the Company.

   Pro forma information regarding net earnings as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. Because Holdings is a nonpublic entity the fair value for the options was estimated at the date of grant using the minimum value method prescribed in SFAS 123, which does not consider the expected volatility of Holdings' stock price, with the following weighted-average assumptions for 1997: risk-free interest rate of 6.3%; dividend yield of 0%; and weighted-average expected option life of 5.49 years.

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

 Net income:
 As reported  .  $12,305
                =========
 Pro forma.....  $11,751
                =========

   A summary of the stock option activity for the nine months ended December 31, 1997 is as follows:

                                             SHARES      WEIGHTED AVERAGE
                                         (IN THOUSANDS)   EXERCISE PRICE
                                         -------------- ----------------
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


14. COMMITMENTS AND CONTINGENCIES

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

   Pursuant to the L-3 Acquisition Agreement, Holdings and the Company have agreed to assume certain on-site and off-site environmental liabilities related to events or activities occurring prior to the consummation of the L-3 Acquisition. Lockheed Martin has agreed to retain all environmental liabilities for all facilities not used by the Businesses as of April, 1997 and to indemnify fully Holdings for such prior site environmental liabilities. Lockheed Martin has also agreed, for the first eight years following April 1997 to pay 50% of all costs incurred by Holdings above those reserved for on the Company's balance sheet at March 31, 1997 relating to certain Company-assumed environmental liabilities and, for the seven years thereafter, to pay 40% of certain reasonable operation and maintenance costs relating to any

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


environmental remediation projects undertaken in the first eight years. The Company believes that its total liability for known or reasonably probable environmental claims, even without consideration of the Lockheed Martin indemnification, would not either individually or collectively have a material adverse effect upon the Company's financial condition or upon the results of its operations.

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

15. PENSIONS AND OTHER EMPLOYEE BENEFITS

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

   In connection with the Company's assumption of certain plan obligations pursuant to the L-3 Acquisition, Lockheed Martin has provided the PBGC with commitments to assume sponsorship or other forms of financial support under certain circumstances. In this connection, the Company has provided certain assurances to Lockheed Martin including, but not limited to, (i) continuing to fund the pension plans consistent with prior practices and to the extent deductible for tax purposes and, where appropriate, recoverable under Government contracts, (ii) agreeing to not increase benefits under the pension plans without the consent of Lockheed Martin, (iii) restricting the Company from a sale of any businesses employing individuals covered by the pension plans if such sale would not result in reduction or elimination of the Lockheed Martin Commitment with regard to the specific plan and (iv) if the pension plans were returned to Lockheed Martin, granting Lockheed Martin the right to seek recovery from the Company of those amounts actually paid, if any, by Lockheed Martin with regard to the pension plans after their return.

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

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


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
                                                              =========

   Actuarial assumptions used in determining the December 31, 1997 accumulated post-retirement benefit obligation include a discount rate of 7.25%, an average rate of compensation increase of 5.0% and an assumed health care cost trend rate of 6.5% in 1997 decreasing gradually to a rate of 4.5% by the year 2001. The discount rate used at April 1, 1997 was 7.50%. The other assumptions did not change from April 1, 1997. Increasing the assumed health care cost trend rate by 1% would change the accumulated post-retirement benefits obligation at December 31, 1997 by approximately $2,218 and the aggregate service and interest cost components for the nine months ended December 31, 1997 by approximately $81 and $113, respectively.

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

   In addition to participating in Lockheed Martin-sponsored pension plans, certain of the Businesses of the Predecessor Company provided varying levels of health care and life insurance benefits for retired

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


employees and dependents. Participants were eligible for these benefits when they retired from active service and met the pension plan eligibility requirements. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Since the aforementioned postretirement benefits are part of certain Lockheed Martin postretirement arrangements, no separate actuarial data is available for the portion allocable to the Businesses. Accordingly, no liability is reflected in the accompanying combined financial statements as of combined December 31, 1996 and 1995. The Businesses have been allocated postretirement benefits cost based on participant employee headcount. Postretirement benefit costs included in the accompanying combined financial statements was $616 for the three months ended March 31, 1997 and $2,787 and $2,124 for the years ended December 31, 1996 and 1995, respectively. Under various employee savings plans sponsored by Lockheed Martin, the Predecessor Company matched contributions of participating employees up to a designated level. Under these plans the matching contributions for the three months ended March 31, 1997 and for the years ended December 31, 1996 and 1995 were $1,241, $3,940 and $1,478, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental disclosures to the consolidated statement of cash flows are as follows:

                         COMPANY            PREDECESSOR COMPANY
                    ----------------- ------------------------------
                                                        YEAR ENDED
                       NINE MONTHS      THREE MONTHS   DECEMBER 31,
                          ENDED            ENDED      --------------
                    DECEMBER 31, 1997  MARCH 31, 1997  1996    1995
                     ----------------- -------------- ------ ------
Interest paid .....      $21,245             --         --      --
                    ================= ==============  ====== ======
Income taxes paid        $   109             --         --      --
                    ================= ==============  ====== ======

   The Company issued $45,000 of Holdings Class A Common Stock to Lockheed Martin in a non-cash transaction as partial consideration paid to Lockheed Martin for the L-3 Acquisition.

17. SALES TO PRINCIPAL CUSTOMERS

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

18. OTHER TRANSACTIONS WITH LOCKHEED MARTIN

   The Company and the Predecessor Company sell products to Lockheed Martin and its affiliates, net sales for which were $60,402 for the nine months ended December 31, 1997; $21,171 for the three months

                        L-3 COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(continued)
                            (Dollars in thousands)


ended March 31, 1997 and $70,658 and $25,874 for the years ended December 31, 1996 and 1995, respectively. Included in Contracts in Process are receivables from Lockheed Martin and its affiliates of $8,846 and $10,924 at December 31, 1997 and 1996, respectively.

   Lockheed Martin provides the Company information systems and other services and previously provided similar services to the Predecessor Company for which the Company and the Predecessor Company was charged $13,690, $4,210, $20,901 and $20,508 for the nine months ended December 31, 1997, the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

   The Predecessor Company relied on Lockheed Martin for certain services, including treasury, cash management, employee benefits, taxes, risk management, internal audit, financial reporting, contract administration and general corporate services. Although certain assets, liabilities and expenses related to these services have been allocated to the Businesses, the combined financial position, results of operations and cash flows presented in the accompanying combined financial statements would not be the same had the Businesses been independent entities.

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

19. SUBSEQUENT EVENTS

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

   The acquisition of ILEX and Ocean Systems are expected to close during the first quarter of 1998. The Company plans to finance the purchase prices using its cash on hand and available borrowings under its revolving credit facility.

   In February 1998, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the sale of $150,000 aggregate principal amount of Senior Subordinated Notes due 2008 (the "Notes Offering"), and concurrently with the Notes Offering, Holdings filed a registration statement with the SEC for the sale of 5.5 million shares of common stock of Holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

   The following table provides information concerning the directors and executive officers of Holdings and L-3 Communications.

 NAME                       AGE                      POSITION
-------------------------  ----- -----------------------------------------------
Frank C. Lanza ...........   66  Chairman, Chief Executive Officer and Director
Robert V. LaPenta ........   52  President, Chief Financial Officer and Director
Michael T. Strianese  ....   42  Vice President--Finance and Controller
Christopher C. Cambria  ..   39  Vice President--General Counsel and Secretary
Robert F. Mehmel .........   35  Vice President--Planning and Assistant Secretary
Lawrence H. Schwartz  ....   60  Vice President--Business Development
Jimmie V. Adams ..........   61  Vice President--Washington D.C. Operations
Robert RisCassi ..........   62  Vice President--Washington D.C. Operations
David J. Brand(a) ........   36  Director
Alberto M. Finali ........   43  Director
Eliot M. Fried(a) ........   65  Director
Robert B. Millard(b)  ....   47  Director
Alan H. Washkowitz(b)  ...   57  Director
Thomas A. Corcoran .......   53  Director
Frank H. Menaker, Jr.(a)     57  Director
John E. Montague(b)  .....   44  Director

------------
(a)    Member of the Audit Committee.
(b)    Member of the Compensation Committee.

   Frank C. Lanza, Chairman and CEO. Mr. Lanza joined the Company in April 1997. From April 1996, when Loral was acquired by Lockheed Martin, until April 1997, Mr. Lanza was Executive Vice President of Lockheed Martin, a member of Lockheed Martin's Executive Council and Board of Directors and President and COO of Lockheed Martin's C(3)I and Systems Integration Sector, which comprised many of the businesses acquired by Lockheed Martin from Loral. Prior to the April 1996 acquisition of Loral, Mr. Lanza was President and COO of Loral, a position he held since 1981. He joined Loral in 1972 as President of its largest division, Electronic Systems. His earlier experience was with Dalmo Victor and Philco Western Development Laboratory.

   Robert V. LaPenta, President and Chief Financial Officer. Mr. LaPenta joined the Company in April 1997. From April 1996, when Loral was acquired by Lockheed Martin, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed's C(3)I and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral's Senior Vice President and Controller, a position he held since 1981. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979.

   Michael T. Strianese, Vice President-Finance and Controller. Mr. Strianese joined the Company in April 1997. From April 1996, when Loral was acquired by Lockheed Martin, until April 1997, Mr.

Strianese was Vice President and Controller of Lockheed Martin's C(3)I and Systems Integration Sector. From 1991 to the April 1996 acquisition of Loral, he was Director of Special Projects at Loral. Prior to joining Loral, he spent 11 years with Ernst & Young. Mr. Strianese is a Certified Public Accountant.

   Christopher C. Cambria, Vice President-General Counsel and Secretary. Mr. Cambria joined the Company in June 1997. From 1994 until joining the Company, Mr. Cambria was an associate with Fried, Frank, Harris, Shriver & Jacobson. From 1986 until 1993, he was an associate with Cravath, Swaine & Moore.

   Robert F. Mehmel, Vice President-Planning and Assistant Secretary. Mr. Mehmel joined the Company in April 1997. From April 1996, when Loral was acquired by Lockheed Martin, until April 1997, Mr. Mehmel was the Director of Financial Planning and Capital Review for Lockheed Martin's C(3)I and Systems Integration Sector. From 1984 to 1996, Mr. Mehmel held several accounting and financial analysis positions at Loral Electronic Systems and Loral. At the time of Lockheed Martin's acquisition of Loral, he was Corporate Manager of Business Analysis.

   Lawrence H. Schwartz, Vice President-Business Development. Mr. Schwartz joined the Company in May 1997. From April 1996 until May 1997, Mr. Schwartz was Vice President of Technology for the C(3)I and System Integration Sector of Lockheed Martin. Prior to the April 1996 acquisition of Loral, he was Corporate Vice President of Technology for Loral, a position he held since 1987. Between 1976 and 1987, Mr. Schwartz was Vice President of Engineering, Senior Vice President of Business Development, Senior Vice President of the Rapport Program and Senior Vice President of Development Programs at Loral Electronic Systems.

   Jimmie V. Adams, Vice President-Washington, D.C. Operations. General Jimmie V. Adams (U.S.A.F.-ret.) joined the Company in April 1997. From April 1996 until April 1997, he was Vice President of Lockheed Martin's Washington Operations for the C(3)I and Systems Integration Sector. Prior to the April 1996 acquisition of Loral he held the same position at Loral since 1993. Before joining Loral in 1993, he was Commander in Chief, Pacific Air Forces, Hickam Air Force Base, Hawaii, capping a 35-year career with the U.S. Air Force. He was also Deputy Chief of Staff for plans and operation for U.S. Air Force headquarters and Vice Commander of Headquarters Tactical Air Command and Vice Commander in Chief of the U.S. Air Forces Atlantic at Langley Air Force Base. He is a command pilot with more than 141 combat missions.

   Robert RisCassi, Vice President-Washington, D.C. Operations. General Robert W. RisCassi (U.S. Army-ret.) joined the Company in April 1997. From April 1996 until April 1997, he was Vice President of Land Systems for Lockheed Martin's C(3)I and Systems Integration Sector. Prior to the April 1996 acquisition of Loral he held the same position for Loral since 1993. He joined Loral in 1993 after retiring as U.S. Army Commander in Chief, United Nations Command/Korea. His 35-year military career included posts as Army Vice Chief of Staff; Director, Joint Staff, Joint Chiefs of Staff; Deputy Chief of Staff for Operations and Plans; and Commander of the Combined Arms Center.

   David J. Brand, Director. Mr. Brand has served as a director since April 1997 and is a Managing Director of Lehman Brothers and a principal in the Global Mergers & Acquisitions Group, leading Lehman Brothers' Technology Mergers and Acquisitions business. Mr. Brand joined Lehman Brothers in 1987 and has been responsible for merger and corporate finance advisory services for many of Lehman Brothers' technology and defense industry clients. Mr. Brand is currently a director of K&F Industries, Inc. Mr. Brand holds an M.B.A. from Stanford University's Graduate School of Business and a B.S. in Mechanical Engineering from Boston University.

   Alberto M. Finali, Director. Mr. Finali has served as a director since April 1997 and is a Managing Director of Lehman Brothers and principal of the Merchant Banking Group, based in New York. Prior to joining the Merchant Banking Group, Mr. Finali spent four years in Lehman Brothers' London office as a senior member of the M&A Group. Mr. Finali joined Lehman Brothers in 1987 as a member of the M&A Group in New York and became a Managing Director in 1997. Prior to joining Lehman Brothers, Mr. Finali worked in the Pipelines and Production Technology Group of Bechtel, Inc. in San Francisco. Mr. Finali holds an M.E. and an M.B.A. from the University of California at Berkeley, and a Laurea Degree in Civil Engineering from the Polytechnic School in Milan, Italy.

   Eliot M. Fried, Director. Mr. Fried has served as a director since April 1997 and is a Managing Director of Lehman Brothers. Mr. Fried joined Shearson, Hayden Stone, a predecessor firm, in 1976 and became a Managing Director in 1982. Mr. Fried has extensive experience in portfolio management and equity research. Mr. Fried is currently a director of Bridgeport Machines, Inc., Energy Ventures, Inc., SunSource L.P., Vernitron Corporation and Walter Industries, Inc. Mr. Fried holds an M.B.A. from Columbia University and a B.A. from Hobart College.

   Robert B. Millard, Director. Mr. Millard has served as a director since April 1997 and is a Managing Director of Lehman Brothers, Head of Lehman Brothers' Principal Trading & Investments Group and principal of the Merchant Banking Group. Mr. Millard joined Kuhn Loeb & Co. in 1976 and became a Managing Director of Lehman Brothers in 1983. Mr. Millard is currently a director of GulfMark International, Inc. and Energy Ventures, Inc. Mr. Millard holds an M.B.A. from Harvard University and a B.S. from the Massachusetts Institute of Technology.

   Alan H. Washkowitz, Director. Mr. Washkowitz has served as a director since April 1997 and is a Managing Director of Lehman Brothers and head of the Merchant Banking Group, and is responsible for the oversight of Lehman Brothers Merchant Banking Portfolio Partnership L.P. Mr. Washkowitz joined Lehman Brothers in 1978 when Kuhn Loeb & Co. was acquired by Lehman Brothers. Mr. Washkowitz is currently a director of Illinois Central Corporation, K&F Industries, Inc. and McBride plc. Mr. Washkowitz holds an M.B.A. from Harvard University, a J.D. from Columbia University and an A.B. from Brooklyn College.

   Thomas A. Corcoran, Director. Mr. Corcoran has served as a director since July 1997 and has been the President and Chief Operating Officer of the Electronic Systems Sector of Lockheed Martin Corporation since March 1995. From 1993 to 1995, Mr. Corcoran was President of the Electronics Group of Martin Marietta Corporation. Prior to that he worked for General Electric for 26 years and from 1983 to 1993 he held various management positions with GE Aerospace; he was a company officer from 1990 to 1993. Mr. Corcoran is a member of the Board of Trustees of Worcester Polytechnic Institute, the Board of Trustees of Stevens Institute of Technology, the Board of Governors of the Electronic Industries Association, a Director of the U.S. Navy Submarine League and a Director of REMEC Corporation.

   Frank H. Menaker, Jr., Director. Mr. Menaker has served as a director since April 1997 and has served as Senior Vice President and General Counsel of Lockheed Martin since July 1996. He served as Vice President and General Counsel of Lockheed Martin from March 1995 to July 1996, as Vice President of Martin Marietta Corporation from 1982 until 1995 and as General Counsel of Martin Marietta

Corporation from 1981 until 1995. He is a director of Martin Marietta Materials, Inc., a member of the American Bar Association and has been admitted to practice before the United States Supreme Court. Mr. Menaker is a graduate of Wilkes University and the Washington College of Law at American University.

   John E. Montague, Director. Mr. Montague has served as a director since April 1997 and has been Vice President, Financial Strategies at Lockheed Martin responsible for mergers, acquisitions and divestiture activities and shareholder value strategies since March 1995. Previously, he was Vice President, Corporate Development and Investor Relations at Martin Marietta Corporation from 1991 to 1995. From 1988 to 1991, he was Director of Corporate Development at Martin Marietta Corporation, which he joined in 1977 as a member of the engineering staff. Mr. Montague is a director of Rational Software Corporation. Mr. Montague received his B.S. from the Georgia Institute of Technology and an M.S. in engineering from the University of Colorado.

   The Board of Directors intends to appoint two additional directors who are not affiliated with the Company promptly following the Common Stock Offering. The additional directors have not yet been identified.

   Upon closing of the Common Stock Offering, the Company's certificate of incorporation will provide for a classified Board of Directors divided into three classes. Class I will expire at the annual meeting of the stockholders to be held in 1999; Class II will expire at the annual meeting of the stockholders to be held in 2000; and Class III will expire at the annual meeting of the stockholders to be held in 2001. At each annual meeting of the stockholders, beginning with the 1999 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. To the extent there is an increase or reduction in the number of directors, increase or decrease in directorships resulting therefrom will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

   Each executive officer and key employee serves at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

   The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Currently, the Audit Committee consists of Messrs. Brand, Fried and Menaker. The Company intends to appoint to the Audit Committee only persons who qualify as an "independent" director for purposes of the rules and regulations of the NYSE. The Audit Committee will select and engage, on behalf of the Company, the independent public accountants to audit the Company's annual financial statements, and will review and approve the planned scope of the annual audit. Currently, Messrs. Millard, Montague and Washkowitz serve as members of the Compensation Committee. The Compensation Committee establishes remuneration levels for certain officers of the Company, performs such functions as provided under the Company's employee benefit programs and executive compensation programs and administers the 1997 Option Plan of Key Employees of Holdings.

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

                          SUMMARY COMPENSATION TABLE

                                                               LONG TERM COMPENSATION AWARDS
                                                              -------------------------------
                                               ANNUAL
                                                                                SECURITIES
                                            COMPENSATION
                                        ---------------------   RESTRICTED      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION               SALARY      BONUS    STOCK AWARDS    STOCK OPTIONS  COMPENSATION(1)
                                         ---------- ---------  -----------------------------  ---------------
Frank C. Lanza (Chairman and Chief
 Executive Officer)(2).................  $542,654         --                     1,142,857            --
Robert V. LaPenta (President and Chief
 Financial Officer)(2).................   356,538         --                     1,142,857            --
Lawrence H. Schwartz (Vice President) .   145,327    $80,000                        17,000            --
Jimmie V. Adams (Vice President) ......   157,854     70,000                        15,000          $ 61
Robert RisCassi (Vice President) ......   125,704     60,000                        15,000           611

------------
(1)    Represents Company match under savings plan.
(2) On March 2, 1998, each of Mr. Lanza and Mr. LaPenta exercised 228,571 options.

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

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             FY-END OPTION VALUES



                                                                                                             VALUE OF
                                                                             NUMBER OF                      UNEXERCISED
                                                                       SECURITIES UNDERLYING               IN-THE-MONEY
                                                                        UNEXERCISED OPTIONS                 OPTIONS AT
                                                                           AT FY-END(1)                       FY-END
                                                                  ------------------------------- ------------------------------
                                            SHARES       VALUE
                                         ACQUIRED ON    REALIZED
NAME AND PRINCIPAL POSITION             EXERCISES (#)     ($)      EXERCISEABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
--------------------------------------  ------------- ----------  -------------- ---------------  ------------- ---------------
Frank C. Lanza (Chairman and Chief
 Executive Officer)....................       --           --           --           1,142,857          --         $1,748,571
Robert V. LaPenta (President and Chief
 Financial Officer) ...................       --           --           --           1,142,857          --          1,748,571
Lawrence H. Schwartz (Vice President)         --           --           --              17,000          --             26,010
Jimmie V. Adams (Vice President) ......       --           --           --              15,000          --             22,950
Robert RisCassi (Vice President) ......       --           --           --              15,000          --             22,950



------------
(1)    At December 31, 1997, none of the outstanding options were exercisable.


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


   The Board of Directors of Holdings established a Compensation Committee in June 1997. During the 1997 fiscal year, Messrs. Robert Millard, Steven Berger and John Montague served as members of the Compensation Committee. None of these individuals has served at any time as an officer or employee of Holdings or L-3 Communications. Mr. Berger resigned from Holdings' Board of Directors and the Compensation Committee in January 1998 and Mr. Washkowitz was appointed to the Compensation Committee in March 1998. Prior to the establishment of the Compensation Committee, all decisions relating to executive compensation were made by Holdings' Board of Directors. Messrs. Millard and Montague are affiliated with the Lehman Partnership which, assuming the consummation of the Common Stock Offering and full exercise of the over-allotment option, holds 37.4% of the Common Stock and is a party to the Stockholders Agreement. Pursuant to the Stockholders Agreement, the Lehman Partnership has the right, from time to time on or after the 180-day period following that completion of the initial public offering and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by them. The Lehman Partnership has the right to request up to four demand registrations and also has piggyback registration rights. The Company has agreed in the Stockholders Agreement to pay expenses in connection with, among other things, (i) up to three demand registrations requested by the Lehman Partnership and (ii) any registration in which the existing stockholders participate through piggyback registration rights granted under such agreement. The Stockholders Agreement also provides that Lehman Brothers Inc. has the exclusive right to provide investment banking services to Holdings for the five-year period after the closing of the L-3 Acquisition (except that the exclusivity period is three years as to cash acquisitions undertaken by L-3) so long as the Lehman Partnership owns at least 10% of the outstanding Common Stock. In the event that Lehman Brothers Inc. agrees to provide any investment banking services to L-3, it will be paid fees that are mutually agreed upon based on similar transactions and practices in the investment banking industry.

   No executive officer of Holdings or L-3 Communications serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of Holdings' Board of Directors or Compensation Committee.

1997 STOCK OPTION PLAN

   In April 1997, Holdings adopted the 1997 Option Plan for Key Employees of Holdings (the "1997 Stock Option Plan") which authorizes the Compensation Committee to grant options to key employees of Holdings and its subsidiaries. On March 10, 1998, the 1997 Stock Option Plan was amended to increase the shares available for option grants to 4,255,815 shares of Common Stock, of which 3,246,084 had been granted as of March 31, 1998. The Compensation Committee of the Board of Directors of Holdings, in its sole discretion, determines the terms of option agreements, including without limitation the treatment of option grants in the event of a change of control. The 1997 Stock Option Plan remains in effect for 10 years following the date of approval.

   On April 30, 1997, Holdings granted each of Messrs. Lanza and LaPenta options to purchase 1,142,857 shares of Common Stock. See "--Employment Agreements" for a description of the terms of these grants. On July 1, 1997 and November 11, 1997, the Compensation Committee authorized grants of options to employees of Holdings and its subsidiaries, other than Messrs. Lanza and LaPenta, to acquire an aggregate of 689,500 shares of Common Stock at an exercise price of $6.47 per share (the "Employee Options"). Each Employee Option was granted pursuant to an individual agreement that provides
(i) 20% of shares underlying the option will become exercisable on the first anniversary of the grant date, 50% will become exercisable on the second anniversary of the grant date and 30% will become exercisable on the third anniversary of the grant date; provided that, in the event of an initial public offering of Common Stock, 15% of the shares underlying the option (which would otherwise become exercisable on the second anniversary of the grant date) will become exercisable on the earlier to occur of (A) the completion of the initial public offering of the Common Stock and (B) the first anniversary of the grant date; (ii) all shares underlying the option will become exercisable upon certain events constituting a change of control; and (iii) the option will expire upon the earliest to occur of (A) the tenth anniversary of the grant date, (B) one year after termination of employment due to the optionee's death or permanent disability, (C) immediately upon termination of the optionee's employment for cause and (D) three months after termination of optionee's employment for any other reason. On March 2, 1998, each of Mr. Lanza and Mr. LaPenta exercised options to acquire 228,571 shares of Common Stock.

EMPLOYMENT AGREEMENTS

   Holdings entered into an employment agreement (the "Employment Agreements") effective on April 30, 1997 with each of Mr. Lanza, Chairman and Chief Executive Officer of Holdings and L-3 Communications, who will receive a base salary of $750,000 per annum and appropriate executive level benefits, and Mr. LaPenta, President and Chief Financial Officer of Holdings and L-3 Communications, who will receive a base salary of $500,000 per annum and appropriate executive level benefits. The

Employment Agreements provide for an initial term of five years, which will automatically renew for one-year periods thereafter, unless a party thereto gives notice of its intent to terminate at least 90 days prior to the expiration of the term.

   Upon a termination without cause or resignation for good reason, Holdings will be obligated, through the end of the term, to (i) continue to pay the base salary and (ii) continue to provide life insurance and medical and hospitalization benefits comparable to those provided to other senior executives; provided, however, that any such coverage shall terminate to the extent that Mr. Lanza or Mr. LaPenta, as the case may be, is offered or obtains comparable benefits coverage from any other employer. The Employment Agreements provide for confidentiality during employment and at all times thereafter. There is also a noncompetition and non-solicitation covenant which is effective during the employment term and for one year thereafter; provided, however, that if the employment terminates following the expiration of the initial term, the noncompetition covenant will only be effective during the period, if any, that Holdings pays the severance described above.

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


   The Stockholders Agreement also provides that Lehman Brothers Inc. has the exclusive right to provide investment banking services to Holdings for the five-year period after the closing of the L-3 Acquisition (except that the exclusivity period is three years as to cash acquisitions undertaken by L-3) so long as the Lehman Partnership owns at least 10% of the Outstanding Common Stock. In the event that Lehman Brothers Inc. agrees to provide any investment banking services to L-3, it will be paid fees that are mutually agreed upon based on similar transactions and practices in the investment banking industry.


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

(b) ADDITIONAL FINANCIAL INFORMATION

   None

(c) REPORTS FILED ON FORM 8-K

   None

(d) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)


  EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
---------------  ------------------------------------------------------------------------------------------
      *3.1       Certificate of Incorporation.
      *3.2       By-Laws of L-3 Communications Corporation.
     *10.1       Credit Agreement, dated as of April 30, 1997 among L-3 Communications Corporation and lenders named therein, as amended.
     *10.2       Indenture dated as of April 30, 1997 between L-3 Communications Corporation and The Bank of New York, as Trustee.
     *10.3       Stockholders Agreement dated as of April 30, 1997 among L-3 Communications Corporation and the stockholders parties thereto.
     *10.4       Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed Martin
                 Corporation, Lehman Brothers Capital Partners III, L.P., Frank C. Lanza, Robert V. LaPenta
                 and L-3 Communications Holdings, Inc.
     *10.5       Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications
                 Holdings, Inc.
     *10.51      Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3 Communications
                 Holdings, Inc.
     *10.6       Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and KSL, Division of Bonneville International.
     *10.61      Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, L-3
                 Communications Corporation and Unisys Corporation.
     *10.62      Sublease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and Unisys Corporation.
     *10.7       Limited Noncompetition Agreement dated April 30, 1997 between Lockheed Martin Corporation and L-3 Communications Corporation.
     *10.8       Asset Purchase Agreement dated as of December 19, 1997 between L-3 Communications
                 Corporation and California Microwave, Inc.
     *10.81      Asset Purchase Agreement dated as of February 10, 1998 between FAP Trust and L-3
                 Communications Corporation.
     *10.82      Asset Purchase Agreement dated as of March 30, 1998 among AlliedSignal Inc., AlliedSignal
                 Technologies, Inc., AlliedSignal Deutschland GMBH and L-3 Communications Corporation.
     *10.9       Form of Stock Option Agreement for Employee Options.
     *10.91      Form of 1997 Stock Option Plan for Key Employees.

  EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
---------------  ------------------------------------------------------------------------------------------
     *10.10      L-3 Communications Corporation Pension Plan.
      12         Ratio of earnings to fixed charges.
     *24         Powers of Attorney of L-3 Communications Corporation.
      99.1       Unaudited Pro Forma Condensed Consolidated Financial Information.
      99.2       Satellite Transmission Systems Division of California Microwave, Inc. Unaudited Condensed
                 Financial Statements, Six months ended December 31, 1996 and 1997.
      99.3       Satellite Transmission Systems Division of California Microwave, Inc. Financial Statements
                 as of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995.
      99.4       ILEX Systems, Inc. and Subsidiary Consolidated Financial Statements, December 31, 1997.
      99.5       AlliedSignal Ocean Systems Combined Financial Statements as of December 31, 1997 and for
                 the year ended December 31, 1997.



------------
* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File no. 333-46983).

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.


                                          L-3 COMMUNICATIONS CORPORATION

                                          By:  /s/ Robert V. LaPenta
                                              -------------------------------
                                              Name: Robert V. LaPenta
                                              Title: President and Chief
                                              Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on May 14, 1998 and in the capacities indicated.


          SIGNATURE                                       TITLE
----------------------------   ----------------------------------------------------------
      /s/ Frank C. Lanza       Chairman, Chief Executive Officer and Director (Principal
 ----------------------------  Executive Officer)
        Frank C. Lanza

    /s/ Robert V. LaPenta      President, Chief Financial Officer (Principal Financial
 ----------------------------  Officer) and Director
       Robert V. LaPenta

  /s/ Michael T. Strianese     Vice President--Finance and Controller (Principal
 ----------------------------  Accounting Officer)
     Michael T. Strianese

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


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on the 14th day of May, 1998 by the following persons in the capacities indicated:


           SIGNATURE                                        TITLE
-----------------------------   -----------------------------------------------------------
      /s/ Frank C. Lanza        Chairman, Chief Executive Officer and Director (Principal
 -----------------------------  Executive Officer)
         Frank C. Lanza

     /s/ Robert V. LaPenta      President, Chief Financial Officer (Principal Financial
 -----------------------------  Officer) and Director
       Robert V. LaPenta

   /s/ Michael T. Strianese     Vice President--Finance and Controller (Principal
 -----------------------------  Accounting Officer)
      Michael T. Strianese

      /s/ David J. Brand        Director
 -----------------------------
         David J. Brand

    /s/ Thomas A. Corcoran      Director
 -----------------------------
       Thomas A. Corcoran

     /s/ Albert M. Finali       Director
 -----------------------------
        Albert M. Finali

      /s/ Eliot M. Fried        Director
 -----------------------------
         Eliot M. Fried

  /s/ Frank H. Menaker, Jr.     Director
 -----------------------------
     Frank H. Menaker, Jr.

     /s/ Robert B. Millard      Director
 -----------------------------
       Robert B. Millard

     /s/ John E. Montague       Director
 -----------------------------
        John E. Montague

    /s/ Alan H. Washkowitz      Director
 -----------------------------
       Alan H. Washkowitz

                                EXHIBIT INDEX


  EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT                                  PAGE
---------------  ---------------------------------------------------------------------------------- --------
      *3.1       Certificate of Incorporation.
      *3.2       By-Laws of L-3 Communications Corporation.
     *10.1       Credit Agreement, dated as of April 30, 1997 among L-3 Communications Corporation and lenders named therein, as amended.
     *10.2       Indenture dated as of April 30, 1997 between L-3 Communications Corporation and
                 The Bank of New York, as Trustee.
     *10.3       Stockholders Agreement dated as of April 30, 1997 among L-3 Communications
                 Corporation and the stockholders parties thereto.
     *10.4       Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed
                 Martin Corporation, Lehman Brothers Capital Partners III, L.P., Frank C. Lanza,
                 Robert V. LaPenta and L-3 Communications Holdings, Inc.
     *10.5       Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
                 Communications Holdings, Inc.
     *10.51      Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
                 Communications Holdings, Inc.
     *10.6       Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc., L-3
                 Communications Corporation and KSL, Division of Bonneville International.
     *10.61      Lease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, L-3
                 Communications Corporation and Unisys Corporation.
     *10.62      Sublease dated as of April 29, 1997 among Lockheed Martin Tactical Systems, Inc.,
                 L-3 Communications Corporation and Unisys Corporation.
     *10.7       Limited Noncompetition Agreement dated April 30, 1997 between Lockheed Martin
                 Corporation and L-3 Communications Corporation.
     *10.8       Asset Purchase Agreement dated as of December 19, 1997 between L-3 Communications
                 Corporation and California Microwave, Inc.
     *10.81      Asset Purchase Agreement dated as of February 10, 1998 between FAP Trust and L-3
                 Communications Corporation.
     *10.82      Asset Purchase Agreement dated as of March 30, 1998 among AlliedSignal Inc.,
                 AlliedSignal Technologies, Inc., AlliedSignal Deutschland GMBH and L-3
                 Communications Corporation.
     *10.9       Form of Stock Option Agreement for Employee Options.
     *10.91      Form of 1997 Stock Option Plan for Key Employees.
     *10.10      L-3 Communications Corporation Pension Plan.
      12         Ratio of earnings to fixed charges.
     *24         Powers of Attorney of L-3 Communications Corporation.
      99.1       Unaudited Pro Forma Condensed Consolidated Financial Information.

  EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT                                  PAGE
---------------  ---------------------------------------------------------------------------------- --------
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



------------
* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File no. 333-46983).