Form 10-Q
period 1998-06-30
L 3 COMMUNICATIONS CORP
filed 1998-08-14
CIK 1039101

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                       L-3 COMMUNICATIONS HOLDINGS, INC.

                                      AND

                        L-3 COMMUNICATIONS CORPORATION
                               600 THIRD AVENUE
                              NEW YORK, NY 10016
                           TELEPHONE: (212) 697-1111

                       STATE OF INCORPORATION: DELAWARE
                     IRS IDENTIFICATION NUMBER: 13-3937434




===============================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                          QUARTER ENDED JUNE 30, 1998


                       PART I -- FINANCIAL INFORMATION:

                                                                                     PAGE NO.
                                                                                     --------
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997 ......................................................         1
        Condensed Consolidated (Combined) Statements of Operations for the Three
          and Six Months ended June 30, 1998 and June 30, 1997 ...................       2-3
        Condensed Consolidated (Combined) Statements of Cash Flows for the Six
        Months ended June 30, 1998 and June 30, 1997 .............................         4
        Notes to Condensed Consolidated (Combined) Financial Statements ..........      5-10

ITEM 2. Management's Discussion and Analysis of Results of Operations and

        Financial Condition ......................................................     11-20

                         PART II -- OTHER INFORMATION:

ITEM 6. Exhibits and Reports on Form 8-K .........................................        21

ITEM 1. FINANCIAL STATEMENTS


                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JUNE 30, 1998     DECEMBER 31, 1997
                                                                     -------------     -----------------
                                                                      (UNAUDITED)
                               ASSETS
Current assets:
 Cash and cash equivalents ......................................      $100,464            $ 77,474
 Contracts in process ...........................................       266,340             167,202
 Net assets held for sale .......................................            --               6,653
 Deferred income taxes ..........................................         8,630              13,298
 Other current assets ...........................................         9,062               2,750
                                                                       --------            --------
   Total current assets .........................................       384,496             267,377
                                                                       --------            --------
Property, plant and equipment ...................................       122,838              95,034
 Less, accumulated depreciation and amortization ................        21,431              12,025
                                                                       --------            --------
                                                                        101,407              83,009
                                                                       --------            --------
Intangibles, primarily cost in excess of net assets acquired, net
 of amortization ................................................       393,738             297,503
Deferred income taxes ...........................................        36,216              24,217
Other assets ....................................................        37,418              31,298
                                                                       --------            --------
                                                                       $953,275            $703,404
                                                                       ========            ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt ..............................      $     --            $  5,000
 Accounts payable, trade ........................................        39,903              33,052
 Accrued employment costs .......................................        42,484              31,162
 Customer advances ..............................................        55,073              15,989
 Amounts in excess of costs incurred ............................        20,404              18,469
 Accrued interest ...............................................         5,635               4,419
 Other current liabilities ......................................        44,004              27,476
                                                                       --------            --------
   Total current liabilities ....................................       207,503             135,567
                                                                       --------            --------
Pension and postretirement benefits .............................        48,705              38,113
Other liabilities ...............................................         7,939               5,009
Long-term debt ..................................................       405,000             392,000
Commitments and contingencies
Common stock subject to repurchase agreement ....................            --              19,048
Shareholders' Equity:
 Common Stock, $.01 par value; authorized 100,000,000 shares,
   issued 27,357,142 and 17,056,000 shares ......................           274                 171
 Capital surplus ................................................       272,045             110,191
 Retained earnings ..............................................        20,528              12,305
 Equity adjustments .............................................        (8,719)             (9,000)
                                                                       --------            --------
 Total shareholders' equity .....................................       284,128             113,667
                                                                       --------            --------
                                                                       $953,275            $703,404
                                                                       ========            ========

     See notes to condensed consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                   1998           1997
                                              -------------   -----------
Sales .....................................     $ 230,424      $168,030
Cost and expenses .........................       210,966       157,319
                                                ---------      --------
Operating income ..........................        19,458        10,711
Interest income ...........................           780           109
Interest expense ..........................        11,041        10,079
                                                ---------      --------
Income before income taxes ................         9,197           741
Income taxes ..............................         3,587         2,060
                                                ---------      --------
Net income (loss) .........................     $   5,610      $ (1,319)
                                                =========      ========
Earnings per common share:
 Basic ....................................     $    0.24      $  (0.07)
                                                ---------      --------
 Diluted ..................................     $    0.23      $  (0.07)
                                                ---------      --------
Weighted average common shares outstanding:
 Basic ....................................        23,718        20,000
                                                ---------      --------
 Diluted ..................................        24,853        20,000
                                                ---------      --------

     See notes to condensed consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                             PREDECESSOR
                                           COMPANY           COMPANY           COMPANY
                                         CONSOLIDATED      CONSOLIDATED        COMBINED
                                       ---------------   ---------------   ---------------
                                          SIX MONTHS       THREE MONTHS      THREE MONTHS
                                            ENDED             ENDED             ENDED
                                        JUNE 30, 1998     JUNE 30, 1997     MARCH 31, 1997
                                       ---------------   ---------------   ---------------
                                         (UNAUDITED)       (UNAUDITED)
Sales ..............................       $416,988         $168,030          $158,873
Cost and expenses ..................        383,437          157,319           150,937
                                           --------         --------          --------
Operating income ...................         33,551           10,711             7,936
Interest income ....................          1,576              109                --
Interest expense ...................         21,646           10,079             8,441
                                           --------         --------          --------
Income before income taxes .........         13,481              741              (505)
Income taxes .......................          5,258            2,060              (247)
                                           --------         --------          --------
Net income (loss) ..................       $  8,223         $ (1,319)         $   (258)
                                           ========         ========          ========
Earnings per common share:
 Basic .............................       $   0.37         $  (0.07)
                                           --------         --------
 Diluted ...........................       $   0.36         $  (0.07)
                                           --------         --------
Weighted average common shares
 outstanding:
 Basic .............................         21,942           20,000
                                           --------         --------
 Diluted ...........................         22,961           20,000
                                           --------         --------

     See notes to condensed consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)



                                                                                              PREDECESSOR
                                                            COMPANY           COMPANY           COMPANY
                                                          CONSOLIDATED      CONSOLIDATED        COMBINED
                                                        ---------------   ---------------   ---------------
                                                           SIX MONTHS       THREE MONTHS      THREE MONTHS
                                                             ENDED             ENDED             ENDED
                                                         JUNE 30, 1998     JUNE 30, 1997     MARCH 31, 1997
                                                        ---------------   ---------------   ---------------
                                                          (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss) ...................................     $    8,223        $   (1,319)        $    (258)
Depreciation and amortization .......................         16,112             6,676             7,790
Noncash compensation charge .........................             --             4,410                --
Amortization of deferred debt issuance costs ........          1,107               505                --
Deferred income taxes ...............................          5,133             2,060                --
Changes in operating assets and liabilities, net
 of amounts acquired:
 Contracts in process ...............................         (7,067)            9,318           (17,475)
 Accrued employment costs ...........................          4,274             6,783              (625)
 Amounts in excess of costs incurred ................          1,935               679            (3,037)
 Accrued interest ...................................          1,213             6,341                --
 Other current liabilities ..........................          3,825            (4,659)           (1,867)
 Other liabilities ..................................          1,581             2,626              (500)
 All other operating activities .....................           (617)             (499)             (307)
                                                          ----------        ----------         ---------
Net cash from (used in) operating activities ........         35,719            32,921           (16,279)
                                                          ----------        ----------         ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....       (157,215)         (470,700)               --
Proceeds from assets held for sale ..................          6,653                --                --
Capital expenditures ................................         (6,317)           (3,120)           (4,300)
Disposition of property, plant and equipment ........            381               211                --
                                                          ----------        ----------         ---------
Net cash used in investing activities ...............       (156,498)         (473,609)           (4,300)
                                                          ----------        ----------         ---------
FINANCING ACTIVITIES:
Borrowings under revolving credit facility ..........         67,800           175,000                --
Repayment of borrowings under revolving
 credit facility ....................................        (67,800)               --                --
Proceeds from sale of 8 1/2% senior
 subordinated notes .................................        180,000                --                --
Proceeds from sale of 10 3/8% senior
 subordinated notes .................................             --           225,000                --
Proceeds from sale of common stock, net .............        139,500            80,000                --
Debt issuance costs .................................         (6,689)          (15,689)               --
Payment of term loan facilities .....................       (172,000)           (1,000)               --
Exercise of stock options ...........................          2,958                --                --
Advances from Lockheed Martin .......................             --                --            20,579
                                                          ----------        ----------         ---------
Net cash from financing activities ..................        143,769           463,311            20,579
                                                          ----------        ----------         ---------
Net increase in cash ................................         22,990            22,623                --
Cash and cash equivalents, beginning of the
 period .............................................         77,474                --                --
                                                          ----------        ----------         ---------
Cash and cash equivalents, end of the period ........     $  100,464        $   22,623         $      --
                                                          ==========        ==========         =========

      See notes to condensed consolidated (combined) financial statements.

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        (COMBINED) FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The accompanying condensed consolidated (combined) financial statements include the assets, liabilities and results of operations of L-3 Communications Holdings, Inc. ("Holdings", and together with its subsidiaries, "L-3" or the "Company"), the successor company, following the change in ownership (see Note
2) effective as of April 1, 1997. Prior to April 1, 1997, the statements comprise the operations of (i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996 and (ii) one business unit, Communication Systems-East purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993 (collectively, the "Business" or the "Predecessor Company"). The combined financial statements of the Predecessor Company reflect the Businesses' results of operations and cash flows included in Lockheed Martin's historical financial statements. Significant intercompany and inter-business transactions and balances have been eliminated.

     The accompanying condensed consolidated (combined) financial statements also include the financial statements of L-3 Communications Corporation ("L-3 Communications"), which is wholly owned by Holdings. Holdings owns all of the 100 shares of $0.01 par value authorized, issued and outstanding common stock of L-3 Communications. Holdings has no assets or liabilities and conducts no operations other than through its subsidiary, L-3 Communications Corporation.

     The accompanying unaudited condensed consolidated (combined) financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The combined statement of operations for the three months ended March 31, 1997 has been derived from the audited financial statements of the Predecessor Company for such period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, the interim financial statements should be read in conjunction with the notes to these Unaudited Condensed Consolidated Financial Statements as of June 30, 1998 and Company's Consolidated (Combined) Financial Statements as of December 31, 1997 and notes thereto.

     The Company is a supplier of sophisticated secure communications systems and specialized communication products including secure, high data rate communication systems, microwave components, avionics and ocean systems, telemetry, instrumentation and space products. The Company's customers include the Department of Defense (the "DoD"), selected U.S. government intelligence agencies, major aerospace/defense prime contractors and commercial customers. The Company operates primarily in one industry segment, electronic components and systems.

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

2. CHANGE IN OWNERSHIP TRANSACTION

     L-3 Communications was formed on April 8, 1997, and is wholly owned by Holdings. Holdings and L-3 Communications were formed by Mr. Frank C. Lanza, the former President and Chief Operating

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   (COMBINED) FINANCIAL STATEMENTS--CONTINUED

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, the "Equity Executives"), Lehman Brothers Capital Partners III, L.P. and its affiliates (the "Lehman Partnership") and Lockheed Martin to acquire the Businesses. The Company was capitalized with an equity contribution from Holdings of $125,000.

     On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, Holdings, and Lockheed Martin entered into a Transaction Agreement (the "L-3 Acquisition Agreement") whereby Holdings would acquire the Businesses from Lockheed Martin (the "L-3 Acquisition"). Pursuant to the L-3 Acquisition Agreement on April 30, 1997 (closing date), Holdings acquired the Businesses from Lockheed Martin for $525,000, comprised of $458,779 of cash after a $21,221 reduction related to a purchase price adjustment, and $45,000 of common equity, representing a 34.9% interest in Holdings retained by Lockheed Martin at March 28, 1997, plus acquisition costs of approximately $8,000. Also pursuant to the Transaction Agreement, Lockheed Martin, on behalf and at the direction of Holdings, transferred the Businesses to the Company. The L-3 Acquisition was financed with the debt proceeds of $400,000 and capital contributions of $125,000 from Holdings, including the $45,000 of an equity interest retained by Lockheed Martin.

     The Company and Lockheed Martin finalized the purchase price adjustment pursuant to an amendment to the L-3 Acquisition Agreement dated November 5, 1997, which also included the assumption by the Company of Lockheed Martin's rights and obligations under a contract for the production of mission communication systems for track vehicles, for which the Company received a cash payment of $12,176. The assets and liabilities recorded in connection with the L-3 Acquisition purchase price allocation were $664,800 and $164,400, respectively. The excess of the purchase price over the fair value of net assets acquired of $303,200 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years. As a result of the 34.9% ownership interest retained by Lockheed Martin at March 28, 1997, the provisions of EITF 88-16 were applied in connection with the purchase price allocation, which resulted in recording net assets acquired at 34.9% of Lockheed Martin's carrying values in the Businesses and 65.1% at fair value, and the recognition of a deemed distribution of $9,000.


3. COMMON STOCK INITIAL PUBLIC OFFERING

     On May 19, 1998, Holdings sold 6.9 million shares of its Common Stock in an Initial Public Offering ("IPO") for $22 per share less underwriting discounts and commissions of $1.54 per share, representing 25.2% of Holdings' Common Stock. The net proceeds of the IPO amounted to $139,500. After the completion of the IPO, Lockheed Martin owned 24.9% of the outstanding shares of Holdings' Common Stock.

     Immediately prior to the IPO, each authorized share of Holdings Class A Common Stock, Class B Common Stock and Class C Common Stock was converted into one class of common stock, the Common Stock. Each outstanding share of Class A and Class B Common Stock was converted into one share of Holdings Common Stock. There was no outstanding Class C Common Stock. The authorized Holdings Common Stock was increased to 100,000,000 shares.


4. ACQUISITIONS

     On March 30, 1998 the Company purchased the assets of the Ocean Systems business ("Ocean Systems") of Allied Signal, Inc. for $67,500 of cash. On March 4, 1998, the Company purchased the assets of ILEX Systems ("ILEX") for $51,900 of cash, subject to adjustment based on closing net assets, and additional consideration based on post-acquisition performance of ILEX. On February 5, 1998, the Company purchased the assets of Satellite Transmission Systems division ("STS") of California

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   (COMBINED) FINANCIAL STATEMENTS--CONTINUED

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Microwave, Inc. for $27,000 in cash, subject to adjustment based upon closing net assets. On January 13, 1998, the Company purchased all of the stock of Southern California Microwave, Inc. ("SCM") for $4,600 subject to adjustment based on closing net assets, and additional consideration based on post-acquisition performance of SCM. The SCM acquisition is not expected to have a material effect on the results of operations or financial position of the Company.

     The Company financed the acquisitions using its cash on hand and available borrowings under its Revolving Credit Facility. The Ocean Systems, ILEX and STS acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operation from their effective dates of March 31, 1998, February 1, 1998 and February 1, 1998, respectively.

     The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Ocean Systems, ILEX and STS are based upon preliminary estimates. Actual adjustments will be based on final appraisals and other analyses of fair values which are in process and the final purchase prices. Management does not expect that differences between the preliminary and final allocations will have a material impact on the Company's financial position or results of operations. The assets and liabilities recorded in connection with the preliminary purchase price allocations for the acquisitions of Ocean Systems, ILEX and STS were $136,113 and $68,000, $58,365 and $3,939, and $34,065 and $6,696, respectively.

     Had the L-3 Acquisition and the Ocean Systems, ILEX and STS acquisitions occurred on January 1, 1997, the unaudited pro forma sales, net income (loss), and diluted earnings (loss) per share for the six months ended June 30, 1998 and 1997 would have been $437,700, $6,000, and $0.21, and $412,700, ($5,200), and ($0.19), respectively. The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.


5. CONTRACTS IN PROGRESS

     Billings and accumulated costs and profits on long-term contracts, principally with the U.S. Government, comprise the following:

                                                         JUNE 30, 1998     DECEMBER 31, 1997
                                                         -------------     -----------------
     Billed contract receivables ....................      $  51,029          $  37,980
     Unbilled contract receivables ..................         50,724             32,653
     Other billed receivables, principally commercial
       and affiliates ...............................         58,943             32,785
     Inventoried costs ..............................        126,608             82,954
                                                           ---------          ---------
                                                             287,304            186,372
     Less, unliquidated progress payments ...........        (20,964)           (19,170)
                                                           ---------          ---------
     Net contracts in process .......................      $ 266,340          $ 167,202
                                                           =========          =========

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   (COMBINED) FINANCIAL STATEMENTS--CONTINUED

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. DEBT

     The Company's long-term debt consists of the following:

                                                              JUNE 30, 1998     DECEMBER 31, 1997
                                                              -------------     -----------------
     Term Loan Facilities ................................             --           $172,000
     10 3/8% Senior Subordinated Notes due 2007 ..........       $225,000            225,000
     8 1/2% Senior Subordinated Notes due 2008 ...........        180,000                 --
                                                                 --------           --------
      Total debt .........................................        405,000            397,000
     Less current portion ................................             --              5,000
                                                                 --------           --------
      Total long-term debt ...............................       $405,000           $392,000
                                                                 ========           ========

     In connection with the L-3 Acquisition, L-3 Communications entered into credit facilities (the "Senior Credit Facilities") with a syndicate of banks and financial institutions for $275,000 consisting of $175,000 of term loans (the "Term Loan Facilities") and a $100,000 revolving credit facility (the "Revolving Credit Facility"). In February 1998, the Senior Credit Facilities were amended to, among other things, increase the Revolving Credit Facility to $200,000 and waive certain excess cash flow prepayments, as defined in the Senior Credit Facilities. The Revolving Credit Facility expires in 2003 and is available for ongoing working capital and letter of credit needs. Approximately $176,179 of the Revolving Credit Facility is available at June 30, 1998, net of letters of credit of $23,821 drawn against the Revolving Credit Facility.

     In April 1997, L-3 Communications issued $225,000 of 10 3/8% senior subordinated notes (the "1997 Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. On November 5, 1997, the Company completed its exchange offer relating to the 1997 Notes and the holders of the 1997 Notes received registered securities of L-3 Communications. The 1997 Notes are redeemable at the option of L-3 Communications, in whole or in part, at any time on or after May 1, 2002, at various redemption prices plus accrued and unpaid interest to the applicable redemption rate. In addition, prior to May 1, 2000, L-3 Communications may redeem up to 35% of the aggregate principal amount of 1997 Notes at a redemption price of 109.375% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital.

     In May 1998, L-3 Communications issued $180,000 of 8 1/2% senior subordinated notes (the "1998 Notes") due May 15, 2008 with interest payable semi-annually on May 15 and November 15 of each year, commencing November 15, 1998. The 1998 Notes are redeemable at the option of L-3 Communications, in whole or in part, at any time on or after May 15, 2003, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 15, 2001, L-3 Communications may redeem up to 35% of the aggregate principal amount of 1998 Notes at a redemption price of 108.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital.

     In May 1998, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility and prepaid all of the outstanding Term Loan Facilities.

     On August 13, 1998, the Senior Credit Facilities were amended to add a revolving 364 day commitment credit line for $150,000 (the "Revolving 364 Day Credit Facility"). The Revolving 364 Day Credit Facility expires 364 days after the closing of the amendment, at which time the Company may (i) request that the creditors extend it for one additional 364 day period or (ii) exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which amortize over a two year period beginning March 31, 2001, and must be paid in full no later than March 31, 2003.

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   (COMBINED) FINANCIAL STATEMENTS--CONTINUED

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Senior Credit Facilities, the 1997 Notes and the 1998 Notes agreements contain financial and restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. At June 30, 1998, none of the Company's retained earnings were available to pay dividends. The Senior Credit Facilities contain financial covenants, which remain in effect so long as any amount is owed by the Company thereunder. These financial covenants require that (i) the Company's debt ratio, as defined, be less than or equal to 5.50 for the quarter ended June 30, 1998, and that the maximum allowable debt ratio, as defined therein, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and (ii) the Company's interest coverage ratio, as defined therein, be at least 1.85 for the quarter ended June 30, 1998, and thereafter increasing the interest coverage ratio, as defined therein, to at least 3.10 for any fiscal quarters ended after June 30, 2002. At June 30, 1998 the Company was in compliance with these covenants.

     The indebtedness under the Senior Credit Facilities is guaranteed by Holdings and by certain of L-3 Communications' direct domestic subsidiaries. The payment of principal, premium, if any, and interest on the 1997 Notes and 1998 Notes is unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Communications' domestic subsidiaries, all of which are wholly-owned subsidiaries.

7. STOCK OPTIONS

     On March 2, 1998, Messrs. Lanza and LaPenta each exercised options to purchase 228,571 shares of Class A Common Stock. The options were granted on April 30, 1997 at an exercise price of $6.47. The Company received aggregate proceeds of $2,958 for such exercise and issued 457,124 shares of Class A Common Stock.

     On May 1, 1998, the Company granted options to certain employees other than Messrs. Lanza and La Penta, to purchase 285,370 shares of Common Stock at an exercise price of $22.00 per share and on terms substantially similar to the 1997 Options granted in 1997.

8. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows follow:

                                           SIX MONTHS ENDED   THREE MONTHS ENDED
                                             JUNE 30, 1998      JUNE 30, 1997
                                             -------------      -------------
     Cash paid for interest .............       $18,626               $0
                                                =======               ==
     Cash paid for income taxes .........       $   125               $0
                                                =======               ==

     During the quarter ended March 31, 1998, the Company credited a current income tax benefit of $451 directly to shareholders' equity related to a tax benefit from the exercise of stock options.

     Prior to the L-3 Acquisition, the Predecessor Company participated in the Lockheed Martin cash management system, under which all cash was received and all payments were made by Lockheed Martin. For purposes of the statement of cash flows, all transactions with Lockheed Martin were deemed to have been settled in cash at the time they were recorded by the Predecessor Company.

9. ACCOUNTING POLICIES

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the six months ended June 30, 1998, comprehensive income was

                     L-3 COMMUNICATIONS HOLDINGS INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   (COMBINED) FINANCIAL STATEMENTS--CONTINUED

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

$8,504, and was comprised of net income of $8,223 and other comprehensive income of $281 relating to foreign currency translations. For the six months ended June 30, 1997, there were no differences between net income and comprehensive income.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact, if any, of SOP 98-5.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133 which is effective for all quarters of fiscal years beginning after June 15, 1999.

10.  CONTINGENCIES

     Management is continually assessing the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments with respect to those environmental loss contingencies of which management of the Company is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's result of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

11. SUBSEQUENT EVENTS

     Pursuant to a definitive agreement entered into on July 2, 1998, L-3 Communications acquired the stock of SPD Technologies, Inc. on August 13, 1998 for $230,000, subject to adjustment based on closing adjusted net assets, as defined. The acquisition was financed with cash on hand and borrowings under the Senior Credit Facilities.

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     The Company is a leading merchant supplier of sophisticated secure communication systems and specialized communication products including secure, high data rate communication systems, microwave components, avionics and ocean systems, telemetry, instrumentation and space products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground- and sea-based communication systems and are incorporated into the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the DoD, selected Government intelligence agencies, major aerospace/defense prime contractors, foreign governments and commercial customers. The Company operates primarily in one industry segment, electronic components and systems.

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

     The defense industry has recently undergone significant changes precipitated by ongoing federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating costs and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow. According to Federal Sources, an independent private consulting group, the defense budget for command, control, communications and intelligence ("C3I") is expected to increase from $31.0 billion in the fiscal year ended September 30, 1997 to $42.0 billion in the fiscal year ended September 30, 2002, a compound annual growth rate of 6.3%.


 ACQUISITION HISTORY

     The Company was formed to acquire substantially all of the assets of (i) nine business units previously purchased by Lockheed Martin as part of its acquisition of Loral in 1996 (the "Loral Acquired Businesses") which include eight business units of Loral ("Specialized Communications products") and one business unit purchased by Loral as part of its acquisition of the Defense Systems business of Unisys Corporation in May 1995 ("Communication Systems -- West") and (ii) one business unit purchased by Lockheed Martin as part of its acquisition of the aerospace business of General Electric Company in April 1993 ("Communications Systems -- East"). Collectively, the Loral Acquired Businesses and Communications Systems -- East comprise the "Predecessor Company" or "Businesses".

     During the first quarter of 1998, the Company acquired the assets and liabilities of Ocean Systems, ILEX and STS.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated (Combined) Financial Statements and the notes thereto included herein.

     The condensed consolidated financial statements reflect the Company's results of operations from the effective date of the L-3 Acquisition, April 1, 1997, and also include the results of operations of Ocean Systems, ILEX and STS (collectively, the "1998 Acquisitions") from the effective dates of such acquisitions, which were March 31, 1998 for Ocean Systems, and February 1, 1998 for ILEX and STS. The results of operations presented below exclude the results of operations of the 1998 Acquisitions for periods prior to their effective dates.

     The condensed consolidated (combined) financial statements also reflect the results of operations of the Predecessor Company for the three months ended March 31, 1997. Operating income of the Company and the Predecessor Company are not directly comparable between the six month periods ended June 30, 1998 and 1997, because of the effects of valuation of assets and liabilities recorded in accordance with Accounting Principles Board Opinion No. 16 ("APB 16") by the Company in the purchase accounting for the L-3 Acquisition. Interest expense and income taxes expense for the periods are also not comparable and their impact on the Company is discussed below.

     The results of operations of the Predecessor Company for the three months ended March 31, 1997 include certain costs and expenses allocated by Lockheed Martin for corporate office expenses based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors. Interest expense was allocated based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was allocated to the Predecessor Company as if they were separate taxpayers, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Also pension and post employment benefit costs were allocated based on employee headcount. Accordingly, the results of operations of the Predecessor Company discussed herein may not be the same as would have occurred had the Predecessor Company been an independent entity.


 THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     The following table sets forth the selected statement of operations data for the Company for the periods indicated.

                                                                            THREE MONTHS     THREE MONTHS
                                                                               ENDED             ENDED
                                                                           JUNE 30, 1998     JUNE 30, 1997
                                                                           -------------     -------------
                                                                       (in millions, except per share amounts)
Sales .................................................................      $ 230.4           $ 168.0
                                                                             -------           -------
Operating income ......................................................         19.5              10.7
Interest expense, net .................................................         10.3              10.0
Income tax expense ....................................................          3.6               2.0
                                                                             -------           -------
Net income (loss) .....................................................      $   5.6           $  (1.3)
                                                                             =======           =======
Earnings (loss) per share:
 Basic ................................................................      $  0.24           $ (0.07)
                                                                             =======           =======
 Diluted ..............................................................      $  0.23           $ (0.07)
                                                                             =======           =======
Weighted average shares outstanding:
 Basic ................................................................         23.7              20.0
 Diluted ..............................................................         24.9              20.0
Depreciation and amortization included in operating income(1) .........      $   8.6          $   11.1
EBITDA(1) .............................................................      $  28.1          $   21.8

----------
(1) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs) and the non-recurring, noncash compensation charge. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

     Sales increased to $230.4 million for the three months ended June 30, 1998 (the "1998 Second Quarter") from $168.0 million for the three months ended June 30, 1997 (the "1997 Second Quarter"). Operating income increased to $19.5 million in the 1998 Second Quarter from $10.7 million in the 1997 Second Quarter. Net income increased to $5.6 million in the 1998 Second Quarter from a net loss of $1.3 million in the 1997 Second Quarter. Basic earnings (loss) per share and diluted earnings (loss) per share were $0.24 and $0.23 for the 1998 Second Quarter and ($0.07) and ($0.07) for the 1997 Second Quarter, respectively.

     Basic earnings per share for the 1998 Second Quarter is based on 23,718,000 weighted average shares outstanding, compared with 20,000,000 in the 1997 Second Quarter. Diluted earnings per share for the 1998 Second Quarter is based on 24,853,000 weighted average shares outstanding, compared with 20,000,000 in the 1997 Second Quarter. The increases in basic and diluted weighted average shares outstanding were attributable to the Holdings IPO and the exercise of stock options (see "Liquidity and Capital Resources" below). Diluted earnings per share gives effect to the Holdings stock options which were granted to employees in 1997.

     Sales increased by $62.4 million in the 1998 Second Quarter compared to the 1997 Second Quarter. The Ocean Systems, ILEX and STS acquired businesses contributed sales of $44.2 million. The remaining increase of $18.2 million was primarily attributable to an increase in production and shipments on the CHBDL, Raptor and UAV programs and increased sales volumes of aviation recorders, E2-C and F-14 display systems and RF safety and monitoring products, partially offset by lower sales volume on commercial telecommunications products.

     Operating income increased by $8.8 million to $19.5 million in the 1998 Second Quarter from $10.7 million in the 1997 Second Quarter. Operating income as a percentage of sales ("operating margin") was 8.5% for the 1998 Second Quarter compared to 6.4% for the 1997 Second Quarter. The increase in operating income is principally attributable to (i) improved margins on sales of space communications and military communication systems, aviation recorders and display systems and increased sales volume on higher margin RF safety and monitoring products, partially offset by lower sales volume on commercial telecommunications products, and (ii) the negative impact on operating income for the 1997 Second Quarter from the non-recurring, noncash compensation charge of $4.4 million or $0.22 per share recorded effective April 1, 1997, related to the initial capitalization of the Company. Ocean Systems, ILEX and STS contributed $0.3 million of operating income to the 1998 Second Quarter. Excluding the non-recurring, noncash compensation charge, operating margin for the 1997 Second Quarter was 9.0%. The decline in 1998 Second Quarter operating margin to 8.5% was primarily attributable to lower margins of the acquired Ocean Systems and STS businesses.

     EBITDA for the 1998 Second Quarter increased by $6.3 million to $28.1 million from $21.8 million in the 1997 Second Quarter. EBITDA as a percentage of sales ("EBITDA margin") decreased to 12.2% for the 1998 Second Quarter from 13.0% for the 1997 Second Quarter. The increase in EBITDA was attributable to the items affecting the trends in operating income between the 1998 Second Quarter and the 1997 Second Quarter discussed above, excluding the non-recurring, noncash compensation charge which is not included in EBITDA. The decrease in EBITDA margin was primarily attributable to lower margins of the acquired Ocean Systems and STS businesses.

     Interest expense, net for the 1998 Second Quarter was $10.3 million compared to $10.0 million for the 1997 Second Quarter. The increase was attributable to higher average outstanding debt balances during the 1998 Second Quarter compared to the 1997 Second Quarter as a result of borrowings under the Revolving Credit Facility primarily in connection with the Ocean Systems acquisition and the issuance of the 1998 Notes in May 1998, partially offset by higher interest income on available cash balances in the 1998 Second Quarter.

     The effective income tax rate for the 1998 Second Quarter was 39%, reflecting the estimated effective income tax rate for the year ending December 31, 1998. The effective income tax rate was 278% for the 1997 Second Quarter reflecting the effects of the non-recurring, noncash compensation charge of $4.4 million which was not deductible for income tax purposes. Excluding the non-recurring, noncash compensation charge, the Company's effective income tax rate for the 1997 Second Quarter would have been 39%.

 SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     As noted above, the Company's financial statements reflect its operations since the effective date of the L-3 Acquisition, April 1, 1997, and the results of operations for the three months ended March 31, 1997 represent the results of operations of the Predecessor Company. Accordingly, changes between periods for the six months ended June 30, 1998 (the "1998 First Half") and the six months ended June 30, 1997 (the "1997 First Half") are affected by the timing of the L-3 Acquisition. The results of operations for the 1997 First Half were obtained by aggregating, without adjustment, the historical results of operations of the Predecessor Company for the three months ended March 31, 1997 with the historical results of operations of the Company for the three months period ended June 30, 1997.

     The following table sets forth selected income statement data for the Company and the Predecessor Company for the periods indicated.

                                                                                 PREDECESSOR
                                                COMPANY         COMPANY            COMPANY
                                             ------------   ---------------   ----------------
                                                              THREE MONTHS      THREE MONTHS
                                                 1998            ENDED              ENDED            1997
                                              FIRST HALF     JUNE 30, 1997     MARCH 31, 1997     FIRST HALF
                                             ------------   ---------------   ----------------   -----------
                                                         (in millions, except per share amounts)
Sales ....................................     $ 417.0          $ 168.0           $ 158.9          $ 326.9
                                               -------          -------           -------          -------
Operating income .........................        33.6             10.7               7.9             18.6
Interest expense, net ....................        20.1             10.0               8.4             18.4
Income tax expense (benefit) .............         5.3              2.0              (0.2)             1.8
                                               -------          -------           -------          -------
Net income (loss) ........................     $   8.2         ($   1.3)         ($   0.3)        ($   1.6)
                                               =======          =======           =======          =======
Earnings per share:
 Basic ...................................     $  0.37
                                               =======
 Diluted .................................     $  0.36
                                               =======
Weighted average shares
 outstanding:
 Basic ...................................        21.9
 Diluted .................................        23.0
Depreciation and amortization expenses
 included in operating income(1) .........     $  16.1         $   11.1          $    7.8         $   18.9
EBITDA(1) ................................     $  49.7         $   21.8          $   15.7         $   37.5

----------
(1) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs) and the non-recurring noncash compensation charge. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.


     Sales for the 1998 First Half increased to $417.0 million from $326.9 million for the 1997 First Half. Operating income for the First Half increased by $15.0 million to $33.6 million from $18.6 million in the 1997 First Half. Net income increased to $8.2 million from a net loss of $1.6 million in the 1997 First Half. Basic earnings per share and diluted earnings per share for the 1998 First Half were $0.37 and $0.36, respectively, based on weighted average shares outstanding of 21.9 million and 23.0 million, respectively.

     Sales increased by $90.1 million in the 1998 First Half compared to the 1997 First Half. The Ocean Systems, ILEX and STS acquired businesses contributed sales of $60.5 million. The remaining increase of $29.6 million was primarily attributable to an increase in production and shipments on the CHBDL, Raptor and UAV programs and increased sales volumes of aviation recorders, E2-C and F-14 display systems and RF safety and monitoring products, partially offset by lower sales volume on commercial telecommunications products.

     Operating income increased by $15.0 million to $33.6 million in the 1998 First Half from $18.6 million in the 1997 First Half. Operating margin increased to 8.1% for the 1998 First Half compared to 5.7% for the 1997 First Half. The increase in operating income for the 1998 First Half is principally attributable to (i) improved margins on sales of space communications and military communication systems, aviation recorders and display systems and increased sales volume on higher margin RF safety and monitoring products, partially offset by lower sales volume on commercial telecommunications products and (ii) the negative impact on operating income for the 1997 First Half from the non-recurring, noncash compensation charge of $4.4 million or $0.22 per share recorded effective April 1, 1997, related to the initial capitalization of the Company and losses incurred on three programs by Communication Systems -- East. Ocean Systems, ILEX and STS contributed $0.6 million of operating income to the 1998 First Half. Excluding the non-recurring, noncash compensation charge, operating margin for the 1997 First Half was 7.5%.

     EBITDA for the 1998 First Half increased by $12.2 million to $49.7 million from $37.5 million in the 1997 First Half. EBITDA margin increased to 11.9% for the 1998 First Half from 11.5% for the 1997 First Half. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income between the 1998 First Half and the 1997 First Half discussed above, excluding the non-recurring, noncash compensation charge which is not included in EBITDA.

     Interest expense, net for the Company in the 1998 First Half was $20.1 million, compared to $18.4 million in the 1997 First Half for the Company and Predecessor Company combined. The increase was attributable to higher average outstanding debt balances in the 1998 First Half, partially offset by greater interest income in the 1998 First Half.

     The effective income tax rate of the Company for the 1998 First Half was 39%, reflecting the estimated effective income tax rate for the year ended December 31, 1998. The effective tax rate for the 1997 First Half for the Company and Predecessor Company combined was 768%, and was significantly impacted by the $4.4 million non-recurring noncash compensation charge recorded in April, 1998 and the Predecessor Company's amortization of costs in excess of net assets acquired for the three months ended March 31, 1997 which were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The increases in contracts in process, property, plant and equipment, net of accumulated depreciation and amortization, intangibles, customer advances, other current liabilities, and pension and post-retirement benefits of $99.1 million, $18.4 million, $96.2 million, $39.1 million, $16.5 million, and $10.6 million, respectively, from December 31, 1997 to June 30, 1998 are principally related to the acquired Ocean Systems, ILEX and STS businesses which were completed during the first quarter of 1998.

     On May 19, 1998, Holdings sold 6.9 million shares of its Common Stock in an Initial Public Offering ("IPO") for $22 per share less underwriting discounts and commissions of $1.54 per share, representing 25.2% of Holdings' Common Stock. The net proceeds from the IPO amounted to $139.5 million after underwriting discounts and commissions and expenses of $12.3 million.

     Concurrent with the IPO, L-3 Communications sold $180.0 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due May 15, 2008 (the "1998 Notes"), whose net proceeds amounted to $173.8 million after debt issuance costs of $6.2 million. The 1998 Notes are redeemable at the option of L-3 Communications, in whole or in part, at any time on or after May 15, 2003, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 15, 2001, L-3 Communications may redeem up to 35% of the aggregate principal amount of 1998 Notes at a redemption price of 108.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital.

     The combined net proceeds from the IPO and the 1998 Notes of $313.3 million were used to (i) prepay all $171.0 million of borrowings outstanding under the Term Loan Facilities, and (ii) repay $67.8 million of borrowings under the Revolving Credit Facility, and (iii) increase cash and cash equivalents by $74.5 million. As a result of the debt repayments, there are no borrowings outstanding under the Senior Credit Facilities at June 30, 1998.

     On August 13, 1998, the Senior Credit Facilities were amended to add a revolving 364 day commitment credit line for $150.0 million (the "Revolving 364 Day Credit Facility"). The Revolving 364 Day Credit Facility expires 364 days after the closing of the amendment, at which time the Company may

(i) request that the creditors extend it for one additional 364 day period or
(ii) exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which amortize over a two year period beginning March 31, 2001, and must be paid in full no later than March 31, 2003.

     The Revolving 364 Day Credit Facility together with the Company's Revolving Credit Facility, increased borrowings available to the Company, before reductions for outstanding letters of credit, to $350.0 million. Outstanding letters of credit at June 30, 1998 were approximately
$23.8 million.

     The Senior Credit Facilities, the 1998 Notes and the 1997 Notes contain financial covenants, which remain in effect so long as any amount is owed thereunder by L-3 Communications. The financial covenants under the Senior Credit Facilities require that (i) L-3 Communications' debt ratio, as defined, be less than or equal to 5.50 for the quarter ended June 30, 1998, and that the maximum allowable debt ratio, as defined, thereafter be further reduced to less than or equal to 3.1 for the quarters ending after June 30, 2002, and (ii) L-3 Communications' interest coverage ratio, as defined, be at least 1.85 for the quarter ended June 30, 1998 and thereafter increasing the interest coverage ratio, as defined, to at least 3.10 for any fiscal quarters ending after June 30, 2002. At June 30, 1998, L-3 Communications was and has been in compliance with these covenants at all times.

     The Company has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, including the 1997 Notes and 1998 Notes, or make necessary capital expenditures and program and discretionary investments.

     To mitigate risks associated with changing interest rates on certain of its debt, the Company entered into the interest rate cap and floor contracts (the "interest rate agreements"). The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments to (from) the Company and the counterparties are made at the end of the quarter to the extent due under the terms of the interest rate agreements. Such payments are recorded as adjustments to interest expense. The initial costs of the interest rate agreements are capitalized as deferred debt issuance costs and amortized into interest expense. The impact of the interest rate agreements on interest expense was not material for the six months ended June 30, 1998.

1998 ACQUISITIONS

     During the first quarter of 1998, the Company purchased the assets of Ocean Systems for $67.5 million of cash, the assets of ILEX for $51.9 million of cash, subject to adjustment based on closing net assets and additional consideration based on post-acquisition performance of ILEX, and the assets of STS for $27.0 million in cash, subject to adjustment based upon closing net assets. The Company financed these acquisitions using cash on hand and borrowings under the Revolving Credit Facility, which were subsequently repaid with a portion of the net proceeds from the IPO and 1998 Notes.

     Pursuant to a definitive agreement entered into on July 2, 1998, the Company acquired the stock of SPD Technologies, Inc. ("SPD") on August 13, 1998 for $230.0 million in cash, subject to adjustment based on closing adjusted net assets, as defined. The acquisition was financed with cash on hand and borrowings under the Senior Credit Facilities.

     The Company considers and executes strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engaged in acquisition negotiations at any given time. As of the date hereof, the Company has completed, has reached agreement on or is in discussions regarding certain other acquisitions, that are both individually and in the aggregate not significant to the results of operations or financial position of the Company.


CASH FLOWS


 SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     The following table sets forth selected cash flow statement data for the Company and the Predecessor Company for the Periods indicated:



                                                                                         PREDECESSOR
                                                                   COMPANY                 COMPANY
                                                       ------------------------------- ---------------
                                                          SIX MONTHS     THREE MONTHS    THREE MONTHS
                                                            ENDED           ENDED           ENDED
                                                        JUNE 30, 1998   JUNE 30, 1997   MARCH 31, 1997
                                                       --------------- --------------- ---------------
Net cash from (used in) operating activities .........    $   35.7        $   32.9         $ (16.3)
Net cash (used in) investing activities ..............      (156.5)         (473.6)          ( 4.3)
Net cash from financing activities ...................       143.8           463.3            20.6


     NET CASH FROM (USED IN) OPERATING ACTIVITIES: Cash from operating activities of the Company for the six months ended June 30, 1998 was $35.7 million. Earnings after adjustment for non-cash items provided $30.6 million, and changes in operating assets and liabilities, net of amounts acquired generated $5.1 million.

     Net cash from operating activities for the three months ended June 30, 1997 was $32.9 million. Earnings after adjustment for noncash items provided $12.3 million. Changes in operating assets and liabilities, excluding accrued interest, consisting primarily of decreases in contracts in process of $9.3 million and increases in accrued employment costs of $6.8 million contributed $14.3 million. Increases in accrued interest due to the timings of interest payments contributed $6.3 million.

     Net cash used in operating activities was $16.3 million for the three months ended March 31, 1997. Earnings after adjustment for noncash items which provided $7.5 million were offset by uses of cash for increases in contracts in process of $17.5 million and changes in other operating assets and liabilities, net of $6.3 million. Cash flows used by the Loral Acquired Businesses was $10.2 million. Cash used for operating activities by Communication Systems -- East amounted to $6.1 million.

     The Company's current ratio at June 30, 1998 decreased to 1.9:1 compared with 2.0:1 at December 31, 1997.

     NET CASH (USED IN) INVESTING ACTIVITIES: Cash used in investing activities for the six months ended June 30, 1998 was $156.5 million and consisted primarily of $157.2 million, net of cash acquired, paid by the Company for acquisitions of businesses. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1998 will be approximately $27.0 million.

     Cash used in investing activities for the three months ended June 30, 1997 was $473.6 million and consisted primarily of $470.7 million paid by the Company for the L-3 Acquisition.

     NET CASH FROM FINANCING ACTIVITIES: For the six months ended June 30, 1998, the Company's cash from financing activities was $143.8 million. Net proceeds from the Holdings IPO were $139.5 million. Proceeds from the sale of the 8 1/2% senior subordinated notes were $180.0 million before debt issuance costs of $6.2 million. Additionally, the Company borrowed $67.8 million under the Revolving Credit Facility primarily to finance the Ocean Systems acquisition. The Company used a portion of the net proceeds from its IPO and sale of 8 1/2% senior subordinated notes to repay the $67.8 million borrowings under the Revolving Credit Facility and prepay all outstanding $171.0 million of the Term Loan Facilities. Proceeds from the exercise of stock options on March 2, 1998 by Mr. Lanza and Mr. LaPenta were $3.0 million.

     Cash from financing activities of the Company was $463.3 million for the three months ended June 30, 1997, and was primarily due to the debt incurred and proceeds from the issuance of common stock related to the initial capitalization of the Company and the financing of the L-3 Acquisition.

     Cash from financing activities for the three months ended March 31, 1997 consisted of $20.6 million of advances from Lockheed Martin to the Predecessor Company. Prior to the L-3 Acquisition, the Predecessor Company participated in the Lockheed Martin cash management system, under which all cash was received and all payments were made by Lockheed Martin. For purposes of the statement of cash flows, all transactions with Lockheed Martin were deemed to have been settled in cash at the time they were recorded by the Predecessor Company.

CONTINGENCIES

     See Note 10 to the Condensed Consolidated (Combined) Financial Statements.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public enterprises report information about operating segments and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirements benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 ("Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits" and SFAS No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" were issued. SFAS 132 suggests combined formats form presentation of pension and other postretirement benefits disclosures. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 132.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact, if any, of SOP 98-5.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133 which is effective for all quarters of fiscal years beginning after June 15, 1999.


YEAR 2000 CONVERSION

     Under the Company's decentralized structure, each division maintains and/or outsources its computer-based data processing functions. While each division is responsible for its own computer-based functions, in late 1997 a corporate-wide Year 2000 program (the "Program") was instituted for purposes of overseeing Year 2000 compliance efforts. The Program's major phases include (i) identification of areas requiring update, which began in late 1997; (ii) assessment of required actions and related impacts, which was completed in the second quarter of 1998; (iii) development of update schedule and cost estimates, which was completed in the second quarter of 1998 and (iv) implementation of such plan, including follow-up testing, which commenced during the second quarter of 1998 and scheduled to be completed by mid-1999. Through June 30, 1998, the costs incurred in connection with the Program were not material. Based upon the types of systems employed by the Company, costs of the Program are not expected to be material to the results of operations, liquidity or capital resources of the Company.

     SAFE HARBOR STATEMENT under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties that could cause actual results to differ materially from the Company's current expectations, including but not limited to economic, competitive, leverage, and technological factors and risks inherent in government contracts, affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

                         PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K(A)


    (a)  Exhibits


         Exhibit 11


         L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share


    (b)  Reports on Form 8-K


         Report filed on April 14, 1998 regarding the acquisition of the Ocean Systems business of AlliedSignal, Inc.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     L-3 Communications Holdings, Inc.
                                     and
                                     L-3 Communications Corporation
                                     ------------------------------------------
                                     Registrants


Date: August 14, 1998                Robert V. LaPenta
                                     ------------------------------------------
                                     President, Chief Financial Officer and
                                     Director
                                     Principal Financial Officer