Form 10-K
period 1998-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 1999-03-31
CIK 1039101, 1056239

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1998


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


     For the transition period from       to       Commission file
                                           numbers 001-14141 and 333-46983



                       L-3 COMMUNICATIONS HOLDINGS, INC.
                        L-3 COMMUNICATIONS CORPORATION
          (Exact names of registrants as specified in their charters)



                     DELAWARE                            13-3937434 AND 13-3937436
             (State or other jurisdiction of      (I.R.S. Employer Identification Nos.)
             incorporation or organization)
        600 THIRD AVENUE, NEW YORK, NEW YORK                      10016
       (Address of principal executive offices)                (Zip Code)

                                 (212) 697-1111
                              (Telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                              TITLE OF EACH CLASS
                    Common stock, par value $0.01 per share

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                            New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:
                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  - Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There were 32,466,643 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on March 26, 1999. The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $929.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on April 26, 1999, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                                      PAGE
                                                                                     -----
PART I
 Item 1:  Business .................................................................   1
 Item 2:  Properties ...............................................................  19
 Item 3:  Legal Proceedings ........................................................  19
 Item 4:  Submission of Matters to a Vote of Security Holders ......................  19
PART II
 Item 5:  Market for the Registrant's Common Equity and Related Stockholder
           Matters .................................................................  20
 Item 6:  Selected Financial Data ..................................................  21
 Item 7:  Management's Discussion and Analysis of Results of Operations and
           Financial Condition .....................................................  22
 Item 7A: Quantitative and Qualitative Disclosures About Market Risk ...............  31
 Item 8:  Financial Statements and Supplementary Data ..............................  31
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................  31
PART III
 Item 10: Directors and Executive Officers of the Registrant .......................  32
 Item 11: Executive Compensation ...................................................  32
 Item 12: Security Ownership of Certain Beneficial Owners and Management ...........  32
 Item 13: Certain Relationships and Related Transactions ...........................  32
PART IV
 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  33
Signatures .......................................................................    36

                                    PART I

     "Holdings", "the Company", "L-3", "we", "us" and "our" refer to L-3 Communications Holdings, Inc. and its subsidiaries, including L-3 Communications Corporation ("L-3 Communications"), a wholly owned subsidiary. The "1998 Acquisitions" means our acquisitions in 1998 of the Ocean Systems business ("Ocean Systems") of AlliedSignal Inc., the business of ILEX Systems ("ILEX"), the Satellite Transmission Systems division ("STS") of California Microwave, Inc. and SPD Technologies, Inc. ("SPD"). The "Predecessor Company" means ten initial business units purchased by the Company from Lockheed Martin Corporation ("Lockheed Martin") in April 1997 (the "L-3 Acquisition"). The "IPO" means our initial public offering of common stock in May 1998.


ITEM 1. BUSINESS

COMPANY OVERVIEW

     L-3 Communications is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. We produce secure, high data rate communication systems, microwave components, avionics and ocean systems and telemetry, instrumentation and space products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our customers include the U.S. department of defense ("DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers.

     Our business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. We have two reportable segments, Secure Communication Systems and Specialized Communication Products. In addition, we are seeking to expand the products and technologies of our reportable segments in commercial markets as we discuss under "-- Emerging Commercial Products" below.

     Financial information on our reportable segments is presented in Note 20 to our Consolidated (Combined) Financial Statements included under Item 14. Additional financial data and commentary on the results of operations for reportable segments are included in Management's Discussion and Analysis of Results of Operations and Financial Condition under Item 7. These data and comments should be referred to in conjunction with the summary description of each of our reportable segments which follows.

     SECURE COMMUNICATION SYSTEMS. We are the established leader in secure, high data rate communications for military and other U.S. government reconnaissance and surveillance applications. The operations of our Secure Communication Systems segment are located in Salt Lake City, Utah, Camden, New Jersey and Shrewsbury, New Jersey. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Our major secure communication programs and systems include:

    o secure data links for airborne, satellite, ground-and sea-based remote platforms for information collection, command and control and dissemination to users in real time;

    o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts;

    o secure telephone, fax and network equipment and encryption management;

    o communication software support services to military and related government intelligence markets; and

    o communication systems for surface and undersea platforms and manned space flights.

     We believe that we have developed virtually every high bandwidth data link that is currently used by the military for surveillance and reconnaissance. We are also a leading supplier of communication software support services to military and related government intelligence markets. In addition to these core government programs, we are capitalizing on our technology base by expanding into related commercial communication equipment markets. For instance, we are applying our high data rate communications and archiving technology to the medical image archiving market and our wireless communication expertise to develop local wireless loop telecommunications equipment for the last mile interconnect.

     SPECIALIZED COMMUNICATION PRODUCTS. This reportable segment includes three product categories:


     Microwave Components. We are the preeminent worldwide supplier of commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment. Our microwave products are sold under the industry-recognized Narda brand name through a standard catalog to wireless, industrial and military communication markets. We also provide state-of-the-art, space-qualified communication components including channel amplifiers and frequency filters for the commercial communications satellite market serving major military and commercial frequencies, including Ka band. Approximately 76% of Microwave Components sales for 1998 were made to commercial customers, including Loral Space & Communications, Ltd., Motorola, Inc., Lucent Technologies Inc., AT&T Corp. and Lockheed Martin.

     Avionics and Ocean Products. Avionics and Ocean Products include our aviation recorders, display systems, antenna systems, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. We are the world's leading manufacturer of commercial cockpit voice and flight data recorders (known as "black boxes"). These recorders are sold under the Fairchild brand name both to aircraft manufacturers and to the world's major airlines for their existing fleets of aircraft. Our aviation recorders are also installed on military transport aircraft throughout the world. We provide military and high-end commercial displays for use in military aircraft. We also manufacture high performance surveillance and precision millimeter wave antennas and related equipment for U.S. Air Force, U.S. Army and U.S. Navy aircraft and are the leading supplier of ground-based radomes. We are one of the world's leading product suppliers of acoustic undersea warfare systems and airborne dipping sonar systems to the U.S. and over 20 foreign navies. We are the only fully integrated, full-line provider of qualified turnkey electrical power delivery and management systems for U.S. Navy surface ships and submarines.

     Telemetry, Instrumentation and Space Products. Our Telemetry, Instrumentation and Space Products operations develop and manufacture commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. These products are used to gather flight data and other critical information and transmit it from air or space to the ground. Telemetry products are also used for range safety and training applications to simulate battlefield situations. We are a leading global satellite communications systems provider offering systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. We provide global satellite communications systems and services to customers that include foreign post, telephone and telegraph administrations, domestic and international prime communications infrastructure contractors, telecommunications and satellite service providers, broadcasters and media-related companies, government agencies and large corporations. We also provide commercial, off-the-shelf satellite control software, telemetry, tracking and control ("TT&C"), mission processors and software engineering services to the worldwide military, civilian and commercial satellite markets.

     EMERGING COMMERCIAL PRODUCTS. Building upon our core technical expertise and capabilities, we are seeking to expand into several closely aligned commercial business areas and applications. Emerging Commercial Products currently include the following four niche markets:

    o medical archiving and simulation systems;

    o local wireless loop telecommunications equipment;

    o airport security equipment; and

    o information network security.

     A majority of these commercial products were developed based on technology used in our military businesses with relatively small additional expense. We are applying our technical capabilities in high data rate communications and archiving technology developed in our Secure Communication Systems segment to the medical image archiving market together with the medical systems business of the General Electric Company ("GE"). Based on secure, high data rate communication technology also developed in our Secure Communication Systems segment, we have developed local wireless loop telecommunications equipment that is primarily designed for emerging market countries and rural areas where voice and data communication infrastructure is inadequate or does not exist. We have completed the development phase for the local wireless loop telecommunications equipment and have begun deliveries. In addition, the Federal Aviation Administration awarded us a development contract for next generation airport security equipment for explosive detection. On November 23, 1998, we received FAA certification for our eXaminer 3DX (Trade Mark) 6000 system which is the only second-generation system to receive certification and the only system to generate full, three-dimensional images of all objects in a piece of baggage. To capitalize on commercial opportunities for the information security technologies we developed in our Secure Communication Systems segment, we have also created a new subsidiary focusing on developing and marketing secure information and communication systems for commercial clients. This subsidiary acquired a network security software product through a majority-owned joint venture. We released the third generation of this network security software, Expert (Trade Mark) 3.0, on November 9, 1998. Taken together, revenues generated from our Emerging Commercial Products have not yet been material to us.


INDUSTRY OVERVIEW

     The U.S. defense industry has undergone significant changes precipitated by ongoing federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD had focused its resources on enhancing its military readiness, joint operations and digital command and control communications capabilities by incorporating advanced electronics to improve the performance, reduce operating cost and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow.

     The industry has also undergone dramatic consolidation resulting in the emergence of three dominant prime system contractors (The Boeing Company ("Boeing"), Lockheed Martin and Raytheon Company ("Raytheon")). One outgrowth of this consolidation among the remaining major prime contractors is their desire to limit purchases of products and sub-systems from one another. However, there are numerous essential products, components and systems that are not economical for the major prime contractors to design, develop or manufacture for their own internal use which creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, the Company expects the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core defense-related businesses by AlliedSignal Inc. ("AlliedSignal"), Lockheed Martin and Raytheon.

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


RECENT DEVELOPMENTS


     Microdyne Corporation. On December 3, 1998, we signed an agreement to acquire all of the outstanding common stock of Microdyne Corporation ("Microdyne") for approximately $90.0 million in cash, including the repayment of Microdyne's debt. The Company completed the acquisition in February 1999. Microdyne is a leading global developer and manufacturer of aerospace telemetry receivers, secure communications and technical support services, including specialized telemetry high-frequency radios used in aerospace and satellite communications for data gathering and analysis. Microdyne also provides products for the government and commercial signal intelligence markets and support and repair services for electronic products companies. Microdyne's aerospace telemetry products will enable us to provide integrated solutions to our space customers' requirements for command, control, telemetry and tracking. The purchase of Microdyne was financed using our available cash and borrowings under our bank credit facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".


     Aydin Corporation. On March 1, 1999, we signed an agreement to acquire all of the outstanding common stock of Aydin Corporation ("Aydin") for approximately $72.3 million in cash before taking into account Aydin's cash on hand, which amounted to approximately $11.3 million at the end of February 1999. Pursuant to the acquisition agreement, a tender offer was launched on March 5, 1999 for all the issued and outstanding common stock of Aydin by a wholly owned subsidiary of L-3 Communications. The acquisition is subject to the receipt of a majority of Aydin's common shares outstanding in the tender offer, regulatory approvals and other customary closing conditions. We expect to complete this acquisition during the first half of 1999. Aydin is a leader in telemetry, communications and other electronic products and systems. Aydin's products and systems are used in military and space operations by its government and commercial customers. The acquisition will be financed using available cash and borrowings under our bank credit facilities.


HISTORY


     Holdings was formed in April 1997 by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral Corporation ("Loral"), Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral, Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin to acquire the Predecessor Company from Lockheed Martin pursuant to the L-3 Acquisition. In May 1998, we successfully completed the IPO raising net proceeds of $139.5 million. We raised net proceeds of $173.8 million in a concurrent debt offering. In December 1998, we raised net proceeds of $192.8 million in a debt offering. In February 1999, we raised net proceeds of $201.5 million in a secondary equity offering.


     The Company's executive offices are located at 600 Third Avenue, New York, New York, 10016, and the telephone number at that address is 212-697-1111.

PRODUCTS AND SERVICES


     The systems and products of the Company's two reportable segments are summarized in the following tables:


                         SECURE COMMUNICATION SYSTEMS



               SYSTEMS                         SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
------------------------------------- -------------------------------------- --------------------------------------
 HIGH DATA RATE COMMUNICATIONS
  o  Wideband data links and ground    o  High performance, wideband          o  Used on aircraft, naval ships,
     terminals                            secure communication links for         unmanned aerial vehicles and
                                          interoperable tactical battlefield     satellites for relaying of
                                          data communication and                 intelligence and reconnaissance
                                          reconnaissance                         information

SATELLITE COMMUNICATION TERMINALS
  o  Ground-based satellite            o  Interoperable, transportable        o  Provide remote personnel with
     communication terminals and          ground terminals for remote data       communication links to distant
     payloads                             links to distant segments via          forces
                                          commercial or military satellites

 SPACE COMMUNICATION AND SATELLITE CONTROL
  o  Satellite communication and       o  On-board satellite external         o  International Space Station;
     tracking system                      communications, video systems,         Earth Observing Satellite;
                                          solid state recorders and ground       Landsat-7; Space Shuttle; and
                                          support equipment                      National Oceanic and
                                                                                 Atmospheric Administration
                                                                                 weather satellites
  o  Satellite command and control     o  Software integration, test and      o  Air Force satellite control
     sustainment and support              maintenance support for Air            network and Titan IV launch
                                          Force satellite control network;       system
                                          engineering support for satellite
                                          launch system

 MILITARY COMMUNICATIONS
  o  Shipboard communications          o  Internal and external               o  Shipboard voice communications
     systems                              communications (radio room) for        systems for Aegis cruisers and
                                          ships and submarines                   destroyers and fully automated
                                                                                 Integrated Radio Room (IRR)
                                                                                 for ship-to-ship communications
                                                                                 on Trident submarines
  o  Digital battlefield               o  Communications on the move for      o  Communication systems for U.S.
     communications                       tactical battlefield                   Army C2V
  o  Communication software support    o  Value-added, critical software      o  ASAS, JSTARS, and
     services                             support for C3I systems                GUARDRAIL

 INFORMATION SECURITY SYSTEMS
  o  Secure Telephone Unit (STU        o  Secure and non-secure voice,        o  Office and battlefield secure and
     III)/Secure Terminal Equipment       data and video communication           non-secure communication for
     (STE)                                utilizing ISDN and ATM                 armed services, intelligence and
                                          commercial network technologies        security agencies
  o  Local management devise/key       o  Provides electronic key material    o  User authorization and
     processor (LMD/KP)                   accounting, system management          recognition and message
                                          and audit support functions for        encryption for secure
                                          secure data communication              communication
                                          encryption
  o  Information processing systems    o  Custom designed strategic and       o  Classified military and national
                                          tactical signal intelligence systems   agency intelligence efforts
                                          that detect, collect, identify,
                                          analyze and disseminate
                                          information and related support
                                          contracts

                      SPECIALIZED COMMUNICATION PRODUCTS



                 PRODUCTS                          SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
------------------------------------------ ------------------------------------- --------------------------------------
 MICROWAVE COMPONENTS (CATALOG)
  o  Passive components, switches and       o  Radio transmission, switching      o  Broad-band and narrow-band
     wireless assemblies                       and conditioning; antenna and         commercial applications (PCS,
                                               base station testing and              cellular, SMR, and paging
                                               monitoring                            infrastructure) sold under the
                                                                                     Narda brand name; and broad-
                                                                                     band military applications
  o  Safety products                        o  Radio frequency (RF)               o  Monitor cellular base station and
                                               monitoring and measurement for        industrial RF emissions
                                              safety                                frequency monitoring
  o  Semiconductors (diodes,                o  Radio frequency switches,          o  Various industrial and military
     capacitors)                               limiters, voltage control,            end uses, including commercial
                                               oscillators, harmonic generators      satellites, avionics and specialty
                                                                                     communication products
  o  Satellite and wireless components      o  Satellite transponder control,     o  China Sat, PanAmSat, Telstar,
     (channel amplifiers, transceivers,        channel and frequency separation      Sirius, Tempo, Tiros, Milstar,
     converters, filters and                                                         GPS and LandSat
     multiplexers)
  o  Amplifiers and amplifier based         o  Automatic Test Equipment           o  LEO satellites, ground stations,
     components (amplifiers, up/down           (ATE), military EW, ground and        LMDS, MMDS, military EW and
     converters and Ka assemblies)             space communications                  ATE

 AVIONICS AND OCEAN PRODUCTS
 Aviation Recorders
  o  Solid state crash resistant cockpit    o  Voice recorders continuously       o  Installed on business and
     voice and flight data recorders           record most recent 30-120             commercial aircraft and certain
                                               minutes of voice and sounds           military transport aircraft; sold to
                                               from cockpit and aircraft             both aircraft OEMs and airlines
                                               inter-communications. Flight data     under the Fairchild brand name
                                               recorders record the last 25 hours
                                               of flight parameters
  o  Solid state video recorders            o  Reconnaissance platforms           o  New product

 Antenna Products
  o  Ultra-wide frequency and               o  Surveillance; radar detection      o  F-15, F-16, F-18, E-2C, P-3,
     advanced radar antenna systems                                                  C-130, B-2, AWACS, Apache,
     and rotary joints                                                               Cobra, Mirage (France),
                                                                                     Maritime Patrol (U.K.), and
                                                                                     Tornado (U.K.)
  o  Precision antenna systems serving      o  Antennas for high frequency,       o  Various military and commercial
     major military and commercial             millimeter satellite                  customers
     frequencies, including Ka band            communications programs and
                                               scientific astronomy
  o  Ground based radomes                   o  Protective shields for antennas    o  FAA, weather radar and military
                                               against weather                       applications
 Display Products
  o  Cockpit and mission display            o  High performance, ruggedized       o  E-2C, V-22, F-14, F-117, EA-6B,
     systems and controls                      flat panel and cathode ray tube       C-130, AWACS, JSTARS S-3 and
                                               displays and processors               AH-64
 Ocean Products
  o  Airborne dipping sonar systems         o  Submarine detection and            o  SH-60, SH-2/3, AB-212, EH-101
                                               localization                          and Lynx Helicopters
  o  Submarine and surface ship             o  Submarine and surface ship         o  SSN, SSBN, DDG-963, and
     towed arrays                              detection and localization            FFG-7
  o  Torpedo defense systems                o  Torpedo detection and jamming      o  SSN, SSBN and DDG-963
  o  Mine countermeasure systems            o  Coastal and route survey           o  MCDV (Canada)

                PRODUCTS                          SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
--------------------------------------- ---------------------------------------- -------------------------------------
  o  Naval and commercial power          o  Switching, distribution and           o  All naval combatants;
     delivery and switching products        protection, as well as frequency         submarines, surface ships and
                                            and voltage conversion                   aircraft carriers -- Trident, 688,
                                                                                     NSSN, DDG51, CG49, DD963
                                                                                     and Nimitz -- class CVN
  o  Commercial transfer switches,       o  Production and maintenance of         o  FAA, financial institutions and
     UPS systems and power products         systems and high-speed switches          rail transportation
                                            for power interruption
                                            prevention for computer systems
  o  Shipboard communications and        o  Design, develop and manufacture       o  CVN, NSSN
     controls                               of ship control and interior
                                            communications equipment
  o  Ship electrical repair and          o  Repair, installation, overhaul and    o  All naval combatants
     overhaul                               testing services for USN
                                            shipboard electrical, electronic
                                            and ordinance systems

 TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS
 Airborne, Ground and Space
  Telemetry
  o  Aircraft, missile and satellite     o  Real time data acquisition,           o  JSF, F-15, F-18, F-22, Comanche,
     telemetry and instrumentation          measurement, processing,                 Nimrod (U.K.), Tactical Hellfire,
     systems                                simulation, distribution, display        Titan, EELV, A2100, ATHENA,
                                            and storage for flight testing           ARTEMIS and ICO
  o  Training range telemetry systems    o  Training ranges and test ranges       o  Combat simulation and tests

 Space Products
  o  Global satellite communications     o  Satellite transmission of voice,      o  Rural telephony or private
     systems                                video and data                           networks, direct to home uplinks,
                                                                                     satellite news gathering and
                                                                                     wideband applications
  o  Electronic safe and arm devices     o  Missles                               o  Hellfire, Longbow, Javelin

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

     L-3 provides these secure high band width products to the U.S. Air Force, Navy, Army and various U.S. government agencies, many through long-term sole source programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications. U.S. government programs include:
U-2 Support Program, Common High-Band Width Data Link ("CHBDL"), Battle Group Passive Horizon Extension System ("BGPHES"), Light Airborne Multi-Purpose System ("LAMPS"), TriBand SATCOM Subsystem ("TSS"), major unmanned aerial vehicle ("UAV") programs and Direct Air-Satellite Relay ("DASR").


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


 o  INFORMATION SECURITY SYSTEMS

     The Company has produced more than 100,000 secure telephone units ("STU III") which are in use today by the U.S. armed forces to provide secure telephone capabilities for classified confidential communication over public commercial telephone networks. The Company has begun producing the next-generation digital, ISDN-compatible STE. STE provides clearer voice and thirteen-times faster data/fax transmission capabilities than the STU III. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module mounted on a PCMCIA card holding the algorithms, keys and personalized credentials to identify its user for secure communications access. The Company also provides LMD/KP which is the workstation component of the U.S. government's Electronic Key Management System ("EKMS"), the next generation of information security systems. EKMS is the Government system to replace current "paper" secret keys used to secure government communications with "electronic" secret keys. LMD/KP is the component of the EKMS which produces and distributes the electronic keys. L-3 also develops specialized strategic and tactical SIGINT systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.


SPECIALIZED COMMUNICATION PRODUCTS


MICROWAVE COMPONENTS

     L-3 is the preeminent worldwide supplier of commercial off-the-shelf, high performance RF microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. The Company is also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. L-3 sells many of these components under the well-recognized Narda brand name and through a comprehensive catalog of standard, stocked hardware. L-3 also sells its products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. The Company operates from three principal sites, one in Hauppauge, New York ("Narda East") and two in Sacramento, California, ("Narda West" and "DBS").

     Narda East represents approximately 71% of L-3's microwave sales volume, offering high performance microwave components, networks and instruments to the wireless, industrial and military communications markets. Narda East's products can be divided into three major categories: passive components, higher level wireless assemblies/monitoring systems and safety instruments.

     Passive components are generally purchased in narrow frequency configurations by wireless original equipment manufacturers and service providers. Similar components are purchased in wide frequency configurations by first-tier military equipment suppliers. Commercial applications for Narda components are primarily in cellular or PCS base stations. Narda also manufactures higher level assemblies for wireless base stations and the paging industry. These products include communication antenna test sets, devices that monitor reflected power to determine if a cellular base station antenna is working and whether the base station radios are operating at peak power levels. Military applications include general procurement for test equipment or electronic surveillance and countermeasure systems. Safety products are instru-ments which are used to measure the level of non-ionizing radiation in a given area, i.e., from an antenna, test set or other emitting source, and determine whether human exposure limits are within federal standards.

     Narda West designs and manufactures state-of-the-art space-qualified and wireless components. Space qualified components include channel amplifiers, linearizers and diplexers/multiplexers, which are used to separate various signals and direct them to the appropriate other sections of the payload. Narda West's primary areas of focus are communications satellite payload products. Channel amplifiers and linearizers constitute Narda West's main satellite products. Channel amplifiers amplify the weak signals received from earth stations by a factor of 1 million, and then drive the power amplifier tubes that broadcast the signal back to earth. These products are sold to satellite manufacturers and offer lower cost, lower weight and improved performance as compared to in-house alternatives. On a typical satellite, for which there are 20 to 50 channel amplifiers, Narda West's channel amplifiers offer cost savings of up to 60% (up to $1 million per satellite) and decrease launch weight by up to 25 kilograms. Linearizers, used either in conjunction with a channel amplifier or by themselves, pre-distort a signal to be transmitted back to earth before it enters a Traveling Wave Tube ("TWT") for amplification. This pre-distortion is exactly the opposite of the distortion created at peak power by the TWT and, consequently has a cancellation effect that keeps the signal linear over a much larger power band of the tube. This significantly increases the useful output power of the TWT and consequent terrestrial coverage from the satellite.

     Narda West products include wireless microwave components for cellular and PCS base station applications. These products include filters used to transmit and receive channel separation as well as ferrite components which isolate certain microwave functions, thereby preventing undesired signal interaction. Other products include a wide variety of high reliability power splitters, combiners and filters for spacecraft and launch vehicles, such as LLV, Tiros, THAAD, Mars Surveyor, Peacekeeper, Galileo, Skynet, Cassini, Milstar, Space Shuttle, LandSat, FltSatCom, GPS, GPS Block IIR, IUS, ACE, SMEX and certain classified programs. The balance of the operation's business involves wideband filters used for electronic warfare applications.

     DBS designs and manufactures both broad and narrow band amplifiers and amplifier-based products in the microwave and millimeter wave frequencies. These amplifiers are used as low-noise, high-gain components in defense and communications applications. These devices can be narrow band for communication needs or broadband for electronic warfare. DBS has an extensive offering of amplifier designs allowing it to rapidly respond to unique requirements from its marketplace.

     DBS offers standard packaged amplifiers for use in various automated test equipment and system applications. It is also developing higher-level assemblies for specific military applications in which the amplifier serves as the cornerstone component. For future growth, DBS is at the forefront of technology in both the design and manufacturing of millimeter range ((is greater than or equal to) 20GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS and ground terminals for LEOS. Further, DBS is starting to penetrate the space qualified communications market with designs applicable to many LEO communication satellite needs.


AVIONICS AND OCEAN PRODUCTS


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



 o  ANTENNA PRODUCTS

     Under the Randtron brand name, L-3 produces high performance antennas designed for surveillance, high-resolution, ultra-wide frequency bands, detection of low radar cross section ("LRCS") targets, LRCS installations, severe environmental applications and polarization diversity. L-3's main antenna product is a sophisticated 24-foot diameter antenna operational on all E-2C aircraft. This airborne antenna consists of a 24-foot rotating aerodynamic radome containing a UHF surveillance radar antenna, IFF antenna and forward and aft auxiliary antennas. Production of this antenna began in the early 1980s, and production is planned beyond 2000 for the E-2C, P-3 and C-130 AEW aircraft. The replacement for this antenna is a very adaptive radar currently under development for introduction early in the next decade. L-3 also produces broad-band antennas for a variety of tactical aircraft and rotary joints for the AWAC's and E-2C's antenna. Randtron has delivered over 2,000 aircraft sets of antennas and has a current backlog through 1999. L-3 is a leading supplier of ground-based radomes. Radomes are designed to enclose an antenna system as a protective shield against the environment as well as to accentuate the performance of an antenna system. Radomes are used to enclose antenna systems used for air traffic control, weather radar, defense and scientific purposes.


 o  DISPLAY PRODUCTS

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


 o  OCEAN PRODUCTS

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

     SPD is the world's leading provider of state-of-the-art, mission-critical electronics and electrical power delivery products, systems and subsystems, as well as communications and control systems for the U.S. Navy and many domestic and international customers. In addition, SPD provides communications subsystems and electrical products for transportation and utilities businesses. SPD's four business units are: SPD Electrical Systems, which is the leading U.S. manufacturer of military power delivery systems and components focused on switching, distribution and protection providing engineering design and development, manufacturing and overhaul and repair services; Power Paragon, which is one of the world's leading providers of high technology electrical power distribution, control and conversion systems focused on frequency and voltage conversion for military and commercial applications; Henschel, which is the leading designer, developer, and manufacturer of ship control and interior communications equipment; and Pac Ord, which is the only combat systems overhaul and repair contractor, which services the U.S. Naval Fleet on a national basis with locations in San Diego, Norfolk and Jacksonville.

 o  TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS

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

     Additionally, for satellite platforms, the equipment also acquires the command uplink that controls the satellite and transmits the necessary data for ground processing. In these applications, high reliability of components is crucial because of the high cost of satellite repair and the length of uninterrupted service required. Telemetry also provides the data to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. Telemetry and command/control products are currently provided on missile programs such as AMRAAM, ASRAAM, AIM-9X, JASSM, JDAM, FOTT, ATACMS and PAC-3, as well as satellite programs such as GPS BLK IIF, GLOBALSTAR, EARTHWATCH, SBIRS, LUNAR PROSPECTOR, MTSAT, ARTEMIS and Hughes ICO.


 o  AIRBORNE, GROUND AND SPACE TELEMETRY

     The Company provides airborne equipment and data link systems to gather critical information and to process, format and transmit it to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. These products are available in both COTS and custom configurations and include software and software engineering services. Major customers are the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles, munitions and bombs. Ground instrumentation activity occurs at the ground station where the serial stream of combined data is received and decoded in real-time, as it is received from the airborne platform. Data can be encrypted and decrypted during this process, an additional expertise that the Company offers. The Company recently introduced the NeTstar satellite ground station, which collapses racks of satellite RF receivers, demodulators and related units into a PC.


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


EMERGING COMMERCIAL PRODUCTS


 o  MEDICAL ARCHIVING AND SIMULATION SYSTEMS

     The Company markets jointly with GE Medical Systems GEMnet (Trade Mark) , a cardiac image management and archive system through an exclusive reseller arrangement with GE Medical Systems. GEMnet (Trade Mark) eliminates the use of cinefilm in a cardiac catheterization laboratory by providing a direct digital connection to the laboratory. The system provides for acquisition, display, analysis and short-and long-term archive of cardiac patient studies, providing significant cost savings and process improvements to the hospital. The Company is an exclusive reseller of EchoNet (Trade Mark) pursuant to a reseller arrangement with Heartlab, Inc. EchoNet (Trade Mark) is a digital archive management and review system designed specifically for the echocardiology profession. The system accepts digital echocardiology studies from a variety of currently available ultrasound systems, manages the studies, making them available on a network, and allows the physicians and technicians to become more productive. EchoNet (Trade Mark) is a trademark of Heartlab, Inc. GEMnet (Trade Mark) is a trademark of GE.

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


 o  AIRPORT SECURITY EQUIPMENT

     The FAA has awarded the Company a development contract for next generation airport security equipment for explosive detection. L-3 has teamed with Analogic Corporation and GE to design and produce an explosive detection system ("EDS") utilizing a dual energy computer tomography ("CT") X-ray system. L-3's EDS system, the eXaminer 3DX (Trade Mark) 6000, will analyze the contents of checked baggage at airports for a wide-range of explosive material as specified by the FAA. On November 23, 1998, L-3 received FAA certification for its eXaminer 3DX (Trade Mark) 6000 system which is the only second-generation system to receive certification and the only system to generate full, three-dimensional images of all objects in a piece of baggage. The eXaminer 3DX (Trade Mark) 6000 has been certified at 500 bags per hour but eventually will be capable of inspecting baggage at an average of 675 bags per hour, which will allow screening of passenger-checked baggage for a large body aircraft, such as a Boeing 747, in approximately 40 minutes. It can be installed as a stand-alone unit in a conveyor system or in a mobile van.


 o  INFORMATION NETWORK SECURITY

     The Company is applying its information security capabilities developed at Communication Systems -- East to the commercial markets through the formation of a new subsidiary, L-3 Communications Secure Information Technology, Inc. ("L-3 Secure Information Technology"). Through a majority-owned joint venture ("L-3 Network Security"), L-3 Secure Information Technology acquired a network security software business from Trident Data Systems, which retained a minority interest in L-3 Network Security.

     In early November 1998, L-3 Network Security announced the release of its third-generation network security software, Expert (Trade Mark) 3.0, which automates the sophisticated network risk analysis process. This software was first developed for the U.S. Air Force and is now used by leading corporations, consulting firms and government agencies. Expert (Trade Mark) 3.0 allows network administrators and business managers to measure and manage information risk by first automatically mapping a user's network, compiling a database of all systems, applications and services -- including unauthorized modems. Expert (Trade Mark) 3.0's risk algorithms then quantify the amount of risk present in all parts of the network and analyze the likelihood of various insider and outsider threats, linking these threats to actual vulnerabilities present on the network. Expert (Trade Mark) 3.0's databases contain virtually all publicly known computer vulnerabilities, researched and verified by L-3's full-time security team. A comprehensive vulnerability report is provided by Expert (Trade Mark) 3.0, which permits users to quantify risk measures and to formulate a basis for information security policy.


CONTRACTS

     A significant portion of L-3's sales are derived from high-priority, long-term programs and from programs for which L-3 has been the incumbent supplier, and in many cases acted as the sole provider for many years. Approximately 60% of L-3's 1998 sales of $1,037.0 million were generated from sole source contracts. L-3's customer satisfaction and excellent performance record are evidenced by its performance-based award fees exceeding 90% on average over the past two years. Management believes prime contractors will increasingly award long-term, sole source, outsourcing contracts to the merchant supplier they believe is most capable on the basis of quality, responsiveness, design, engineering and program management support as well as cost. As a consequence of L-3's strong competitive position, the Company has experienced a contract award win rate for 1998 in excess of 63% on new competitively bid contracts and in excess of 90% on contracts for which L-3 was the incumbent.

     The Company enjoys a diverse business mix with a limited program exposure, a favorable balance of cost plus and fixed price contracts, a significant sole source follow-on business and an attractive customer profile. See "Customers" below. L-3's sales mix of contracts for 1998 was 30% cost plus and 70% fixed price, providing the Company with a favorable mix of predictable profitability (cost plus) and higher margin (fixed price) business.

     Under firm fixed price contracts the Company agrees to perform for a predetermined contract price. Although the Company's fixed price contracts generally permit the Company to keep profits if costs are less than projected, the Company does bear the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts. Generally, firm fixed price contracts offer higher margin than cost plus type contracts. All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government. To date, no significant fixed price contract of the Company has been terminated.

     Companies supplying defense-related equipment to the U.S. government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for products of the type manufactured by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns could have an adverse effect on the Company.


BACKLOG

     The Company's backlog as of December 31, 1998 amounted to $855.9 million, of which $323.6 million was for the Secure Communication Systems segment and $532.3 million for the Specialized Communication Products segment. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis; however, no assurance can be given that the Company's backlog will become revenues in any particular period or at all. Funded backlog does not include the total contract value of multi-year, cost-plus reimbursable contracts, which are funded as costs are incurred by the Company. Funded backlog also does not include unexercised contract options which represent the amount of revenue which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from purchase orders to be issued under indefinite quantity contracts or basic ordering agreements. Overall, approximately 81% of the December 31, 1998 funded backlog is expected to be shipped over the next twelve-month period.


CUSTOMERS

     L-3 enjoys an attractive customer mix of defense and commercial business, with DoD related sales accounting for 64% and commercial, U.S. government (non-DOD) and foreign government sales accounting for approximately 36% of 1998 sales of $1,037.0 million. The Company intends to leverage this favorable business profile to expand its merchant supplier business base. The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. government. Approximately 69% of the Company's sales were made to agencies of the U.S. government or to prime contractors or subcontractors of the U.S. government. Various U.S. government agencies and contracting entities exercise independent purchasing decisions. Therefore, sales to the U.S. government generally are not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer. For 1998 the Company had approximately 345 contracts with a value exceeding $1.0 million. Sales to the U.S. government for 1998, including sales through prime contractors, were $716.2 million. The Company's largest program is a long-term, sole source cost plus support contract for the U-2 program which contributed approximately 8% of 1998 sales. No other program represented more than 5% of 1998 sales. Sales to Lockheed Martin for 1998 were $70.4 million or approximately 7% of total sales.


COMPETITION

     The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost to the Government customer, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole source or work directed by the Government to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the Government should choose to reopen the particular program to competition. Approximately 40% of the Company's $1,037.0 million sales for 1998 were related to competitive contracts.

     The Company experiences competition from industrial firms and U.S. government agencies, some of which have substantially greater resources than the Company. These competitors include: AlliedSignal, Inc. ("AlliedSignal"), Cubic Corporation, Eaton Corporation, Globecomm Systems Inc., Harris Corporation, Hughes, Motorola, Scientific-Atlanta, Inc., Thomson Marconi Sonar Ltd., Titan Corporation and TRW Inc. A majority of the sales of the Company is derived from contracts with the Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company. Management believes the Company will continue to be able to compete successfully based upon the quality and cost competitiveness of its products and services.


RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. As of December 31, 1998, the Company employed approximately 2,775 engineers (of whom 17.5% hold advanced degrees). The amounts of research and development performed under customer-funded contracts and Company-sponsored research projects including bid and proposal costs for 1998 were $241.3 million.


PATENTS AND LICENSES

     Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work.


GEOGRAPHIC REGION SALES

     Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations, cash flows or financial position.


ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in its operations. The Company continually assesses its obligations and compliance with respect to these requirements. Management believes that the Company's current operations are in substantial compliance with all existing applicable environmental laws and permits. The Company does not currently project the need for any material unbudgeted expenditures to remain in compliance with applicable environmental laws and regulations.

     In connection with the L-3 Acquisition, the Company assumed certain on-site and off-site environmental liabilities related to events or activities occurring prior to the L-3 Acquisition. Lockheed Martin retained all environmental liabilities for all facilities no longer used by the Predecessor Company and agreed to fully indemnify the Company for such pre-existing site environmental liabilities. Lockheed Martin has also agreed, for the first eight years following April 1997, to pay 50% of all costs incurred by the Company above those reserved for on the Company's balance sheet at April 1997 relating to certain Company-assumed environmental liabilities and, for the seven years thereafter, to pay 40% of certain reasonable operation and maintenance costs relating to any environmental remediation projects undertaken in the first eight years. The Company is aware of environmental contamination at two of the facilities acquired from Lockheed Martin that will require ongoing remediation. In November 1997, the Company sold one such facility located in Sarasota, Florida, while retaining a leasehold interest in a portion of that facility, in a transaction in which the buyer contractually agreed to assume responsibility for further remediation of the Sarasota site.

     In connection with the acquisition of Ocean Systems, the Company acquired a German company ("ELAC") with operations in Kiel, Germany. In November 1998, the Company exercised its option to purchase the real property leased by ELAC, which has environmental contamination consisting of chlorinated solvents in the groundwater beneath and adjoining the site. Honeywell Inc. ("Honeywell"), the owner of ELAC before AlliedSignal and the owner of the property at the time of the option exercise, has retained the liability for remediating contamination at the ELAC site occurring prior to the sale of ELAC by Honeywell and has contractually agreed to indemnify AlliedSignal and ELAC for such environmental remediation obligations. Management believes that any required remediation at the ELAC site is covered by Honeywell's obligation.

     In connection with the acquisition of STS, the Company acquired certain facilities located in Hauppauge, New York. As part of that acquisition, California Microwave Inc. ("California Microwave") agreed to retain liability for environmental contamination occurring prior to the closing date. Subsequent to the acquisition, the Company performed an environmental assessment of the ground water beneath the site and determined that the ground water contained chlorinated solvents only used by STS prior to the closing of the STS acquisition. The Company has informed California Microwave of the results of its investigation and California Microwave is performing a further investigation of the ground water contamination. Management believes that any necessary remediation is covered California Microwave's obligation.


PENSION PLANS

     In connection with the L-3 Acquisition, Holdings and L-3 Communications Corporation assumed certain liabilities relating to defined benefit pension plans for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to Holdings and L-3 Communications. Prior to the consummation of the L-3 Acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. These assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems -- West and Aviation Recorders pension plans (the "Subject Plans").

     With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment") among Lockheed Martin, L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, the Company achieves investment grade credit ratings. Pursuant to the Lockheed Martin Commitment, the PBGC agreed that it would take no further action in connection with the L-3 Acquisition.

     In return for the Lockheed Martin Commitment, L-3 Communications entered into an agreement with Lockheed Martin, dated as of April 30, 1997, pursuant to which L-3 Communications provided certain assurances to Lockheed Martin including, but not necessarily limited to, (i) continuing to fund the Subject Plans consistent with prior practices and to the extent deductible for tax purposes and, where appropriate, recoverable under U.S. government contracts,
(ii) agreeing to not increase benefits under the Subject Plans without the consent of Lockheed Martin, (iii) restricting the Company from a sale of any businesses employing individuals covered by the Subject Plans if such sale would not result in reduction or elimination of the Lockheed Martin Commitment with regard to the specific plan and (iv) if the Subject Plans were returned to Lockheed Martin, granting Lockheed Martin the right to seek recovery from the Company of those amounts actually paid, if any, by Lockheed Martin with regard to the Subject Plans after their return. In addition, upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Lockheed Martin may exercise this right by giving 45 days prior written notice to the Company after the occurrence of such triggering events if it has concluded that the liabilities of the Subject Plans would increase unreasonably. As a result of a decrease in the PBGC-mandated discount rate in 1998 and the resulting increase in the underlying liability, one of such triggering events has occurred. The Company has notified Lockheed Martin of this fact. On February 4, 1999, Lockheed Martin informed the Company that it has no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.


EMPLOYEES

     As of December 31, 1998, the Company employed approximately 8,000 full-time and part-time employees. The Company believes that its relations with its employees are good.

     Approximately 540 of the Company's employees at its Communication Systems -- East operation in Camden, New Jersey are represented by four unions, the Association of Scientists and Professional Engineering Personnel, the International Federation of Professional and Technical Engineers, the

International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers and an affiliate of the International Brotherhood of Teamsters. The collective bargaining agreements for these four unions were successfully renegotiated in mid-1998 without any disruptions to operations. Three of the collective bargaining agreements will expire in 2002, and the other agreement will expire in 2001.


     Approximately 200 employees of Ocean Systems are represented by the United Auto Workers. The collective bargaining agreement expires in mid-1999. Approximately 140 of the employees at Ocean Systems' ELAC subsidiary in Kiel, Germany are represented by the Metal Trade Industrial Workers of the Hamburg Region and ELAC is represented by the Association of Metal Industry Employers for Schleswig-Holstein. While the Company has not yet initiated discussions with representatives of the United Auto Workers, management believes it will be able to negotiate, without material disruption to its business, a satisfactory new labor contract with these employees. However, there can be no assurance that a satisfactory agreement will be reached with the covered employees or that a material disruption to operations of Ocean Systems will not occur.


     Approximately 350 of SPD's employees located in Philadelphia, Pennsylvania are represented by the United Automobile Aerospace and Agricultural Implement Workers of America, Local 1612 Amalgamated. The four collective bargaining agreements covering these employees expire in early April 1999, following a six year labor agreement. While the Company has not yet initiated discussions with representatives of the union, management believes that it will be able to negotiate, without material disruption to its business, satisfactory new collective bargaining agreements. However, there can be no assurance that a satisfactory agreement will be reached with the covered employees or that a material disruption to the Company's Philadelphia operations will not occur. Approximately 20 of SPD's employees located in Anaheim and National City, California are represented by the International Brotherhood of Electrical Workers, Local 569, whose collective bargaining agreement expires in late May 2000 and approximately 20 employees are represented by the International Association of Machinists and Aerospace Workers, Local 389 whose collective bargaining agreement expires in early February 2000.

ITEM 2. PROPERTIES


     The table below sets forth certain information with respect to significant manufacturing facilities and properties of the Company.




                     LOCATION                           OWNED       LEASED
--------------------------------------------------   ----------   ---------
                                                    (thousands of square feet)
L-3 Headquarters, NY .............................         --         29.7
L-3 Washington Operations, Arlington, VA .........         --          4.6
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ ......................................         --        580.6
 Salt Lake City, UT ..............................         --        487.7
SPECIALIZED COMMUNICATION PRODUCTS:
 Anaheim, CA .....................................         --        165.3
 Folsom, CA ......................................         --         57.5
 Menlo Park, CA ..................................         --         93.1
 San Diego, CA ...................................       196.0        68.9
 Sylmar, CA ......................................         --        273.0
 Sarasota, FL ....................................         --        143.7
 Alpharetta, GA ..................................        93.0         --
 Concord, MA .....................................         --         60.0
 Lowell, MA ......................................         --         47.0
 Newburyport, MA .................................         --         81.2
 Hauppauge, NY ...................................       240.1         --
 Philadelphia, PA ................................         --        230.0
 Warminster, PA ..................................        40.9         --
 Kiel, Germany ...................................         --        302.7
 Leer, Germany ...................................         --         60.9

     In total, the Company owns approximately 600,000 square feet and leases approximately 3.0 million square feet of manufacturing facilities and properties.


ITEM 3. LEGAL PROCEEDINGS


     From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes it is adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK


     The common stock of Holdings is traded on the New York Stock Exchange (the "NYSE") under the symbol "LLL". The following table sets forth, for each of the quarterly periods indicated since the IPO, the high and low closing price of the common stock as reported on the NYSE.




                                                   COMMON STOCK MARKET PRICE
                                                   -------------------------
1998                                                   HIGH          LOW
-------------------------------------------------- ------------ ------------
Fourth quarter ...................................  $   48.19    $   34.94
Third quarter ....................................      39.69        31.19
Second quarter (commencing May 19, 1998) .........      32.50        26.63

     On March 26, 1999, the closing price of Holdings common stock, as reported by the NYSE, was $44.19 per share. As of March 26, 1999, there were 111 stockholders of record of Holdings' common stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.


     L-3 Communications is a wholly owned subsidiary of Holdings.


DIVIDEND POLICY


     Since its inception, effective April 1, 1997, Holdings has paid no cash dividends on its common stock. Holdings currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of Holdings and its subsidiaries and such other facts as the Board of Directors of Holdings may consider, including any contractual or statutory restrictions on Holdings' ability to pay dividends. Moreover, Holdings is a holding company and its ability to pay dividends is dependent upon receipt of dividends, distributions, advances, loans or other cash transfers from L-3 Communications. Certain outstanding debt instruments of L-3 Communications limit its ability to pay dividends or other distributions on its common stock or to make advances, loans or other cash transfers to Holdings.

ITEM 6. SELECTED FINANCIAL DATA


     The selected consolidated (combined) financial data have been derived from the audited financial statements for the respective periods. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated (Combined) Financial Statements of the Company (Predecessor Company) included elsewhere herein. Prior to April 1, 1996, the Predecessor Company was only comprised of Communications Systems -- East.




                                                  COMPANY                             PREDECESSOR COMPANY
                                     ---------------------------------   ----------------------------------------------
                                                                            THREE
                                                         NINE MONTHS       MONTHS
                                       YEAR ENDED           ENDED           ENDED         YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,      DECEMBER 31,      MARCH 31, -----------------------------------
                                         1998(1)           1997(2)          1997      1996(3)     1995(4)     1994(4)
                                     --------------   ----------------   ---------- ----------- ----------- -----------
                                                      (in millions except per share
                                                                  data)
STATEMENT OF OPERATIONS DATA:
Sales ............................    $  1,037.0         $  546.5         $  158.9   $  543.1    $  166.8    $  218.9
Operating income .................         100.3             51.5  (5)         7.9       43.7         4.7         8.4
Interest expense, net(6) .........          46.9             28.5              8.4       24.2         4.5         5.5
Provision (benefit) for income
 taxes(6) ........................          20.9             10.7           (  0.2)       7.8         1.2         2.3
Net income (loss) ................          32.6             12.3  (5)      (  0.3)      11.7      (  1.0)        0.6
Earnings per common share:
 Basic ...........................    $      1.32        $    0.62(5)
 Diluted .........................           1.26             0.61 (5)
Weighted average common
 shares outstanding:
 Basic ...........................          24.7             20.0
 Diluted .........................          25.9             20.0
BALANCE SHEET DATA
 (AT PERIOD END):
Working capital ..................    $    157.8         $  143.2                    $   98.8    $   21.1    $   19.3
Total assets .....................       1,285.4            697.0                       590.6       228.5       233.3
Long-term debt ...................         605.0            392.0
Invested equity ..................                                                      473.6       194.7       199.5
Shareholders' equity .............         300.0            113.7

----------
(1) Includes the results of operations of the 1998 Acquisitions from their respective effective dates.

(2)   Reflects the L-3 Acquisition effective April 1, 1997.

(3) Reflects the Predecessor company's ownership of nine business units acquired by Lockheed Martin from Loral effective April 1, 1996.

(4)   Reflects operations of Communication Systems -- East.

(5) Includes a nonrecurring, noncash compensation charge of $4.4 million ($0.22 per share) related to the initial capitalization of the Company, which was recorded effective April 1, 1997.

(6) For periods prior to April 1, 1997, interest expense and income tax (benefit) provision were allocated to the Predecessor Company from Lockheed Martin.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     The Company is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the DoD, certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     The Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. The Secure Communication Systems segment also supplies communication software support services to military and related government intelligence markets. The Specialized Communication Products segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products.

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

     The defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and the value-added capability of digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating costs and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow.


 ACQUISITION HISTORY

     In April 1997 pursuant to the L-3 Acquisition the Company acquired substantially all of the assets of ten business units, comprising the Predecessor Company, from Lockheed Martin. The Predecessor Company was comprised of (i) nine business units that Lockheed Martin acquired from Loral in April 1996 (the "Loral Acquired Businesses"), which included eight business units (that initially comprised the Specialized Communication Products segment) and Communication Systems -- West, and (ii) one business unit purchased by Lockheed Martin as part of its acquisition of the aerospace business of General Electric in April 1993 ("Communication Systems -- East"). Communication Systems -- West and Communication Systems -- East initially comprised the Secure Communications Systems segment.

     1998 Acquisitions. On August 13, 1998, the Company purchased all of the outstanding stock of SPD. On March 30, 1998, March 4, 1998 and February 5, 1998, respectively, the Company acquired the assets of the Ocean Systems, ILEX and STS. Collectively, the acquisitions of SPD, Ocean Systems, ILEX and STS comprise the 1998 Acquisitions. Additionally, during 1998, the Company purchased several other operations and product lines, which individually and in the aggregate were not material to the results of operations or financial position of the Company.

     Microdyne Corporation. On December 3, 1998, the Company signed an agreement to acquire all of the outstanding common stock of Microdyne for approximately $90.0 million in cash, including the repayment of Microdyne's debt. The Company completed the acquisition of Microdyne in February 1999.


     Aydin Corporation. On March 1, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Aydin for approximately $72.3 million in cash before taking into account Aydin's cash on hand which amounted to approximately $11.3 million at the end of February 1999. The acquisition is subject to the receipt of a majority of Aydin's common shares outstanding in the tender offer, regulatory approvals and other customary closing conditions. The Company expects to complete this acquisition during the first half of 1999.



RESULTS OF OPERATIONS


     The following information should be read in conjunction with the Consolidated (Combined) Financial Statements, which reflect the Company's results of operations from the effective date of the L-3 Acquisition, April 1, 1997, and include the results of operations of the 1998 Acquisitions from the respective effective dates of each of those acquisitions. The financial statements also reflect the results of operations of the Predecessor Company for the three months ended March 31, 1997 and the year ended December 31, 1996 which include the results of operations of the Loral Acquired Businesses beginning on April 1, 1996, the effective date of that acquisition by the Predecessor Company. Accordingly, the results of operations for the years ended December 31, 1998, 1997 and 1996 are significantly affected by the timing of those acquisitions.


     The results of operations of the Predecessor Company include certain costs and expenses allocated to it by Lockheed Martin for corporate office and certain other expenses primarily using an allocation methodology prescribed by U.S. government regulations for government contractors. Pension and postretirement benefit costs were allocated based on employee headcount. Interest expense was allocated to the Predecessor Company based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was prepared on a separate taxpayer basis, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Accordingly, the results of operations the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity.


     The following table provides selected income statement data for the Company for the year ended December 31, 1998 ("1998") and the nine-month period ended December 31, 1997 and for the Predecessor Company for the three-month period ended March 31, 1997 and the year ended December 31, 1996 ("1996"). For purposes of the discussion of the results of operations, results for the year ended December 31, 1997 ("1997") were prepared by combining, without adjustment, the results of operations of the Company for the nine-month period ended December 31, 1997 with those of the Predecessor Company for the three-month period ended March 31, 1997.

                                                                   YEAR ENDED DECEMBER 31, 1997
                                                             ----------------------------------------
                                                                              PREDECESSOR              PREDECESSOR
                                                  COMPANY        COMPANY        COMPANY                  COMPANY
                                              -------------- -------------- --------------            -------------
                                                               NINE MONTHS   THREE MONTHS
                                                YEAR ENDED        ENDED          ENDED                  YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,     MARCH 31,      1997     DECEMBER 31,
                                                   1998           1997           1997       COMBINED       1996
                                              -------------- -------------- -------------- ---------- -------------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ...............   $   483.9       $  307.6       $  84.9      $  392.5    $  322.4
 Specialized Communication Products .........       553.1          238.9          74.0         312.9       220.7
                                                ---------       --------       -------      --------    --------
   Total ....................................   $ 1,037.0       $  546.5       $ 158.9      $  705.4    $  543.1
                                                =========       ========       =======      ========    ========
Operating income before noncash
 compensation charge:
 Secure Communication Systems ...............   $    38.5       $   25.8       $   0.1      $   25.9    $   18.9
 Specialized Communication Products .........        61.8           30.0           7.8          37.8        24.8
                                                ---------       --------       -------      --------    --------
   Total ....................................       100.3           55.8           7.9          63.7    $   43.7
Noncash compensation charge(2) ..............          --         (  4.4)           --        (  4.4)         --
                                                ---------       --------       -------      --------    --------
Operating income ............................   $   100.3       $   51.4       $   7.9      $   59.3    $   43.7
                                                =========       ========       =======      ========    ========
Depreciation and amortization expenses
 included in operating income:
 Secure Communication Systems ...............   $    17.8       $   12.9       $   5.2      $   18.1    $   21.1
 Specialized Communication Products .........        22.6            9.3           2.6          11.9         7.0
 Noncash compensation charge (2) ............          --            4.4            --           4.4          --
                                                ---------       --------       -------      --------    --------
   Total ....................................   $    40.4       $   26.6       $   7.8      $   34.4    $   28.1
                                                =========       ========       =======      ========    ========
EBITDA(3)
 Secure Communication Systems ...............   $    56.3       $   38.7       $   5.3      $   44.0    $   40.0
 Specialized Communication Products .........        84.4           39.3          10.4          49.7        31.8
                                                ---------       --------       -------      --------    --------
   Total ....................................   $   140.7       $   78.0       $  15.7      $   93.7    $   71.8
                                                =========       ========       =======      ========    ========

----------
(1) Sales are after intersegment eliminations. See Note 20 to the Consolidated (Combined) Financial Statements.

(2) The Company did not include the 1997 noncash compensation charge of $4.4 million in its internal measure of reportable segment profitability because that charge was not related to the operations of the segments.

(3) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs) and the 1997 nonrecurring, noncash compensation charge of $4.4 million. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.


      1998 COMPARED TO 1997. Sales increased $331.6 million to $1,037.0 million in 1998. Operating income increased $41.0 million to $100.3 million in 1998. The 1998 Acquisitions contributed $287.2 million and $23.2 million, respectively, to 1998 sales and operating income. On a pro forma basis to reflect the 1998 Acquisitions as if they had occurred on January 1, 1997, sales for 1998 would have been $1,163.2 million, an increase of 9.3% compared to pro forma sales of $1,063.9 million for 1997. See Note 2 to the Consolidated (Combined) Financial Statements. Operating income as a percentage of sales ("operating margin") improved to 9.7% from 8.4%. Operating income for 1997 includes a non-recurring noncash compensation charge of $4.4 million ($0.22 per share) recorded effective April 1, 1997 related to the initial capitalization of the Company. Excluding this charge, operating margin for 1997 would have been 9.0%. Excluding the 1997 noncash compensation charge, 1998 depreciation and amortization expenses increased $10.4 million to $40.4 million in 1998, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA for 1998 increased $47.0 million to $140.7 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 13.6% from 13.3%.

     Sales of the Secure Communication Systems segment increased $91.4 million or 23.3% to $483.9 million in 1998. Operating income increased $12.6 million to $38.5 million. Operating margin improved to 8.0% from 6.6%. The increase in sales was primarily attributable to acquisitions and increased production and shipments of the CHBDL and Raptor high data rate communications systems, UAV programs, and secure telephone equipment (STE), partially offset by a decline in sales on the International Space Station (ISS) program. The increase in operating income was principally attributable to acquisitions and improved margins on space communication systems, military communication systems and space control systems, the 1998 sales growth and the negative impact on 1997 operating income resulting from $3.3 million of costs related to certification efforts for the explosive detection system ("EDS"). EBITDA increased $12.3 million to $56.3 million in 1998 and EBITDA margin improved to 11.6% from 11.2%. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $240.2 million or 76.8% to $553.1 million in 1998. Operating income increased $24.0 million to $61.8 million in 1998, while operating margin decreased to 11.2% from 12.1%. The increase in sales was principally attributable to acquisitions and volume increases in aviation recorders, display products on the E2C and V-22 platforms and microwave components for RF safety and monitoring, partially offset by lower sales volume on commercial telecommunications products. Sales for 1997 also included $1.8 million from a business which was sold in 1997. The decrease in operating margin for 1998 is principally attributable to the lower margins from the STS acquired business, partially offset by improved margins on aviation recorders, display products and microwave monitoring components. EBITDA increased $34.7 million to $84.4 million in 1998, while EBITDA margin declined to 15.3% from 15.9%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Interest expense, net increased $10.0 million to $46.9 million in 1998 and was primarily attributable to higher average outstanding debt balances during 1998. See "Liquidity and Capital Resources." The effective income tax rate for 1998 was 39.1% compared with 46.4% for 1997, which reflected the Company's $4.4 million non-recurring, noncash compensation charge and the Predecessor Company's amortization expense for costs in excess of net assets acquired, both of which were not deductible for income tax purposes.

 1997 COMPARED TO 1996. Sales increased $162.3 million to $705.4 in 1997. Operating income increased $15.6 million to $59.3 million in 1997. Operating margin before the 1997 noncash charge of $4.4 million improved to 9.0% from 8.0%. The timing of the Loral Acquired Businesses acquisition by the Predecessor Company which occurred on April 1, 1996 accounted for $132.2 million and $7.8 million, respectively, of the increases in sales and operating income. The 1997 results of operations include the Loral Acquired Businesses for twelve months, whereas the 1996 results only includes them for nine months. The remaining increases in sales and operating income were driven by internal growth. EBITDA increased by $21.9 million to $93.7 million in 1997. EBITDA margin improved to 13.3% from 13.2%.

     Sales of the Secure Communication Systems segment increased $70.1 million to $392.5 million in 1997. Operating income increased $7.0 million to $25.9 million in 1997 and operating margin improved to 6.6% from 5.9%. The increase in sales was principally attributable to the timing of the Loral Acquired Business acquisition and increased production and shipments for the CHBDL and UAV programs, STE and other information security systems, and increased P3-C repair depot and power supplies sales. The improvement in operating margin was primarily attributable to volume increases and margin improvements on high data rate communications systems, partially offset by the $3.3 million of EDS certification costs. Operating income for 1997 also benefited from less goodwill amortization expense as a result of the purchase price allocation for the L-3 Acquisition. EBITDA increased $4.0 million to $44.0 million in 1997 primarily because of the items affecting the trends in operating income. EBITDA margin declined to 11.2% from 12.4% and was primarily attributable to the impact of EDS certification costs.

     Sales of the Specialized Communication Products segment increased $92.2 million to $312.9 million in 1997. Operating income increased $13.0 million to $37.8 million in 1997 and operating margin improved to 12.1% from 11.2%. The increase in sales was principally attributable to the timing of the Loral Acquired Business acquisition and growth in display products for the F-14 and E-2C platforms, antenna products for the TRAC-A platform and spares, and telemetry products, partially offset by declines from certain military-related product lines which were exited in 1996, and $5.6 million less sales from the Hycor business which was sold in 1997. The improvement in operating income and operating margin was attributable to higher sales of display products and antenna products, margin improvements on aviation recorders, and the benefit from discontinuing certain military-related product lines in 1996 which generated losses. EBITDA increased $17.9 million to $49.7 million in 1997, and EBITDA margin increased to 15.9% from 14.4%. The 1997 increases in EBITDA and EBITDA margin were attributable to the trends affecting operating income.

     Interest expense, net for 1997 was $36.9 million compared to $24.2 million for 1996, reflecting the Company's higher interest rates on its debt compared to the interest rate used to allocate interest expense to the Predecessor Company by Lockheed Martin. The effective income tax rate for 1997 increased to 46.4% compared with 40.0% for 1996, primarily as a result of the Company's 1997 noncash compensation charge and additional Predecessor Company amortization expense for costs in excess of net assets acquired both of which were not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

     Contracts in process increased $186.3 million in 1998, of which $146.2 million was related to the acquired businesses, $23.4 million was from increases in unbilled receivables arising from an increase in programs entering the production phase wherein unbilled costs and profits generally exceed progress payments received from the customers until contract shipments are completed, and the remaining increase was primarily from increases in other billed receivables because of higher sales to affiliates and commercial customers. The increase in other assets was primarily attributable to debt issuance costs incurred in connection with the increase in debt during 1998. The increases in other current assets, net property, plant and equipment, intangibles, customer advances, other current liabilities and pension and postretirement benefits were principally related to the acquired businesses.

     Working capital, adjusted to exclude cash, deferred income taxes and the current portion of long-term debt, increased to $115.1 million at the end of 1998 from $57.5 million at the end of 1997 and was primarily attributable to the working capital of the acquired businesses, as well as the other factors discussed above.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company and the Predecessor Company for 1998, 1997 and 1996:




                                                          YEAR ENDED DECEMBER 31, 1997
                                                   -------------------------------------------
                                                                     PREDECESSOR                  PREDECESSOR
                                      COMPANY          COMPANY         COMPANY                      COMPANY
                                  --------------   --------------   -------------                -------------
                                                     NINE MONTHS     THREE MONTHS
                                    YEAR ENDED          ENDED           ENDED                      YEAR ENDED
                                   DECEMBER 31,     DECEMBER 31,      MARCH 31,        1997       DECEMBER 31,
                                       1998             1997             1997        COMBINED         1996
                                  --------------   --------------   -------------   ----------   -------------
Net cash from (used in)
 operating activities .........      $   85.1         $   73.9         $ (16.3)      $   57.6      $   30.7
Net cash (used in) investing
 activities ...................        (472.9)          (457.8)          ( 4.3)        (462.1)       (298.0)
Net cash from financing
 activities ...................         336.4            461.4            20.6          482.0         267.3

OPERATING ACTIVITIES

     During 1998, L-3 generated $85.1 million in cash from operating activities, an increase of $27.5 million over 1997, principally as a result of improvements in earnings and increases in deferred income tax provisions, partially offset by a net increase in operating assets and liabilities of $11.1 million. Cash from operating activities in 1998 included interest payments on debt of $42.9 million. The annual cash interest payments on the Company's debt outstanding at the end of 1998 is about $54.6 million. See "Financing Activities". The 1998 cash generated from operating activities provided the resources to invest $23.4 million in new plant and equipment and to partially fund the purchase of the 1998 Acquisitions. Operating activities are a principal source of L-3's cash flows. Over the past three years, operating activities generated approximately $173.4 million in cash. This cash was used for new plant and equipment investments of $53.2 million and to partially fund the acquisitions made by the Company and Predecessor Company over the past three years.


INVESTING ACTIVITIES

     Since L-3's formation in April 1997, the Company has actively pursued its acquisition strategy. In 1998, the Company purchased additional businesses for an aggregate cash purchase price, including assumed debt and expenses, net of cash acquired, of $448.0 million, subject to certain post-closing adjustments, and in certain cases additional consideration based on post-closing performance. The cash invested for the 1998 Acquisitions was $389.7 million, comprised of $27.6 million, $51.9 million, $68.8 million and $241.4 million, respectively, for STS, ILEX, Ocean Systems and SPD. The remaining $58.3 million was invested to acquire other operations and product lines.

     The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1999 will be approximately $35.0 million.


FINANCING ACTIVITIES

     On May 19, 1998, Holdings sold 6.9 million shares of its common stock in the IPO for $22.00 per share representing 25.2% of Holdings' outstanding common stock immediately after the IPO. The net proceeds from the IPO amounted to $139.5 million and were contributed by Holdings to the Company. Concurrent with the Holdings IPO, the Company sold $180.0 million of 81/2% Senior Subordinated Notes (the "May 1998 Notes") whose net proceeds amounted to $173.8 million. In December 1998, the Company sold $200.0 million of 8% Senior Subordinated Notes (the "December 1998 Notes") in a private placement offering, whose net proceeds amounted to $192.8 million. The Company completed its public exchange offer for the December 1998 Notes in February 1999. Collectively, the December 1998 Notes, May 1998 Notes, and the $225.0 million of 103/8% Notes due 2007 (the "1997 Notes") sold in April 1997 in connection with the initial capitalization of the Company comprise the "Senior Subordinated Notes".

     The combined net proceeds from the IPO, May 1998 Notes and December 1998 Notes aggregated $506.1 million, of which $335.1 million were used to directly finance the acquisitions made in 1998 and repay borrowings under the Revolving Credit Facilities. The remaining net proceeds were used to prepay $171.0 million of the borrowings outstanding under the Term Loan Facilities. The prepayment effectively refinanced $171.0 million of variable-rate debt, which was scheduled to mature in escalating annual installment through 2006, with 8 1/2% fixed-rate debt of the May 1998 Notes that matures in 2008.

     During 1998, the Senior Credit Facilities were amended to increase the Company's revolving credit facilities by $285.0 million to $385.0 million. At December 31, 1998, available borrowings under the revolving credit facilities were $297.6 million after reductions for outstanding letters of credit of $87.4 million. The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by L-3 Communications. As of December 31, 1998, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's subsidiaries, all of which are wholly owned subsidiaries. On March 3, 1999, the Senior Credit Facilities were further amended to increase the revolving credit facility by $15.0 million to $400.0 million. See Note 8 to Consolidated (Combined) Financial Statements for a description of the Company's debt and related financial covenants at December 31, 1998.

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in an offering for $42.00 per share (the "secondary offering") representing 15.4% of Holdings' common stock immediately after the secondary offer. In addition,
6.5 million shares were sold in the secondary offering by the Lehman Partnership and Lockheed Martin. After the secondary offering, the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holding's common stock. The net proceeds to Holdings from the secondary offering amounted to $201.5 million and were contributed to the Company. The net proceeds were partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to partially finance the Microdyne acquisition.

     Based upon the current level of operations, management believes that the Company's cash from operating activities, together with available borrowings under the Senior Credit Facilities, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, and interest payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, or make necessary capital expenditures and program and discretionary investments.


MARKET RISKS

     All of the Company's market risk sensitive instruments are entered into for purposes other than trading.

     Interest Rate Risk. The Company's financial instruments that are sensitive to changes in interest rates include debt obligations and interest rate cap and floor contracts, all of which are denominated in U.S. dollars. The interest rates on the Senior Subordinated Notes are fixed-rate and therefore, not affected by changes in interest rates. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities which bear interest at variable rates, the Company entered into the interest rate cap and floor contracts (the "interest rate agreements"). The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments between the Company and the counterparties are made (received) at the end of each quarter to the extent due under the terms of the interest rate agreements. Such payments (amounts received) are recorded as adjustments to interest expense. The interest rate agreements were not material to interest expense or cash flows for 1998 or for the nine-month period ended December 31, 1997. Additional data on the debt obligations and interest rate agreements are provided in Notes 8 and 10 to the Consolidated (Combined) Financial Statements.

     The weighted average interest rate on the Senior Subordinated Notes is 9.03%. The Senior Subordinated Notes mature in 2007 and 2008 and there are no scheduled principal payments before their maturity dates. There were no outstanding borrowings under the Senior Credit Facilities at end of 1998. For the interest rate agreements, the table below presents significant contract terms and fair values at December 31, 1998.

                                                   CAPS                               FLOORS
                                    ---------------------------------   ---------------------------------
                                                               ($ in millions)
Notional amount .................                         $ 100.0                              $ 50.0
Cap/floor interest rate .........                            7.50%                               5.50%
Reference rate ..................   London Interbank Offered Rate       London Interbank Offered Rate
Designated maturity .............                       Quarterly                           Quarterly
Expiration date .................                  March 28, 2002                      March 28, 2002
Fair value ......................                         $   0.2                             $ (1.1)

     Foreign Currency Exchange Risk. The Company conducts certain of its operations outside the U.S. in functional currencies other than the U.S. dollar, the Company's reporting currency. The Company's exposure to foreign currency exchange risk related to these foreign operations is not material to the Company's results of operations, cash flows or financial position.

     Equity Price Risk. The Company's investments in common equities are subject to equity price risks. The carrying values and estimated fair values of such instruments amounted to $11.4 million and $12.3 million, respectively, at the end of 1998.


BACKLOG

     The Company's funded backlog at December 31, 1998 was $855.9 million, compared with $516.9 million at December 31, 1997. The Predecessor Company's funded backlog at December 31, 1996 was $542.5 million. Funded orders for the Company for 1998 and 1997 were $1,057.0 million and $709.6 million, respectively. The Predecessor Company's funded orders for 1996 were $619.5 million. It is expected that approximately 81% of the backlog at December 31, 1998 will be recorded as sales over the next twelve-month period. However, there can be no assurance that the Company's backlog will become revenues in any particular period, if at all. Approximately 72% of the total backlog at December 31, 1998 was directly or indirectly for defense contracts for end use by the U.S. government. Approximately $735.2 million of total backlog at December 31, 1998 was directly or indirectly for U.S. and foreign government defense contracts, and approximately $22.6 million of total backlog was directly or indirectly for U.S. and foreign government non-defense contracts. Foreign customers accounted for approximately $165.9 million of the total backlog.


RESEARCH AND DEVELOPMENT

     Research and development costs including bid and proposal costs ("R&D costs") sponsored by the Company for 1998 were $59.9 million. R&D costs sponsored by the Company were $28.9 million for the nine-month period ended December 31, 1997. R&D costs sponsored by the Predecessor Company were $12.0 million and $36.5 million for the three-month period ended March 31, 1997 and the year ended December 31, 1996, respectively. The Loral Acquired Businesses sponsored R&D costs of $5.6 million for the three-month period ended March 31, 1996. Customer-funded research and development was $181.4 million in 1998, $117.1 million in 1997, and $153.5 million in 1996. The decrease in customer-funded research and development in 1997 was primarily attributable to the transition of research and development programs into production.


CONTINGENCIES

     See Note 16 to the Consolidated (Combined) Financial Statements.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs, including precontract costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that SOP 98-5 will have a material impact on the Company's results of operations or financial position.

     In September 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS 133 which is effective for all quarters of fiscal years beginning after September 15, 1999.


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


YEAR 2000

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. Because the Company's business units operate autonomously, each business unit has undertaken an effort to identify and mitigate Year 2000 issues related to their information systems, products, facilities, suppliers and customers. Therefore, the Company's Year 2000 effort is a composite of its business units' Year 2000 efforts, coordinated through a Company-wide program instituted to oversee, guide and track business units' Year 2000 efforts and to facilitate Company-wide communications regarding Year 2000 methods.

     Each business unit has appointed a Year 2000 project manager who oversees a team responsible for performing its Year 2000 efforts in four phases: (i) define, identify and inventory possible sources of Year 2000 issues, including internal systems and products and services sold to customers; (ii) analyze and determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (iii) implement and execute project plans to remediate or replace non-compliant items, as appropriate, based upon assessed risk and priority; and (iv) commence and complete testing, continue monitoring readiness and prepare necessary contingency plans. The progress of this program is monitored at each business unit with oversight by Corporate Management. This oversight includes periodic reviews as well as visits to each business unit to monitor progress with the plans.

     Completion of the first three phases of the program for a substantial majority of critical systems within the Company is targeted for the end of March 1999. Management plans to have substantially all significant information systems, products and facilities in the final phase of the program by mid-1999.


     The total estimated costs associated with the Company's Year 2000 efforts have been updated to reflect recently acquired business units and estimated costs for calendar year 2000. The revised estimate is $19.7 million and includes $7.7 million of capitalizable costs with the remaining costs to be expensed as incurred. The Company has incurred approximately $9.6 million of such costs to date. Substantially all of the remaining estimated costs are expected to be incurred in 1999.

     The Company believes that there is low risk with respect to its operations that any internal critical system will not be Year 2000 compliant by the end of 1999. The Company's business operations are also dependent on the Year 2000 readiness of its customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In those environments, there could be instances of failure that could cause disruptions in business transaction processes of the Company. The likelihood and effects of failures in infrastructure systems and in the customer and supply chains cannot be estimated, but such a failure could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. The Company continues to attempt to assess the Year 2000 compliance and readiness of its material third-party suppliers and customers. Such attempts include written inquiries as to their Year 2000 certification of compliance. As indicated above, contingency plans for suppliers, customers and critical systems impacted by Year 2000 issues are being developed with an anticipated completion date of June 30, 1999. It is anticipated that the contingency plans will be tested throughout the remainder of 1999. These estimates and projections could change as work progresses.


FORWARD-LOOKING STATEMENTS


     Certain of the matters discussed concerning our operations, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. government defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products; the significant amount of our debt and the restrictions contained in our debt agreements; Year 2000 issues; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Data regarding quantitative and qualitative disclosures related to the Company's market risk sensitive financial instruments are presented in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Market Risks" included herein under Item 7 and in Note 10 to the Consolidated (Combined) Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table provides information concerning the directors and executive officers of the Registrant as of March 26, 1999.




NAME                                  AGE                          POSITION
----------------------------------   -----   ---------------------------------------------------
Frank C. Lanza ...................   67      Chairman, Chief Executive Officer and Director
Robert V. LaPenta ................   53      President, Chief Financial Officer and Director
Michael T. Strianese .............   43      Vice President -- Finance and Controller
Christopher C. Cambria ...........   40      Vice President -- General Counsel and Secretary
Robert F. Mehmel .................   36      Vice President -- Planning and Assistant Secretary
Lawrence W. O'Brien ..............   49      Vice President -- Treasurer
Joseph S. Paresi .................   43      Vice President -- Product Development
Lawrence H. Schwartz .............   61      Vice President -- Business Development
Jimmie V. Adams ..................   62      Vice President -- Washington D.C. Operations
Robert RisCassi ..................   62      Vice President -- Washington D.C. Operations
David J. Brand . .................   37      Director
Thomas A. Corcoran ...............   54      Director
Alberto M. Finali ................   44      Director
Eliot M. Fried ...................   66      Director
Frank H. Menaker, Jr. . ..........   58      Director
Robert B. Millard ................   48      Director
John E. Montague .................   44      Director
John M. Shalikashvili. ...........   62      Director
Alan M. Washkowitz ...............   58      Director

     All Executive Officers serve at the discretion of the Board of Directors.


     The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Holdings' Annual Meeting of Shareholders to be held on April 27, 1999. Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION


     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A) 1. FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:




                                                                                               PAGE
                                                                                              NUMBER
                                                                                             -------
Index to Financial Statements ............................................................   F-1
Reports of Independent Auditors. .........................................................   F-2
Consolidated Balance Sheets at December 31, 1998 and 1997 ................................   F-4
Consolidated (Combined) Statements of Operations for the year ended December 31, 1998, nine months ended December 31, 1997, three months ended March 31, 1997 and year
 ended December 31, 1996 .................................................................   F-5
Consolidated (Combined) Statements of Changes in Invested Equity and Stockholders'
 Equity for the year ended December 31, 1998, nine months ended December 31, 1997,
 three months ended March 31, 1997 and year ended December 31, 1996 ......................   F-6
Consolidated (Combined) Statements of Cash Flows for the year ended December 31, 1998, nine months ended December 31, 1997, three months ended March 31, 1997 and year
 ended December 31, 1996 .................................................................   F-7
Notes to Consolidated Financial Statements ...............................................   F-9

(A) 2. FINANCIAL STATEMENT SCHEDULES

     Not applicable.


(B) REPORTS FILED ON 8-K.

     Report filed on October 27, 1998 regarding the acquisition of SPD Technologies, Inc.

     Report filed on October 30, 1998 regarding the acquisition of SPD Technologies, Inc.

     Report filed on December 9, 1998 regarding the acquisition of Microdyne Corporation.


(C) EXHIBITS

     Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.




 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
------------- ----------------------------------------------------------------------------------------
  3.1         Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No.
              333-46975).

  3.2         By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to
              Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

  4.1         Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).

 10.1         Amended and Restated Credit Agreement, dated as of August 13, 1998 among L-3
              Communications Corporation and lenders named therein (incorporated by reference to
              Exhibit 99.1 to L-3 Communication Corporation's Quarterly Report on Form 10-Q for
              the quarterly period ended September 30, 1998).

 10.2         364 Day Credit Agreement, dated August 13, 1998 among L-3 Communications and lenders named therein (incorporated by reference to Exhibit 99.2 to L-3
              Communications Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
------------- ---------------------------------------------------------------------------------------
  10.3        Indenture dated as of April 30, 1997 between L-3 Communications Corporation and The
              Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3
              Communications Corporation's Registration Statement on Form S-4 No. 333-31649).

  10.31       Indenture dated as of May 22, 1998 between L-3 Communications and The Bank of New
              York, as Trustee (incorporated by reference to Exhibit 10.6 to L-3 Communications
              Corporation's Registration Statement on Form S-4 No. 333-70199).

  10.32       Indenture dated as of December 11, 1998 among L-3 Communications Corporation, the
              Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration Statement on Form S-1, No.
              333-70125).

  10.33       Registration Rights Agreement, dated as of December 11, 1998, among L-3
              Communication Corporation, the Guarantors named therein, Lehman Brothers Inc. and
              NationsBanc Montgomery Securities LLC (incorporated by reference to Exhibit 10.33 to
              Registrant's Registration Statement on Form S-1, No. 333-70125).

  10.34       Purchase Agreements dated as of December 3, 1998, among L-3 Communications
              Corporation, the Guarantors named therein, Lehman Brothers Inc. and NationsBanc
              Montgomery Securities LLC (incorporated by reference to Exhibit 10.34 to Registrant's
              Registration Statement on Form S-1, No. 333-70125).

  10.4        Stockholders Agreement dated as of April 30, 1997 among L-3 Communications
              Holdings, Inc. and the stockholders parties thereto (incorporated by reference to
              Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.5        Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed
              Martin Corporation, Lehman Brothers Capital Partners III, L.P., Frank C. Lanza,
              Robert V. LaPenta and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.6        Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.7        Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.8        Limited Noncompetition Agreement dated April 30, 1997 between Lockheed Martin
              Corporation and L-3 Communications Corporation (incorporated by reference to
              Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.9        Asset Purchase Agreement dated as of December 19, 1997 between L-3 Communications
              Corporation and California Microwave, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.91       Asset Purchase Agreement dated as of February 10, 1998 between FAP Trust and L-3
              Communications Corporation (incorporated by reference to Exhibit 10.81 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.92       Asset Purchase Agreement dated as of March 30, 1998 among AlliedSignal Inc.,
              AlliedSignal Technologies, Inc., AlliedSignal Deutschland GMBH and L-3
              Communications Corporation (incorporated by reference to Exhibit 10.82 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).

  10.93       Agreement and Plan of Merger dated as of December 3, 1998 among L-3
              Communications, LM Acquisition Corporation and Microdyne Corporation
              (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K
              filed on December 9, 1998).

     EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT
--------------------- ----------------------------------------------------------------------------------------
         10.10        Form of Stock Option Agreement for Employee Options (incorporated by reference to
                      Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

         10.11        1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).

         10.12        Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                      Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to
                      Exhibit 10.12 to Registrant's Registration Statement on Form S-1, No. 333-70125).

         10.13        Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                      Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to
                      Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).

         10.14        Amended and Restated Agreement and Plan of Merger dated as of August 13, 1998 by and among L-3 Communications Corporation, SPD Merger Co., SPD Technologies, Inc.
                      and Midmark Capital, L.P. (incorporated by reference to Exhibit 2 to L-3
                      Communications Corporation's Current Report on Form 8-K filed on October 27, 1998).

        *10.15        Option Plan for Non-Employee Directors of L-3 Communications Holdings, Inc.

         10.20        L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit
                      10.10 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

        *11           L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Common Share
                      and Diluted Earnings Per Common Share.

         21           Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's
                      Registration Statement on Form S-1, No. 333-70125).

        *23.1         Consent of PricewaterhouseCoopers LLP, independent auditors.

        *23.2         Consent of Ernst & Young LLP, independent auditors.

----------
*     Filed herewith.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 25, 1999.


                                        L-3 COMMUNICATIONS HOLDINGS, INC.
                                        L-3 COMMUNICATIONS CORPORATION


                                        By: /s/ Robert V. LaPenta
                                           ------------------------------------
                                           Name: Robert V. LaPenta
                                           Title: President and Chief Financial
                                                  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 25, 1999 and in the capacities indicated.




             SIGNATURE                                          TITLE
-----------------------------------   --------------------------------------------------------
         /s/ Frank C. Lanza           Chairman, Chief Executive Officer (Principal
---------------------------------     Executive Officer) and Director
           Frank C. Lanza

          /s/ Robert V. LaPenta       President, Chief Financial Officer (Principal Financial
---------------------------------     Officer) and Director
          Robert V. LaPenta

        /s/ Michael T. Strianese      Vice President -- Finance and Controller (Principal
---------------------------------     Accounting Officer)
           Michael T. Strianese

         /s/ David J. Brand           Director
---------------------------------
           David J. Brand

         /s/ Thomas A. Corcoran       Director
---------------------------------
            Thomas A. Corcoran

          /s/ Alberto M. Finali       Director
---------------------------------
          Alberto M. Finali

         /s/ Eliot M. Fried           Director
---------------------------------
           Eliot M. Fried

        /s/ Frank H. Menaker, Jr.     Director
---------------------------------
          Frank H. Menaker, Jr.

          /s/ Robert B. Millard       Director
---------------------------------
          Robert B. Millard

           /s/ John E. Montague       Director
---------------------------------
          John E. Montague

        /s/ John M. Shalikashvili     Director
---------------------------------
          John M. Shalikashvili

         /s/ Alan H. Washkowitz       Director
---------------------------------
            Alan H. Washkowitz

                         INDEX TO FINANCIAL STATEMENTS

     Consolidated (Combined) Financial Statements as of December 31, 1998 and 1997, and for the year ended December 31, 1998, nine months ended December 31, 1997, three months ended March 31, 1997, and year ended December 31, 1996



Reports of Independent Auditors ......................................................   F-2
Consolidated (Combined) Balance Sheets as of December 31, 1998 and December 31, 1997..   F-4
Consolidated (Combined) Statements of Operations for the year ended December 31, 1998, nine months ended December 31, 1997, three months ended March 31, 1997 and year
 ended December 31, 1996 .............................................................   F-5
Consolidated (Combined) Statements of Changes in Invested Equity and Shareholders'
 Equity and for the year ended December 31, 1998, nine months ended December 31,
 1997, three months ended March 31, 1997 and year ended December 31, 1996 ............   F-6
Consolidated (Combined) Statements of Cash Flows for the year ended December 31,
 1998, nine months ended December 31, 1997, three months ended March 31, 1997 and
 year ended December 31, 1996 ........................................................   F-7
Notes to Consolidated (Combined) Financial Statements ................................   F-9

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
 L-3 Communications Holdings, Inc.


     We have audited the accompanying (i) consolidated balance sheets of L-3 Communications Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and the nine months ended December 31, 1997, (ii) the combined statements of operations, changes in invested equity and cash flows of the Predecessor Company, as defined in Note 1 to the Company's financial statements, for the three months ended March 31, 1997 and (iii) the combined statements of operations, changes in invested equity and cash flows of the Predecessor Company for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of the Lockheed Martin Communications Systems Division, which statements reflect total assets and sales constituting 35 percent and 30 percent, respectively, of the related combined totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Lockheed Martin Communications Systems Division for 1996, is based solely on the report of the other auditors.


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


     In our opinion, the financial statements referred to above (i) present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 1998 and 1997 and their consolidated results of operations and cash flows for the year ended December 31, 1998 and the nine months ended December 31, 1997, and (ii) based on our audits and the report of other auditors for 1996, present fairly in all material respects, the combined results of operations and cash flows of the Predecessor Company for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/ PricewaterhouseCoopers LLP


1177 Avenue of the Americas
New York, New York
February 19, 1999

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
  Lockheed Martin Corporation:


     We have audited the combined statements of operations, changes in invested equity and shareholders' equity, and cash flows of Lockheed Martin Communications Systems Division, as defined in Note 1 to the financial statements, for the year ended December 31, 1996. These financial statements are the responsibility of the Division's and Lockheed Martin Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Lockheed Martin Communications Systems Division for the year ended December 31, 1996 (not presented separately herein) in conformity with generally accepted accounting principles.



                                        /s/ Ernst & Young LLP


Washington, D.C.
March 7, 1997

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                        DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                       -------------------   ------------------
                              ASSETS
Current assets:
 Cash and cash equivalents .........................................       $   26,130             $ 77,474
 Contracts in process ..............................................          351,049              164,780
 Net assets held for sale ..........................................               --                6,653
 Deferred income taxes .............................................           16,591               13,298
 Other current assets ..............................................           11,597                2,750
                                                                           ----------             --------
    Total current assets ...........................................          405,367              264,955
                                                                           ----------             --------
Property, plant and equipment ......................................          155,712               95,034
 Less, accumulated depreciation and amortization ...................           32,557               12,025
                                                                           ----------             --------
                                                                              123,155               83,009
                                                                           ----------             --------
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................          669,362              297,503
Deferred income taxes ..............................................           39,139               24,217
Other assets .......................................................           48,373               27,298
                                                                           ----------             --------
    Total assets ...................................................       $1,285,396             $696,982
                                                                           ==========             ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt .................................       $       --             $  5,000
 Accounts payable, trade ...........................................           81,826               33,052
 Accrued employment costs ..........................................           58,380               31,585
 Accrued expenses ..................................................           18,241                9,923
 Customer advances .................................................           45,874               15,989
 Accrued interest ..................................................            6,698                4,419
 Other current liabilities .........................................           36,515               21,748
                                                                           ----------             --------
    Total current liabilities ......................................          247,534              121,716
                                                                           ----------             --------
Pension and postretirement benefits ................................          114,293               38,113
Other liabilities ..................................................           18,595               12,438
Long-term debt .....................................................          605,000              392,000
Commitments and contingencies
Common stock subject to repurchase agreement ($.01 par value, authorized 3,000,000 shares, issued and outstanding 2,944,000)
 shares ............................................................               --               19,048
Shareholders' equity:
 Common stock, including additional paid-in-capital ($.01 par value; authorized 100,000,000 shares, issued and outstanding
   27,402,429 and 17,056,000 shares) ...............................          264,769              101,362
 Retained earnings .................................................           44,856               12,305
 Accumulated other comprehensive loss ..............................           (9,651)                  --
                                                                           ----------             --------
Total shareholders' equity .........................................          299,974              113,667
                                                                           ----------             --------
    Total liabilities and shareholders' equity .....................       $1,285,396             $696,982
                                                                           ==========             ========

           See notes to consolidated (combined) financial statements.

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                COMPANY CONSOLIDATED              PREDECESSOR COMPANY COMBINED
                                       --------------------------------------- -----------------------------------
                                                               NINE MONTHS       THREE MONTHS
                                            YEAR ENDED            ENDED              ENDED          YEAR ENDED
                                        DECEMBER 31, 1998   DECEMBER 31, 1997   MARCH 31, 1997   DECEMBER 31, 1996
                                       ------------------- ------------------- ---------------- ------------------
Sales ................................     $ 1,037,045          $ 546,525          $158,873          $543,081
Costs and expenses ...................         936,696            495,079           150,937           499,390
                                           -----------          ---------          --------          --------
Operating income .....................         100,349             51,446             7,936            43,691
Interest income ......................           2,659              1,430                --                --
Interest expense .....................          49,558             29,884             8,441            24,197
                                           -----------          ---------          --------          --------
Income (loss) before income taxes               53,450             22,992              (505)           19,494
Income taxes (benefit) ...............          20,899             10,687              (247)            7,798
                                           -----------          ---------          --------          --------
Net income (loss) ....................     $    32,551          $  12,305          $   (258)         $ 11,696
                                           ===========          =========          ========          ========
Earnings per common share:
 Basic ...............................     $      1.32          $    0.62
                                           ===========          =========
 Diluted .............................     $      1.26          $    0.61
                                           ===========          =========
Weighted average common shares
 outstanding:
 Basic ...............................          24,679             20,000
                                           ===========          =========
 Diluted .............................          25,900             20,012
                                           ===========          =========

           See notes to consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

        CONSOLIDATED (COMBINED) STATEMENT OF CHANGES IN INVESTED EQUITY
                           AND SHAREHOLDERS' EQUITY

                                (IN THOUSANDS)


                                   PREDECESSOR
                                     COMPANY
                                    COMBINED                                  COMPANY CONSOLIDATED
                                  ------------   ------------------------------------------------------------------------------
                                                    COMMON STOCK                                    ACCUMULATED
                                                 ------------------    ADDITIONAL                      OTHER
                                    INVESTED      SHARES      PAR        PAID-IN      RETAINED     COMPREHENSIVE
                                     EQUITY       ISSUED     VALUE       CAPITAL      EARNINGS     INCOME (LOSS)       TOTAL
                                  ------------   --------   -------   ------------   ----------   --------------   ------------
Balance at December 31,
 1995 .........................     $194,663
 Comprehensive income:
  Net income ..................       11,696
  Other comprehensive
   income .....................           --
                                    --------
   Total ......................       11,696
 Advances from Lockheed
  Martin ......................      267,250
                                    --------
Balance at December 31,
 1996 .........................      473,609
 Comprehensive loss:
  Net loss ....................         (258)
  Other comprehensive
   income .....................           --
                                    --------
   Total ......................         (258)
 Advances from Lockheed
  Martin ......................       20,579
                                    --------
Balance at March 31, 1997 .....     $493,930
                                    ========
 Comprehensive income:
  Net income ..................                                                       $12,305                        $ 12,305
  Other comprehensive
   income .....................                                                                      $     --              --
                                                                                                                     --------
   Total ......................                                                                                        12,305
 Shares issued ................                   17,056     $171       $110,191                                      110,362
 Deemed distribution ..........                                           (9,000)                                      (9,000)
                                                  ------     ----                     -------        --------        --------
Balance at December 31,
 1997 .........................                   17,056     $171       $101,191      $12,305        $     --        $113,667
 Comprehensive income:
  Net income ..................                                                        32,551                          32,551
  Other comprehensive
   losses: ....................
   Minimum pension
    liability adjustment ......                                                                        (9,514)         (9,514)
   Foreign currency
    translation
    adjustments ...............                                                                          (137)           (137)
                                                                                                                     --------
    Total .....................                                                                                        22,900
 Shares issued:
  Sale of common stock ........                    6,900       69        139,431                                      139,500
  Exercise of stock options                          480        5          3,887                                        3,892
  Employee benefit plans ......                       22       --            967                                          967
  Conversion of common
   stock subject to
   repurchase agreement .......                    2,944       29         19,019                                       19,048
                                                  ------     ----       --------      -------        --------        --------
Balance at December 31,
 1998 .........................                   27,402     $274       $264,495      $44,856        $ (9,651)       $299,974
                                                  ======     ====       ========      =======        ========        ========

           See notes to consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
               CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)




                                                        COMPANY CONSOLIDATED            PREDECESSOR COMPANY COMBINED
                                                  ---------------------------------   ---------------------------------
                                                                      NINE MONTHS       THREE MONTHS
                                                     YEAR ENDED          ENDED              ENDED          YEAR ENDED
                                                   DEC. 31, 1998     DEC. 31, 1997     MARCH 31, 1997     DEC. 31, 1996
                                                  ---------------   ---------------   ----------------   --------------
OPERATING ACTIVITIES:
Net income (loss) .............................     $   32,551        $   12,305         $    (258)        $   11,696
Depreciation and amortization .................         40,355            22,190             7,790             28,139
Noncash compensation charge ...................             --             4,410                --                 --
Amortization of deferred debt issue costs .....          2,564             1,517                --                 --
Deferred income taxes .........................         19,786             9,991                --                 --
Other noncash expenses ........................            967                --                --                 --
Changes in operating assets and liabilities,
 net of amounts acquired
 Contracts in process .........................        (23,807)           20,266           (17,857)            26,242
 Other current assets .........................             48              (275)             (481)             3,049
 Other assets .................................           (376)            2,141              (765)            (8,346)
 Accounts payable .............................         23,480            (6,146)             (207)             4,104
 Accrued employment costs .....................          8,653             6,786              (625)             2,282
 Accrued expenses .............................            241             3,225               523              3,012
 Customer advances ............................        (12,132)             (611)            1,146             (5,541)
 Accrued interest .............................          2,279             4,419                --                 --
 Other current liabilities ....................        (12,281)          (11,894)           (5,045)            (8,576)
 Pension and postretirement benefits ..........             18             4,284                --                 --
 Other liabilities ............................          2,873             1,252              (500)           (25,327)
 All other operating activities ...............           (137)               --                --                 --
                                                    ----------        ----------         ---------         ----------
Net cash from (used in) operating
 activities ...................................         85,082            73,860           (16,279)            30,734
                                                    ----------        ----------         ---------         ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash
 acquired .....................................       (447,988)         (466,317)               --           (287,803)
Net cash from assets held for sale ............             --             3,179                --                 --
Proceeds from sale of property ................          6,653             9,458                --                 --
Proceeds from assumption of contract
 obligation ...................................             --            12,176                --                 --
Purchases of investments ......................         (9,069)           (5,113)               --                 --
Capital expenditures ..........................        (23,429)          (11,934)           (4,300)           (13,528)
Disposition of property, plant and
 equipment ....................................            970               771                --              3,347
                                                    ----------        ----------         ---------         ----------
Net cash (used in) investing activities .......       (472,863)         (457,780)           (4,300)          (297,984)
                                                    ----------        ----------         ---------         ----------

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
         CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS--(CONTINUED)

                                (IN THOUSANDS)


                                                         COMPANY CONSOLIDATED            PREDECESSOR COMPANY COMBINED
                                                   ---------------------------------   ---------------------------------
                                                                       NINE MONTHS       THREE MONTHS
                                                      YEAR ENDED          ENDED              ENDED          YEAR ENDED
                                                    DEC. 31, 1998     DEC. 31, 1997     MARCH 31, 1997     DEC. 31, 1996
                                                   ---------------   ---------------   ----------------   --------------
FINANCING ACTIVITIES:
Borrowings under term loan facilities ..........             --           175,000                --                --
Repayment of borrowings under term loan
 facilities ....................................       (172,000)           (3,000)               --                --
Borrowings under revolving credit facility .....        367,000                --                --                --
Repayment of borrowings under revolving
 credit facility ...............................       (367,000)               --                --                --
Proceeds from sale of 81/2% senior
 subordinated notes ............................        180,000                --                --                --
Proceeds from sale of 8% senior
 subordinated notes ............................        200,000                --                --                --
Proceeds from sale of 103/8% senior
 subordinated notes ............................             --           225,000                --                --
Proceeds from sale of common stock, net ........        139,500            80,000                --                --
Debt issuance costs ............................        (14,173)          (15,606)               --                --
Proceeds from exercise of stock options ........          3,110                --                --                --
Advances from Lockheed Martin ..................             --                --            20,579           267,250
                                                       --------           -------            ------           -------
Net cash from financing activities .............        336,437           461,394            20,579           267,250
                                                       --------           -------            ------           -------
Net (decrease) increase in cash ................        (51,344)           77,474                --                --
Cash and cash equivalents, beginning of
 the period ....................................         77,474                --                --                --
                                                       --------           -------            ------           -------
Cash and cash equivalents, end of the
 period ........................................     $   26,130         $  77,474           $    --          $     --
                                                     ==========         =========           =======          ========

           See notes to consolidated (combined) financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

             NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The Company (herein after defined) is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the U.S. department of defense (the "DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Major secure communications programs and systems include: secure data links for airborne, satellite, ground- and sea-based remote platforms for information collection, command and control and dissemination to users in real-time; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts; secure telephone, fax and network equipment and encryption management; communication software support services to military and related government intelligence markets; and communications systems for surface and undersea platforms and manned space flights.

     Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off-the-shelf real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off-the-shelf satellite control software, telemetry, tracking and control, mission processors and software engineering services to the worldwide military, civilian and commercial satellite markets.

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

     The U.S. defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and the value-added capability of digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating costs and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The accompanying consolidated financial statements represent L-3 Communications Holdings, Inc. ("Holdings", and together with its subsidiaries, "L-3" or "the Company"), for the year ended December 31, 1998 and for the nine-month period ended December 31, 1997. Prior to April 1, 1997, the statements comprised substantially all of the assets and liabilities and results of operations of (i) nine business units previously purchased by Lockheed Martin Corporation ("Lockheed Martin") as part of its acquisition of Loral Corporation ("Loral") in April 1996 (the "Loral Acquired Businesses"), and (ii) one business unit, Communications Systems -- East purchased by Lockheed Martin as part of its acquisition of the aerospace business of GE in April 1993 (collectively, the "Predecessor Company"). Holdings is the successor company of the Predecessor Company following the change in ownership which was effective April 1, 1997. See Note 2. Holdings has no other assets or liabilities and conducts no other operations other than through its wholly-owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). See Note 12. The combined financial statements of the Predecessor Company reflect assets, liabilities and results of operations included in Lockheed Martin's historical financial statements. Intercompany accounts between Lockheed Martin and the Predecessor Company have been included in invested equity. Significant intercompany and inter-business transactions and balances have been eliminated.


2. CHANGE IN OWNERSHIP TRANSACTION

     L-3 was formed in April 1997 by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, the "Equity Executives"), Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin to acquire the Predecessdor Company. On December 31, 1998, the Equity Executives, the Lehman Partnership and Lockheed Martin each owned approximately 12.4%, 36.6% and 24.8% of Holdings.

     On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, L-3 and Lockheed Martin entered into a Transaction Agreement (the "L-3 Acquisition Agreement") pursuant to which Holdings acquired the Predecessor Company from Lockheed Martin (the "L-3 Acquisition"). Also included in the L-3 Acquisition was a semiconductor product line of another business and certain leasehold improvements in New York City which were not material. The consideration paid for the L-3 Acquisition to Lockheed Martin was $503,779, comprised of $458,779 in cash reflecting a $21,221 reduction related to a purchase price adjustment and $45,000 of common equity, representing a 34.9% interest in Holdings initially retained by Lockheed Martin, plus acquisition costs of $8,000.

     The Company entered into service agreements with Lockheed Martin pursuant to which Lockheed Martin provides L-3 and L-3 provides Lockheed Martin certain services of the type previously provided at costs consistent with past practices. The parties also entered into supply agreements which reflect previously existing intercompany work transfer agreements using prices and other terms consistent with those arrangements. The Company and Lockheed Martin have entered into certain subleases of real property and cross-licenses of intellectual property.

     The L-3 Acquisition has been accounted for as a purchase business combination effective as of April 1, 1997. The assets and liabilities recorded in connection with the purchase price allocation were $664,800 and $164,400, respectively. The Company valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The excess of the purchase cost over the fair value of net assets acquired of $303,200 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years. As a result of the 34.9% ownership interest initially retained by Lockheed Martin, a deemed distribution of $9,000 was recognized in the purchase price allocation.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

     REVENUE RECOGNITION: Sales on production-type contracts are recorded as units are shipped and profits applicable to such shipments are recorded pro rata based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under other long-term contracts are recognized under the percentage of completion method of accounting using the cost-to-cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized when determined. The impact of revisions in profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

     CONTRACTS IN PROCESS: Costs accumulated on contracts in process include direct costs and manufacturing overhead costs, and for U.S. government contracts, general and administrative costs, independent research and development costs and bid and proposal costs. In accordance with industry practice, contracts in process contain amounts relating to contracts and programs with long performance cycles a portion of which may not be realized within one year.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful live ranges are substantially 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     DEBT ISSUANCE COSTS: The costs incurred to issue the debt are deferred and amortized as interest expense over the terms of the related debt using a method that approximates the effective interest method.

     INTANGIBLES: Intangibles, consisting primarily of the excess of the purchase cost of acquired businesses over the fair value of net assets acquired (goodwill) are amortized on a straight-line basis over periods ranging from 10 to 40 years. Amortization expense was $17,892 for 1998 and $8,870 for the nine-month period ended December 31, 1997. Accumulated goodwill amortization was $19,707 and $5,741, respectively, at December 31, 1998 and 1997. The carrying amount of cost in excess of net assets acquired is evaluated on a recurring basis. Current and future profitability and undiscounted cash flows excluding financing costs of the acquired businesses are the primary indicators used to assess recoverability. For 1998 and the nine-month period ended December 31, 1997, there were no reductions to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations. Predecessor Company intangibles also consisted primarily of cost in excess of net assets acquired and were amortized on a straight-line basis over a 40-year period. Other intangibles were amortized over their estimated useful lives which ranged from 11 to 15 years. Amortization expense of the Predecessor Company was $2,655 for the three-month period ended March 31, 1997 and $10,115 for 1996.

     INCOME TAXES: The Company provides for income taxes using the liability method prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     RESEARCH AND DEVELOPMENT: Research and development costs sponsored by the Company and the Predecessor Company include bid and proposal costs related to government products and services. These costs generally are allocated among all contracts and programs in progress under U.S. government contractual arrangements. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as direct contract costs.

     STOCK OPTIONS: In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair value of the Holdings common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. The Company has adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimates of pension and postretirement benefit obligations, allocations of costs and expenses from Lockheed Martin to the Predecessor Company, recoverability of recorded amounts of fixed assets and cost in excess of net assets acquired, income taxes, litigation and environmental obligations. Actual results could differ from these estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs, including precontract costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-5 to have a material impact on its results of operations or financial position.

     In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS 133 to have a material impact on its financial position.

     RECLASSIFICATIONS: Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.


4. PREDECESSOR COMPANY ACQUISITION

     Effective April 1, 1996, Lockheed Martin acquired the Loral Acquired Businesses. The acquisition was accounted for as a purchase business combination by Lockheed Martin Communications Systems -- Camden Division and has been reflected in the financial statements based on the purchase price allocated to the Loral Acquired Businesses by Lockheed Martin. The assets and liabilities recorded in connection with the purchase price allocation were $401,000 and $113,200, respectively.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. ACQUISITIONS

     1998 Acquisitions. On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $230,000 of cash subject to adjustment based on final closing adjusted net assets, as defined. On March 30, 1998 the Company purchased the assets of the Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc. for $67,500 of cash. On March 4, 1998, the Company purchased substantially all of the assets of ILEX Systems ("ILEX") for $51,923 of cash subject to adjustment based on closing net assets plus additional consideration contingent upon post-acquisition performance of ILEX. On February 5, 1998, the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc. for $27,000 of cash subject to adjustment based upon closing net assets, as defined. SPD, Ocean Systems, ILEX, and STS collectively comprise the "1998 Acquisitions". During 1998, the Company also purchased several other operations and product lines for an aggregate purchase price of $57,700 of cash before expenses and certain adjustments based on closing date net assets, as defined, and certain additional consideration based on post-acquisition performance. These other acquisitions, both individually and in the aggregate were not material to the results of operations or financial position of the Company. All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their effective dates.

     The assets and liabilities recorded in connection with the acquisitions of SPD and Ocean Systems are based upon preliminary estimates of fair values. Actual adjustments will be based on the final purchase prices and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations. The assets and liabilities recorded in connection with the acquisitions of SPD, Ocean Systems, ILEX and STS were $326,664 and $85,111, $143,612 and $74,792, $59,061 and $4,790, and $35,559 and
$7,909, respectively. The Company has valued acquired certain contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The excess of purchase cost over the fair value of net assets acquired is being amortized on a straight-line basis over periods of 40 years for SPD, Ocean Systems and ILEX and 15 years for STS.

     Had the L-3 Acquisition, the 1998 Acquisitions and the related financing transactions occurred on January 1, 1997, the unaudited pro forma sales, net income and diluted earnings per share would have been $1,163,200, $28,500 and $1.10, respectively, for 1998 and $1,063,900, $11,300 and $0.41, respectively, for 1997. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 1997.

     Microdyne Corporation. On December 3, 1998, the Company signed an agreement to acquire all of the outstanding common stock of Microdyne Corporation ("Microdyne") for approximately $90.0 million in cash, including the repayment of Microdyne's debt. In January 1999, pursuant to the acquisition agreement, a subsidiary of the Company purchased 91.9% of the common stock of Microdyne in a cash tender offer. The Company completed the acquisition and merger of Microdyne in February 1999. The purchase of shares of Microdyne common stock was financed using available cash and borrowings under the Senior Credit Facilities. See Note 8.

     Aydin Corporation. On March 1, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Aydin Corporation ("Aydin") for approximately $72.3 million in cash before reductions for Aydin's cash on hand which amounted to approximately $11.3 million at the end of February 1999. The acquisition is subject to the receipt of a majority of Aydin's common shares outstanding in the tender offer, regulatory approvals and other customary closing conditions. The Company expects to complete this acquisition during the first half of 1999.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. CONTRACTS IN PROCESS


     The components of contracts in process are presented on the table below. Unbilled contract receivables are comprised of accumulated costs and profits on contracts. The amount of billed contract receivables, unbilled contract receivables, inventoried costs and progress payments are principally related to contracts with the U.S. government.


                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                                1998          1997
                                                                            -----------   ------------
Billed contract receivables .............................................    $ 100,234     $  39,185
Unbilled contract receivables ...........................................       69,361        32,653
Other billed receivables, principally commercial and affiliates .........       81,372        31,580
Inventoried costs .......................................................      130,350        80,532
                                                                             ---------     ---------
                                                                               381,317       183,950
Less, unliquidated progress payments ....................................      (30,268)      (19,170)
                                                                             ---------     ---------
   Total contracts in process ...........................................    $ 351,049     $ 164,780
                                                                             =========     =========

     The U.S. government has title to or a secured interest in, inventory to which progress payments on its contracts are applied. Unbilled contract receivables represent accumulated costs and earned profits which are not yet billed to customers. The Company believes that substantially all of the unbilled contract receivables will be billed and collected within one year.


     The following data have been used in the determination of the costs and expenses presented on the statements of operations:


                                                               COMPANY               PREDECESSOR COMPANY
                                                    ----------------------------- -------------------------
                                                                        NINE         THREE
                                                         YEAR          MONTHS        MONTHS        YEAR
                                                         ENDED          ENDED        ENDED        ENDED
                                                     DECEMBER 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,
                                                         1998           1997          1997         1996
                                                    -------------- -------------- ----------- -------------
Selling, general and administrative ("SG&A") costs
 included in inventoried costs ....................    $ 16,550        $15,379      $14,536      $14,700
SG&A incurred costs ...............................     189,507         88,527       28,449       82,226
Independent research and development, including bid
 and proposal costs included in SG&A incurred
 costs ............................................      59,897         28,893       12,024       36,500

7. PROPERTY, PLANT AND EQUIPMENT


                                                              DECEMBER 31,
                                                         -----------------------
                                                             1998         1997
                                                         -----------   ---------
Land .................................................    $  9,145      $ 6,670
Buildings and improvements ...........................      28,168       19,487
Machinery, equipment, furniture and fixtures .........     105,569       58,978
Leasehold improvements ...............................      12,830        9,899
                                                          --------      -------
 Total property, plant and equipment .................    $155,712      $95,034
                                                          ========      =======

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Depreciation and amortization expense for property, plant and equipment was $22,463 for 1998 and $13,320 for the nine-month period ended December 31, 1997, $4,529 for the three-month period ended March 31, 1997 and $14,924 for 1996.


8. DEBT

     The Company's long-term debt consists of:


                                                               DECEMBER 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------   -----------
   Senior Credit Facilities:
    Term Loan Facilities .............................    $     --     $172,000
   103/8% Senior Subordinated Notes due 2007 .........     225,000      225,000
   81/2% Senior Subordinated Notes due 2008 ..........     180,000           --
   8% Senior Subordinated Notes due 2008 .............     200,000           --
                                                          --------     --------
    Total debt .......................................     605,000      397,000
   Less current portion ..............................          --        5,000
                                                          --------     --------
    Total long-term debt .............................    $605,000     $392,000
                                                          ========     ========

     In connection with the L-3 Acquisition, the Company entered into credit facilities (the "Senior Credit Facilities") with a syndicate of banks and financial institutions led by Bank of America National Trust & Savings Association ("B of A"), as administrative agent, originally consisting of $175,000 of term loans (the "Term Loan Facilities") and a $100,000 revolving credit facility (the "Revolving Credit Facility"). In 1998, the Company prepaid all of the outstanding borrowings under the Term Loan Facilities and the Senior Credit Facilities were amended to increase the Revolving Credit Facility to $200,000 and to add a revolving 364 day credit facility for $185,000 (the "Revolving 364 Day Credit Facility"). The Revolving 364 Day Credit Facility expires on August 12, 1999 at which time the Company may (i) request that the creditors extend it for one additional 364 day period or (ii) exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which amortize over a two year period beginning March 31, 2001, and must be paid in full no later than March 31, 2003. Available borrowings under the Revolving Credit Facility and the Revolving 364 Day Credit Facility at December 31, 1998 were $112,644 and $185,000, respectively, after reductions for outstanding letters of credit of $87,356. On March 3, 1999, the Senior Credit Facilities were further amended to increase the Revolving 364 Day Credit Facility by $15,000 to $200,000.

     Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the B of A "reference rate" (as defined) plus a spread ranging from 0.875% to 0.0% per annum depending on L-3 Communications' ratio of debt to EBITDA, as defined (the "Debt to EBITDA Ratio") at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 1.875% to 0.625% per annum depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

     L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Revolving Credit Facility at a rate ranging from 0.50% to 0.25% per annum and under the Revolving 364 Day Facility at a rate ranging from 0.30% to 0.125% per annum, in each case depending on L-3 Communications' Debt to EBITDA Ratio in effect. L-3 Communications pays letter of credit fees calculated at a rate ranging from 0.9375% to 0.3125% per annum for performance letters of credit and 1.875% to 0.625% for all other letters of credit, in each case depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In April 1997, L-3 Communications sold $225,000 of 103/8% senior subordinated notes (the "1997 Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year commencing November 1, 1997. On November 5, 1997, the Company completed its exchange offer relating to the 1997 Notes and the holders of the 1997 Notes received registered securities. In May 1998, L-3 Communications sold $180,000 of 81/2 % senior subordinated notes (the "May 1998 Notes") due May 15, 2008 with interest payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. In December 1998, L-3 Communications sold $200,000 of 8% senior subordinated notes (the "December 1998 Notes") due August 1, 2008 with interest payable semi-annually on February 1 and August 1 of each year commencing February 1, 1999. Collectively, the 1997 Notes, May 1998 Notes and December 1998 Notes comprise the "Senior Subordinated Notes". The Senior Subordinated Notes mature $225.0 million in 2007 and $380.0 million in 2008.


     The 1997 Notes, May 1998 Notes and December 1998 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2002, August 1, 2003, and August 1, 2003, respectively, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, May 15, 2001, and December 11, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 1997 Notes, May 1998 Notes and December 1998 Notes, respectively, at redemption prices of 109.375%, 108.500%, and 108.00% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital.


     In February 1999, the Company exchanged all of the December 1998 Notes for notes identical in all material respects to the December 1998 Notes, except that the notes are registered under the Securities Exchange Act of 1933.


     The Senior Credit Facilities and Senior Subordinated Notes agreements contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Senior Credit Facilities contain financial covenants which require that (i) the Company's Debt to EBITDA Ratio be less than or equal to 5.00 for the quarter ended December 31, 1998, and that the maximum allowable debt ratio, as defined, thereafter decline over time to less than or equal to 3.25 for the quarters ending September 30, 2002 and thereafter, and (ii) the Company's interest coverage ratio, as defined, be greater than or equal to 2.00 for the quarter ended December 31, 1998, and that the minimum allowable interest coverage ratio, as defined, thereafter increase over time to greater than or equal to at least 3.00 for the quarters ending September 30, 2002 and thereafter. Through December 31, 1998 the Company was in compliance with these covenants at all times.


     In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes is unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's subsidiaries, all of which are wholly owned.


9. PREDECESSOR COMPANY'S INTEREST EXPENSE


     Interest expense was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the beginning of period invested equity account deemed to be financed by consolidated debt, which was determined based on Lockheed Martin's debt to

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

equity ratio on such date, except that the acquisition of the Loral Acquired Businesses was assumed to be fully financed by debt. Interest expense of the Predecessor Company was calculated using these balances and interest rates:




                              THREE MONTHS       YEAR ENDED
                                  ENDED         DECEMBER 31,
                             MARCH 31, 1997         1996
                            ----------------   -------------
Invested equity .........      $ 473,609         $ 482,466
Interest rate ...........           7.10%             7.20%

10. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents, billed contract receivables, other billed receivables (principally commercial and affiliates), investments, trade accounts payable, customer advances, Senior Subordinated Notes (see Note
8), and interest rate cap and interest rate floor contracts. The carrying amounts of cash and cash equivalents, billed contract receivables, other billed receivables, trade accounts payable and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Company's investments are based on quoted market prices, as available, and historical costs which approximate fair value. The May 1998 Notes and 1997 Notes are registered, unlisted public debt which are traded in the over-the-counter market. The December 1998 Notes were unlisted privately placed debt at December 31, 1998 which trade in the over-the counter market. In February 1999, the December 1998 Notes were exchanged for unlisted public debt. The fair value of the Senior Subordinated Notes are based on quoted trading activity. The fair values of the interest rate agreements were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair value of the Company's financial instruments are as follows:




                                                          DECEMBER 31,
                                      ----------------------------------------------------
                                                1998                        1997
                                      -------------------------   ------------------------
                                       CARRYING      ESTIMATED     CARRYING     ESTIMATED
                                        AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                      ----------   ------------   ----------   -----------
Investments .......................    $ 11,446      $ 12,274      $  5,113     $  5,113
Senior Subordinated Notes .........     605,000       633,830       225,000      243,000
Interest rate caps ................       1,170           236         1,569          561
Interest rate floors ..............        (200)       (1,094)         (268)        (531)

     Interest Rate Risk Management. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities, the Company entered into interest rate caps and interest rate floors (collectively, the "interest rate agreements"). The interest rate agreements are denominated in U.S. dollars and have designated maturities which occur every three months until the interest rate agreements expire in March 2002. Cash payments are received from (paid to) the counterparties on the interest rate caps (floors) contracts by the amount that the reference interest rates are greater than (less than) the cap (floor) contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate agreements. Cash payments between the Company and counterparties are recorded as a component of interest expense. The initial cost (receipt) of these arrangements are deferred and amortized as interest expense. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

volume of these agreements and do not represent exposure to credit loss. The impact of the interest rate agreements was not material to interest expense or cash flows for 1998 and for the nine-month period ended December 31, 1997. Information with respect to the interest rate agreements is as follows:




                                                    DECEMBER 31,
                               ------------------------------------------------------
                                          1998                        1997
                               --------------------------- --------------------------
                                NOTIONAL     UNREALIZED     NOTIONAL     UNREALIZED
                                 AMOUNT    GAINS (LOSSES)    AMOUNT    GAINS (LOSSES)
                               ---------- ---------------- ---------- ---------------
Interest rate caps ...........  $100,000       $ (934)      $100,000     $ (1,008)
Interest rate floors .........  $ 50,000       $ (894)      $ 50,000     $   (263)

11. COMMON STOCK


     On May 19, 1998, Holdings sold 6.9 million shares of its Common Stock in an Initial Public Offering ("IPO") representing 25.2% of Holdings' outstanding common stock immediately after the IPO. The net proceeds of the IPO amounted to $139,500 and were contributed by Holdings to L-3 Communications. After the completion of the IPO, the Lehman Partnership and Lockheed Martin owned 36.6% and 24.8%, respectively, of the outstanding shares of Holdings' Common Stock.


     Immediately prior to the IPO, each authorized share of Holdings Class A common stock, Class B common stock and Class C common stock was converted into one class of common stock and the authorized Holdings common stock was increased to 100 million shares. The Class B common stock which was owned by the Equity Executives was subject to a repurchase agreement wherein prior to an initial public offering by Holdings, the Equity Executives under certain circumstances could have required the Company to repurchase that common stock. Accordingly, the Class B common stock was not classified as stockholders' equity at December 31, 1997.


     In connection with the initial capitalization of L-3 in April 1997, the Class A common stock and Class B common stock were issued at per share prices of $6.47 and $5.00, respectively. The aggregate difference in issuance prices of $4,410 was recorded as a noncash compensation charge effective April 1, 1997.


     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a offering for $42.00 per share (the "secondary offering") representing 15.4% of Holdings outstanding common stock immediately after the secondary offering. The net proceeds to Holdings from the secondary offering amounted to $201.5 million and were contributed to the L-3 Communications. In addition, 6.5 million shares were also sold in the secondary offering by the Lehman Partnership and Lockheed Martin. After the secondary offering, the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holding's common stock.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. L-3 COMMUNICATIONS SHAREHOLDERS' EQUITY


     Holdings has no other assets or liabilities and conducts all of its operations through its wholly-owned subsidiary, L-3 Communications. The table below presents the shareholders' equity of L-3 Communications:




                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                 1998           1997
                                                             ------------   ------------
   Common stock, $0.1 par value; 100 shares authorized and
     outstanding .........................................     $     --       $     --
   Additional paid-in capital ............................      264,769        120,410
   Retained earnings .....................................       44,856         12,305
   Accumulated other comprehensive income (loss) .........       (9,651)            --
                                                               --------       --------
    Total shareholders' equity ...........................     $299,974       $132,715
                                                               ========       ========

     The additional paid-in capital at December 31, 1998 reflects the contributions to L-3 Communications from Holdings of (i) the net proceeds from the IPO and secondary offering (see Note 11), (ii) proceeds and income tax benefits from the exercise of Holdings stock options (see Note 15), and (iii) its common stock issued to the Company's savings plans for employer matching contributions (see Note 17).


13. EARNINGS PER SHARE


     Basic earnings per share ("EPS") is based on the weighted average common shares outstanding for the period, excluding any dilutive common share equivalents. Diluted EPS reflects the potential dilution that could occur if stock options were exercised. A reconciliation of basic and diluted EPS follows (in thousands, except per share amounts):




                                                                                        AVERAGE       EARNINGS
                                                                            NET          SHARES         PER
                                                                          INCOME      OUTSTANDING      SHARE
                                                                        ----------   -------------   ---------
1998:
Basic ...............................................................    $32,551         24,679       $ 1.32
Effect of potential dilution from exercise of stock options .........                     1,221
                                                                         -------         ------       ------
Diluted .............................................................    $32,551         25,900       $ 1.26
                                                                         =======         ======       ======
NINE MONTHS ENDED DECEMBER 31, 1997:
Basic ...............................................................    $12,305         20,000       $ 0.62
Effect of potential dilution from exercise of stock options .........                        12
                                                                         -------         ------       ------
Diluted .............................................................    $12,305         20,012       $ 0.61
                                                                         =======         ======       ======

     For purposes of computing EPS for the nine-month period ended December 31, 1997, the Class B common stock subject to repurchase agreement was included in the average shares outstanding. EPS data is not presented for the Predecessor Company because it was wholly-owned by Lockheed Martin prior to the L-3 Acquisition.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. INCOME TAXES


COMPANY


     Pretax income of the Company was $53,450 for 1998 and $22,992 for the nine-month period ended December 31, 1997, substantially all of which was derived from domestic operations. The components of the Company's provision for income taxes were:




                                                                              NINE MONTHS
                                                              YEAR ENDED         ENDED
                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1998             1997
                                                            --------------   -------------
Current income tax provision, primarily federal .........       $ 1,113         $   696
Deferred income tax provision:
 Federal ................................................        18,203           8,635
 State and local ........................................         1,583           1,356
                                                                -------         -------
  Subtotal ..............................................        19,786           9,991
                                                                -------         -------
Total provision for income taxes ........................       $20,899         $10,687
                                                                =======         =======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company follows:




                                                                                              NINE MONTHS
                                                                              YEAR ENDED         ENDED
                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                 1998             1997
                                                                            --------------   -------------
Statutory federal income tax rate .......................................         35.0%           35.0%
State and local income taxes, net of federal income tax benefit .........          2.4             3.8
Noncash compensation charge .............................................           --             6.8
Nondeductible goodwill amortization and other expenses ..................          4.6             3.1
Research and experimentation and other tax credits ......................         (4.5)           (3.5)
Other, net ..............................................................          1.6             1.3
                                                                                  ----            ----
Effective income tax rate ...............................................         39.1%           46.5%
                                                                                  ====            ====

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The significant components of the Company's net deferred tax assets and liabilities are:




                                                                DECEMBER 31,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Deferred tax assets:
 Inventoried costs ....................................    $  8,243      $  8,711
 Compensation and benefits ............................          --           528
 Pension and postretirement benefits ..................      25,597        12,826
 Property, plant and equipment ........................       7,748         8,098
 Income recognition on long-term contracts ............         436         3,691
 Accrued warranty costs ...............................       5,268         1,834
 Net operating loss carryforwards .....................       8,112         1,688
 Tax credit carryforwards .............................       4,320         1,281
 Other, net ...........................................         475            27
                                                           --------      --------
   Total deferred tax assets ..........................      60,199        38,684
Deferred tax liabilities:
 Cost in excess of net assets acquired ................      (3,348)       (1,099)
 Compensation and benefits ............................        (378)           --
 Other, net ...........................................        (743)          (70)
                                                           --------      --------
   Total deferred tax liabilities .....................      (4,469)       (1,169)
                                                           --------      --------
 Net deferred tax assets ..............................    $ 55,730      $ 37,515
                                                           ========      ========
 The net deferred tax assets are classified as follows:
 Current deferred tax assets ..........................    $ 16,591      $ 13,298
 Long-term deferred tax assets ........................      39,139        24,217
                                                           --------      --------
   Total net deferred tax assets ......................    $ 55,730      $ 37,515
                                                           ========      ========

     At December 31, 1998 and 1997, the Company had $12,432 and $2,969, respectively, of tax carryforwards primarily related to U.S. federal net operating losses and research and experimentation tax credits which will expire if unused beginning in 2012. The Company believes that these carryforwards will be available to reduce future income tax liabilities and has recorded these carryforwards as non-current deferred tax assets.


PREDECESSOR COMPANY


     The (benefit) provision for income taxes for the Predecessor Company was calculated by applying statutory tax rates to the reported income (loss) before income taxes after considering items that do not enter into the determination of taxable income and tax credits reflected in the consolidated provision of Lockheed Martin, which are related to the Predecessor Company. Substantially all the income of the Predecessor Company was from domestic operations. The estimated benefit for deferred income taxes was $1,315 for the three-month period ended March 31, 1997 and $2,143 for 1996.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The principal components of the deferred taxes are contract accounting methods, property, plant and equipment, goodwill amortization and timing of accruals. The effective income tax rate of the Predecessor Company differs from the statutory Federal income tax rate for the following reasons:




                                                                      THREE MONTHS
                                                                         ENDED         YEAR ENDED
                                                                       MARCH 31,      DECEMBER 31,
                                                                          1997            1996
                                                                     -------------   -------------
   Statutory federal income tax rate .............................        (35.0)%         35.0%
   Amortization of cost in excess of net assets acquired .........        ( 8.1)           2.0
   Research and experimentation and other tax credits ............        (11.3)          (2.0)
   State and local income taxes, net of federal income tax benefit
     and state and local income tax credits ......................          4.8            6.0
   Foreign sales corporation tax benefits ........................        ( 8.4)          (1.0)
   Other, net ....................................................          9.1             --
                                                                          -----           ----
   Effective income tax rate .....................................        (48.9)%         40.0%
                                                                          =====           ====

15. STOCK OPTIONS


COMPANY

     On March 10, 1998 the 1997 option plan for key employees was amended to increase the shares available for option grants to 4,255,815 shares of Holdings common stock, of which 897,146 were available for future option grants as of December 31, 1998. On January 19, 1999, Holdings granted options to purchase 414,150 shares of Holdings common stock at an exercise price of $40.50 to certain employees of the Company.

     On April 30, 1997, Holdings granted the Equity Executives nonqualified options to purchase, at $6.47 per share, 2,285,714 shares of Class A common stock of Holdings. In each case, half of the options are "Time Options" and half are "Performance Options" (collectively, the "Options"). The Time Options become exercisable with respect to 20% of the shares subject to the Time Options on each of the first five anniversaries if employment continues through and including such date. The Performance Options become exercisable nine years after the grant date, but may become exercisable earlier with respect to up to 20% of the shares subject to the Performance Options on each of the first five anniversaries, to the extent certain defined targets are achieved. The Options, which have a ten year term, become fully exercisable under certain circumstances, including a change in control. The following table presents stock option activity for the nine-month period ended December 31, 1997 and 1998.


                                                           WEIGHTED
                                                           AVERAGE
                                             NUMBER OF     EXERCISE
                                              OPTIONS       PRICE
                                            -----------   ---------
                                                (IN THOUSANDS)
   Balance at April 1, 1997 .............         --           --
     Options granted ....................      2,975      $  6.47
     Options exercised ..................         --           --
     Options canceled ...................         (4)     $  6.47
                                               ------
   Balance at December 31, 1997 .........      2,971      $  6.47
     Options granted ....................        425      $ 25.60
     Options exercised ..................       (481)     $  6.47
     Options canceled ...................        (37)     $  8.19
                                               -----
   Balance at December 31, 1998 .........      2,878      $  9.27
                                               =====

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 1998.




                                  OUTSTANDING                                  EXERCISABLE
                   ------------------------------------------   -----------------------------------------
                                     WEIGHTED                                     WEIGHTED
                                      AVERAGE       WEIGHTED                       AVERAGE       WEIGHTED
                                     REMAINING       AVERAGE                      REMAINING      AVERAGE
    EXERCISE          NUMBER        CONTRACTUAL     EXERCISE       NUMBER        CONTRACTUAL     EXERCISE
     PRICES         OF OPTIONS     LIFE (YEARS)       PRICE      OF OPTIONS     LIFE (YEARS)      PRICE
----------------   ------------   --------------   ----------   ------------   --------------   ---------
$ 6.47 .........    2,455,474            7.7        $  6.47        204,158            8.5        $ 6.47
$22.00 .........      282,880            9.3        $ 22.00             --            --             --
$32.75 .........      139,700            9.7        $ 32.75             --            --             --
                    ---------                                      -------
 Total .........    2,878,054            7.9        $  9.27        204,158            8.5        $ 6.47
                    =========                                      =======

     The weighted average fair values of stock options at their grant date during 1998 and 1997, where the exercise price equaled the market price (estimated fair value) on the grant date were $8.86 and $6.47, respectively. In accordance with APB 25, no compensation expense was recognized. The following table reflects pro forma net income and EPS had the Company elected to adopt the fair value approach of SFAS 123:




                                               NINE MONTHS
                               YEAR ENDED         ENDED
                              DECEMBER 31,     DECEMBER 31,
                                  1998             1997
                             --------------   -------------
   Net income:
     As reported .........      $ 32,551        $ 12,305
     Pro forma ...........        31,246          11,751
   Basic EPS:
     As reported .........      $   1.32        $   0.62
     Pro forma ...........          1.27            0.59
   Diluted EPS:
     As reported .........      $   1.26        $   0.61
     Pro forma ...........          1.21            0.59

     The estimated fair values of each option granted in 1998 were calculated using the Black-Scholes option-pricing model. The estimated fair value of each option granted in 1997 was calculated using the minimum value method under SFAS 123 because Holdings common stock was not publicly traded prior to its IPO. See
Note 11. The weighted average assumptions used in the valuation models were as follows:




                                               1998       1997
                                             --------   --------
   Expected option term (years) ..........      4.1        5.5
   Expected volatility ...................     31.0%      n.a.
   Expected dividend yield ...............       --         --
   Risk-free interest rate ...............      5.6%       6.3%

PREDECESSOR COMPANY

     During the three-month period ended March 31, 1997 and the year ended December 31, 1996, certain employees of the Predecessor Company participated in Lockheed Martin's stock option plans. All stock options granted had 10 year terms and vested over two years. Exercise prices of options awarded in both years were equal to the market price of the stock on the date of grant. The fair value for these options

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three-month period ended March 31, 1997, and the years ended December 31, 1996 and 1995, respectively: risk-free interest rates of 5.58%, and 5.58%; dividend yield of 1.70%; volatility factors related to the expected market price of the Lockheed Martin's common stock of 18.6%, and 18.6%; weighted-average expected option life of five years. The weighted-average fair values of options granted during the three-month period ended March 31, 1997 and the year ended December 31, 1996 were $17.24 and $17.24, respectively.

     For the purposes of pro forma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Predecessor Company's pro forma net income (loss) was ($386) for the three-month period ended March 31, 1997 and $11,531 for 1996.

16. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2018. At December 31, 1998, future minimum payments under noncancellable operating leases with initial or remaining terms in excess of one year were:




                                   OPERATING LEASES
                       ----------------------------------------
                        REAL ESTATE     EQUIPMENT       TOTAL
                       -------------   -----------   ----------
1999 ...............      $ 17,165        $1,458      $ 18,623
2000 ...............        17,467         1,080        18,547
2001 ...............        15,943           503        16,446
2002 ...............        16,126           184        16,310
2003 ...............        10,876            84        10,960
Thereafter .........       128,267            12       128,279
                          --------        ------      --------
   Total ...........      $205,844        $3,321      $209,165
                          ========        ======      ========

     Real estate lease commitments have been reduced by minimum sublease rental income of $7,173 due in the future under noncancellable subleases. Leases covering major items of real estate and equipment contain renewal and or purchase options. Rent expense, net of sublease income was $15,290 for 1998, $7,330 for the nine-month period ended December 31, 1997, $2,553 for the three-month period ended March 31, 1997, $8,495 for 1996.

     On March 30, 1998, the Company entered into a real estate lease agreement as lessee, accounted for as an operating lease, which expires on March 30, 2001. On or before the lease expiration date, the Company can exercise options to either renew the lease, purchase the property for $12,500, or sell the property on behalf of the lessor (the "sale option"). If the Company exercises the sale option, the Company must pay the lessor a residual guarantee amount of $10,894 on or before the lease expiration date, and at the time the property is sold, the Company must pay the lessor a supplemental rent in the amount of $1,606. Accordingly, the $12,500 has been included in the noncancellable real estate operating lease payments relating to the expiration of such lease.

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

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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


     Pursuant to the L-3 Acquisition Agreement, Holdings and L-3 Communications assumed certain on-site and off-site environmental liabilities related to events or activities occurring prior to the consummation of the L-3 Acquisition. Lockheed Martin retained all environmental liabilities for all facilities not used by the Predecessor Company as of April 1997 and fully indemnified Holdings for such pre-existing site environmental obligations. Lockheed Martin has also agreed, for the first eight years following April 1997 to pay 50% of all costs incurred by Holdings above those reserved for on the Company's balance sheet at March 31, 1997 relating to certain Company-assumed environmental liabilities and, for the seven years thereafter, to pay 40% of certain reasonable operation and maintenance costs relating to any environmental remediation projects undertaken in the first eight years.


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


     The Company and the Predecessor Company have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position or results of operations of the Company.


17. PENSIONS AND OTHER EMPLOYEE BENEFITS


     The Company maintains a number of pension plans, both contributory and noncontributory, covering employees of certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.


     The Company also provides postretirement medical and life insurance benefits for retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans.




                                                                                                POSTRETIREMENT
                                                                  PENSION PLANS                  BENEFIT PLANS
                                                           ---------------------------   -----------------------------
                                                               1998           1997            1998            1997
                                                           ------------   ------------   -------------   -------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ................    $ 198,431      $      --       $  18,880       $      --
Service cost ...........................................       10,717          5,109           1,288             466
Interest cost ..........................................       17,996          8,883           2,933             840
Actuarial loss .........................................       18,590          6,883           1,547             624
Acquisitions ...........................................      105,072        181,084          52,435          17,177
Benefits paid ..........................................      (10,323)        (3,528)         (1,821)           (227)
                                                            ---------      ---------       ---------       ---------
Benefit obligation at end of year ......................    $ 340,483      $ 198,431       $  75,262       $  18,880
                                                            ---------      ---------       ---------       ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .........    $ 173,450      $      --       $      --       $      --
Actual return on plan assets ...........................       22,059         11,539
Acquisitions ...........................................       93,822        165,339              --              --
Employer contributions .................................        9,494            100           1,821             227
Benefits paid ..........................................      (10,323)        (3,528)         (1,821)           (227)
                                                            ---------      ---------       ---------       ---------
Fair value of plan assets at end of year ...............    $ 288,502      $ 173,450       $      --       $      --
                                                            ---------      ---------       ---------       ---------
Funded status of the plans .............................    $ (51,981)     $ (24,981)      $ (75,262)      $ (18,880)
Unrecognized actuarial loss ............................       20,299          5,124           2,165             624
                                                            ---------      ---------       ---------       ---------
Net amount recognized ..................................    $ (31,682)     $ (19,857)      $ (73,097)      $ (18,256)
                                                            =========      =========       =========       =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit liability ..............................    $ (41,196)     $ (19,857)      $ (73,097)      $ (18,256)
Accumulated other comprehensive income .................        9,514             --              --              --
                                                            ---------      ---------       ---------       ---------
Net amount recognized ..................................    $ (31,682)     $ (19,857)      $ (73,097)      $ (18,256)
                                                            =========      =========       =========       =========
RATE ASSUMPTIONS:
Discount rate ..........................................         6.75%          7.25%           6.75%           7.25%
Rate of return on plan assets ..........................         9.00%          9.00%        n.a.            n.a.
Salary increases .......................................         4.50%          5.00%           4.50%           5.00%
Annual increase in cost of benefits ....................       n.a.           n.a.              6.50%           6.50%

     The annual increase in cost of benefits ("health care cost trend rate") is assumed to decrease gradually to a rate of 4.5% by the year 2001. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of increasing the aggregate service and interest cost components and the postretirement medical obligations by $473 and $4,560, respectively. A one percentage point increase in the assumed health care cost trend rate would have the effect of decreasing the aggregate service and interest cost components and the postretirement medical obligations by $384 and $3,723, respectively.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the components of net periodic pension and postretirement medical costs.


                                                                      POSTRETIREMENT
                                                PENSION PLANS          BENEFIT PLANS
                                           ------------------------ -------------------
                                               1998         1997       1998      1997
                                           ------------ ----------- --------- ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost .............................  $  10,717    $  5,109    $1,288    $  466
Interest cost ............................     17,996       8,883     2,933       840
Expected return on plan assets ...........    (19,938)     (9,704)       --        --
Recognized actuarial (gain) loss .........        (25)         --         7        --
Recognition due to settlement ............       (376)         --        --        --
                                            ---------    --------    ------    ------
Net periodic benefit cost ................  $   8,374    $  4,288    $4,228    $1,306
                                            =========    ========    ======    ======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $271,411, $251,228, and $228,856, respectively, as of December 31, 1998, and $118,751, $113,052, and $104,182, respectively, as of
December 31, 1997.

     In connection with the Company's assumption of certain plan obligations pursuant to the L-3 Acquisition, Lockheed Martin has provided the Pension Benefit Guaranty Corporation ("PBGC") with commitments to assume sponsorship or other forms of financial support under certain circumstances of the Company's pension plans for Communication Systems -- West and Aviation Recorders (the "Subject Plans"). In this connection, the Company has provided certain assurances to Lockheed Martin including, but not limited to, (i) continuing to fund the Subject Plans consistent with prior practices and to the extent deductible for tax purposes and, where appropriate, recoverable under U.S. government contracts, (ii) agreeing not to increase benefits under the Subject Plans without the consent of Lockheed Martin, (iii) restricting the Company from a sale of any business employing individuals covered by the Subject Plans if such sale would not result in reduction or elimination of the Lockheed Martin Commitment with regard to the specific plan and (iv) if the Subject Plans were returned to Lockheed Martin, granting Lockheed Martin the right to seek recovery from the Company of those amounts actually paid, if any, by Lockheed Martin with regard to the Subject Plans after their return. In addition, upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Lockheed Martin may exercise this right by giving 45 days prior written notice to the Company after the occurrence of such triggering events if it has concluded that the liabilities of the Subject Plans would increase unreasonably. As a result of a decrease in the PBGC-mandated discount rate in 1998 and the resulting increase in the underlying liability, one of such triggering events has occurred. The Company notified Lockheed Martin of this fact. In February 1999, Lockheed Martin informed the Company that it has no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions, in Holdings common stock or cash, for 1998 and nine-month period ended December 31, 1997 were $6,366 and $3,742, respectively.


18. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                        COMPANY
                                                           ---------------------------------
                                                             YEAR ENDED       NINE MONTHS
                                                            DECEMBER 31,         ENDED
                                                                1998       DECEMBER 31, 1997
                                                           -------------- ------------------
   Interest paid .........................................     $42,908          $21,245
   Income taxes paid .....................................         496              109
   Noncash transactions:
    Issuance of common stock .............................          --           45,000
    Savings plan employer matching contributions in common
      stock ..............................................         967               --

     Prior to the L-3 Acquisition, the Predecessor Company participated in the Lockheed Martin cash management system, under which all cash was received and all payments were made by Lockheed Martin. For purposes of the statement of cash flows, all transactions with Lockheed Martin were deemed to have been settled in cash at the time they were recorded by the Predecessor Company.


19. OTHER TRANSACTIONS WITH LOCKHEED MARTIN

     The Company and the Predecessor Company sell products to Lockheed Martin and its affiliates. Such net sales amounted to $70,401 for 1998 and $60,402 for the nine- month period ended December 31, 1997; $21,171 for the three- month period ended March 31, 1997 and $70,658 for 1996, respectively. Included in Contracts in Process are receivables from Lockheed Martin and its affiliates of $11,990 and $8,846 at December 31, 1998 and 1997, respectively.

     Lockheed Martin provides the Company information systems and other services and previously provided similar services to the Predecessor Company for which the Company and the Predecessor Company were charged $12,095, $13,690, $4,210, and $20,901 for 1998, the nine-month period ended December 31, 1997, the three-month period ended March 31, 1997 and the year ended December 31, 1996 respectively.

     The Predecessor Company relied on Lockheed Martin for certain services, including treasury, cash management, employee benefits, taxes, risk management, internal audit, financial reporting, contract administration and general corporate services. Although certain assets, liabilities and expenses related to these services have been allocated to the Predecessor Company, the combined financial position, results of operations and cash flows presented in the accompanying combined financial statements would not be the same had the Predecessor Company been an independent entity.

     The amount of allocated corporate expenses to the Predecessor Company and reflected in these combined financial statements was estimated based primarily on an allocation methodology prescribed by government regulations pertaining to government contractors. Allocated costs were $5,208 for the three-month period ended March 31, 1997, and $10,057 for the year ended December 31, 1996.


20. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products. Secure Communication Systems consists of secure, high data rate communi-

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

cations in support of military and other U.S. government reconnaissance and surveillance applications. Specialized Communication Products consists of the microwave components, avionics and ocean products, and telemetry, instrumentation and space products operations of the Company. See Note 1.


     The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. All corporate expenses are allocated to the Company's divisions using an allocation methodology prescribed by U.S. government regulations for government contractors. Accordingly, all costs and expenses are included in the segment measure of profitability.




                                             SECURE       SPECIALIZED                ELIMINATION OF   CONSOLIDATED
                                         COMMUNICATION   COMMUNICATION                INTERSEGMENT     (COMBINED)
                                            SYSTEMS         PRODUCTS     CORPORATE        SALES          TOTAL
                                        --------------- --------------- ----------- ---------------- -------------
COMPANY
1998
----
Sales .................................     $493,188        $561,393                   $ (17,536)     $1,037,045
Operating income ......................       38,530          61,819                                     100,349
Total assets ..........................      368,891         797,469     $119,036                      1,285,396
Capital expenditures ..................        5,755          17,674                                      23,429
Depreciation and amortization .........       12,246          14,143                                      26,389
Goodwill amortization .................        5,441           8,525                                      13,966
Nine Months Ended December 31, 1997
---------------------------------------
Sales .................................     $309,143        $244,497                   $  (7,115)     $  546,525
Operating income ......................       25,800          30,056     $ (4,410)                        51,446
Total assets ..........................      265,959         290,244      140,779                        696,982
Capital expenditures ..................        5,534           6,400                                      11,934
Depreciation and amortization .........        9,646           6,803                                      16,449
Goodwill amortization .................        3,232           2,509                                       5,741
PREDECESSOR COMPANY
Three Months Ended March 31, 1997
---------------------------------------
Sales .................................     $ 84,862        $ 74,399                   $    (388)     $  158,873
Operating income ......................          127           7,809                                       7,936
Total assets ..........................      402,867         203,345                                     606,212
Capital expenditures ..................        1,263           3,037                                       4,300
Depreciation and amortization .........        2,671           2,590                                       5,261
Goodwill amortization .................        2,424             105                                       2,529
1996
----
Sales .................................     $322,423        $221,336                   $    (678)     $  543,081
Operating income ......................       18,867          24,824                                      43,691
Total assets ..........................      390,492         200,107                                     590,599
Capital expenditures ..................        7,089           6,439                                      13,528
Depreciation and amortization .........       11,642           6,711                                      18,353
Goodwill amortization .................        9,486             300                                       9,786

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issuance costs. Corporate operating income for the nine-month period ended December 31, 1997 represents the non-recurring noncash charge recorded in April, 1997 related to the initial capitalization of the Company. See Note 11.

     Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations, cash flows or financial position.


     Sales to principal customers are as follows:




                                                        COMPANY                    PREDECESSOR COMPANY
                                            -------------------------------   ------------------------------
                                                               NINE MONTHS     THREE MONTHS         YEAR
                                              YEAR ENDED          ENDED            ENDED           ENDED
                                             DECEMBER 31,     DECEMBER 31,       MARCH 31,      DECEMBER 31,
                                                 1998             1997             1997             1996
                                            --------------   --------------   --------------   -------------
U.S. government agencies ................     $  716,234        $434,020         $128,505         $425,033
Foreign governments .....................        100,911          12,090            2,017           19,239
Commercial export .......................         85,331          32,743           11,595           14,236
Other (principally U.S. commercial) .....        134,569          67,672           16,756           84,573
                                              ----------        --------         --------         --------
                                              $1,037,045        $546,525         $158,873         $543,081
                                              ==========        ========         ========         ========

21. UNAUDITED QUARTERLY FINANCIAL DATA
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Unaudited summarized financial data by quarter for the years ended December 31, 1998 and 1997 is presented below.




                                                        COMPANY
                             -------------------------------------------------------------
                                MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                             -------------   -------------   --------------   ------------
1998
Sales ....................     $ 186,564       $ 230,424       $ 291,312       $ 328,745
Operating income .........        14,093          19,458          30,068          36,730
Net income ...............         2,613           5,610          10,467          13,861
Basic EPS ................     $    0.13       $    0.24       $    0.38       $    0.51
Diluted EPS ..............     $    0.13       $    0.23       $    0.37       $    0.48


                                PREDECESSOR                      COMPANY
                                  COMPANY      --------------------------------------------
                                 MARCH 31,      JUNE 30(A)     SEPTEMBER 30     DECEMBER 31
                              --------------   ------------   --------------   ------------
1997
Sales .....................      $158,873        $168,030       $ 174,822       $ 203,673
Operating income ..........         7,936          10,711          17,854          22,881
Net income (loss) .........          (258)         (1,319)          5,276           8,348
Basic EPS .................        n.a.          $  (0.07)      $    0.26       $    0.42
Diluted EPS ...............        n.a.          $  (0.07)      $    0.26       $    0.42

----------
(a)        Includes a $4,410 ($0.22 per share) noncash compensation charge.