Form 10-Q
period 2002-06-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2002-08-06
CIK 1039101, 1056239

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                Commission file numbers 001-14141 and 333-46983


                       L-3 COMMUNICATIONS HOLDINGS, INC.
                                      AND
                        L-3 COMMUNICATIONS CORPORATION


                               600 Third Avenue
                              New York, NY 10016
                           Telephone: (212) 697-1111
                       State of incorporation: Delaware
        IRS Employer Identification Numbers: 13-3937434 and 13-3937436


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes      No
                                          ---      ---

     There were 93,973,927 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 31, 2002.

================================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                          QUARTER ENDED JUNE 30, 2002


                       PART I -- FINANCIAL INFORMATION:


                                                                                           PAGE NO.
                                                                                          ---------
ITEM 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and
            December 31, 2001 ............................................................     1

          Unaudited Condensed Consolidated Statements of Operations for the Three and
          Six Months ended June 30, 2002 and June 30, 2001 ..............................      2

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six
          Months ended June 30, 2002 and June 30, 2001 ..................................      4

          Notes to Unaudited Condensed Consolidated Financial Statements ................      5

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition ..........................................................    23

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ....................     40

                               PART II -- OTHER INFORMATION:

ITEM 4.   Submission of Matters to a Vote of Security Holders ...........................     42

ITEM 6.   Exhibits and Reports on Form 8-K ..............................................     43

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)




                                                                           JUNE 30,       DECEMBER 31,
                                                                             2002             2001
                                                                        --------------   -------------
                               ASSETS
Current assets:
  Cash and cash equivalents .........................................     $  466,118      $  361,022
  Contracts in process ..............................................      1,304,177         801,824
  Deferred income taxes .............................................         51,282          62,965
  Other current assets ..............................................         22,239          16,590
                                                                          ----------      ----------
    Total current assets.............................................      1,843,816       1,242,401
                                                                          ----------      ----------
Property, plant and equipment, net ..................................        385,201         203,374
Goodwill ............................................................      2,474,221       1,707,718
Deferred income taxes ...............................................        125,711          97,883
Deferred debt issue costs ...........................................         51,573          40,190
Other assets ........................................................         68,704          47,683
                                                                          ----------      ----------
    Total assets ....................................................     $4,949,226      $3,339,249
                                                                          ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .................................     $   48,075      $       --
  Accounts payable, trade ...........................................        168,003         129,538
  Accrued employment costs ..........................................        176,837         126,981
  Accrued expenses ..................................................         58,616          38,823
  Customer advances .................................................         71,427          74,060
  Accrued interest ..................................................         16,241          13,288
  Income taxes ......................................................          6,568          16,768
  Other current liabilities .........................................         73,701         125,113
                                                                          ----------      ----------
    Total current liabilities .......................................        619,468         524,571
                                                                          ----------      ----------
Pension and postretirement benefits .................................        264,712         155,052
Other liabilities ...................................................         60,651          60,585
Long-term debt ......................................................      1,844,332       1,315,252
                                                                          ----------      ----------
    Total liabilities ...............................................      2,789,163       2,055,460
Minority interest ...................................................         71,839          69,897
Commitments and contingencies

Shareholders' equity:
  L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 93,707,083 and 78,496,626 shares
    (L-3 Communications common stock: $.01 par value, 100 shares
    authorized, issued and outstanding) .............................      1,755,072         939,037
  Retained earnings .................................................        362,649         301,730
  Unearned compensation .............................................         (4,541)         (3,205)
  Accumulated other comprehensive loss ..............................        (24,956)        (23,670)
                                                                          ----------      ----------
Total shareholders' equity ..........................................      2,088,224       1,213,892
                                                                          ----------      ----------
    Total liabilities and shareholders' equity ......................     $4,949,226      $3,339,249
                                                                          ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                          2002           2001
                                                                      -----------   -------------
Sales:
  Contracts, primarily long-term U.S. Government ..................    $862,122       $ 453,813
  Commercial, primarily products ..................................      93,067         107,747
                                                                       --------       ---------
      Total sales .................................................     955,189         561,560
                                                                       --------       ---------
Costs and expenses:
  Contracts, primarily long-term U.S. Government ..................     759,675         408,261
  Commercial, primarily products:
    Cost of sales .................................................      62,620          59,850
    Selling, general and administrative ...........................      35,206          32,982
                                                                       --------       ---------
      Total costs and expenses ....................................     857,501         501,093
                                                                       --------       ---------
Operating income ..................................................      97,688          60,467
Interest and other income (expense) ...............................        (203)            972
Interest expense ..................................................      31,570          22,031
Minority interest .................................................       1,776           1,585
                                                                       --------       ---------
Income before income taxes and extraordinary item .................      64,139          37,823
Provision for income taxes ........................................      22,641          14,487
                                                                       --------       ---------
Income before extraordinary item ..................................      41,498          23,336
Extraordinary item -- loss on extinguishment of debt, net of income
  taxes of $6,329..................................................      (9,858)             --
                                                                       --------       ---------
Net income ........................................................    $ 31,640       $  23,336
                                                                       ========       =========
L-3 Holdings' earnings per common share before extraordinary item:
  Basic ...........................................................    $   0.52       $    0.31
                                                                       ========       =========
  Diluted .........................................................    $   0.49       $    0.30
                                                                       ========       =========
L-3 Holdings' earnings per common share:
  Basic ...........................................................    $   0.40       $    0.31
                                                                       ========       =========
  Diluted .........................................................    $   0.38       $    0.30
                                                                       ========       =========
L-3 Holdings' weighted average common shares outstanding:
  Basic ...........................................................      79,968          74,770
                                                                       ========       =========
  Diluted .........................................................      90,719          78,026
                                                                       ========       =========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------
                                                                          2002            2001
                                                                     -------------   --------------
Sales:
  Contracts, primarily long-term U.S. Government .................    $1,478,497      $   825,057
  Commercial, primarily products .................................       173,532          198,404
                                                                      ----------      -----------
      Total sales ................................................     1,652,029        1,023,461
                                                                      ----------      -----------
Costs and expenses:
  Contracts, primarily long-term U.S. Government .................     1,304,734          746,121
  Commercial, primarily products:
    Cost of sales ................................................       108,133          107,452
    Selling, general and administrative ..........................        70,167           62,552
                                                                      ----------      -----------
      Total costs and expenses ...................................     1,483,034          916,125
                                                                      ----------      -----------
Operating income .................................................       168,995          107,336
Interest and other income ........................................           824            1,454
Interest expense .................................................        57,663           46,436
Minority interest ................................................         2,764            1,585
                                                                      ----------      -----------
Income before income taxes and extraordinary item ................       109,392           60,769
Provision for income taxes .......................................        38,615           23,275
                                                                      ----------      -----------
Income before extraordinary item .................................        70,777           37,494
Extraordinary item-loss on extinguishment of debt, net of income
  taxes of $6,329.................................................        (9,858)              --
                                                                      ----------      -----------
Net income .......................................................    $   60,919      $    37,494
                                                                      ==========      ===========
L-3 Holdings' earnings per common share before extraordinary item:
  Basic ..........................................................    $     0.89      $      0.52
                                                                      ==========      ===========
  Diluted ........................................................    $     0.84      $      0.50
                                                                      ==========      ===========
L-3 Holdings' earnings per common share:
  Basic ..........................................................    $     0.77      $      0.52
                                                                      ==========      ===========
  Diluted ........................................................    $     0.73      $      0.50
                                                                      ==========      ===========
L-3 Holdings' weighted average common shares outstanding:
  Basic ..........................................................        79,436           71,486
                                                                      ==========      ===========
  Diluted ........................................................        90,110           74,790
                                                                      ==========      ===========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------
                                                                              2002            2001
                                                                        ---------------   ------------
OPERATING ACTIVITIES:
Net income ..........................................................    $     60,919      $   37,494
Extraordinary item-loss on extinguishment of debt ...................           9,858              --
Depreciation ........................................................          29,874          19,833
Goodwill amortization ...............................................              --          20,510
Amortization of deferred debt issue costs ...........................           3,470           3,642
Amortization of intangibles and other assets ........................           4,546           2,293
Deferred income taxes ...............................................          29,619          16,467
Minority interest ...................................................           2,764           1,585
Other non-cash items ................................................           9,109           8,306
Changes in operating assets and liabilities, net of amounts acquired:
  Contracts in process ..............................................        (103,971)        (36,848)
  Other current assets ..............................................           1,412          (2,584)
  Other assets ......................................................          (6,006)         (5,293)
  Accounts payable ..................................................          17,951         (15,842)
  Customer advances .................................................          (7,605)          5,982
  Accrued expenses ..................................................          56,947          (2,819)
  Other current liabilities .........................................         (19,569)        (25,899)
  Pension and postretirement benefits ...............................          19,846           3,864
  Other liabilities .................................................           3,212           2,534
All other operating activities, net .................................             450            (547)
                                                                         ------------      ----------
Net cash from operating activities ..................................         112,826          32,678
                                                                         ------------      ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................      (1,316,105)       (211,019)
Proceeds from sale of interest in subsidiary ........................              --          72,060
Capital expenditures ................................................         (24,074)        (20,517)
Disposition of property, plant and equipment ........................             209             247
Other investing activities ..........................................           1,187          (5,001)
                                                                         ------------      ----------
Net cash used in investing activities ...............................      (1,338,783)       (164,230)
                                                                         ------------      ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ........................         566,000         235,200
Repayment of borrowings under revolving credit facilities ...........        (566,000)       (425,200)
Borrowings under bridge loan facility ...............................         500,000              --
Repayment of borrowings under bridge loan facility ..................        (500,000)             --
Proceeds from sale of senior subordinated notes .....................         750,000              --
Redemption of senior subordinated notes .............................        (186,399)             --
Proceeds from sale of common stock, net .............................         768,435         353,783
Debt issuance costs .................................................         (18,571)         (3,813)
Employee stock purchase plan contributions ..........................           7,625              --
Proceeds from exercise of stock options .............................          14,390          10,044
Distributions paid to minority interest .............................            (822)             --
Other financing activities, net .....................................          (3,605)         (2,809)
                                                                         ------------      ----------
Net cash from financing activities ..................................       1,331,053         167,205
                                                                         ------------      ----------
Net increase in cash ................................................         105,096          35,653
Cash and cash equivalents, beginning of the period ..................         361,022          32,680
                                                                         ------------      ----------
Cash and cash equivalents, end of the period ........................    $    466,118      $   68,333
                                                                         ============      ==========

      See notes to unaudited condensed consolidated financial statements.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all its operating income and cash flow from its wholly owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of secure communications and intelligence, surveillance and reconnaissance ("ISR") systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. The Company's customers include the U.S. Department of Defense ("DoD"), prime contractors to the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

     As a result of recently completed acquisitions (see Note 3) and their effect on the Company's operations, effective January 1, 2002, the Company began to present its businesses with the following four reportable segments:
(1) Secure Communications & ISR; (2) Training, Simulation & Support Services;
(3) Aviation Products & Aircraft Modernization and (4) Specialized Products. Prior to December 31, 2001, the Company had two reportable segments: Secure Communications Systems and Specialized Products. Prior year segment data have been reclassified to conform to the current year presentation of segments.

     Secure Communications & ISR. This segment provides products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems, which provide the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response in real-time to the warfighter. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communication programs and systems include:

     o secure data links for airborne, satellite, ground and sea-based remote platforms for real time information collection and dissemination to users;

     o highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

     o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

     o    secure telephone and network equipment and encryption management; and

     o communication systems for surface and undersea vessels and manned space flights.

     Training, Simulation & Support Services. This segment provides a full range of services, including:

     o services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

     o communication software support, information services and a wide range of engineering development services and integration support;

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     o high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft;

     o developing and managing extensive programs in the United States and internationally, focusing on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development; and

     o design, prototype development and production of ballistic missile targets for present and future threat scenarios.

     Aviation Products & Aircraft Modernization. This segment provides aviation products and aircraft modernization services including:

     o    airborne traffic and collision avoidance systems (TCAS);

     o commercial, solid-state, crash-protected cockpit voice recorders and flight data recorders (known as "black boxes") and cruise ship hardened voyage recorders;

     o    ruggedized displays for military and high-end commercial applications;

     o turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and Head-of-State and commercial interior completions; and

     o engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personal equipment.

     Specialized Products. This segment supplies products to military and commercial customers in several niche markets. The products include:

     o ocean products, including acoustic undersea warfare products for mine hunting, dipping sonars, anti-submarine and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

     o telemetry, instrumentation, space and guidance products including tracking and flight termination;

     o    premium fuzing products;

     o    microwave components;

     o detection systems for aviation, port and border applications to detect explosives, concealed weapons, contraband and illegal narcotics, inspection of agricultural products and examination of cargo;

     o    high performance antennas and ground based radomes; and

     o training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for aircraft and land vehicles.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. The only obligations of L-3 Holdings are the 51/4% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes") and the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because the debt obligations of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, such debt obligations have been reported as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have also been reported in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

     L-3 Holdings has no independent assets or operations other than through its wholly owned subsidiary L-3 Communications. L-3 Communications and all of the guarantor subsidiaries of L-3 Communications are guarantor subsidiaries of L-3 Holdings. Financial information of the subsidiaries of L-3 Communications is presented in Note 12.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual results could differ from these estimates.

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

     These interim financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2001, included in their Annual Reports on Form 10-K for the fiscal year ended December 31, 2001.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   ACQUISITIONS AND DIVESTITURES AND OTHER TRANSACTIONS

     Aircraft Integration Systems. On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems ("AIS"), a division of Raytheon Company, for $1,148,700 in cash which includes $1,130,000 for the original contract purchase price, an increase to the contract purchase price of $18,700 related to additional assets contributed by Raytheon to AIS, plus acquisition costs. Following the acquisition, the Company changed AIS's name to L-3 Integrated Systems ("IS"). The purchase price is subject to adjustment based on the IS closing date net tangible book value, as defined. The acquisition was financed using approximately $229,000 of cash on hand, borrowings under the Company's senior credit facilities of $420,000 and a $500,000 senior subordinated bridge loan. (See Note 5.)

     The Company acquired IS because it is a long-standing, sole-source business provider of critical communications intelligence (COMINT), signals intelligence (SIGINT) and unique sensor systems for special customers within the U.S. Government. The Company believes that IS has excellent operating prospects as its major customers increasingly focus on intelligence gathering and information distribution to the battlefield. The Company also believes there are significant opportunities to apply its proven business integration and cost control skills to further enhance IS's operating and financial performance. The Company also believes that IS also creates significant opportunities for the sale of the Company's secure communications and aviation products, including communication links, signal processing, antennas, data recorders, displays and traffic control and collision avoidance systems. The table below presents a summary of the initial preliminary estimates of fair values of the assets acquired and liabilities assumed on the acquisition date.


Contracts in process ............................................    $  360,567
Other current assets ............................................         1,678
Property, plant and equipment ...................................       182,307
Goodwill ........................................................       663,215
Other non-current assets ........................................        54,852
                                                                     ----------
   Total assets acquired ........................................     1,262,619
                                                                     ----------
Current liabilities .............................................        17,020
Long-term liabilities ...........................................        96,279
                                                                     ----------
   Total liabilities assumed ....................................       113,299
                                                                     ----------
   Net assets acquired ..........................................    $1,149,320
                                                                     ==========

Based on the initial preliminary purchase price allocation for IS, goodwill, of which approximately $611,000 is expected to be deductible for income tax purposes, in the amount of $464,250 was assigned to the Secure Communications & ISR segment and $198,965 was assigned to the Aviation Products & Aircraft Modernization segment.

     Detection Systems. On June 14, 2002, the Company successfully completed the acquisition of the detection systems business of PerkinElmer ("Detection Systems") for $100,000 in cash plus acquisition costs, subject to adjustment based on closing date net working capital, as defined. Detection Systems business offers X-ray screening for several major security applications: (1) aviation systems for checked and oversized baggage, break bulk cargo and air freight; (2) port and border applications including pallets, break bulk and air freight; and (3) facility protection such as parcels, mail and cargo. Detection Systems has a broad range of systems and technology, and an installed base of over 16,000 units. Detection Systems' customer base includes major airlines and airports, a number of domestic agencies, such as the U.S. Customs Service, U.S. Marshals Service, U.S. Department of Agriculture and U.S. Department of

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

State, and international authorities throughout Europe, Asia and South America. The acquisition broadens L-3's capabilities and product offerings in the rapidly growing areas of airport security and other homeland defense markets, including explosive detection systems ("EDS"). The acquisition provides L-3 with enhanced manufacturing and marketing capabilities, which will be used as the Company works to meet growing demand for its EDS products.

     In connection with a letter of intent entered into with OSI Systems, Inc. ("OSI"), the Company intends to sell the ARGUS and conventional product lines of Detection Systems to OSI. The sale is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     Spar Aerospace. At December 31, 2001, the Company had acquired 70.3% of the outstanding common stock of Spar Aerospace Limited ("Spar"), a leading provider of high-end aviation product modernization, for $105,078 in cash and acquired control of Spar and the ability to require the remaining stockholders to tender their shares. During January 2002, the Company completed the acquisition and paid $43,641 for the remaining outstanding common stock of Spar which was not tendered to the Company at December 31, 2001.

     SY Tech, BT Fuze and Emergent. During the fourth quarter of 2001, the Company acquired three other businesses for an aggregate purchase price of $147,695 in cash plus acquisition costs, reflecting net purchase price increases of $8,605 based on the closing date balance sheets of the acquired businesses and, $1,800 of additional purchase price based on the financial performance of the acquired companies for the year ended December 31, 2001. The Company acquired:

     (1) the net assets of SY Technology, Inc. ("SY"), a provider of air warfare simulation services, on December 31, 2001. This acquisition is subject to additional purchase price not to exceed $3,000 which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003;

     (2) the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technologies was later renamed BT Fuze Products ("BT Fuze"). The purchase price is subject to adjustment based on the closing date net assets of BT Fuze; and

     (3) the common stock of Emergent Government Services Group ("Emergent"), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition, the Company changed Emergent's name to L-3 Communications Analytics.

     KDI and EER. On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,460 in cash including acquisition costs. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $119,774 in cash including acquisition costs, and additional purchase price not to exceed $5,000 which is contingent upon the financial performance of EER for the year ending December 31, 2002.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The Company values acquired contracts in process at their estimated contract selling prices less the estimated costs to complete and a reasonable profit allowance for the Company's effort to complete such contracts. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Spar, Emergent, BT Fuze, SY, IS and Detection Systems are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process,

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

inventories, identifiable intangibles and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process, as well as audited historical net assets acquired for the IS acquisition as of March 8, 2002. With the exception of the IS acquisition, the Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. Material differences between the preliminary and final purchase price allocations for the IS acquisition could result from the valuation of contracts in process, including the recoverability of unbilled contract receivables and inventories, estimated costs in excess of billings to complete acquired contracts in process in a loss position, capitalized costs for internal-use software and management information systems, identifiable intangibles, goodwill, deferred income taxes and pension and postretirement benefits liabilities. The Company expects to complete the purchase price allocation for IS in the second half of 2002.

     Had the acquisitions of IS and Detection Systems and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share for the six months ended June 30, 2002, would have been approximately $1,928,600, $56,500 and $0.68. Had the acquisitions of KDI, EER, SY, BT Fuze, Emergent, Spar, IS and Detection Systems and the related financing transactions occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share for the six months ended June 30, 2001, would have been approximately $1,690,700, $26,600 and $0.33. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2001 and 2002.

     In March 2001, the Company settled certain items with a third party provider related to a services agreement. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees paid over the term of the services agreement and incremental costs incurred by the Company over the same period arising from performance deficiencies under the services agreement. These incremental costs included additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit was amortized in 2001 as a reduction to costs and expenses over the period in which the services were provided.


4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.

                                                         JUNE 30, 2002     DECEMBER 31, 2001
                                                        ---------------   ------------------
   Billed receivables, less allowances of $15,045
     and $11,649.....................................     $  466,070          $  330,795
                                                          ----------          ----------
   Unbilled contract receivables ....................        750,057             353,262
   Less: unliquidated progress payments .............       (221,405)           (102,739)
                                                          ----------          ----------
     Unbilled contract receivables, net .............        528,652             250,523
                                                          ----------          ----------
   Inventoried contract costs, gross ................        203,800             122,211
   Less: unliquidated progress payments .............        (38,887)             (6,575)
                                                          ----------          ----------
     Inventoried contract costs, net ................        164,913             115,636
   Inventories at lower of cost or market ...........        144,542             104,870
                                                          ----------          ----------
     Total contracts in process .....................     $1,304,177          $  801,824
                                                          ==========          ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. DEBT

     The components of long-term debt are presented in the table below.

                                                                 JUNE 30, 2002     DECEMBER 31, 2001
                                                                ---------------   ------------------
   Borrowings under Senior Credit Facilities ................      $       --         $       --
   10 3/8% Senior Subordinated Notes due 2007 ................         48,075            225,000
   8 1/2% Senior Subordinated Notes due 2008 .................        180,000            180,000
   8% Senior Subordinated Notes due 2008 ....................         200,000            200,000
   7 5/8% Senior Subordinated Notes due 2012 .................        750,000                 --
   5 1/4% Convertible Senior Subordinated Notes due
     2009 ...................................................         300,000            300,000
   4% Senior Subordinated Convertible Contingent Debt
     Securities due 2011 (CODES) ............................         420,000            420,000
                                                                   ----------         ----------
   Principal amount of long-term debt .......................      $1,898,075         $1,325,000
                                                                   ----------         ----------
   Less:  Current portion of long-term debt .................          48,075                 --
          Unamortized discount on CODES .....................           2,375              2,502
          Fair value of interest rate swap agreements .......           3,293              7,246
                                                                   ----------         ----------
   Carrying amount of long-term debt ........................      $1,844,332         $1,315,252
                                                                   ==========         ==========

     On February 26, 2002, the Company's lenders approved a $150,000 increase in the amount of the senior credit facilities. The five-year revolving credit facility which matures on May 15, 2006 was increased by $100,000 to $500,000 and the 364-day revolving credit facility increased by $50,000 to $250,000. Additionally, the maturity date of the $250,000 364-day revolving credit facility was extended to February 25, 2003.

     Available borrowings under the Company's senior credit facilities at June 30, 2002 were $577,707, after reductions for outstanding letters of credit of $172,293. There were no outstanding borrowings under the senior credit facilities at June 30, 2002.

     In June 2002, L-3 Communications sold $750,000 of 7 5/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from this offering and the concurrent sale of common stock by L-3 Holdings (see Note 7) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter. Prior to June 15, 2005, L-3 Communications may redeem up to 35% of the June 2002 Notes with the proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount (plus accrued and unpaid interest).

     On June 6, 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. At June 30, 2002, L-3 Communications had purchased for cash $176,925 of these notes plus premiums, fees and other transaction costs of $9,474 and accrued interest. The remaining principal amount of these notes of $48,075 was purchased and redeemed in July 2002 plus premiums, fees and other transaction costs of $2,995 and accrued interest. In connection with the extinguishment of these notes, L-3 Communications recorded a pre-tax extraordinary loss of $16,187 ($9,858 after-tax), including premiums, fees and other transaction costs of $12,469 and $3,718 to write-off the remaining balance of debt issue costs relating to these notes.

     In June 2002, L-3 Communications unwound the interest rate swap agreements on $200,000 of its 8% Senior Subordinated Notes due 2008 and received cash of $8,675. L-3 Communications recorded a reduction in interest expense for the six months ended June 30, 2002 of $3,446, which represented the value of the interest savings that was earned prior to the unwinding of these swap agreements. The remaining $5,229 was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining life of the $200,000 of 8% Senior Subordinated Notes due 2008 at an amount of $215 per quarter, or $860 annually.

     In June 2002, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchange the fixed interest rate for a variable interest rate on $200,000 of the $750,000 principal amount outstanding. Under these swap agreements, L-3 Communications will pay or receive the difference between the fixed interest rate of 7 5/8% on the senior subordinated notes and a variable interest rate determined two business days prior to the beginning of the interest period equal to (1) the six month LIBOR rate, plus (2) 215.25 basis points. The difference to be paid or received on these swap agreements as interest rates change is recorded as an adjustment to interest expense. The swap agreements are accounted for as fair value hedges.

     Pursuant to a registration rights agreement that L-3 Communications entered into with the initial purchasers of the June 2002 Notes, L-3 Communications agreed to file a registration statement with the SEC within 90 days after the closing of the offering to exchange the June 2002 Notes for substantially identical notes that are registered under the Securities Act. If L-3 Communications does not file the registration statement with the SEC on or before September 26, 2002, L-3 Communications will pay to each holder of the June 2002 Notes an amount equal to $0.05 per week per $1,000 principal amount for the first 90-day period until all registration defaults have been cured. The amount that L-3 Communications will pay will increase by an additional $0.05 per week per $1,000 principal amount for each subsequent 90-day period until all registration defaults have been cured, up to a maximum amount of $0.50 per week per $1,000 principal amount.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 is presented in the tables below.

                                                                           THREE MONTHS ENDED JUNE
                                                                                     30,
                                                                           -----------------------
                                                                              2002         2001
                                                                           ----------   ----------
Net income .............................................................    $31,640      $23,336
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax benefits ........       (812)        (242)
  Unrealized gains (losses) on securities:
    Unrealized losses arising during the period, net of tax
      benefit of $45....................................................         --          (66)
    Reclassification adjustment for losses included in net
      income, net of tax expense of $2,323..............................         --        3,743
  Unrealized gains (losses) on hedging instruments:
    Unrealized gains (losses) arising during the period, net of
      tax benefit of $156 and tax expense of $131.......................       (290)         213
                                                                            -------      -------
Comprehensive income ...................................................    $30,538      $26,984
                                                                            =======      =======


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                                2002          2001
                                                                                ----          ----
Net income .............................................................    $ 60,919      $ 37,494
Other comprehensive income (loss):
  Foreign currency translation adjustments, net of tax benefits ........      (1,245)         (540)
  Unrealized gains (losses) on securities:
    Unrealized losses arising during the period, net of tax
      benefit of $111...................................................          --          (180)
    Reclassification adjustment for losses included in net
      income, net of tax expense of $2,274..............................          --         3,632
  Unrealized gains (losses) on hedging instruments:
    Cumulative adjustment at January 1, 2001, net of tax benefit
      of $25............................................................          --           (41)
    Unrealized gains (losses) arising during the period, net of
      tax benefit of $196 and tax expense of $116 ......................        (364)          189
    Reclassification adjustment for losses included in net
      income, net of tax expense of $198................................         323            --
                                                                            --------      --------
Comprehensive income ...................................................    $ 59,633      $ 40,554
                                                                            ========      ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accumulated other comprehensive balances at June 30, 2002 and December 31, 2001 are presented in the table below.

                                                        UNREALIZED
                                          FOREIGN          GAINS        UNREALIZED       MINIMUM        ACCUMULATED
                                          CURRENCY       (LOSSES)       LOSSES ON        PENSION           OTHER
                                        TRANSLATION         ON           HEDGING        LIABILITY      COMPREHENSIVE
                                        ADJUSTMENTS     SECURITIES     INSTRUMENTS     ADJUSTMENTS         LOSS
                                       -------------   ------------   -------------   -------------   --------------
JUNE 30, 2002
Balance January 1, 2002 ............     $ (2,852)       $   (246)       $ (163)       $  (20,409)      $ (23,670)
Period change ......................       (1,245)             --           (41)               --          (1,286)
                                         --------        --------        ------        ----------       ---------
Balance June 30, 2002 ..............     $ (4,097)       $   (246)       $ (204)       $  (20,409)      $ (24,956)
                                         ========        ========        ======        ==========       =========
DECEMBER 31, 2001
Balance January 1, 2001 ............     $ (2,584)       $ (3,698)       $   --        $     (890)      $  (7,172)
Period change ......................         (268)          3,452          (163)          (19,519)        (16,498)
                                         --------        --------        ------        ----------       ---------
Balance December 31, 2001. .........     $ (2,852)       $   (246)       $ (163)       $  (20,409)      $ (23,670)
                                         ========        ========        ======        ==========       =========

7. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ----------------------------   ----------------------------
                                                    2002            2001           2002            2001
                                                ------------   -------------   ------------   -------------
BASIC:
Income before extraordinary item ............     $ 41,498       $  23,336       $ 70,777       $  37,494
Extraordinary item, net of income taxes .....       (9,858)             --         (9,858)             --
                                                  --------       ---------       --------       ---------
Net income ..................................     $ 31,640       $  23,336       $ 60,919       $  37,494
                                                  ========       =========       ========       =========
Weighted average common shares
 outstanding ................................       79,968          74,770         79,436          71,486
                                                  ========       =========       ========       =========
Basic earnings per share before
 extraordinary item .........................     $   0.52       $    0.31       $   0.89       $    0.52
                                                  ========       =========       ========       =========
Basic earnings per share ....................     $   0.40       $    0.31       $   0.77       $    0.52
                                                  ========       =========       ========       =========
DILUTED:
Income before extraordinary item ............     $ 41,498       $  23,336       $ 70,777       $  37,494
After-tax interest expense savings on the
 assumed conversion of Convertible
 Notes ......................................        2,579              --          5,158              --
                                                  --------       ---------       --------       ---------
Income before extraordinary item
 including assumed conversion ...............       44,077          23,336         75,935          37,494
Extraordinary item, net of income taxes .....       (9,858)             --         (9,858)             --
                                                  --------       ---------       --------       ---------
Net income including assumed conversion......     $ 34,219       $  23,336       $ 66,077       $  37,494
                                                  ========       =========       ========       =========
Common and potential common shares:
 Weighted average common shares
   outstanding ..............................       79,968          74,770         79,436          71,486
 Assumed exercise of stock options ..........        8,887           7,470          8,465           7,634
 Assumed purchase of common shares
   for treasury .............................       (5,498)         (4,214)        (5,153)         (4,330)
 Assumed conversion of Convertible
   Notes ....................................        7,362              --          7,362              --
                                                  --------       ---------       --------       ---------
 Common and potential common shares .........       90,719          78,026         90,110          74,790
                                                  ========       =========       ========       =========
Diluted earnings per share before
 extraordinary item .........................     $   0.49       $    0.30       $   0.84       $    0.50
                                                  ========       =========       ========       =========
Diluted earnings per share ..................     $   0.38       $    0.30       $   0.73       $    0.50
                                                  ========       =========       ========       =========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The 7,361,964 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the three and six months ended June 30, 2001 because the effect of the assumed conversion would have been anti-dilutive.

     The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the three and six months ended June 30, 2002 because the conditions required for the CODES to become convertible were not satisfied.

     On April 23, 2002, the Company announced that its Board of Directors had authorized a two-for-one stock split on all shares of L-3 Holdings common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, L-3 Holdings had approximately 80 million shares of common stock outstanding. All of L-3 Holdings' historical as reported share and EPS data has been restated to give effect to the stock split

     On June 28, 2002, L-3 Holdings sold 14,000,000 shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds after deducting discounts, commissions and estimated expenses of $768,435. The net proceeds of this offering and the concurrent sale of senior subordinated notes by L-3 Communications (see Note 5) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's senior credit facilities, (3) repurchase and redeem the 103/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents.


8. TRANSITIONAL DISCLOSURE REQUIRED BY SFAS NO. 142

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair values. The provisions of SFAS No. 142 became effective on January 1, 2002, and require full implementation of the impairment measurement provisions by December 31, 2002. Effective January 1, 2002, the Company is not recording goodwill amortization expense. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment may be impaired. The aggregate amount of goodwill recorded for these businesses is approximately $21.0 million, net of related income taxes. The Company expects to complete the valuation of the assets and liabilities for these businesses and to determine the amount of the goodwill impairment in the second half of 2002. Any resulting impairment would be a non-cash charge, recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in accordance with the adoption provisions of SFAS No. 142.

     The table below presents net income and basic and diluted EPS for the three and six months ended June 30, 2002 compared with those amounts for the same periods in 2001, adjusted to exclude goodwill amortization expense, net of income taxes.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   ---------------------------
                                                      2002           2001          2002           2001
                                                 -------------   -----------   ------------   ------------
Reported income before extraordinary
 item ........................................     $  41,498       $23,336       $ 70,777       $ 37,494
Add: Goodwill amortization expense, net
 of tax ......................................            --         8,482             --         15,855
Less: Incremental minority interest ..........            --           (80)            --            (80)
                                                   ---------       -------       --------       --------
Adjusted income before extraordinary
 item ........................................     $  41,498       $31,738       $ 70,777       $ 53,269
                                                   =========       =======       ========       ========
Adjusted net income ..........................     $  31,640       $31,738       $ 60,919       $ 53,269
                                                   =========       =======       ========       ========
BASIC EPS:
Reported before extraordinary item ...........     $    0.52       $  0.31       $   0.89       $   0.52
Goodwill amortization expense, net of tax.....            --          0.11             --           0.23
Incremental minority interest ................            --            --             --             --
                                                   ---------       -------       --------       --------
Adjusted before extraordinary item ...........     $    0.52       $  0.42       $   0.89       $   0.75
                                                   =========       =======       ========       ========
Adjusted after extraordinary item ............     $    0.40       $  0.42       $   0.77       $   0.75
                                                   =========       =======       ========       ========
DILUTED EPS:
Reported before extraordinary item ...........     $    0.49       $  0.30       $   0.84       $   0.50
Goodwill amortization expense, net of tax.....            --          0.11             --           0.21
Incremental minority interest ................            --            --             --             --
                                                   ---------       -------       --------       --------
Adjusted before extraordinary item ...........     $    0.49       $  0.41       $   0.84       $   0.71
                                                   =========       =======       ========       ========
Adjusted after extraordinary item ............     $    0.38       $  0.41       $   0.73       $   0.71
                                                   =========       =======       ========       ========

9. CONTINGENCIES

     The Company is engaged in providing products and services under contracts with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company.

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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     The Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


10. SEGMENT INFORMATION

     The Company has four reportable segments: (1) Secure Communications & ISR,
(2) Training, Simulation & Support Services (3) Aviation Products & Aircraft Modernization and (4) Specialized Products which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

     The table below presents sales, operating income and assets by reportable segment.

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                ----------------------------   ---------------------------------
                                                    2002            2001             2002              2001
                                                ------------   -------------   ---------------   ---------------
SALES:
 Secure Communications & ISR ................    $ 278,570       $  89,404       $   436,306       $   172,689
 Training, Simulation & Support Services.....      201,000         151,774           398,302           268,760
 Aviation Products & Aircraft
   Modernization ............................      203,483          70,873           310,792           131,454
 Specialized Products .......................      277,213         251,756           514,926           454,387
 Elimination of intersegment sales ..........       (5,077)         (2,247)           (8,297)           (3,829)
                                                 ---------       ---------       -----------       -----------
   Consolidated total .......................    $ 955,189       $ 561,560       $ 1,652,029       $ 1,023,461
                                                 =========       =========       ===========       ===========
OPERATING INCOME:
 Secure Communications & ISR ................    $  29,656       $   4,824       $    46,065       $    11,144
 Training, Simulation & Support Services.....       22,315          19,344            43,785            28,510
 Aviation Products & Aircraft
   Modernization ............................       32,252          24,866            49,722            47,545
 Specialized Products .......................       13,465          11,433            29,423            20,137
                                                 ---------       ---------       -----------       -----------
   Consolidated total .......................    $  97,688       $  60,467       $   168,995       $   107,336
                                                 =========       =========       ===========       ===========

                                                         JUNE 30, 2002     DECEMBER 31, 2001
                                                        ---------------   ------------------
ASSETS:
 Secure Communications & ISR ........................      $1,108,705         $  366,482
 Training, Simulation & Support Services ............         544,497            497,368
 Aviation Products & Aircraft Modernization .........       1,047,348            545,517
 Specialized Products ...............................       1,532,344          1,382,010
 Corporate ..........................................         716,332            547,872
                                                           ----------         ----------
   Consolidated total ...............................      $4,949,226         $3,339,249
                                                           ==========         ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table presents the changes in goodwill allocated to the reportable segments during the six months ended June 30, 2002.

                                                                                AVIATION
                                         SECURE             TRAINING,           PRODUCTS
                                     COMMUNICATIONS       SIMULATION &         & AIRCRAFT      SPECIALIZED     CONSOLIDATED
                                          & ISR         SUPPORT SERVICES     MODERNIZATION       PRODUCTS         TOTAL
                                    ----------------   ------------------   ---------------   -------------   -------------
BALANCE JANUARY 1, 2002 .........       $181,215            $377,127            $371,222         $778,154      $1,707,718
  Acquired ......................        491,098               4,916             222,063           48,426         766,503
                                        --------            --------            --------         --------      ----------
BALANCE JUNE 30, 2002 ...........       $672,313            $382,043            $593,285         $826,580      $2,474,221
                                        ========            ========            ========         ========      ==========

     The Company's sales by product and services are summarized in the table below.

                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     -----------------------------
                                                          2002            2001             2002            2001
                                                      -----------     -----------     -------------   -------------
Avionics and ocean systems ........................    $ 138,123       $160,871        $  250,466      $  292,674
Aircraft modernization and maintenance ............      143,241             --           201,672              --
Intelligence, surveillance and
 reconnaissance products ..........................      126,583             --           165,027              --
Telemetry and instrumentation .....................       81,788         82,897           162,759         156,045
Military and high data rate
 communications ...................................       80,628         51,746           143,116         100,279
Detection systems and premium fuzing
 products .........................................       61,756         13,030           104,942          16,554
Information security systems ......................       51,069         24,500            94,730          43,866
Training devices and motion simulators ............       37,881         35,784            67,260          66,813
Microwave components ..............................       20,749         30,715            42,782          55,538
Space and commercial communications,
 satellite control and tactical sensor
 systems ..........................................       24,509         14,994            41,291          32,434
                                                       ---------       --------        ----------      ----------
   Subtotal products ..............................      766,327        414,537         1,274,045         764,203
Training, simulation and support services .........      201,000        151,774           398,302         268,760
                                                       ---------       --------        ----------      ----------
   Subtotal .......................................      967,327        566,311         1,672,347       1,032,963
Intercompany eliminations .........................      (12,138)        (4,751)          (20,318)         (9,502)
                                                       ---------       --------        ----------      ----------
   Total ..........................................    $ 955,189       $561,560        $1,652,029      $1,023,461
                                                       =========       ========        ==========      ==========

11. NEW ACCOUNTING PRONOUNCEMENTS

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

be applied to existing asset retirement obligations as of the adoption date as a cumulative effect of a change in accounting principle. SFAS No. 143 is effective for the Company's fiscal years beginning January 1, 2003. SFAS No. 143 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002. SFAS No. 144 did not have a material effect on the Company's consolidated results of operation and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.


     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. UNAUDITED FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES

     L-3 Communications is a wholly owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including its outstanding senior subordinated notes and borrowings under amounts drawn against the senior credit facilities, are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

     The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries and (iv) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

                                                 L-3                                                         CONSOLIDATED
                                           COMMUNICATIONS     GUARANTOR    NON-GUARANTOR                         L-3
                                              (PARENT)      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    COMMUNICATIONS
                                          ---------------- -------------- --------------- ---------------- ---------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF JUNE 30, 2002
-------------------
Total current assets ....................    $  991,005      $  643,545      $ 209,266      $         --      $1,843,816
Other long-term assets ..................     1,015,846       1,631,442        458,122                --       3,105,410
Investment in and amounts due from
 (to) consolidated subsidiaries .........     2,425,949         290,091        (26,287)       (2,689,753)             --
                                             ----------      ----------      ---------      ------------      ----------
   Total assets .........................    $4,432,800      $2,565,078      $ 641,101      $ (2,689,753)     $4,949,226
                                             ==========      ==========      =========      ============      ==========
Total current liabilities ...............    $  322,954      $  206,832      $  89,682      $         --      $  619,468
Other long-term liabilities .............       177,290         139,078          8,995                --         325,363
Long-term debt ..........................     1,844,332              --             --                --       1,844,332
Minority interest .......................            --              --         71,839                --          71,839
Shareholders' equity ....................     2,088,224       2,219,168        470,585        (2,689,753)      2,088,224
                                             ----------      ----------      ---------      ------------      ----------
   Total liabilities and shareholders
     equity .............................    $4,432,800      $2,565,078      $ 641,101      $ (2,689,753)     $4,949,226
                                             ==========      ==========      =========      ============      ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  L-3                                                         CONSOLIDATED
                                            COMMUNICATIONS     GUARANTOR    NON-GUARANTOR                         L-3
                                               (PARENT)      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    COMMUNICATIONS
                                           ---------------- -------------- --------------- ---------------- ---------------
AS OF DECEMBER 31, 2001
-----------------------
Total current assets .....................    $  786,498      $  300,585      $155,318       $         --     $1,242,401
Other long-term assets ...................       965,566         701,887       429,395                 --      2,096,848
Investment in and amounts due from
 consolidated subsidiaries ...............     1,229,572         150,580        43,236         (1,423,388)            --
                                              ----------      ----------      --------       ------------     ----------
   Total assets ..........................    $2,981,636      $1,153,052      $627,949       $ (1,423,388)    $3,339,249
                                              ==========      ==========      ========       ============     ==========
Total current liabilities ................    $  278,598      $  136,579      $109,394       $         --     $  524,571
Other long-term liabilities ..............       173,894          31,080        10,663                 --        215,637
Long-term debt ...........................     1,315,252              --            --                 --      1,315,252
Minority interest ........................            --              --        69,897                 --         69,897
Shareholders' equity .....................     1,213,892         985,393       437,995         (1,423,388)     1,213,892
                                              ----------      ----------      --------       ------------     ----------
   Total liabilities and shareholders'
    equity ...............................    $2,981,636      $1,153,052      $627,949       $ (1,423,388)    $3,339,249
                                              ==========      ==========      ========       ============     ==========
CONDENSED COMBINING STATEMENTS OF
---------------------------------
 OPERATIONS:
 -----------
FOR THE SIX MONTHS ENDED
------------------------
 JUNE 30, 2002
 -------------
Sales ....................................    $  748,768      $  779,368      $131,964       $     (8,071)    $1,652,029
                                              ----------      ----------      --------       ------------     ----------
Operating income .........................        68,431          72,818        27,746                 --        168,995
Interest and other income (expense) ......         3,646            (198)          181             (2,805)           824
Interest expense .........................        56,127           1,396         2,945             (2,805)        57,663
Minority interest ........................            --              --         2,764                 --          2,764
Provision for income taxes ...............         5,630          25,142         7,843                 --         38,615
Equity in net income of consolidated
 subsidiaries ............................        60,457              --            --            (60,457)            --
Extraordinary item-loss on
 extinguishment of debt, net of taxes.....        (9,858)             --            --                 --         (9,858)
                                              ----------      ----------      --------       ------------     ----------
Net income ...............................    $   60,919      $   46,082      $ 14,375       $    (60,457)    $   60,919
                                              ==========      ==========      ========       ============     ==========
FOR THE SIX MONTHS ENDED
------------------------
 JUNE 30, 2001
 -------------
Sales ....................................    $  597,558      $  165,947      $262,195       $     (2,239)    $1,023,461
                                              ----------      ----------      --------       ------------     ----------
Operating income (loss) ..................        88,913          (7,729)       26,152                 --        107,336
Interest and other income (expense) ......         7,997            (306)       (6,237)                --          1,454
Interest expense .........................        46,415              17             4                 --         46,436
Minority interest ........................            --              --         1,585                 --          1,585
Provision (benefit) for income taxes .....        19,340          (3,084)        7,019                 --         23,275
Equity in net income (loss) of
 consolidated subsidiaries ...............         6,339              --            --             (6,339)            --
                                              ----------      ----------      --------       ------------     ----------
Net income (loss) ........................    $   37,494      $   (4,968)     $ 11,307       $     (6,339)    $   37,494
                                              ==========      ==========      ========       ============     ==========
FOR THE THREE MONTHS ENDED
--------------------------
 JUNE 30, 2002
 -------------
Sales ....................................    $  408,065      $  476,668      $ 75,330       $     (4,874)    $  955,189
                                              ----------      ----------      --------       ------------     ----------
Operating income .........................        27,427          51,161        19,100                 --         97,688
Interest and other income (expense) ......         2,824            (273)           51             (2,805)          (203)
Interest expense .........................        31,367             135         2,873             (2,805)        31,570

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   L-3                                                       CONSOLIDATED
                                             COMMUNICATIONS     GUARANTOR    NON-GUARANTOR                       L-3
                                                (PARENT)      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   COMMUNICATIONS
                                            ---------------- -------------- --------------- -------------- ---------------
FOR THE THREE MONTHS ENDED
--------------------------
 JUNE 30, 2002 (CONTINUED)
 -------------------------
Minority interest .........................             --              --         1,776               --          1,776
Provision (benefit) for income taxes ......           (394)         17,916         5,119               --         22,641
Equity in net income of consolidated
 subsidiaries .............................         42,220              --            --          (42,220)            --
Extraordinary item-loss on
 extinguishment of debt, net of taxes......         (9,858)             --            --               --         (9,858)
                                                    ------          ------         -----          -------         ------
Net income ................................   $     31,640    $     32,837    $    9,383     $    (42,220)  $     31,640
                                              ============    ============    ==========     ============   ============
FOR THE THREE MONTHS ENDED
--------------------------
 JUNE 30, 2001
 -------------
Sales .....................................   $    316,673    $     86,068    $  159,951     $     (1,132)  $    561,560
                                              ------------    ------------    ----------     ------------   ------------
Operating income ..........................         44,318          (4,054)       20,203               --         60,467
Interest and other income (expense) .......          7,614            (306)       (6,336)              --            972
Interest expense ..........................         22,283            (256)            4               --         22,031
Minority interest .........................             --              --         1,585               --          1,585
Provision (benefit) for income taxes ......         11,356          (1,572)        4,703               --         14,487
Equity in net income (loss) of
 consolidated subsidiaries ................          5,043              --            --           (5,043)            --
                                              ------------    ------------    ----------     ------------   ------------
Net income (loss) .........................   $     23,336    $     (2,532)   $    7,575     $     (5,043)  $     23,336
                                              ============    ============    ==========     ============   ============
CONDENSED COMBINING STATEMENTS OF
---------------------------------
 CASH FLOWS:
 -----------
FOR THE SIX MONTHS ENDED
------------------------
 JUNE 30, 2002
 -------------
Net cash from (used in) operating
 activities ...............................   $     (7,861)   $    119,705    $      982     $         --   $    112,826
                                              ------------    ------------    ----------     ------------   ------------
Net cash used in investing activities .....     (1,325,593)     (1,168,458)     (149,669)       1,304,937     (1,338,783)
                                              ------------    ------------    ----------     ------------   ------------
Net cash from financing activities ........      1,476,293       1,034,273       125,424       (1,304,937)     1,331,053
                                              ------------    ------------    ----------     ------------   ------------
Net increase (decrease) in cash ...........        142,839         (14,480)      (23,263)              --        105,096
Cash and cash equivalents, beginning
 of period ................................        320,210          (4,412)       45,224               --        361,022
                                              ------------    ------------    ----------     ------------   ------------
Cash and cash equivalents, end of
 period ...................................   $    463,049    $    (18,892)   $   21,961     $         --   $    466,118
                                              ============    ============    ==========     ============   ============
FOR THE SIX MONTHS ENDED
------------------------
 JUNE 30, 2001
--------------
Net cash from (used in) operating
 activities ...............................   $     20,806    $    (23,583)   $   35,455     $         --   $     32,678
                                              ------------    ------------    ----------     ------------   ------------
Net cash used in investing activities .....       (151,123)         (5,232)     (216,621)         208,746       (164,230)
                                              ------------    ------------    ----------     ------------   ------------
Net cash from financing activities ........        160,929          26,974       188,048         (208,746)       167,205
                                              ------------    ------------    ----------     ------------   ------------
Net increase (decrease) in cash ...........         30,612          (1,841)        6,882               --         35,653
Cash and cash equivalents, beginning
 of period ................................         18,708           4,911         9,061               --         32,680
                                              ------------    ------------    ----------     ------------   ------------
Cash and cash equivalents, end of
 period ...................................   $     49,320    $      3,070    $   15,943     $         --   $     68,333
                                              ============    ============    ==========     ============   ============

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     We are a leading merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. Our customers include the DoD, prime contractors to the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. As a result of our recently completed acquisitions, including our acquisitions of Aircraft Integration Systems, a division of Raytheon Company, on March 8, 2002, and Spar, Analytics, BT Fuze and SY Technologies in November and December of 2001 and their effect on our operations, effective January 1, 2002, we began to present our businesses in the following four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Prior to December 31, 2001, we had two reportable segments: Secure Communications Systems and Specialized Products.

     Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems, programs and related support services, and provides a wide range of engineering development and integration support, a full range of teaching, training, logistic and communication software support services and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides ocean products, telemetry, instrumentation, space and guidance products, premium fuzing products, detection systems, training devices and microwave components.

     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted L-3 and the defense industry generally. First, the events of September 11 created uncertainty and exposed vulnerabilities in security and the overall defense of our homeland. Second, in the conclusions of the U.S. Quadrennial Defense Review
(QDR) that was completed in 2001, there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved and network-centric communications, intelligence and information systems security and an increased emphasis on homeland defense.

     The current U.S. defense budget and the proposed U.S. defense budgets for fiscal years 2003 through 2006 have each been increased by approximately 20% over their previous budgets for those same years with increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), communications networks and missile defense. We believe we are well positioned to benefit from increased spending in those areas. In addition, increased emphasis on homeland defense may increase demand for our capabilities in areas such as airport security systems, information security, crisis management, preparedness and prevention services, and civilian security operations. While there is no assurance that the proposed increased DoD budget levels will be approved by Congress, after over a decade of downward trends, the current outlook is one of increased spending, which we believe should positively affect our future sales and could potentially favorably affect our future operating profits because of increased sale volumes.

     All of our domestic government contracts and subcontracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.


ACQUISITIONS

     The table below summarizes the material acquisitions that we have completed during the year ended December 31, 2001 and the six-month period ended June 30, 2002.



                                                                   PURCHASE
ACQUIRED COMPANY                          DATE ACQUIRED            PRICE(1)
----------------                       -------------------   ---------------------
KDI Precision Products                       May 4, 2001          $   78.9
EER Systems                                 May 31, 2001          $  119.4(2)
Spar Aerospace Limited                 November 23, 2001          $  146.8(3)
Emergent Government Services Group     November 30, 2001          $   39.7(4)
BT Fuze Products                       December 19, 2001          $   49.5(5)
SY Technology                          December 31, 2001          $   58.5(6)
Aircraft Integration Systems               March 8, 2002          $1,148.7(5)(7)
Detection Systems                          June 14, 2002          $  100.0(5)

----------
(1) Purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2) Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of EER for the year ending December 31, 2002.

(3) Includes $43.6 million for the remaining 29.7% of the outstanding common stock of Spar that we acquired and paid for in January 2002.

(4) Following the acquisition we changed Emergent Government Services Group's name to L-3 Communications Analytics.

(5) Purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(6) Excludes additional purchase price, not to exceed $3.0 million, which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003.

(7) Includes $18.7 million related to additional assets contributed by Raytheon Company to AIS. Following the acquisition, we changed AIS's name to L-3 Integrated Systems ("IS").

----------
     Additionally, we purchased other businesses during 2002 and 2001, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

     All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.

     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2002. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 3 to the unaudited condensed consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data. The tables below provide our selected statement of operations data for the three-month and six-month periods ended June 30, 2002, which we refer to as the 2002 Second Quarter and 2002 First Half, and for the three-month and six-month periods ended June 30, 2001, which we refer to as the 2001 Second Quarter and 2001 First Half. Prior period reportable segment information has been restated to conform to the current year presentation of reportable segments.

 THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
2001



                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            2002           2001
                                                        -----------    ------------
                                                              (in millions)
Sales(1):
 Secure Communications & ISR ........................    $278.2         $  88.9
 Training, Simulation & Support Services ............     197.2           151.7
 Aviation Products & Aircraft Modernization .........     203.5            70.8
 Specialized Products ...............................     276.3           250.2
                                                         ------         -------
   Total ............................................    $955.2         $ 561.6
                                                         ======         =======
Operating income:
 Secure Communications & ISR ........................    $ 29.7         $   4.8(2)
 Training, Simulation & Support Services ............      22.3            19.4(2)
 Aviation Products & Aircraft Modernization .........      32.2            24.9(2)
 Specialized Products ...............................      13.5            11.4(2)
                                                         ------         -------
   Total ............................................    $ 97.7         $  60.5(2)
                                                         ======         =======

----------
(1) Sales are after intersegment eliminations. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2) Operating income for the three months ended June 30, 2001, includes goodwill amortization expense of $0.9 million for Secure Communications and ISR, $1.7 million for Training, Simulation & Support Services, $2.0 million for Aviation Products & Aircraft Modernization, and $6.0 million for Specialized Products, which aggregated $10.6 million for all of L-3. In accordance with SFAS No. 142, after December 31, 2001, goodwill is not amortized to expense.


------------
     Consolidated sales increased $393.6 million to $955.2 million in the 2002 Second Quarter from sales of $561.6 million for the 2001 Second Quarter. Sales to the U.S. Government, foreign governments and other customers that are made pursuant to written contractual arrangements or "contracts" for products and/or services according to the specifications of the customer are within the scope of SOP 81-1, Accounting for Performance of Construction--type and certain Production-type contracts, and are presented on the statement of operations under the caption "Contracts, primarily long-term U.S. Government." Sales from "Contracts, primarily long-term U.S. Government", increased $408.3 million to $862.1 million in the 2002 Second Quarter from $453.8 million in the 2001 Second Quarter. The KDI, EER, Spar, Analytics, SY, BT Fuze, and IS acquisitions contributed $343.7 million of the increase in sales. The remaining increase was primarily attributable to volume increases of (1) $60.2 million for secure telephone equipment (STE) and secure data links, (2) $15.7 million for explosive detection systems, (3) $5.5 million for guidance products, and (4) $3.9 million for displays. These increases were partially offset by declines of
(1) $4.8 million on naval power equipment, (2) $9.1 million for acoustic undersea warfare products, and (3) $6.8 million principally for simulation and support services. Sales arrangements that are not within the scope of SOP 81-1 are recognized in accordance with the SEC's SAB No. 101, Revenue Recognition in Financial Statements, and are presented on the statement of operations under the caption "Commercial, primarily products." Sales from "Commercial, primarily products" decreased $14.7 million to $93.1 million in the 2002 Second Quarter from $107.8 million in the 2001 Second Quarter. The decline was principally caused by lower volume of $15.8 million on commercial aviation products and $6.8 million on telemetry, space, microwave and other communications products. These decreases were partially offset by sales from the Detection Systems acquired business of $7.9 million.

     Consolidated costs and expenses increased $356.4 million to $857.5 million in the 2002 Second Quarter from $501.1 million in the 2001 Second Quarter primarily as a result of the increase in sales. Costs and expenses for "Contracts, primarily long-term U.S. Government" increased $351.4 million to $759.7 million in the 2002 Second Quarter from $408.3 million in the 2001 Second Quarter primarily as a result of the increase in sales. Costs and expenses for "Commercial, primarily products" increased $5.0 million to $97.8 million in the 2002 Second Quarter from $92.8 million in the 2001 Second Quarter primarily due to higher expenses for the Prime Wave business.

     Consolidated operating income increased by $37.2 million to $97.7 million for the 2002 Second Quarter from $60.5 million for the 2001 Second Quarter primarily because of higher sales, which were partially offset by lower operating margins. Consolidated operating income as a percentage of sales ("operating margin") declined by 0.6 percentage points to 10.2% from 10.8% in the 2001 Second Quarter. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 1.1 percentage points. The remaining decline in consolidated operating margin of 1.7 percentage points was attributable to lower margins for the Training, Simulation & Support Services, Aviation Products & Aircraft Modernization and Specialized Products segments, which were partially offset by higher margins for the Secure Communications & ISR segment. The changes in the operating margins of the segments are discussed below. Additionally, in the 2002 Second Quarter a loss of $3.0 million was recorded for the settlement of certain litigations assumed as part of the acquisition of Aydin Corporation in April 1999, because the settlement amounts exceeded the original estimates of the acquired litigation liabilities. This loss was partially offset by a foreign currency related net gain of $1.9 million in the 2002 Second Quarter. Operating income for "Contracts, primarily long-term U.S. Government" increased $56.9 million to $102.4 million in the 2002 Second Quarter from $45.5 million in the 2001 Second Quarter. Operating margin for "Contracts, primarily long-term U.S. Government" increased 1.9 percentage points to 11.9% in the 2002 Second Quarter from 10.0% in the 2001 Second Quarter, and the increase was principally due to the impact of not amortizing goodwill to expense in accordance with SFAS No. 142. Operating income for "Commercial, primarily products" declined $19.7 million to a loss of $4.7 million in the 2002 Second Quarter from operating income of $15.0 million in the 2001 Second Quarter. Operating margin for "Commercial, primarily products" declined 18.9 percentage points to a negative 5.0% in the 2002 Second Quarter from 13.9% in the 2001 Second Quarter. The decline was principally attributable to lower margins on commercial aviation products, microwave, space and broadband communication products because of volume declines in sales, as well as continued marketing, selling and development expenses for the Prime Wave business, which were partially offset by not amortizing goodwill to expense in accordance with SFAS No. 142.

     Interest expense increased $9.6 million to $31.6 million for the 2002 Second Quarter from $22.0 million for the 2001 Second Quarter, because of the higher outstanding debt principally related to the borrowings incurred to finance the IS acquisition, which was partially offset by savings of $3.7 million from the interest rate swap agreements we entered into in July 2001 and November 2001, as well as lower interest rates on our variable rate borrowings.


     Interest and other income (expense) decreased $1.2 million to a $0.2 million expense from the 2001 Second Quarter to the 2002 Second Quarter. The 2001 Second Quarter included a net gain of $0.6 million related to a gain on the sale of a 30% interest in the ACSS business offset by the write-down of the carrying value of an investment in the common stock of a telecommunications company because the decline in value was determined to be other than temporary. Additionally, losses on an equity method investment increased.

     The income tax provision for the 2002 Second Quarter is based on the estimated effective income tax rate for 2002 of 35.3%, compared with the effective tax rate of 38.3% for the 2001 Second Quarter. The decrease in the effective income tax rate is primarily attributable to the exclusion of goodwill amortization expense that is non-deductible for income tax purposes from the annual estimated effective income tax rate calculation as a result of goodwill not being amortized beginning on January 1, 2002 in accordance with SFAS No. 142.

     Basic earnings per share ("EPS") before extraordinary items increased $0.21 to $0.52 for the 2002 Second Quarter from $0.31 for the 2001 Second Quarter, and diluted EPS before extraordinary items increased $0.19 to $0.49 from $0.30 for the 2001 Second Quarter. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased both basic EPS before extraordinary items and diluted EPS before extraordinary items each by $0.11. Excluding the impact of not amortizing goodwill to expense, basic EPS before extraordinary items grew 23.8% and diluted EPS before extraordinary items grew 19.5%. Basic EPS was $0.40 and diluted EPS was $0.38 after an extraordinary loss of $9.9 million, net of income taxes, on the early extinquishment of debt arising from the retirement of our $225.0 million of 10 3/8% senior subordinated notes. Diluted weighted-average common shares outstanding increased 16.3% principally reflecting the dilutive effect of the convertible notes.

     The 2002 Second Quarter diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 5 and 7 to the unaudited condensed consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible for the 2002 Second Quarter, reported diluted EPS would not have changed.


SECURE COMMUNICATIONS & ISR

     Sales for the Secure Communications & ISR segment increased $189.3 million or 212.9% to $278.2 million in the 2002 Second Quarter from $88.9 million for the 2001 Second Quarter. The increase was principally attributed to $126.6 million from the IS-Tactical Reconnaissance Systems (TRS) and Airborne Surveillance & Control (ASC) acquired businesses and $62.7 million of increased volume principally on STE, secure data links and military communications products, which was attributable to greater demand for secure communications from the DoD and U.S. Government intelligence agencies. Additionally, the increase in STE volume of $21.0 million was partially related to lower volume in the 2001 Second Quarter arising from software development enhancements on STE made in 2001 which caused production and delivery delays in 2001.

     Operating income increased by $24.9 million to $29.7 million in the 2002 Second Quarter because of higher sales and operating margin. Operating margin improved by 5.3 percentage points to 10.7% from 5.4%. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 0.4 percentage points. Increased volume and cost improvements on STE accounted for 1.9 percentage points of the increase. A provision to increase the allowance for doubtful accounts by $3.0 million for certain commercial receivables decreased operating margin by 1.1 percentage points. The remaining increase in operating margins was principally attributable to margins from the IS-TRS and ASC acquired businesses, which were higher then the Secure Communications & ISR segment operating margins for the 2001 Second Quarter. Additionally, the Prime Wave business continued to generate losses in the 2002 Second Quarter because of lower sales volume as well as continued marketing, selling and development expenses. We expect margins for the segment to improve in the second half of 2002 because of expected volume increases and additional cost improvements on DoD business, as well as lower losses for the Prime Wave business arising from anticipated increases in sales.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales for the Training, Simulation & Support Services segment increased $45.5 million or 30.0% to $197.2 million for the 2002 Second Quarter from $151.7 million for the 2001 Second Quarter. The EER, SY and Analytics acquired businesses contributed $50.7 million to sales. The remaining net decrease of $5.2 million was principally attributable to lower sales on a ballistic missile target services contract which is approaching its scheduled completion.

     Operating income increased by $2.9 million to $22.3 million in the 2002 Second Quarter because of higher sales, which were partially offset by lower operating margins. Operating margin declined by 1.5 percentage points to 11.3% for the 2002 Second Quarter from 12.8% for the 2001 Second Quarter. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 0.9 percentage points. This increase was offset by a decline in operating margin of 2.4 percentage points, which was principally attributable to the expected lower margins for the SY and Analytics acquired businesses, as well as lower margins on training services in the current period compared to the prior period as a result of profit improvements on certain contracts during 2001. We do not expect margins for the segment to change significantly during the second half of 2002.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales for the Aviation Products & Aircraft Modernization segment increased $132.7 million or 187.4% to $203.5 million for the 2002 Second Quarter from $70.8 million for the 2001 First Quarter. The IS-Aircraft Modification & Maintenance (AMM) and Spar acquired businesses contributed $143.2 million to sales. The remaining decline in sales of $10.5 million was principally attributable to lower volume of $15.8 million on traffic collision and avoidance systems (TCAS) and aviation recorders used primarily for commercial applications, that were partially offset by an increase in volume for displays used in military applications. The decline in sales of commercial aviation products was caused by a decline in orders and customer-deferred delivery schedules stemming from the continued downturn in the commercial aircraft industry that began in 2001. We expect the sales volume for all of 2002 on commercial aviation products to be lower than 2001 volumes; however, the amount of the declines are expected to be smaller during the second half of 2002 than they were in the 2002 First Half when compared to the same periods in the prior year.

     Operating income increased by $7.3 million to $32.2 million for the 2002 Second Quarter from $24.9 million for the 2001 Second Quarter because of higher sales, which were partially offset by lower operating margins. Operating margin declined by 19.3 percentage points to 15.9% for the 2002 Second Quarter from 35.2% for the 2001 Second Quarter. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 1.0 percentage points. Lower volumes on TCAS and aviation recorders which generated lower gross margin contributions, as well as increased development expenses for a terrain awareness warning system and a commercial displays product-line which are planned to be introduced later this year reduced operating margin by 5.7 percentage points. The remaining decrease in operating margin of 14.6 percentage points was principally attributable to margins from the IS-AMM and Spar acquired businesses, which were lower than the Aviation Products & Aircraft Modernization segment operating margins for the 2001 Second Quarter. Operating margins benefited from a foreign currency gain recorded from the Spar acquisition. We expect the operating margins on commercial aviation products to increase during the second half of 2002 arising from expected increases in volumes.


SPECIALIZED PRODUCTS

     Sales for the Specialized Products segment increased $26.1 million or 10.4% to $276.3 million in the 2002 Second Quarter from $250.2 million for the 2001 Second Quarter. The increase was principally related to the acquisitions of KDI, BT Fuze and Detection Systems, which accounted for $31.1 million in sales, and higher volume of $5.5 million for guidance products and $15.7 million for explosive detection systems. The increase in volume for explosive detection systems was substantially all from a contract with the Transportation Security Administration (TSA) of the U.S. Department of Transportation that was awarded to us in April 2002. The initial contract value for the TSA award is $162 million and includes full-funding for 100 units of our examiner 3DXTM 6000 explosive detection systems and long-lead funding for an additional 200 systems plus production ramp-up funding. The contract value for this TSA award is expected to be about $250 million if all of these additional units are fully funded. This increase was partially offset by a decrease in sales that was principally attributable to lower volume of (1) $4.8 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems and the related rework activities, (2) $9.1 million for acoustic undersea warfare products arising from the timing of shipments, and (3) $12.3 million principally on telemetry and space products and microwave components arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets. We expect our sales of explosive detection systems to increase substantially in the second half of 2002 as we increase our production for the TSA contract. Additionally, we expect to return to normal production levels for naval power equipment in the second half of 2002, and anticipate an increase in volume for space, broadband and wireless communications products.

     Operating income increased by $2.1 million to $13.5 million for the 2002 Second Quarter from $11.4 million for the 2001 Second Quarter primarily because of higher sales. Operating margin increased by 0.3 percentage points to 4.9% for the 2002 Second Quarter from 4.6% for the 2001 Second Quarter. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 2.2 percentage points. Higher margins from the KDI and BT Fuze acquired businesses related to new contracts entering production caused an increase in operating margin of 1.5 percentage points. A loss of $3.0 million recorded in June 2002 for the settlement of certain litigations assumed as part of the acquisition of Aydin Corporation in April 1999 caused a decline in operating margin of 1.1 percentage points. The remaining decline was principally attributable to lower margins resulting from lower shipments and rework efforts for naval power equipment and lower volume on microwave components and acoustic undersea warfare products. We expect the operating margin for Specialized Products to improve in the second half of 2002 arising from expected volume increases for explosive detection systems, naval power equipment, telemetry and space products and microwave components.

 SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

                                                         SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            2002           2001
                                                        ------------   ------------
                                                                   (in millions)
Sales(1):
 Secure Communications & ISR ........................    $  435.6        $  171.6
 Training, Simulation & Support Services ............       392.0           268.7
 Aviation Products & Aircraft Modernization .........       310.8           131.4
 Specialized Products ...............................       513.6           451.8
                                                         --------        --------
   Total ............................................    $1,652.0        $1,023.5
                                                         ========        ========
Operating income:
 Secure Communications & ISR ........................    $   46.1        $   11.1(2)
 Training, Simulation & Support Services ............        43.8            28.6(2)
 Aviation Products & Aircraft Modernization .........        49.7            47.6(2)
 Specialized Products ...............................        29.4            20.1(2)
                                                         --------        --------
   Total ............................................    $  169.0        $  107.4(2)
                                                         ========        ========

----------
(1) Sales are after intersegment eliminations. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2) Operating income for the six months ended June 30, 2001, includes goodwill amortization expense $1.9 million for Secure Communications and ISR, $3.0 million for Training, Simulation & Support Services, $3.9 million for Aviation Products & Aircraft Modernization, and $11.7 million for Specialized Products, which aggregated $20.5 million for all of L-3. In accordance with SFAS No. 142, after December 31, 2001, goodwill is not amortized to expense.

------------
     Consolidated sales increased $628.5 million to $1,652.0 million for the 2002 First Half from $1,023.5 million for the 2001 First Half. Sales from "Contracts, primarily long-term U.S. Government" increased $653.4 million to $1,478.5 million for the 2002 First Half from $825.1 million for the 2001 First Half. The KDI, EER, Spar, Analytics, SY, BT Fuze, and IS acquired businesses contributed $544.9 million of the increase in sales. The remaining increase was primarily attributable to volume increases of (1) $96.6 million on STE, secure data links and military communications products, (2) $15.5 million for explosive detection systems, (3) $14.8 million on guidance products, and (4) $5.2 million for displays. These sales increases were partially offset by declines of (1) $18.4 million on naval power equipment and (2) $5.2 million principally for acoustic undersea warfare products. Sales from "Commercial, primarily products" decreased $24.9 million to $173.5 million in the 2002 First Half from $198.4 million in the 2001 First Half. The decline was principally caused by lower volume of $28.7 million on commercial aviation products and $4.1 million on telemetry, space, microwave and other communications products. These decreases were partially offset by sales from the Detection Systems acquired business of $7.9 million.

     Consolidated costs and expenses increased $566.9 million to $1,483.0 million in the 2002 First Half from $916.1 million in the 2001 First Half, primarily as a result of the increase in sales. Costs and expenses for "Contracts, primarily long-term U.S. Government" increased $558.6 million to $1,304.7 million in the 2002 First Half from $746.1 million in the 2001 First Half primarily as a result of the increase in sales. Costs and expenses for "Commercial, primarily products" increased $8.3 million to $178.3 million in the 2002 First Half from $170.0 million in the 2001 First Half primarily due to higher expenses for the Prime Wave business.

     Consolidated operating income increased by $61.6 million to $169.0 million in the 2002 First Half from $107.4 for the 2001 First Half primarily because of higher sales. Consolidated operating margin declined by 0.3 percentage points to 10.2% from 10.5% in the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 1.2 percentage points. The remaining decline in operating margin of 1.5 percentage points was due to declines in the Training, Simulation & Support Services, Aviation Products & Aircraft Modernization and the Specialized Products segments, which were partially offset by increases in the Secure Communications & ISR segment. The changes in the operating margins of the segments are discussed below. Additionally, a loss of $3.0 million was recorded in June 2002 for the settlement of certain litigations assumed as part of a prior acquisition. This loss was partially offset by a foreign currency related net gain of $1.9 million. Operating income for "Contracts, primarily long-term U.S Government increased $94.8 million to $173.8 million in the 2002 First Half from $79.0 million in the 2001 First Half. Operating margin for "Contracts, primarily long-term U.S. Government increased 2.2 percentage points to 11.8% in the 2002 First Half from 9.6% in the 2001 First Half, and the increase was principally due to the impact of not amortizing goodwill to expense in accordance with SFAS No. 142. Operating income for "Commercial, primarily products" declined $33.2 million to a loss of $4.8 million in the 2002 First Half from operating income of $28.4 million in the 2001 First Half. Operating margin for "Commercial, primarily products" declined 17.1 percentage points to a negative 2.8% in the 2002 First Half from 14.3% in the 2001 First Half. The decline was principally attributable to lower margins on commercial aviation products, microwave, space and broadband communication products because of volume declines in sales, as well as continued marketing, selling and development expenses for the Prime Wave business, which were partially offset by not amortizing goodwill to expense in accordance with SFAS No. 142.

     Interest expense increased $11.3 million to $57.7 million in the 2002 First Half from $46.4 for the 2001 First Half, because of the higher outstanding debt, partially offset by savings of $6.6 million from the interest rate swap agreements we entered into in 2001 and lower interest rates on our variable rate borrowings.

     Interest and other income decreased $0.7 million to $0.8 million for the 2002 First Half from $1.5 million for the 2001 First Half, principally because the 2001 First Half included a net gain of $0.6 million. The net gain relates to a gain on the sale of a 30% interest in the ACSS business offset by the write-down of the carrying value of an investment in the common stock of a telecommunications company because the decline in value was determined to be other than temporary.

     The income tax provision for the 2002 First Half is based on our estimated effective income tax rate for 2002 of 35.3%, compared with the effective tax rate of 38.3% for the 2001 First Half, as discussed above in the 2002 Second Quarter discussion.

     Basic EPS before extraordinary items increased $0.37 to $0.89 in the 2002 First Half from $0.52 in the 2001 First Half, and diluted EPS increased $0.34 to $0.84 in the 2002 First Half from $0.50 in the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased basic EPS before extraordinary items by $0.23 and diluted EPS before extraordinary items by $0.21. Excluding the impact of not amortizing goodwill to expense, basic EPS before extraordinary items grew 18.7% and diluted EPS before extraordinary items grew 18.3%. Basic

EPS was $0.77 and diluted EPS was $0.73 after an extraordinary loss of $9.9 million, net of taxes, on the early extinquishment of debt arising from the retirement of our $225.0 million of 10 3/8% senior subordinated notes. Diluted weighted-average common shares outstanding increased 20.5% principally reflecting the dilutive effect of the convertible notes and the sale of 9.2 million shares of our common stock in May 2001.

     The 2002 First Half diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 5 and 7 to the unaudited condensed consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible for the 2002 First Half, reported diluted EPS would have not changed.


SECURE COMMUNICATIONS & ISR

     Sales for the Secure Communications & ISR segment increased $264.0 million or 153.8% to $435.6 million for the 2002 First Half from $171.6 million for the 2001 First Half. The increase was principally attributed to $165.0 million from the IS-TRS and ASC acquired businesses and $99.0 million of increased volume principally on STE, secure data links and military communications products, which was attributable to greater demand for secure communications from the DoD and U.S. Government intelligence agencies. Additionally, the increase in STE volume of $41.6 million was partially related to lower volume in the 2001 First Half arising from software development enhancements on STE made in 2001 which caused production and delivery delays in 2001.

     Operating income increased by $35.0 million to $46.1 million in the 2002 First Half from $11.1 million for the 2001 First Half, because of higher sales and operating margin. Operating margin improved by 4.1 percentage points to 10.6% in the 2002 First Half compared to 6.5% in the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 0.4 percentage points. Increased volume and cost improvements on STE accounted for 3.1 percentage points of the increase. A provision to increase the allowance for doubtful accounts by $3.0 million for certain commercial customers decreased operating margin by 0.7 percentage points. The remaining increase in operating margins was principally attributable to margins from the IS- TRS and ASC acquired businesses, which were higher than the Secure Communications & ISR segment operating margins for the 2001 First Half. Additionally, the Prime Wave business continued to generate losses in the 2002 Second Half because of low sales volume as well as higher marketing, selling and development expenses.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales for the Training, Simulation & Support Services segment increased $123.3 million or 45.9% to $392.0 million for the 2002 First Half from $268.7 million for the 2001 First Half. The EER, SY and Analytics acquired businesses contributed $115.8 million of the increase in sales. The remaining net increase of $7.5 million was principally attributable to volume increases at our training and simulation business attributable to new contracts competitively awarded during 2001, that were partially offset by lower sales on a ballistic missiles target services contract which is approaching its scheduled completion.

     Operating income increased by $15.2 million to $43.8 million in the 2002 First Half from $28.6 million for the 2001 First Half, principally because of higher sales and operating margin. Operating margin increased by 0.6 percentage points to 11.2% in the 2002 First Half compared to 10.6% in the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 0.8 percentage points. The remaining decrease in operating margin of 0.2 percentage points was principally attributable to slightly lower margins from the acquired businesses, as well as lower margins on training services in the current period compared to the prior period as a result of profit improvements on certain contracts during 2001.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales for the Aviation Products & Aircraft Modernization segment increased $179.4 million or 136.5% to $310.8 million for the 2002 First Half from $131.4 million for the 2001 First Half. The IS-AMM and Spar acquired businesses contributed $201.7 million to sales. The remaining decline in sales of $22.3 million was principally attributable to lower volume of $28.7 million on TCAS and aviation recorders used primarily for commercial applications, that were partially offset by an increase in volume for displays used in military applications. The decline in sales of commercial aviation products was due to reduced demand and customer-deferred delivery schedules stemming from the continued downturn in the commercial aircraft industry that began in 2001.

     Operating income increased by $2.1 million to $49.7 million for the 2002 First Half from $47.6 million for the 2001 First Half, because of higher sales, which were largely offset by lower operating margins. Operating margin declined by 20.2 percentage points to 16.0% for the 2002 First Half from 36.2% for the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by
1.3 percentage points. Lower volumes on TCAS and aviation recorders which generated lower gross margin contributions, as well as increased development expenses for a terrain awareness warning system and a commercial displays product-line which are planned to be introduced later this year reduced operating margin by 7.6 percentage points. The remaining decrease in operating margins of 13.9 percentage points was principally attributable to margins from the IS-AMM and Spar acquired businesses, which were lower than the Aviation Products & Aircraft Modernization segment operating margins for the 2001 First Half.


SPECIALIZED PRODUCTS

     Sales for the Specialized Products segment increased $61.8 million or 13.7% to $513.6 million for the 2002 First Half from $451.8 million for the 2001 First Half. The increase was principally related to the acquisitions of KDI, BT Fuze and Detection Systems, which accounted for $70.3 million in sales and higher volume of $14.8 million for guidance products and $15.5 million for explosive detection systems. This increase was partially offset by a decrease in sales that was principally attributable to lower volume of (1) $18.4 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems, (2) $4.4 million for acoustic undersea warfare products arising from the timing of shipments, and
(3) $16.0 million on telemetry and space products and microwave components arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets.

     Operating income increased by $9.3 million to $29.4 million in the 2002 First Half from $20.1 million for the 2001 First Half, because of higher sales and operating margin. Operating margin improved by 1.2 percentage points to 5.7% in the 2002 First Half compared to 4.5% in the 2001 First Half. The impact of not amortizing goodwill to expense beginning on January 1, 2002 in accordance with SFAS No. 142 increased operating margin by 2.3 percentage points. Higher margins from the KDI and BT Fuze acquired businesses related to new contracts entering production caused an increase in operating margin of 1.6 percentage points. A loss of $3.0 million recorded in June 2002 for the settlement of certain litigations assumed as part of the acquisition of Aydin caused a decline in operating margin of 0.6 percentage points. The remaining decline was principally attributable to lower shipments and rework efforts for naval power equipment.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

     Contracts in process increased $502.4 million from December 31, 2001 to June 30, 2002. The increase included $398.4 million related to acquired businesses and $104.0 million principally from:

     o increases of $54.9 million in billed receivables due to higher sales from aircraft modifications, secure data links, displays, explosive detection systems and ocean products;

     o increases of $24.9 million in inventoried contract costs, primarily for explosive detection systems for the TSA contract, secure data links, ocean products, and telemetry products;

     o increases of $22.9 million in unbilled contract receivables, net of unliquidated progress payments, due to increases on training devices and motion simulators, fuzing products and secure communications products partially offset by higher billings for aircraft modifications, display systems and training, simulation and support services; and

     o increases of $1.3 million in inventories at lower of cost or market primarily for aviation products.

     Included in contracts in process at June 30, 2002, are net billed receivables of $12.8 million and net inventories of $28.1 million related to our Prime Wave business. At December 31, 2001, we had $15.8 million of net billed receivables and $30.2 million of net inventories related to our Prime Wave business.

     The increase in property, plant and equipment (PP&E) during the 2002 First Half was principally related to the acquisition of IS. The percentage of depreciation expense to average gross PP&E declined to 6.5% for the 2002 First Half from 7.8% for the 2001 First Half. The decline was attributable to (1) the impact from current acquisitions, for which the balance sheet reflects all of the PP&E of the acquired businesses, but the statement of operations only includes depreciation expense from the date of acquisition rather than for the entire period, and (2) fully depreciated PP&E in certain of our operations which are still being used despite having carrying values of zero (after accumulated depreciation) and which are not derecognized from the balance sheet until they are retired or otherwise disposed.

     Goodwill increased $766.5 million to $2,474.2 million at June 30, 2002 from $1,707.7 million at December 31, 2001. The increase was principally due to the IS and Detection Systems acquisitions as well as net purchase price increases based on the closing date balance sheets for acquisitions completed prior to January 1, 2002.

     The increases in accounts payable, accrued employment costs, accrued expenses and pension and postretirement liabilities were primarily due to the timing of payments as well as the acquisitions of IS and Detection Systems. The decrease in other current liabilities is primarily attributable to the payment in January 2002 of $43.6 million for the remaining outstanding common stock of Spar that was not tendered to L-3 as of December 31, 2001.


STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

     The following table provides cash flow data:

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
                                                        (in millions)
Net cash from operating activities ............    $   112.8       $  32.7
Net cash used in investing activities .........     (1,338.8)       (164.2)
Net cash from financing activities ............      1,331.1         167.2
                                                   ---------       -------
Net increase in cash ..........................    $   105.1       $  35.7
                                                   =========       =======

OPERATING ACTIVITIES

     During the 2002 First Half, we generated $112.8 million of cash from our operating activities, an increase of $80.1 million over the $32.7 million generated during the 2001 First Half. Earnings adjusted for non-cash items and deferred income taxes increased $40.0 million to $150.1 million in the 2002 First Half from $110.1 million in the 2001 First Half. Deferred income taxes for the 2002 First Half compared with the 2001 First Half increased primarily because of larger estimated tax deductions arising from our recently completed acquisitions, including our acquisition of IS. We expect our deferred income taxes to be higher in 2002 than they were in 2001. During the 2002 First Half, our working capital and operating assets and liabilities increased $37.3 million compared with an increase of $77.4 million in the 2001 First Half. Our cash flows from operating activities during the 2002 First Half reflect increases in inventories, billed receivables and unbilled contract receivables as described above.

     The use of cash arising from the decrease in customer advances was a result of deliveries on contracts for acoustic undersea warfare products. Customer advances are generally used to finance contracts with foreign customers, and the timing of their receipts and liquidations, which are based on the timing of contract awards specific contract terms, has no effect on reported revenues and profits.

     The change in other current liabilities was due to uses of cash relating to performance on certain contracts in process, for which estimated costs exceed the estimated billings. The uses of cash declined in the 2002 First Half compared to the 2001 First Half.

     The timing of payments to vendors, as well as the timing of payments to employees for salaries and wages, was a source of cash reflected in the change in accounts payable and accrued expenses.

     The source of cash from the change in pension and postretirement benefits was due to pension and postretirement expenses for the 2002 First Half exceeding related cash contributions and funding. We expect to contribute $8.0 million to our pension plan for the remainder of 2002.

     The source of cash generated from the change in other liabilities was primarily attributable to the long-term portion of the deferred gain recorded in connection with unwinding the interest rate swap agreements on $200.0 million of 8% Senior Subordinated Notes due 2008. See Financing Activities below.


INVESTING ACTIVITIES

     During the 2002 First Half, we invested $1,316.1 million to acquire businesses, including (1) our acquisitions of IS and Detection Systems, (2) the payment of $43.6 million for the remaining outstanding common stock of Spar which were not tendered to L-3 at December 31, 2001 and (3) acquisition costs and net purchase price increases based on the closing date balance sheets for certain acquisitions completed prior to January 1, 2002. During the 2001 First Half we invested $211.0 million to acquire businesses. The IS acquisition was financed using approximately $229.0 million of cash on hand, borrowings under our senior credit facilities of $420.0 million and a $500.0 million senior subordinated bridge loan. We used a portion of the proceeds from the sale in June 2002 of $750.0 million of senior subordinated notes and 14.0 million shares of common stock to repay borrowings under the senior credit facilities and the senior subordinated bridge loan as discussed below in Financing Activities.

     We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect that capital expenditures for the full year of 2002 will be between $75.0 million and $80.0 million.


FINANCING ACTIVITIES

     In June 2002, L-3 Communications sold $750.0 million of 7 5/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from that offering amounted to $732.8 million.

     On June 28, 2002, L-3 Holdings sold 14.0 million shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds of $768.4 million after deducting discounts, commissions and estimated expenses.

     The net proceeds from both of these offerings were used to (1) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under our senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents.

     On June 6, 2002 we commenced a tender offer to purchase any and all of our $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002 we sent a notice of redemption for all of our $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. At June 30, 2002, we had purchased for cash $176.9 million of these notes plus premiums, fees and other transaction costs of $9.5 million and accrued interest. The remaining principal amount of these notes of $48.1 million was purchased and redeemed in July 2002 plus premiums, fees and other transaction costs of $3.0 million and accrued interest. In connection with the extinguish-ment of these notes, we recorded a pre-tax extraordinary loss of $16.2 million ($9.9 million after-tax), including premiums, fees and other transaction costs of $12.5 million and $3.7 million to write-off the remaining balance of debt issue costs relating to these notes.

     In June 2002, we unwound the interest rate swap agreements on $200.0 million of our 8% Senior Subordinated Notes due 2008 and received cash of $8.7 million. We recorded a reduction in interest expense for the six months ended June 30, 2002 of $3.4 million, which represented the value of the interest savings that was earned prior to the unwinding of these swap agreements. The remaining $5.2 million was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining life of the $200.0 million of 8% Senior Subordinated Notes due 2008 at an amount of $0.2 million per quarter, or $0.9 million annually.

     In June 2002, we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchange the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. Under these swap agreements, we will pay or receive the difference between the fixed interest rate of 7 5/8% on the senior subordinated notes and a variable interest rate determined two business days prior to the beginning of the interest period equal to (1) the six month LIBOR rate, plus (2) an average of 215.25 basis points. The difference to be paid or received on these swap agreements as interest rates change is recorded as an adjustment to interest expense. The swap agreements are accounted for as fair value hedges.

     For every basis point (0.01%) that the six month LIBOR interest rate is greater than 5.47%, we will incur an additional $20,000 of interest expense above the fixed coupon rate on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012 calculated on a per annum basis until maturity. Conversely, for every basis point that the six month LIBOR interest rate is less than 5.47%, we will recognize $20,000 of interest income on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012 calculated on a per annum basis until maturity.

     On April 23, 2002, we announced that our Board of Directors had authorized a two-for-one stock split on all shares of our common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of our common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock spilt, we had approximately 80 million shares of common stock outstanding. Additionally, all of our historical as reported EPS data has been restated to give effect to the stock split.

     On February 26, 2002, our lenders approved a $150.0 million increase in the amount of our senior credit facilities. The five-year revolving credit facility increased by $100.0 million to $500.0 million and the 364-day revolving credit facility increased by $50.0 million to $250.0 million. Additionally, the maturity date of the $250.0 million 364-day revolving credit facility was extended to February 25, 2003.

     At June 30, 2002, available borrowings under our senior credit facilities were $577.7 million after reductions for outstanding letters of credit of $172.3 million.

     The senior credit facilities, senior subordinated notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes. See Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2001, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for a description of our debt and related financial covenants at December 31, 2001.


     Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, or make necessary capital expenditures and to make discretionary investments.

 EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

     Our EBITDA was $116.9 million for the 2002 Second Quarter compared with $82.8 million for the 2001 Second Quarter. Our EBITDA was $203.4 million for the 2002 First Half compared with $150.0 million for the 2001 First Half. We define EBITDA as operating income plus depreciation expense and amortization expense. Other than our amount of debt and interest expense, EBITDA is the major component in the calculation of the debt ratio and interest coverage ratio which are part of the financial covenants for our debt. The debt ratio is defined as the ratio of consolidated total debt to consolidated EBITDA. The interest coverage ratio is equal to the ratio of consolidated EBITDA to consolidated cash interest expense. Higher EBITDA on a relative basis to outstanding debt, results in a lower debt ratio, which indicates a higher borrowing capacity. Similarly, an increase in our EBITDA on a relative basis to consolidated cash interest expense, results in a higher interest coverage ratio, which indicates a greater capacity to service debt.

     EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles in the United States of America. EBITDA is not a complete net cash flow measure because EBITDA is a financial performance measurement that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA as we define it may differ from similarly named measures used by other entities and, consequently could be misleading unless all entities calculate and define EBITDA in the same manner. EBITDA is also not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and income taxes.


CONTINGENCIES

     See Note 9 to the Unaudited Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair values. The provisions of SFAS No. 142 became effective on January 1, 2002, and require full implementation of the impairment measurement provisions by December 31, 2002. Effective January 1, 2002, we are not recording goodwill amortization expense. Based on the estimated fair values of our reporting units using a discounted cash flows valuation, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment may be impaired. The aggregate amount of goodwill recorded for these businesses is approximately $21.0 million, net of related income taxes. We expect to complete the valuation of the assets and liabilities for these businesses and to determine the amount of the goodwill impairment in the second half of 2002. Any resulting impairment would be a non-cash charge, recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in accordance with the adoption provisions of SFAS No. 142.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative effect of a change in accounting principle. SFAS No. 143 is effective for our fiscal years beginning January 1, 2003. SFAS No. 143 is not expected to have a material effect on our consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002, SFAS No. 144 did not have a material effect on our consolidated results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on our consolidated results of operations, financial position or cash flows.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our consolidated results of operations and financial position.


FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act.

     Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

     Our forward-looking statements will also be influenced by factors such as:


     o our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. Government defense budget;

     o our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

     o    our ability to obtain future government contracts on a timely basis;

     o the availability of government funding and changes in customer requirements for our products and services;

     o our significant amount of debt and the restrictions contained in our debt agreements;

     o    collective bargaining agreements and labor disputes;

     o economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;

     o our extensive use of fixed-price contracts as compared to cost-reimbursable contracts;

     o our ability to identify future acquisition candidates or to integrate acquired operations;

     o the rapid change of technology and high level of competition in the communication equipment industry;

     o our introduction of new products into commercial markets or our investments in commercial products or companies;

     o pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

     o the fair values of the assets, including goodwill and other intangibles, of our business which can be impaired or reduced by the other factors discussed above.

     Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.

ITEM 3.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the six months ended June 30, 2002 is discussed below.


DERIVATIVE FINANCIAL INSTRUMENTS

     INTEREST RATE RISK. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes, Convertible Notes and CODES are fixed-rate and are not affected by changes in interest rates.

     In 2001 we entered into interest rate swap agreements on $380.0 million of our senior subordinated notes to convert their fixed interest rates to variable rates and to take advantage of the current low interest rate environment. These swap agreements are described in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and
Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In 2002, we unwound $200.0 million of these interest rate swap agreements and entered into new swap agreements on $200.0 million of our senior subordinated notes. The new swap agreements discussed above are described in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Statement of Cash Flows -- Financing Activities," of this Report. For every basis point (0.01%) that the six month LIBOR interest rate is greater than 4.99%, we will incur an additional $18,000 of interest expense above the fixed interest rate on $180.0 million of senior subordinated notes calculated on a per annum basis until maturity. For every basis point that the six month LIBOR interest rate is greater than 5.47%, we will incur an additional $20,000 of interest expense above the fixed interest rate on $200.0 million of senior subordinated notes calculated on a per annum basis until maturity. Conversely, for every basis point that the six month LIBOR interest rate is less than 4.99%, we will recognize $18,000 of interest income on $180.0 million of senior subordinated notes calculated on a per annum basis until maturity. For every basis point that the six month LIBOR interest rate is less than 5.47%, we will recognize $20,000 of interest income on $200.0 million of senior subordinated notes calculated on a per annum basis until maturity. The six month LIBOR rate at June 30, 2002 was 1.96%.

     We attempt to manage exposure to counterparty credit risk by entering into interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments between us and the counterparties are made on the interest payment dates of the senior subordinated notes for the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate agreements are provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in Note 5 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2002.

     The table below presents significant contract terms and fair values at June 30, 2002 for our interest rate agreements.

                                    INTEREST RATE SWAP AGREEMENTS
                                -------------------------------------
                                            (in millions)
Notional amount .............      $200.0              $180.0
Interest rate ...............      7 5/8%               8.5%
Reference rate ..............   6 month LIBOR       6 month LIBOR
Designated maturity .........    Semi-Annual         Semi-Annual
Expiration date .............   June 15, 2012        May 15, 2008
Fair value ..................       $--                $(3.3)

PART II - OTHER INFORMATION


ITEM 4.


              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On April 23, 2002, at the Company's annual meeting of Stockholders, the following proposals were acted on:


(1) Three nominees for the Board of Directors were elected to three-year terms expiring in 2003. The votes were as follows:




                                FOR         WITHHELD
                                ---         --------
  Frank C. Lanza            29,814,575     1,897,322
  Robert V. LaPenta         29,816,652     1,895,245
  John M. Shalikashvili     31,492,990     218,907

(2) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to (1) increase the number of authorized shares of common stock, par value $.01 per share from 100,000,000 to 300,000,000 and (2) increase the number of authorized shares of preferred stock, par value $.01 per share from 25,000,000 to 50,000,000. The votes were as follows:

  For        25,318,135
  Against    6,319,775
  Withheld      73,983

(3) The selection of Pricewaterhouse Coopers LLP to serve as independent auditors for 2002 was ratified. The votes were as follows:



  For        30,529,684
  Against    1,168,302
  Withheld      13,911

ITEM 6.

                       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          **3.1   Certificate of Incorporation of L-3 Communications Holdings,
                  Inc.

            3.2 Bylaws of L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of L-3 Communications Holdings, Inc.'s Registration Statement on Form S-1, No. 333-46975)

            3.3 Certificate of Incorporation of L-3 Communications Corporation (incorporated herein by reference to Exhibit 3.1 to L-3 Communication Corporation's Registration Statement on Form S-4, No. 333-31649)

            3.4 Bylaws of L-3 Communications Corporation (incorporated herein by reference to Exhibit 3.2 to L-3 Communication Corporation's Registration Statement on Form S-4, No. 333-31649)

            *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

           **12.1 Ratio of Earnings to Fixed Charges

           **99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           **99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * The information required on this exhibit is presented in Note 7 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2002 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

     **  Filed herewith

     (b) Reports on Form 8-K

     Report filed on April 24, 2002 announcing the authorization by the Board of Directors of L-3 Communications Holdings, Inc. of a two for one stock split on all the shares of L-3 Communications Holdings, Inc.

     Report filed on June 10, 2002 announcing that (1) L-3 Communications Corporation intends to raise $750.0 million of gross proceeds through a private placement of senior subordinated notes, (2) L-3 Communications Holdings, Inc. intends to publicly offer 14.0 million shares of its common stock and (3) L-3 Communications Corporation commenced a tender offer to purchase all of its outstanding 10 3/8% Senior Subordinated Notes due 2007.

     Report filed on June 20, 2002 regarding the Company's reportable segment presentation. Also, reported net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 were restated to exclude goodwill amortization expense, net of related income tax effects, in accordance with SFAS No.142 and to give effect to the L-3 Holdings, Inc. authorized stock split and increased number of authorized shares.

     Report filed on June 28, 2002 announcing that (1) on June 24, 2002, L-3 Communications Holdings, Inc. priced its public offering of 14.0 million shares of its Common Stock at $56.60 per share, (2) on June 25, 2002, L-3 Communications Corporation priced at par an offering of $750.0 million principal amount of 7 5/8% Senior Subordinated Notes due 2012, and (3) on June 25, 2002, L-3 Communications Corporation initiated a full redemption of all of its remaining 10 3/8% Senior Subordinated Notes due 2007.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   L-3 Communications Holdings, Inc. and
                                   L-3 Communications Corporation
                                 ----------------------------------------
                                   Registrants


Date: August 5, 2002


                                   /s/ Robert V. LaPenta
                                 ----------------------------------------
                                   Name: Robert V. LaPenta
                                   Title: President and Chief Financial Officer
                                          (Principal Financial Officer)