Form 10-Q
period 2003-06-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2003-08-08
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        X       Yes                      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        X       Yes                      No

There were 96,391,259 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 31, 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended June 30, 2003

PART I – FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$306,757	$134,856
Contracts in process	1,418,189	1,317,993
Deferred income taxes	134,659	143,634
Other current assets	42,337	42,891
Total current assets	1,901,942	1,639,374
Property, plant and equipment, net	469,539	458,639
Goodwill	2,999,273	2,794,548
Intangible assets	86,507	90,147
Deferred income taxes	128,242	147,190
Deferred debt issue costs	49,774	48,839
Other assets	65,107	63,571
Total assets	$5,700,384	$5,242,308
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$187,151	$167,240
Accrued employment costs	194,118	187,754
Accrued expenses	52,381	56,763
Customer advances	49,460	62,645
Accrued interest	22,047	20,509
Income taxes	32,109	33,729
Other current liabilities	233,482	181,302
Total current liabilities	770,748	709,942
Pension and postretirement benefits	366,842	343,527
Other liabilities	75,554	65,644
Long-term debt	2,066,063	1,847,752
Total liabilities	3,279,207	2,966,865
Commitments and contingencies
Minority interest	73,106	73,241
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 95,816,163 and 94,577,331 shares (L-3 Communications common stock: $.01 par value, 100 shares authorized, issued and outstanding)	1,841,699	1,794,976
Retained earnings	582,943	479,827
Unearned compensation	(5,502)	(3,302)
Accumulated other comprehensive loss	(71,069)	(69,299)
Total shareholders' equity	2,348,071	2,202,202
Total liabilities and shareholders' equity	$5,700,384	$5,242,308

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2003	2002
Sales:
Contracts, primarily U.S. Government	$1,081,076	$863,840
Commercial, primarily products	145,805	91,349
Total sales	1,226,881	955,189
Costs and expenses:
Contracts, primarily U.S. Government	955,397	760,837
Commercial, primarily products:
Cost of sales	92,001	60,339
Selling, general and administrative expenses	41,199	28,639
Research and development expenses	9,538	7,686
Total costs and expenses	1,098,135	857,501
Operating income	128,746	97,688
Interest and other income (expense)	(56)	(203)
Interest expense	33,656	31,570
Minority interest	404	1,776
Loss on retirement of debt	11,225	16,187
Income before income taxes	83,405	47,952
Provision for income taxes	30,026	16,312
Net income	$53,379	$31,640
L-3 Holdings' earnings per common share:
Basic	$0.56	$0.40
Diluted	$0.53	$0.38
L-3 Holdings' weighted average common shares outstanding:
Basic	95,643	79,968
Diluted	105,583	90,719

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended June 30,
	2003	2002
Sales:
Contracts, primarily U.S. Government	$2,045,872	$1,482,444
Commercial, primarily products	270,056	169,585
Total sales	2,315,928	1,652,029
Costs and expenses:
Contracts, primarily U.S. Government	1,814,017	1,307,424
Commercial, primarily products:
Cost of sales	172,976	103,867
Selling, general and administrative expenses	72,967	54,166
Research and development expenses	18,385	17,577
Total costs and expenses	2,078,345	1,483,034
Operating income	237,583	168,995
Interest and other income	1,321	824
Interest expense	65,872	57,663
Minority interest	688	2,764
Loss on retirement of debt	11,225	16,187
Income before income taxes and cumulative effect of a change in accounting principle	161,119	93,205
Provision for income taxes	58,003	32,286
Income before cumulative effect of a change in accounting principle	103,116	60,919
Cumulative effect of a change in accounting principle, net of income taxes of $6,428	—	(24,370)
Net income	$103,116	$36,549
L-3 Holdings' earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.08	$0.77
Cumulative effect of a change in accounting principle	—	(0.31)
Net income	$1.08	$0.46
Diluted:
Income before cumulative effect of a change in accounting principle	$1.03	$0.73
Cumulative effect of a change in accounting principle	—	(0.27)
Net income	$1.03	$0.46
L-3 Holdings' weighted average common shares outstanding:
Basic	95,392	79,436
Diluted	105,315	90,110

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$103,116	$36,549
Cumulative effect of a change in accounting principle	—	24,370
Loss on retirement of debt	11,225	16,187
Depreciation	38,234	29,874
Amortization of deferred debt issue costs (included in interest expense)	3,992	3,470
Amortization of intangibles and other assets	9,376	4,546
Deferred income tax provision	39,118	29,619
Minority interest	688	2,764
Other non-cash items, principally contributions to employee savings plans in L-3 Holdings' common stock	17,089	9,109
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(76,399)	(103,971)
Other current assets	(9,809)	1,412
Other assets	(5,647)	(6,006)
Accounts payable	12,184	17,951
Accrued employment costs	1,615	37,571
Customer advances	(13,200)	(7,605)
Accrued expenses	(5,382)	10,503
Accrued interest	1,538	2,948
Income taxes	3,988	(404)
Other current liabilities	32,005	(19,569)
Pension and postretirement benefits	23,956	19,846
Other liabilities	14,271	3,212
All other operating activities, principally foreign currency translation	6,301	450
Net cash from operating activities	208,259	112,826
Investing activities:
Acquisition of businesses, net of cash acquired	(219,892)	(1,316,105)
Capital expenditures	(38,135)	(24,074)
Disposition of property, plant and equipment	935	209
Other investing activities	—	1,187
Net cash used in investing activities	(257,092)	(1,338,783)
Financing activities:
Borrowings under revolving credit facilities	—	566,000
Repayment of borrowings under revolving credit facilities	—	(566,000)
Borrowings under bridge loan facility	—	500,000
Repayment of borrowings under bridge loan facility	—	(500,000)
Proceeds from sale of senior subordinated notes	398,160	750,000
Redemption of senior subordinated notes	(187,650)	(186,399)
Proceeds from sale of common stock, net	—	768,435
Debt issuance costs	(7,216)	(18,571)
Employee stock purchase plan contributions	12,726	7,625
Proceeds from exercise of stock options	5,401	14,390
Distributions paid to minority interest	(823)	(822)
Other financing activities	136	(3,605)
Net cash from financing activities	220,734	1,331,053
Net increase in cash	171,901	105,096
Cash and cash equivalents, beginning of the period	134,856	361,022
Cash and cash equivalents, end of the period	$306,757	$466,118

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

Secure Communications & ISR.    The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communications programs and systems include:

•	secure data links for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;
•	highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;
•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;
•	secure telephone and communication network equipment and encryption management; and
•	communication systems for surface and undersea vessels and manned space flights.

Training, Simulation & Support Services.    The businesses in this segment provide a full range of training, simulation and support services, including:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;
•	communication software support, information services and a wide range of engineering development services and integration support;

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

The Company presents its sales and cost and expenses in two categories in the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products", which are based on how the Company recognizes revenue. Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written contractual arrangements or contracts, most of which require the Company to design, develop, manufacture and/or modify complex products, and/or perform related services according to specifications provided by the customer. These contracts are within the scope of American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 43, Chapter 11, Section A,

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers which also are within the scope of SOP 81-1. Sales and costs and expenses for the Company's businesses whose customers are primarily commercial customers are presented as "Commercial, primarily products". These sales to commercial customers are recognized in accordance with the SEC's SAB No. 101, Revenue Recognition in Financial Statements and are not within the scope of SOP 81-1 or ARB 43. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave components, Detection Systems, Satellite Networks, PrimeWave Communications, and Avionics Systems.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock-based

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

compensation arrangements that the Company has granted to its employees over the vesting period of the grants. The table below compares the "as reported" net income and L-3 Holdings earnings per share (EPS) to the "pro forma" net income and L-3 Holdings EPS that the Company would have reported if the Company had elected to recognize compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended June 30,
	2003	2002
Net income:
As reported	$53,379	$31,640
Pro forma	48,837	26,604
L-3 Holdings Basic EPS:
As reported	$0.56	$0.40
Pro forma	0.51	0.33
L-3 Holdings Diluted EPS:
As reported	$0.53	$0.38
Pro forma	0.49	0.32

	Six Months Ended June 30,
	2003	2002
Net income:
As reported	$103,116	$36,549
Pro forma	93,544	28,564
L-3 Holdings Basic EPS:
As reported	$1.08	$0.46
Pro forma	0.98	0.36
L-3 Holdings Diluted EPS:
As reported	$1.03	$0.46
Pro forma	0.94	0.37

4.    Acquisitions

Avionics Systems.    On March 28, 2003, the Company acquired 100% of the common stock of the Avionics Systems business of Goodrich Corporation for $188,512 in cash, plus acquisition costs. The acquisition was financed using cash on hand. The purchase price includes an increase to the contract purchase price of $512 related to additional assets received at closing and is subject to final adjustment based on closing date net working capital, as defined. Following the acquisition, the business was renamed L-3 Communications Avionics Systems. Avionics Systems develops and manufactures innovative avionics solutions for substantially all segments of the aviation market, and sells its products to the military, business jet, general aviation, rotary wing aircraft and air transport markets. The acquisition provides the Company with enhanced manufacturing capabilities, expanded marketing expertise, an expanded distribution network and increased efficiencies in research and development initiatives, which the Company expects to use to sell its avionics portfolio, including advanced displays, aviation recorders, transponders, collision avoidance and proximity awareness products. Avionics Systems also provides a unique set of products to add to the Company's existing product line for the commercial air transport, business jet and military aircraft markets. Based on a preliminary purchase price allocation for Avionics Systems, goodwill of $156,415 was assigned to the Aviation Products & Aircraft Modernization segment, most of which is expected to be deductible for income tax purposes.

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

Aeromet.    On May 30, 2003, the Company acquired 100% of the common stock of Aeromet, Inc. for $17,501 in cash. The acquisition was financed using cash on hand. Aeromet designs, develops and integrates infrared and optical systems for airborne ISR. The acquisition advances the Company's strategy to expand its electro-optical and infrared product lines and provides the Company with the ability to apply Aeromet's technology to L-3's current ISR products. Based on a preliminary purchase price allocation for Aeromet, goodwill of $14,288 was assigned to the Secure Communications & ISR segment and is expected to be deductible for income tax purposes.

Military Aviation Services.    In June of 2003, the Company entered into an agreement to acquire the Military Aviation Services business of Bombardier, Inc. for approximately $90,000 in cash. Military Aviation Services provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft, and the refurbishment and modernization of selected commercial aircraft. Its customers include the Canadian Armed Forces, the DoD, prime contractors, OEM's and foreign military organizations. The acquisition is subject to regulatory approval and is expected to be completed in September 2003. The acquisition is expected to be financed using cash on hand.

All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The Company values its acquired contracts in process on the date of acquisition at contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Telos, ComCept, Technology, Management and Analysis Corporation, Electron Devices, Ruggedized Command & Control, Wolf Coach, International Microwave Corporation, Westwood, Wescam, Ship Analytics, Avionics Systems and Aeromet, all of which have been completed within the last twelve months, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of billings to complete contracts in process, identifiable intangibles and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. During the six months ended June 30, 2003, goodwill was increased for these acquired businesses and SY Technology, Inc. and Detection Systems by $34,022 for (i) purchase price adjustments based on the closing date net assets or working capital acquired, (ii) the payment of resolved contingent purchase price adjustments (earnouts) and (iii) revised estimates of preliminary fair values of acquired assets and liabilities. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material. The Company expects to complete the purchase price allocations for these acquisitions during the second half of 2003.

Additionally, during the six months ended June 30, 2003 and the year ended December 31, 2002, the Company purchased other businesses and product-lines, which individually and in the aggregate were not material to the Company's consolidated results of operations, financial position or cash flows during the period purchased.

The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of Aircraft Integration Systems (AIS) in March 2002. The final AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes this amount submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be reported as a reduction to goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

Pro Forma Statement of Operations Data.    Had the acquisitions of Avionics Systems and Aeromet and the related financing transactions occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,234,000, $53,600 and $0.53 for the three months ended June 30, 2003 and $2,356,900, $106,200 and $1.06 for the six months ended June 30, 2003. Had the acquisitions of L-3 Integrated Systems, Detection Systems, Telos, ComCept, Technology, Management and Analysis Corporation, Electron Devices, Ruggedized Command & Control, Wolf Coach, International Microwave Corporation, Westwood, Wescam, Ship Analytics, Avionics Systems and Aeromet and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,143,900, $37,300 and $0.38 for the three months ended June 30, 2002 and $2,246,000, $28,200 and $0.29 for the six months ended June 30, 2002. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed the acquisitions and the related financing transactions on January 1, 2002 and 2003.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	June 30, 2003	December 31, 2002
Billed receivables, less allowances of $20,178 and $12,801	$579,492	$568,382
Unbilled contract receivables	514,291	490,678
Less: unliquidated progress payments	(182,057)	(171,457)
Unbilled contract receivables, net	332,234	319,221
Inventoried contract costs, gross	356,382	320,043
Less: unliquidated progress payments	(7,991)	(13,507)
Inventoried contract costs, net	348,391	306,536
Inventories at lower of cost or market	158,072	123,854
Total contracts in process	$1,418,189	$1,317,993

Inventoried contract costs for the Company's businesses that are primarily U.S. Government contractors include selling, general and administrative (SG&A) costs, including independent research and development (R&D) and bid and proposal (B&P) costs. The table below presents a summary of the amounts and changes in the amounts of SG&A, independent R&D and B&P costs included in inventoried contract costs, including those that have been used in the determination of the Company's costs and expenses and included in "Contracts, primarily U.S. Government" in the Company's statements of operations. The cost data in the table below does not include the SG&A and R&D expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the Company's statement of operations under costs and expenses as "Commercial, primarily products".

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2003	2002

Balance at beginning of period	$52,933	$37,738
Add: Acquired inventoried contract costs	—	—
Incurred costs(1)	127,224	106,826
Less: Costs and expenses	(123,514)	(106,201)
Balance at end of period	$56,643	$38,363

(1)	Incurred costs include independent R&D and B&P costs of $34,951 and $33,651 for the three months ended June 30, 2003 and 2002, respectively.

	Six Months Ended June 30,
	2003	2002
Balance at beginning of period	$52,253	$19,970
Add: Acquired inventoried contract costs	—	15,491
Incurred costs(2)	244,327	193,230
Less: Costs and expenses	(239,937)	(190,328)
Balance at end of period	$56,643	$38,363

(2)	Incurred costs include independent R&D and B&P costs of $69,159 and $58,213 for the six months ended June 30, 2003 and 2002, respectively.

6.	Goodwill and Identifiable Intangible Assets

Effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased recording goodwill amortization expense and began testing goodwill for impairment based on estimated fair values at the beginning of the year using a discounted cash flows valuation. Based on the estimated fair values of the Company's reporting units at January 1, 2002, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment was impaired. Effective the first quarter of 2002, the Company completed its valuation of the assets and liabilities for these businesses and recorded an impairment charge of $24,370, net of a $6,428 income tax benefit. The impairment charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002, in accordance with the adoption provisions of SFAS No. 142.

The table below presents the changes in goodwill allocated to the reportable segments during the six months ended June 30, 2003.

	Secure Communications & ISR	Training Simulation & Support Services	Aviation Products & Aircraft Modernization	Specialized Products	Consolidated Total
Balance January 1, 2003	$722,135	$445,427	$620,289	$1,006,697	$2,794,548
Acquisitions	20,295	5,400	157,361	21,669	204,725
Balance June 30, 2003	$742,430	$450,827	$777,650	$1,028,366	$2,999,273

During the first quarter of 2003, the Company completed its annual impairment test for the goodwill of each of its reporting units, which resulted in no impairment losses.

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

The gross carrying amount and accumulated amortization balances for the Company's identifiable intangible assets that are subject to amortization are presented in the tables below.

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$82,247	$3,215	$79,032
Unpatented technology	8,300	2,660	5,640
Non-compete agreements	2,000	165	1,835
Total	$92,547	$6,040	$86,507

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$80,826	$600	$80,226
Unpatented technology	9,825	1,844	7,981
Non-compete agreements	2,000	60	1,940
Total	$92,651	$2,504	$90,147

The Company recorded $3,536 and $539 of identifiable intangible assets amortization expense for the six months ended June 30, 2003 and 2002, respectively. The Company recorded $2,068 and $369 of identifiable intangible assets amortization expense for the three months ended June 30, 2003 and 2002, respectively. Identifiable intangible assets amortization expense, based on gross carrying amounts at June 30, 2003, is estimated to be $5,926 for 2003, $8,648 for 2004, $9,229 for 2005, $8,351 for 2006, and $7,963 for 2007.

7.	Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	June 30, 2003	December 31, 2002
Accrued product warranty	$61,048	$56,487
Billings in excess of costs incurred and negative balances in contracts in process	85,129	45,947
Estimated cost in excess of billings to complete contracts in process in a loss position	21,269	25,754
Notes payable and capital lease obligations	7,886	3,380
Other	58,150	49,734
Total other current liabilities	$233,482	$181,302

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

The table below presents the changes in the Company's accrual for product warranties for the six months ended June 30, 2003.

Balance January 1, 2003	$56,487
Acquisitions during the period	3,942
Accruals for product warranties issued during the period	9,180
Accruals related to pre-existing product warranties	2,647
Settlements made during the period	(11,208)
Balance June 30, 2003	$61,048

The components of other liabilities are presented in the table below.

	June 30, 2003	December 31, 2002
Non-current portion of net deferred gains on terminations of interest rate swap agreements	$23,945	$14,026
Notes payable and capital lease obligations	4,284	8,631
Other non-current liabilities	47,325	42,987
Total other liabilities	$75,554	$65,644

8.	Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 30, 2003	December 31, 2002
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8½% Senior Subordinated Notes due 2008	—	180,000
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	—
	1,350,000	1,130,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	300,000	300,000
4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES)	420,000	420,000
Principal amount of long-term debt	$2,070,000	$1,850,000
Less: unamortized discounts	(3,937)	(2,248)
Carrying amount of long-term debt	$2,066,063	$1,847,752

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

Available borrowings under the Company's senior credit facilities at June 30, 2003 were $669,397, after reductions for outstanding letters of credit of $80,603. There were no borrowings outstanding under the senior credit facilities at June 30, 2003. On February 25, 2003, the maturity date of the $250,000 364-day revolving credit facility was extended to February 24, 2004.

On May 21, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1,840, or $398,160. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the May 2003 Notes is 6.17% per annum. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2003. The net cash proceeds from this offering amounted to approximately $391,000 after deducting the discounts, commissions and other offering expenses. The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and increase cash and cash equivalents. The May 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The May 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after July 15, 2008 at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning July 15, 2008 and declining annually to 100% of principal (plus accrued and unpaid interest) on July 15, 2011 and thereafter. Prior to July 15, 2006, L-3 Communications may redeem up to 35% of the May 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications initiated a full redemption of all its outstanding $180,000 aggregate principle amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, L-3 Communications purchased and paid cash for all the outstanding May 1998 Notes including accrued interest. For the six months ended June 30, 2003, L-3 Communications recorded a pre-tax charge of $11,225, comprising of premiums and other transaction costs of $7,795 and $3,430 to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

In January of 2003, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200,000 of the $750,000 principal amount outstanding. In March of 2003, L-3 Communications terminated these interest rate swap agreements and received cash proceeds of $6,440. Prior to the termination of the swap agreements, L-3 Communications recorded a reduction to interest expense for the six months ended June 30, 2003 of $1,202. This reduction represented interest savings earned for the period prior to the termination of these swap agreements. The average variable interest rate the Company paid under the swap agreements was 4.0% compared to the 7 5/8% fixed interest rate on the notes subject to the swaps. The remaining $5,238 of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $142 per quarter, or $566 annually.

In March of 2003, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200,000 of its $750,000 principal amount outstanding. In June of 2003, L-3 Communications terminated these interest rate swap agreements and received cash proceeds of $8,305. Prior to the termination of the swap agreements, L-3 Communications recorded a reduction to interest expense for the six months ended June 30, 2003 of $1,578. This reduction represented interest savings earned for the period prior to the termination of these swap agreements. The average variable interest

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

rate the Company paid under the swap agreements was 4.4% compared to the 7 5/8% fixed interest rate on the notes subject to the swaps. The remaining $6,727 of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $187 per quarter, or $747 annually.

The aggregate unamortized net deferred gains recorded in connection with the terminations of the interest rate swap agreements were $27,371 at June 30, 2003 and $16,140 at December 31, 2002. These net deferred gains will be amortized as reductions to interest expense through 2012. The current portion of the net deferred gains of $3,426 at June 30, 2003 and $2,114 at December 31, 2002 that will be amortized over the next 12 months is included in accrued interest. The non-current portions of the net deferred gains is included in other liabilities.

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2003 and 2002 is presented in the tables below.

	Three Months Ended June 30,
	2003	2002
Net income	$53,379	$31,640
Other comprehensive loss:
Foreign currency translation adjustments, net of tax benefits of $931 in 2003 and $2,230 in 2002	(1,462)	(812)
Unrealized losses on hedging instruments:
Unrealized losses arising during the period, net of tax benefits of $589 in 2003 and $156 in 2002	(926)	(290)
Comprehensive income	$50,991	$30,538

	Six Months Ended June 30,
	2003	2002
Net income	$103,116	$36,549
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefits of $464 in 2003 and $2,466 in 2002	(753)	(1,245)
Unrealized gains (losses) on hedging instruments:
Unrealized losses arising during the period, net of tax benefits of $647 in 2003 and $196 in 2002	(1,017)	(364)
Reclassification adjustment for losses included in net income, net of tax expense of $198	—	323
Comprehensive income	$101,346	$35,263

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

The changes in the Company's accumulated other comprehensive balances for the six months ended June 30, 2003 and for the year ended December 31, 2002 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized losses on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
June 30, 2003
Balance January 1, 2003	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)
Period change	(753)	—	(1,017)	—	(1,770)
Balance June 30, 2003	$(3,540)	$(246)	$(1,294)	$(65,989)	$(71,069)

December 31, 2002
Balance January 1, 2002	$(2,852)	$(246)	$(163)	$(20,409)	$(23,670)
Period change	65	—	(114)	(45,580)	(45,629)
Balance December 31, 2002.	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)

10.	L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic:
Income before cumulative effect of a change in accounting principle	$53,379	$31,640	$103,116	$60,919
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(24,370)
Net income	$53,379	$31,640	$103,116	$36,549
Weighted average common shares outstanding	95,643	79,968	95,392	79,436
Basic earnings per share before cumulative effect of a change in accounting principle	$0.56	$0.40	$1.08	$0.77
Basic earnings per share	$0.56	$0.40	$1.08	$0.46
Diluted:
Income before cumulative effect of a change in accounting principle	$53,379	$31,640	$103,116	$60,919
After-tax interest expense savings on the assumed conversion of Convertible Notes	2,588	2,579	5,175	5,158
Income before cumulative effect of a change in accounting principle, including assumed conversion of Convertible Notes	55,967	34,219	108,291	66,077
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(24,370)
Net income, including assumed conversion of Convertible Notes	$55,967	$34,219	$108,291	$41,707

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Common and potential common shares:
Weighted average common shares outstanding	95,643	79,968	95,392	79,436
Assumed exercise of stock options	7,851	8,887	7,613	8,465
Assumed purchase of common shares for treasury	(5,273)	(5,498)	(5,052)	(5,153)
Assumed conversion of Convertible Notes	7,362	7,362	7,362	7,362
Common and potential common shares	105,583	90,719	105,315	90,110
Diluted earnings per share before cumulative effect of a change in accounting principle	$0.53	$0.38	$1.03	$0.73
Diluted earnings per share	$0.53	$0.38	$1.03	$0.46

The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the three and six months ended June 30, 2003 and 2002 because the conditions required for the CODES to become convertible were not satisfied.

11.	Contingencies

The Company is engaged in providing products and services under contracts directly or as a subcontractor to the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company. In addition, all of our domestic government contracts and subcontracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

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

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS) was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December of 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. The arbitration was held during the week of July 28th, and the parties are awaiting the arbitrators decision, which will be delivered on August 22, 2003. If the matter is not resolved through arbitration, Honeywell may reinstitute the litigation after August 22, 2003. The Company had previously investigated the Honeywell patents and believes that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to the Company.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales:
Secure Communications & ISR	$352,817	$281,529	$680,684	$440,619
Training, Simulation & Support Services	257,410	201,000	498,979	398,302
Aviation Products & Aircraft Modernization	254,543	200,524	407,784	306,479
Specialized Products	384,764	277,213	768,333	514,926
Elimination of intersegment sales	(22,653)	(5,077)	(39,852)	(8,297)
Consolidated total	$1,226,881	$955,189	$2,315,928	$1,652,029
Operating Income:
Secure Communications & ISR	$42,418	$29,656	$74,850	$46,065
Training, Simulation & Support Services	29,245	22,315	57,743	43,785
Aviation Products & Aircraft Modernization	33,719	32,252	54,475	49,722
Specialized Products	23,364	13,465	50,515	29,423
Consolidated total	$128,746	$97,688	$237,583	$168,995
Depreciation and Amortization:
Secure Communications & ISR	$6,616	$6,316	$13,734	$10,558
Training, Simulation & Support Services	1,949	2,010	3,947	4,015
Aviation Products & Aircraft Modernization	5,097	4,180	9,013	6,621
Specialized Products	11,169	6,707	20,916	13,226
Consolidated total	$24,831	$19,213	$47,610	$34,420

	June 30, 2003	December 31, 2002
Total Assets:
Secure Communications & ISR	$1,190,782	$1,149,016
Training, Simulation & Support Services	689,356	648,554
Aviation Products & Aircraft Modernization	1,148,415	965,038
Specialized Products	1,983,504	1,940,982
Corporate	688,327	538,718
Consolidated total	$5,700,384	$5,242,308

13.	Recently Issued Accounting Standards

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on July 1, 2003 for all VIEs created before January 31, 2003. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

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

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 is effective for the Company's interim period beginning July 1, 2003. The Company does not hold any financial instruments that are within the scope of SFAS No. 150 and it is not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At June 30, 2003:
Current assets:
Cash and cash equivalents	$—	$315,488	$(15,816)	$7,085	$—	$306,757
Contracts in process	—	583,619	642,881	191,689	—	1,418,189
Other current assets	—	143,400	29,035	4,561	—	176,996
Total current assets	—	1,042,507	656,100	203,335	—	1,901,942
Goodwill	—	758,944	1,901,565	338,764	—	2,999,273
Other assets	—	358,266	357,043	83,860	—	799,169
Investment in and amounts due from consolidated subsidiaries	3,065,951	2,906,680	462,405	74,023	(6,509,059)	—
Total assets	$3,065,951	$5,066,397	$3,377,113	$699,982	$(6,509,059)	$5,700,384
Current liabilities	—	382,035	295,765	92,948	—	770,748
Long-term debt	717,880	2,066,063	—	—	(717,880)	2,066,063
Other long-term liabilities	—	270,228	163,106	9,062	—	442,396
Minority interest	—	—	—	73,106	—	73,106
Shareholders' equity	2,348,071	2,348,071	2,918,242	524,866	(5,791,179)	2,348,071
Total liabilities and shareholders' equity	$3,065,951	$5,066,397	$3,377,113	$699,982	$(6,509,059)	$5,700,384
At December 31, 2002:
Current assets:
Cash and cash equivalents	$—	$126,421	$(7,248)	$15,683	$—	$134,856
Contracts in process	—	524,500	630,351	163,142	—	1,317,993
Other current assets	—	155,387	28,319	2,819	—	186,525
Total current assets	—	806,308	651,422	181,644	—	1,639,374
Goodwill	—	753,672	1,702,384	338,492	—	2,794,548
Other assets	—	372,207	355,866	80,313	—	808,386
Investment in and amounts due from consolidated subsidiaries	2,919,954	2,688,750	398,282	53,779	(6,060,765)	—
Total assets	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308
Current liabilities	—	336,050	298,646	75,246	—	709,942
Long-term debt	717,752	1,847,752	—	—	(717,752)	1,847,752
Other long-term liabilities	—	234,933	166,188	8,050	—	409,171
Minority interest	—	—	—	73,241	—	73,241
Shareholders' equity	2,202,202	2,202,202	2,643,120	497,691	(5,343,013)	2,202,202
Total liabilities and shareholders' equity	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the six months ended June 30, 2003:
Sales	$—	$908,248	$1,223,111	$195,979	$(11,410)	$2,315,928
Costs and expenses	—	798,121	1,115,290	176,344	(11,410)	2,078,345
Operating income	—	110,127	107,821	19,635	—	237,583
Interest and other income (expense)	—	6,076	(126)	(985)	(3,644)	1,321
Interest expense	16,626	65,322	223	3,971	(20,270)	65,872
Minority interest	—	—	—	688	—	688
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(5,985)	14,276	38,690	5,037	5,985	58,003
Equity in net income of consolidated subsidiaries	113,757	77,736	—	—	(191,493)	—
Net income	$103,116	$103,116	$68,782	$8,954	$(180,852)	$103,116
For the six months ended June 30, 2002:
Sales	$—	$748,768	$779,368	$131,964	$(8,071)	$1,652,029
Costs and expenses	—	680,337	706,550	104,218	(8,071)	1,483,034
Operating income	—	68,431	72,818	27,746	—	168,995
Interest and other income (expense)	—	3,646	(198)	181	(2,805)	824
Interest expense	16,229	56,127	1,396	2,945	(19,034)	57,663
Minority interest	—	—	—	2,764	—	2,764
Loss on retirement of debt	—	16,187	—	—	—	16,187
Provision (benefit) for income taxes	(5,729)	(699)	25,142	7,843	5,729	32,286
Cumulative effect of a change in accounting principle	—	(14,749)	—	(9,621)	—	(24,370)
Equity in net income of consolidated subsidiaries	47,049	50,836	—	—	(97,885)	—
Net income	$36,549	$36,549	$46,082	$4,754	$(87,385)	$36,549
For the three months ended June 30, 2003:
Sales	$—	$451,812	$674,515	$103,925	$(3,371)	$1,226,881
Costs and expenses	—	393,214	617,887	90,405	(3,371)	1,098,135
Operating income	—	58,598	56,628	13,520	—	128,746
Interest and other income (expense)	—	2,652	(56)	(762)	(1,890)	(56)
Interest expense	8,138	33,487	—	2,059	(10,028)	33,656
Minority interest	—	—	—	404	—	404
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(2,929)	5,954	20,366	3,706	2,929	30,026
Equity in net income of consolidated subsidiaries	58,588	42,795	—	—	(101,383)	—
Net income	$53,379	$53,379	$36,206	$6,589	$(96,174)	$53,379
For the three months ended June 30, 2002:
Sales	$—	$408,065	$476,668	$75,330	$(4,874)	$955,189
Costs and expenses	—	380,638	425,507	56,230	(4,874)	857,501
Operating income	—	27,427	51,161	19,100	—	97,688
Interest and other income (expense)	—	2,824	(273)	51	(2,805)	(203)
Interest expense	8,137	31,367	135	2,873	(10,942)	31,570
Minority interest	—	—	—	1,776	—	1,776
Loss on retirement of debt	—	16,187	—	—	—	16,187
Provision (benefit) for income taxes	(2,873)	(6,723)	17,916	5,119	2,873	16,312
Equity in net income of consolidated subsidiaries	36,904	42,220	—	—	(79,124)	—
Net income	$31,640	$31,640	$32,837	$9,383	$(73,860)	$31,640

L-3 COMMUNICATIONS HOLDINGS, INC.
and L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the six months ended June 30, 2003:
Net cash from (used in) operating activities	$—	$103,475	$117,645	$(12,861)	$—	$208,259
Investing activities:
Acquisition of businesses, net of cash acquired	—	(3,272)	(214,475)	(2,145)	—	(219,892)
Other investing activities	(46,723)	(235,627)	(15,417)	(2,776)	263,343	(37,200)
Net cash used in investing activities	(46,723)	(238,899)	(229,892)	(4,921)	263,343	(257,092)
Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160	—	—	—	398,160
Redemption of senior subordinated notes	—	(187,650)	—	—	—	(187,650)
Other financing activities	46,723	113,981	103,679	9,184	(263,343)	10,224
Net cash from financing activities	46,723	324,491	103,679	9,184	(263,343)	220,734
Net increase (decrease) in cash	—	189,067	(8,568)	(8,598)	—	171,901
Cash and cash equivalents, beginning of period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of period	$—	$315,488	$(15,816)	$7,085	$—	$306,757
For the six months ended June 30, 2002:
Net cash from (used in) operating activities	$—	$(7,861)	$119,705	$982	$—	$112,826
Investing activities:
Acquisition of businesses, net of cash acquired	—	(11,168)	(1,159,519)	(145,418)	—	(1,316,105)
Other investing activities	(816,035)	(1,314,425)	(8,939)	(4,251)	2,120,972	(22,678)
Net cash used in investing activities	(816,035)	(1,325,593)	(1,168,458)	(149,669)	2,120,972	(1,338,783)
Financing activities:
Proceeds from sale of senior subordinated notes	—	750,000	—	—	—	750,000
Redemption of senior subordinated notes	—	(186,399)	—	—	—	(186,399)
Proceeds from sale of common stock, net	768,435	—	—	—	—	768,435
Other financing activities	47,600	912,692	1,034,273	125,424	(2,120,972)	(983)
Net cash from financing activities	816,035	1,476,293	1,034,273	125,424	(2,120,972)	1,331,053
Net increase (decrease) in cash	—	142,839	(14,480)	(23,263)		105,096
Cash and cash equivalents, beginning of period	—	320,210	(4,412)	45,224	—	361,022
Cash and cash equivalents, end of period	$—	$463,049	$(18,892)	$21,961	$—	$466,118

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

Acquisitions

The table below summarizes the more significant acquisitions that we have completed during the year ended December 31, 2002 and the six-month period ended June 30, 2003.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
Aircraft Integration Systems business of Raytheon Company	March 8, 2002	$1,148.7	(2)
Detection Systems	June 14, 2002	$110.0	(3)
Telos Corporation (a California Corporation)	July 19, 2002	$22.3
ComCept, Inc.	July 31, 2002	$30.1	(4)
Technology, Management and Analysis Corporation (TMA)	September 23, 2002	$51.4	(5)(6)
Electron Devices and Displays-Navigation Systems — San Diego businesses of Northrop Grumman	October 25, 2002	$135.6	(7)
Wolf Coach, Inc.	October 31, 2002	$4.2	(8)
International Microwave Corporation (IMC)	November 8, 2002	$41.1	(9)
Westwood Corporation	November 13, 2002	$22.1
Wescam Inc.	November 21, 2002	$124.3
Ship Analytics, Inc.	December 19, 2002	$13.5	(10)
Avionics Systems business of Goodrich Corporation	March 28, 2003	$188.5	(5)(11)
Aeromet, Inc.	May 30, 2003	$17.5	(5)

(1)	The purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.
(2)	Includes $18.7 million related to additional assets contributed by Raytheon Company (Raytheon) to Aircraft Integration Systems. Following the acquisition, we changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on actual closing date tangible net assets, as discussed in Note 4 to the unaudited condensed consolidated financial statements.
(3)	Includes a $10.0 million preliminary purchase price adjustment. The purchase price is subject to further adjustment based on actual closing date net working capital.
(4)	The purchase price consists of $14.5 million of cash, 229,494 shares of L-3 Holdings common stock valued at $10.6 million and an additional 109,514 shares of L-3 Holdings common stock valued at $5.0 million. The additional 109,514 shares are expected to be issued during the third quarter of 2003 because ComCept achieved its financial performance target for the fiscal year ended June 30, 2003. Excludes additional purchase price in the form of L-3 Holdings common stock, which is contingent upon the financial performance of ComCept for the fiscal year ending June 30, 2004. The maximum additional L-3 Holdings common stock payable is 109,544 shares.
(5)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.
(6)	Excludes additional purchase price, not to exceed $7.0 million, which is contingent upon the financial performance of TMA for the twelve months ending September 30, 2003. Following the acquisition, we changed TMA's name to L-3 Communications TMA Corporation.
(7)	Following the acquisition, we changed the name of the Displays-Navigation Systems — San Diego business to L-3 Ruggedized Command & Control.
(8)	Excludes additional purchase price, not to exceed $4.1 million, which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2003, 2004 and 2005.
(9)	Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of IMC for the year ending December 31, 2003.
(10)	Excludes additional purchase price, not to exceed $13.5 million, which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2003, 2004 and 2005.
(11)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

Additionally, we purchased other businesses and product-lines during the six months ended June 30, 2003 and during the year ended December 31, 2002, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows for the period acquired.

The aggregate purchase price for these businesses and product-lines was $7.0 million, and the increase to sales from these businesses and product-lines for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was $1.2 million. All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.

In June of 2003, we entered into an agreement to acquire the Military Aviation Services business of Bombardier, Inc. for approximately $90.0 million in cash. The acquisition is subject to regulatory approval and is expected to be completed in September 2003.

We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 4 to the unaudited condensed consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data for the three months ended June 30, 2003 (2003 Second Quarter) and June 30, 2002 (2002 Second Quarter) and for the six months ended June 30, 2003 (2003 First Half) and June 30, 2002 (2002 First Half).

We present our sales and costs and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products," which are based on how we recognize revenue. Sales and costs and expenses for L-3's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for L-3's U.S. Government contractor businesses are transacted using written contractual arrangements or contracts for products and services according to the specifications provided by the customer and are within the scope of SOP 81-1 and ARB 43. Sales reported under "Contracts, primarily U.S. Government" also include certain sales by L-3's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers which also are within the scope of SOP 81-1. Sales and costs and expenses for L-3's businesses whose customers are primarily commercial customers are presented as "Commercial, primarily products". These sales to commercial customers are recognized in accordance with SEC SAB No. 101 and are not within the scope of SOP 81-1 or ARB 43. L-3's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave components, Detection Systems, Avionics Systems, Satellite Networks, and PrimeWave Communications.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

The tables below provide two presentations of selected statement of operations data for L-3. The first table presents the sales and operating income data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the sales and operating income data on a reportable segments basis. See Note 12 to the unaudited condensed consolidated financial statements.

	Three Months Ended June 30,
	2003	2002
	(in millions)
U.S. Government Contractors and Commercial Businesses Data
Sales:
Contracts, primarily U.S. Government	$1,081.1	$863.8
Commercial, primarily products	145.8	91.4
Consolidated	$1,226.9	$955.2
Operating income:
Contracts, primarily U.S. Government	$125.7	$103.0
Commercial, primarily products	3.1	(5.3)
Consolidated	$128.8	$97.7
Reportable Segment Data(1)
Sales:
Secure Communications & ISR	$352.6	$281.2
Training, Simulation & Support Services	250.8	197.2
Aviation Products & Aircraft Modernization	253.7	200.5
Specialized Products	369.8	276.3
Consolidated	$1,226.9	$955.2
Operating income:
Secure Communications & ISR	$42.5	$29.7
Training, Simulation & Support Services	29.2	22.3
Aviation Products & Aircraft Modernization	33.7	32.2
Specialized Products	23.4	13.5
Consolidated	$128.8	$97.7

(1)	Sales are after intersegment eliminations. See Note 12 to the unaudited condensed consolidated financial statements.

Consolidated sales increased $271.7 million to $1,226.9 million for the 2003 Second Quarter from sales of $955.2 million for the 2002 Second Quarter. Sales grew $88.9 million, or 9.3%, excluding the increase in sales from acquired businesses of $182.8 million discussed below. We expect our consolidated sales growth for the full year 2003 to be between 8% and 10%, excluding acquisitions and excluding the expected decline of $209 million for sales of explosives detection systems (EDS) to $130 million from $339 million for 2002 as discussed below under "Specialized Products." We expect our Secure Communications & ISR businesses to be the largest contributor to L-3's sales growth for 2003.

Sales from "Contracts, primarily U.S. Government" increased $217.3 million to $1,081.1 million for the 2003 Second Quarter from $863.8 million for the 2002 Second Quarter. The Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Westwood, Wescam, Ship Analytics and Aeromet acquired businesses contributed $115.2 million of the increase in sales. Excluding these acquisitions, sales grew $102.1 million, or 11.8%, primarily because of continued strong demand in our defense businesses.

The increases include $66.1 million for secure communications and ISR systems and products, $36.9 million for aircraft modernization, $23.5 million for communications software and engineering support services, $9.4 million for naval power equipment, and $4.3 million for training services. These increases were partially offset by volume declines of $10.6 million for fuzing products, $7.6 million for training devices, $5.6 million for security products, $5.2 million for acoustic undersea warfare products, $2.4 million for display systems and $6.7 million primarily for telemetry, space and navigation products.

Sales from "Commercial, primarily products" increased $54.4 million to $145.8 million for the 2003 Second Quarter from $91.4 million for the 2002 Second Quarter. The Detection Systems, IMC, Wolf Coach and Avionics Systems acquired businesses contributed $67.6 million of the increase in sales. Excluding these acquisitions, sales declined $13.2 million, or 14.4%, primarily because of lower volumes for commercial aviation products and commercial communication products. The decreases include $16.3 million for commercial aviation products and commercial communication products, including technical support services, and $4.4 million for microwave components. These declines were partially offset by increases of $4.7 million for Flyaway Triband Satellite Terminals (FTSATs) and $2.8 million for commercial maritime products.

Consolidated costs and expenses increased $240.6 million to $1,098.1 million for the 2003 Second Quarter from $857.5 million for the 2002 Second Quarter, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased $194.6 million to $955.4 million for the 2003 Second Quarter from $760.8 million for the 2002 Second Quarter. Approximately 53% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to sales growth for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services and naval power equipment. These increases were partially offset by declines for training devices, fuzing products and acoustic undersea warfare products due to lower volume. Costs and expenses for sales on our direct and indirect contracts with the U.S. Government include selling, general and administrative (SG&A) costs, including independent research and development and bid and proposal costs, because SG&A costs are allowable, indirect contract costs that we allocate to our U.S. Government contracts in accordance with U.S. Government regulations. Accordingly, we do not report SG&A costs on U.S. Government contracts as period expenses. SG&A costs allocated to our U.S. Government contracts were $123.5 million for the 2003 Second Quarter and $106.2 million for the 2002 Second Quarter (see Note 5 to our unaudited condensed consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased $46.0 million to $142.7 million for the 2003 Second Quarter from $96.7 million for the 2002 Second Quarter. The increase was primarily due to increased sales attributable to our acquired businesses, which was partially offset by cost and expense reductions at PrimeWave and lower expenses for commercial aviation products, commercial communication products and microwave components products due to lower sales volume. SG&A expenses increased $12.6 million to $41.2 million for the 2003 Second Quarter from $28.6 million for the 2002 Second Quarter. The increase was due to expenses incurred by our acquired businesses, which were partially offset by lower SG&A expenses at PrimeWave, and our commercial communication products businesses arising from cost and expense reductions. Research and development (R&D) expenses increased $1.9 million to $9.6 million for the 2003 Second Quarter from $7.7 million for the 2002 Second Quarter. The increase was primarily due to the Detection Systems acquired business, which was included in our results of operations for the entire 2003 Second Quarter but only beginning on June 14, 2002 for the 2002 Second Quarter, partially offset by lower R&D expenses for PrimeWave because of cost and expense reductions.

Consolidated operating income increased by $31.1 million to $128.8 million for the 2003 Second Quarter from $97.7 million for the 2002 Second Quarter. The increase was primarily due to higher sales from all of our segments and cost and expense reductions at PrimeWave. Consolidated operating income as a percentage of sales (operating margin) increased by 0.3 percentage points to 10.5% for the 2003 Second Quarter from 10.2% for the 2002 Second Quarter. The increase in operating margin was due to higher margins for the Secure Communications & ISR, Training, Simulation & Support Services and

Specialized Products segments, which were partially offset by lower margins for the Aviation Products & Aircraft Modernization segment. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S Government" increased $22.7 million to $125.7 million for the 2003 Second Quarter from $103.0 million for the 2002 Second Quarter. Operating margin declined 0.3 percentage points to 11.6% for the 2003 Second Quarter from 11.9% for the 2002 Second Quarter. The operating margin decline was primarily because of lower margins from acquired businesses. Additionally, the losses for our naval power equipment businesses declined sequentially to $3.1 million for the 2003 Second Quarter from $7.3 million for the 2003 first quarter as production levels continued to increase, resulting in higher shipments.

Operating income for "Commercial, primarily products" increased $8.4 million to $3.1 million for the 2003 Second Quarter from a loss of $5.3 million for the 2002 Second Quarter. Operating margin improved 7.9 percentage points to 2.1% for the 2003 Second Quarter from a negative margin of 5.8% for the 2002 Second Quarter. The improvement was primarily related to the Avionics System business acquired from Goodrich Corporation, and to cost and expense reductions at PrimeWave. These increases were partially offset by lower margins on commercial aviation products due to lower sales volume.

Interest expense increased $2.1 million to $33.7 million for the 2003 Second Quarter from $31.6 million for the 2002 Second Quarter because savings from the interest rate swap agreements decreased from $3.7 million for the 2002 Second Quarter to $2.0 million for the 2003 Second Quarter. The remaining increase was due to higher fees on unused revolver balances.

Interest and other income (expense) decreased $0.1 million to a $0.1 million expense in the 2003 Second Quarter from a $0.2 million expense in the 2002 Second Quarter. The decrease in the expense was due to higher interest income earned because of higher average cash and cash equivalents balances partially offset by higher losses on equity method investments during the 2003 Second Quarter compared to the 2002 Second Quarter. The 2003 Second Quarter includes a charge of $11.2 million ($7.2 million after-tax, or $0.07 per diluted share) for the early retirement in June 2003 of $180 million 8½% Senior Subordinated Notes due 2008. These notes were refinanced with a portion of the net proceeds from the $400 million 6 1/8% Senior Subordinated Notes due 2013 issued in May 2003. See "Liquidity and Capital Resources" below. The 2002 Second Quarter includes a charge of $16.2 million ($9.9 million after-tax, or $0.11 per diluted share) for the early retirement in June 2002 of $225 million 10 3/8 % Senior Subordinated Notes due 2007. These notes were refinanced with a portion of the net proceeds from the $750 million 7 5/8% Senior Subordinated Notes due 2012 issued in June 2002. In accordance with Statement of Financial Accounting Standards (SFAS) No. 145, the 2002 Second Quarter debt retirement charge, which was classified as an extraordinary item in the prior year presentation has been reclassified as a component of income from continuing operations along with the 2003 Second Quarter debt retirement charge.

Minority interest decreased $1.4 million to $0.4 million for the 2003 Second Quarter from $1.8 million for the 2002 Second Quarter because of a decrease in the operating income for Aviation Communication & Surveillance Systems, LLC (ACSS) due to the continued weakness in the commercial aviation market.

The income tax provision for the 2003 Second Quarter is based on the estimated effective income tax rate for 2003 of 36.0%, compared with the effective income tax rate of 34.0% for the 2002 Second Quarter.

Basic earnings per share (EPS) increased $0.16 to $0.56 for the 2003 Second Quarter from $0.40 for the 2002 Second Quarter. Diluted EPS increased $0.15 to $0.53 for the 2003 Second Quarter from $0.38 for the 2002 Second Quarter. Excluding the debt retirement charges, discussed above, in both periods, diluted earnings per share for the 2003 Second Quarter increased 22.4% to $0.60 from $0.49 for the 2002 Second Quarter. We have provided this supplemental measurement of "diluted EPS excluding debt retirement charges" because the debt retirement charges represent incremental costs and expenses arising from the early redemption of the respective senior subordinated notes and are not related to the on-going operations of L-3. In addition, management in evaluating the performance of its businesses considers, among other financial measures, "diluted EPS excluding debt retirement charges" and believes such measure provides useful information to investors.

Diluted weighted-average common shares outstanding increased 16.4% to 105.6 million for the 2003 Second Quarter from 90.7 million for the 2002 Second Quarter. The increase is due to additional shares outstanding from the sale of 14.0 million shares of our common stock on June 28, 2002.

The 2003 and 2002 Second Quarters diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES because the conditions required for the CODES to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have decreased $0.01 for the 2003 Second Quarter and diluted EPS for the 2002 Second Quarter would have remained unchanged.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased $71.4 million, or 25.4%, to $352.6 million for the 2003 Second Quarter from $281.2 million for the 2002 Second Quarter. Excluding the increase in sales from the ComCept and Aeromet acquired businesses of $6.9 million, sales grew $64.5 million, or 22.9%. This increase was primarily due to continued strong demand from the DoD and other U.S. Government agencies for the Company's secure communications and ISR systems and products.

Operating income increased by $12.8 million to $42.5 million for the 2003 Second Quarter from $29.7 million for the 2002 Second Quarter because of higher sales and operating margin. Operating margin increased to 12.1% for the 2003 Second Quarter from 10.6% for the 2002 Second Quarter because of higher sales volume for defense systems and cost improvements.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased $53.6 million, or 27.2%, to $250.8 million for the 2003 Second Quarter from $197.2 million for the 2002 Second Quarter. The increase in sales from the Telos, TMA and Ship Analytics acquired businesses was $27.7 million. Excluding the increase in sales from these acquisitions, sales increased $25.9 million, or 13.1%. This increase was due to increases in sales for communications software support and engineering support services and training services.

Operating income increased by $6.9 million to $29.2 million for the 2003 Second Quarter from $22.3 million for the 2002 Second Quarter because of higher sales and operating margin. Operating margin increased 0.3 percentage points to 11.6% for the 2003 Second Quarter from 11.3% for the 2002 Second Quarter. Higher sales from communications software support services and training services increased operating margin by 1.3 percentage points. Acquired businesses increased operating margin by 0.7 percentage points. These increases were partially offset by a decrease of 1.7 percentage points primarily due to lower margins for engineering support services.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased $53.2 million, or 26.5%, to $253.7 million for the 2003 Second Quarter from $200.5 million for the 2002 Second Quarter. The increase in sales from the Avionics Systems acquired business was $27.6 million. Excluding this acquisition, sales increased $25.6 million, or 12.8%. The increase was primarily due to $36.9 million for aircraft modernization including those to the U.S. Special Operations Command (USSOCOM) related to the Iraq war activities and upgrades on C-130 aircraft for Greece and Malaysia. Additionally, volume increased $2.8 million for commercial maritime products, including $0.6 million for the recently introduced Automated Identification System (AIS) product, for which the development was completed and the certification substantially completed in the 2003 Second Quarter. We expect AIS sales to increase in the second half of 2003. The sales increases for aircraft modernization and commercial maritime products were partially offset by a decline of $10.8 million for commercial aviation products caused by the continued weakness in the commercial aviation markets and $3.3 million primarily for display systems due to the timing of contractual shipments.

Operating income increased by $1.5 million to $33.7 million for the 2003 Second Quarter from $32.2 million for the 2002 Second Quarter because of higher sales, which were partially offset by lower operating margin. Operating margin declined 2.8 percentage points to 13.3% for the 2003 Second Quarter from 16.1% for the 2002 Second Quarter primarily because of volume declines for commercial aviation products. These decreases were partially offset by the Avionics Systems acquired business which has higher margins than the other businesses in the segment and increased margins by 0.7 percentage points.

Specialized Products

Sales within our Specialized Products segment increased $93.5 million, or 33.8%, to $369.8 million for the 2003 Second Quarter from $276.3 million for the 2002 Second Quarter. The increase in sales was principally attributable to $120.6 million from the Detection Systems, Ruggedized Command & Control, Electron Devices, Wolf Coach, IMC, Westwood and Wescam acquired businesses. Excluding these acquisitions, sales declined $27.1 million, or 9.8%. Volume declined $23.4 million for fuzing products, acoustic undersea warfare products and training devices because of certain contracts approaching their scheduled completion and the timing of sales on orders and contracts awarded during the 2003 First Half that will be recognized to revenue beginning in the second half of 2003 and continuing through 2004. Volume declined $12.2 million primarily for telemetry, space and navigation products and microwave components due to continued weakness in those commercial markets. Sales of EDS systems declined $5.6 million to $12.4 million for the 2003 Second Quarter. Sales of naval power equipment increased by $9.4 million because of increasing shipments, and sales of FTSATs increased $4.7 million because of strong demand from the U.S. military. We expect sales of EDS systems for 2003 to decline to approximately $130 million from $339 million for 2002, with most of the decline occurring in the 2003 fourth quarter because sales of EDS systems were $256 million in the 2002 fourth quarter. Our previous estimate of $175 million for 2003 sales of EDS systems has been reduced by $45 million because of changes in the fiscal 2003 spending priorities of the U.S. Transportation Security Administration (TSA).

Operating income increased by $9.9 million to $23.4 million for the 2003 Second Quarter from $13.5 million for the 2002 Second Quarter because of higher sales and operating margin. Operating margin increased 1.4 percentage points to 6.3% for the 2003 Second Quarter from 4.9% for the 2002 Second Quarter. Sale price and cost improvements on security products and training devices increased operating margin by 3.0 percentage points. This increase was partially offset by a decline of 1.6 percentage points primarily because of sales declines for telemetry, space and navigation products, fuzing products and microwave components.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

The tables below provide two presentations of selected statement of operations data for L-3. The first table presents the sales and operating income data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the sales and operating income data on a reportable segments basis. See note 12 to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2003	2002
	(in millions)
U.S. Government Contractors and Commercial Businesses Data
Sales:
Contracts, primarily U.S. Government	$2,045.9	$1,482.4
Commercial, primarily products	270.0	169.6
Consolidated	$2,315.9	$1,652.0
Operating income:
Contracts, primarily U.S. Government	$231.9	$175.0
Commercial, primarily products	5.7	(6.0)
Consolidated	$237.6	$169.0
Reportable Segment Data(1)
Sales:
Secure Communications & ISR	$680.3	$440.0
Training, Simulation & Support Services	482.2	392.0
Aviation Products & Aircraft Modernization	406.1	306.4
Specialized Products	747.3	513.6
Consolidated	$2,315.9	$1,652.0
Operating income:
Secure Communications & ISR	$74.9	$46.1
Training, Simulation & Support Services	57.7	43.8
Aviation Products & Aircraft Modernization	54.5	49.7
Specialized Products	50.5	29.4
Consolidated	$237.6	$169.0

(1)	Sales are after intersegment eliminations. See Note 12 to the unaudited condensed consolidated financial statements.

Consolidated sales increased $663.9 million to $2,315.9 million for the 2003 First Half from sales of $1,652.0 million for the 2002 First Half. Sales grew $158.2 million, or 9.6%, excluding the increase in sales from acquired businesses of $505.7 million discussed below.

Sales from "Contracts, primarily U.S. Government" increased $563.5 million to $2,045.9 million for the 2003 First Half from $1,482.4 million for the 2002 First Half. The IS, Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Westwood, Wescam, Ship Analytics and Aeromet acquired businesses contributed $385.8 million of the increase in sales. Excluding these acquisitions, sales grew $177.7 million, or 12.0%, primarily because of higher sales volume in our defense businesses. The increases include $121.7 million for secure communications and ISR systems and products, $48.2 million for aircraft modernization, $29.2 million for communications software and engineering support services, $19.6 million for security products, $19.4 million for naval power equipment and $2.5 million for training services. These increases were partially offset by volume declines of $29.1 million for fuzing products, $9.8 million for acoustic undersea warfare products, $7.2 million for training devices, $2.5 million for display systems and $14.3 million primarily for telemetry, space and navigation products.

Sales from "Commercial, primarily products" increased $100.4 million to $270.0 million for the 2003 First Half from $169.6 million for the 2002 First Half. The Detection Systems, IMC, Wolf Coach and Avionics Systems acquired businesses contributed $119.9 million of the increase in sales. Excluding these acquisitions, sales declined $19.5 million, or 11.5%. This decrease in sales was due to volume declines of $22.9 million for commercial aviation and commercial communication products, including technical support services and $9.6 million for microwave components. These declines were partially offset by increases of $8.1 million for FTSATs and $4.9 million for commercial maritime products.

Consolidated costs and expenses increased $595.3 million to $2,078.3 million for the 2003 First Half from $1,483.0 million for the 2002 First Half, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased $506.6 million to $1,814.0 million for the 2003 First Half from $1,307.4 million for the 2002 First Half. Approximately 68% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to sales growth for secure communications and ISR systems and products, communications software and engineering support services, aircraft modernization, naval power equipment and security products. These increases were partially offset by declines for fuzing products, training devices and acoustic undersea warfare products due to lower volume. SG&A costs allocated to our U.S. Government contracts were $239.9 million for the 2003 First Half and $190.3 million for the 2002 First Half (see Note 5 to our unaudited condensed consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased $88.7 million to $264.3 million for the 2003 First Half from $175.6 million for the 2002 First Half. The increase was primarily due to increased sales attributable to our acquired businesses, which was partially offset by cost and expense reductions at PrimeWave and lower expenses for commercial aviation products, commercial communication products and microwave components due to lower sales volume. SG&A expenses, increased $18.9 million to $73.0 million for the 2003 First Half from $54.1 million for the 2002 First Half. The increase was due to expenses incurred by our acquired businesses, which were partially offset by lower SG&A expenses at PrimeWave and our commercial communications products businesses arising from cost and expense reductions. R&D expenses increased $0.8 million to $18.4 million for the 2003 First Half from $17.6 million for the 2002 First Half. The increase was primarily due to the Detection Systems acquired business partially offset by lower R&D expenses incurred by ACSS, because the development of our new T2CAS product was substantially completed in 2002, and at PrimeWave because of cost and expense reductions.

Consolidated operating income increased by $68.6 million to $237.6 million for the 2003 First Half from $169.0 million for the 2002 First Half. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin increased slightly by 0.1 percentage point to 10.3% for the 2003 First Half from 10.2% for the 2002 First Half. The increase in operating margin was due to higher margins for the Secure Communications & ISR, Training, Simulation & Support Services and Specialized Products segments, which were partially offset by lower margins for the Aviation Products & Aircraft Modernization segment. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased $56.9 million to $231.9 million for the 2003 First Half from $175.0 million for the 2002 First Half. Operating margin declined 0.5 percentage points to 11.3% for the 2003 First Half from 11.8% for the 2002 First Half. The operating margin decline was primarily because of lower margins from acquired businesses.

Operating income for "Commercial, primarily products" increased $11.7 million to $5.7 million for the 2003 First Half from an operating loss of $6.0 million for the 2002 First Half. Operating margin improved 5.6 percentage points to 2.1% for the 2003 First Half from a negative margin of 3.5% for the 2002 First Half. The improvement was primarily due to lower losses from certain commercial businesses arising from cost and expense reductions and higher margins from the Avionics Systems business acquired from Goodrich Corporation.

Interest expense increased $8.2 million to $65.9 million for the 2003 First Half from $57.7 million for the 2002 First Half. The increase is attributable to the higher average outstanding debt during the 2003 First Half, lower savings from the interest rate swap agreements of $2.6 million and higher fees on unused revolver balances. The 2003 First Quarter also included $0.4 million of accrued contingent interest expense on the CODES.

Interest and other income increased $0.5 million to $1.3 million in the 2003 First Half from $0.8 million in the 2002 First Half. The increase is due to the reduction in the liability that represents the fair value assigned to the embedded derivatives related to the CODES, partially offset by higher losses on equity method investments during the 2003 First Half compared to the 2002 First Half. The 2003 First Half includes a charge of $11.2 million ($7.2 million after-tax, or $0.07 per diluted share) for the early retirement in June of 2003 of $180 million 8½% Senior Subordinated Notes due 2008 as previously discussed. See "Liquidity and Capital Resources" below. The 2002 First Half includes a charge of $16.2 million ($9.9 million after-tax, or $0.11 per diluted share) for the early retirement in June 2002 of $225 million 10 3/8% Senior Subordinated Notes due 2007 as previously discussed. In accordance with SFAS No. 145, the 2002 First Half debt retirement charge, which was classified as an extraordinary item in the prior year presentation, has been reclassified as a component of income from continuing operations along with the 2003 First Half debt retirement charge.

Minority interest decreased $2.1 million to $0.7 million for the 2003 First Half from $2.8 million for the 2002 First Half because of a decrease in the operating income for ACSS due to the continued weakness in the commercial aviation market.

The income tax provision for the 2003 First Half is based on the estimated effective income tax rate for 2003 of 36.0%, compared with the effective income tax rate of 34.6% for the 2002 First Half.

Basic EPS before cumulative effect of a change in accounting principle increased $0.31 to $1.08 for the 2003 First Half from $0.77 for the 2002 First Half. Diluted EPS before cumulative effect of a change in accounting principle increased $0.30 to $1.03 for the 2003 First Half from $0.73 for the 2002 First Half. Net income for the 2002 First Half includes a charge, net of income taxes, of $24.4 million ($0.31 per basic share and $0.27 per diluted share) for the cumulative effect of a change in accounting principle for goodwill impairment in connection with the adoption of SFAS No. 142. Including the effect of a change in accounting principle, basic and diluted EPS for 2002 First Half was $0.46. Excluding the debt retirement charges, discussed above, in both periods, diluted earnings per share for the 2003 First Half increased 31.0% to $1.10 from $0.84 for the 2002 First Half.

Diluted weighted-average common shares outstanding increased 16.9% to 105.3 million for the 2003 First Half from 90.1 million for the 2002 First Half. The increase principally reflects the additional shares outstanding from the sale of 14.0 million shares of our common stock on June 28, 2002.

The 2003 and 2002 First Half diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES because the conditions required for the CODES to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have decreased by approximately $0.02 for the 2003 First Half and diluted EPS before cumulative effect of a change in accounting principle for the 2002 First Half would have remained unchanged.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased $240.3 million, or 54.6%, to $680.3 million for the 2003 First Half from $440.0 million for the 2002 First Half. Excluding the increase in sales from the IS, ComCept and Aeromet acquired businesses of $117.2 million, sales increased $123.1 million, or 28.0%. This increase was primarily due to continued strong demand from the DoD and other U.S. Government agencies for the Company's secure communications and ISR systems and products.

Operating income increased by $28.8 million to $74.9 million for the 2003 First Half from $46.1 million for the 2002 First Half because of higher sales and operating margin. Operating margin increased to 11.0% for the 2003 First Half from 10.5% for the 2002 First Half because of higher sales volume for defense systems and cost improvements.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased $90.2 million, or 23.0%, to $482.2 million for the 2003 First Half from $392.0 million for the 2002 First Half. The increase in sales from the Telos, TMA and Ship Analytics acquired businesses was $63.9 million. Excluding the increase in sales from acquisitions, sales increased $26.3 million, or 6.7%. This increase was primarily due to increases in sales for communications software and engineering support services and training services partially offset by commercial technical support services.

Operating income increased by $13.9 million to $57.7 million for the 2003 First Half from $43.8 million for the 2002 First Half because of higher sales and operating margin. Operating margin increased 0.8 percentage points to 12.0% for the 2003 First Half from 11.2% for the 2002 First Half. Acquired businesses increased operating margin by 0.5 percentage points. The remaining increase was primarily due to higher sales and cost and expense reductions for communications software support services and training services.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased $99.7 million, or 32.5%, to $406.1 million for the 2003 First Half from $306.4 million for the 2002 First Half. The increase in sales from the IS and Avionics Systems acquired businesses was $65.4 million. Excluding the increase in sales from these acquisitions, sales increased $34.3 million, or 11.2%. The increase was primarily due to $48.2 million for aircraft modernization including those to the U.S. Special Operations Command (USSOCOM) related to the Iraq war activities and upgrades on C-130 aircraft for Greece and Malaysia. Additionally, volume increased $4.9 million for commercial maritime products, including $0.6 million for the recently introduced AIS product discussed above. These increases were partially offset by a decline of $16.3 million primarily for commercial aviation products caused by the continued weakness in the commercial aviation markets and $2.5 million for display systems due to the timing of contractual shipments.

Operating income increased by $4.8 million to $54.5 million for the 2003 First Half from $49.7 million for the 2002 First Half because of higher sales, which were partially offset by lower operating margin. Operating margin declined 2.8 percentage points to 13.4% for the 2003 First Half from 16.2% for the 2002 First Half primarily because of volume declines for commercial aviation products. These decreases were partially offset by the Avionics Systems acquired business which has higher margins than the other businesses in the segment and increased margins by 0.4 percentage points.

Specialized Products

Sales within our Specialized Products segment increased $233.7 million, or 45.5%, to $747.3 million for the 2003 First Half from $513.6 million for the 2002 First Half. The increase from the Detection Systems, Ruggedized Command & Control, Electron Devices, Wolf Coach, IMC, Westwood and Wescam acquired businesses was $259.2 million. Excluding these acquisitions, sales decreased $25.5 million, or 5.0%. Volume declined $46.1 million for fuzing products, acoustic undersea warfare products and training devices because of certain contracts approaching their scheduled completion and the timing of sales on orders and contracts awarded during the 2003 First Half that will be recognized to revenue beginning in the second half of 2003 and continuing through 2004. Volume declined $26.5 million primarily for telemetry, space and navigation products and microwave components due to continued weakness in those commercial markets. Sales of EDS systems increased $19.6 million. Sales of naval power equipment increased by $19.4 million because of increasing shipments and sales of FTSATs increased $8.1 million because of strong demand from the U.S. military. Although our EDS Systems sales increased for the 2003 First Half compared to the 2002 First Half, we expect sales of EDS systems to decline for the full year 2003 compared to 2002 as discussed above.

Operating income increased by $21.1 million to $50.5 million for the 2003 First Half from $29.4 million for the 2002 First Half because of higher sales and operating margin. Operating margin increased 1.1 percentage points to 6.8% for the 2003 First Half from 5.7% for the 2002 First Half. Higher volumes and operating margins for security products increased operating margin by 1.0 percentage points. Acquired businesses increased operating margin by 0.5 percentage points. Operating margin declined by 0.4 percentage points because of sales declines for telemetry, space and navigation products, fuzing products and microwave components.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased $100.2 million from December 31, 2002 to June 30, 2003. The increase included $23.8 million related to acquired businesses and $76.4 million principally from:

•	increases of $36.4 million in unbilled contract receivables, net of unliquidated progress payments, due to sales for aircraft modernization, secure communications systems and products and engineering support services partially offset by higher billings and collections for security products and receipt of unliquidated progress payments for ISR systems and products and deliveries for acoustic undersea warfare products;
•	increases of $32.9 million in inventoried contract costs, primarily for security products and acoustic undersea warfare products;
•	increases of $19.8 million in inventories at lower of cost or market due to increases for security products and commercial aviation products; and
•	decreases of $12.7 million in billed receivables because of higher collections from security products, aircraft modernization and secure communications and ISR systems and products, partially offset by billed receivables due to higher billings for training devices and motion simulators and higher sales from engineering support services.

Billed receivables, including acquisitions, increased by $11.1 million to $579.5 million at June 30, 2003, from $568.4 million at December 31, 2002. Billed receivables for our U.S. Government contractor businesses increased by $19.7 million from $450.9 million at December 31, 2002 to $470.6 million at June 30, 2003 primarily due to higher billings for training devices and motion simulators. Billed receivables for our commercial businesses decreased by $8.6 million from $117.5 million at December 31, 2002 to $108.9 million at June 30, 2003 due to higher collections from security products.

L-3's days sales outstanding (DSO) declined to 67.3 at June 30, 2003 from 68.9 at December 31, 2002, primarily because of the timing of certain receivable collections, which occurred sooner than we expected. We calculate our DSO by dividing (a) our aggregate billed receivables and net unbilled contract receivables at the end of the period, by (b) our sales for the last twelve-month period adjusted on a pro forma basis to include sales from acquired businesses for the entire twelve-month period, divided by 365.

Included in contracts in process at June 30, 2003, are net billed receivables of $10.6 million and net inventories of $16.4 million related to our PrimeWave business. At December 31, 2002, we had $11.4 million of net billed receivables and $18.2 million of net inventories related to our PrimeWave business.

The increase in property, plant and equipment (PP&E) during the 2003 First Half was principally related to the acquisition of Avionics Systems. The percentage of depreciation expense to average gross PP&E declined to 6.0% for the 2003 First Half from 6.5% for the 2002 First Half. The decline was attributable to fully depreciated PP&E used in certain of our operations despite having net carrying amounts of zero (after accumulated depreciation) and which are not removed from the balance sheet until they are retired or otherwise disposed of.

Goodwill increased $204.8 million to $2,999.3 million at June 30, 2003 from $2,794.5 million at December 31, 2002. The increase was principally due to the Avionics Systems and Aeromet Inc. acquired businesses as well as purchase price adjustments based on the closing date balance sheets, payments of resolved contingent purchase price adjustments (earnouts) and revised estimates of preliminary fair values of acquired assets and liabilities for certain acquisitions completed prior to January 1, 2003.

The increase in accounts payable was due to the timing of payments as well as the Avionics Systems acquisition completed in March of 2003. The increase in accrued employment costs was primarily due to the Avionics Systems acquisition. The increase in other current liabilities was primarily due to an increase in billings in excess of costs incurred for training devices and naval power equipment, related to amounts collected from customers in excess of incurred costs for the completion of performance milestones on certain contracts in process. The increase in pension and postretirement liabilities was primarily due to the timing of contributions and funding of payments.

Customer advances decreased by $13.1 million because liquidations exceeded collections, primarily related to shipments and performance on contracts with foreign customers for acoustic undersea warfare products and aircraft modernization. The timing of collections and liquidation of customer advances are prescribed by contract terms, and generally do not coincide because collections mostly occur upon the award of a contract and during the earlier periods of performance, and conversely, liquidations mostly occur during later periods of performance as products are delivered and other work items are completed. Additionally, customer advances do not affect or determine the recognition of revenue because customer advances are a contract financing method.

Statement of Cash Flows

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Cash increased to $306.8 million at June 30, 2003 from $134.9 million at December 31, 2002. The table below provides a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2003	2002
	(in millions)
Net cash from operating activities	$208.3	$112.8
Net cash used in investing activities	(257.1)	(1,338.8)
Net cash from financing activities	220.7	1,331.1
Net increase in cash	$171.9	$105.1

Operating Activities

We generated $208.3 million of cash from operating activities during the 2003 First Half, an increase of $95.5 million from the $112.8 million generated during the 2002 First Half. Net income adjusted for non-cash expenses and deferred income taxes increased $66.3 million to $222.8 million for the 2003 First Half from $156.5 million for the 2002 First Half. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Other non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans and depreciation and amortization. The use of cash from the change in operating assets and liabilities for the 2003 First Half decreased to $14.5 million, compared to $43.7 million for the 2002 First Half, primarily because of lower levels of contracts in process (excluding acquired amounts), including the collection of certain receivables sooner than we expected, and, an increase in collections of billings in excess of incurred costs on contracts in process. Additionally, the use of cash for other current assets was primarily due to higher insurance premiums paid during the 2003 First Half due to acquired businesses. These prepaid insurance premiums will be expensed during the second half of 2002. Liquidations exceeded collections for customer advances. The increase in accounts payable was due to the timing of payments. The source of cash for other current liabilities was primarily due to an increase in billings in excess of costs incurred on contracts for training devices and naval power equipment. The source of cash from the change in pension and postretirement benefits was due to pension and postretirement expenses for the 2003 First Half exceeding related cash contributions. The source of cash in other liabilities was primarily due to the non-current portion of deferred gains amounting to $10.7 million recorded for the termination of our interest rate swap agreements, discussed below.

We expect to generate net cash from operating activities of approximately $413 million for the full year 2003. We expect that our cash interest payments for the third quarter of 2003 will be less than those for the 2003 Second Quarter by approximately $24 million. Our cash interest payments, which are based on the fixed rate coupons and the interest payment dates of our debt, were approximately $18 million for the 2003 First Quarter, approximately $45 million for the 2003 Second Quarter, and are expected to be approximately $21 million for the third quarter of 2003, and approximately $37 million for the fourth quarter of 2003 after giving effect to the offering by L-3 Communications of $400 million of 6 1/8% Senior Subordinated Notes and the redemption of the 8½% Senior Subordinated Notes (see Financing Activities below).

Investing Activities

During the 2003 First Half, we invested $219.9 million to acquire Avionics Systems and Aeromet Inc. and to pay for acquisition costs, purchase price adjustments based on the closing date balance sheets and resolved contingent purchase price adjustments based on financial performance achieved for certain acquisitions completed prior to January 1, 2003. During the 2002 First Half, we invested $1,316.1 million to acquire businesses, primarily Integrated Systems and the Detection Systems business of PerkinElmer, Inc.

We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect to use approximately $100 million of cash for capital expenditures, and to receive net cash proceeds of approximately $2 million from the dispositions of property, plant and equipment for the full year of 2003.

Financing Activities

On May 21, 2003, L-3 Communications sold $400.0 million of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1.8 million or $398.2 million. Interest is payable semi-annually on January 15 and July 15 of each year commencing July 15, 2003. The net cash proceeds from this offering amounted to approximately $391.0 million after deducting the discounts, commissions and other offering expenses. The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and increase cash and cash equivalents.

On May 21, 2003, we initiated a full redemption of all the outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, we purchased and paid cash for all the outstanding May 1998 Notes, including accrued interest. For the six months ended June 30, 2003, we recorded a pre-tax charge of $11.2 million, comprising of premiums and other transaction costs of $7.8 million and $3.4 million to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

At June 30, 2003, available borrowings under our senior credit facilities were $669.4 million, after reductions for outstanding letters of credit of $80.6 million. There were no outstanding borrowings under our senior credit facilities at June 30, 2003.

In January of 2003, we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. In March of 2003, we terminated these interest rate swap agreements and received cash proceeds of $6.4 million. Prior to the termination of the swap agreements, we recorded a reduction to interest expense for the 2003 First Half of $1.2 million. This reduction represented interest savings earned for the period prior to the termination of these swap agreements. The average variable interest rate that we paid under the swap agreements was 4.0% compared to the 7 5/8% fixed interest rate on the notes subject to the swaps. The remaining $5.2 million of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $0.1 million per quarter, or $0.6 million annually.

In March of 2003, we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. In June of 2003, we terminated these interest rate swap agreements and received cash proceeds of $8.3 million. Prior to the termination of these swap agreements, we recorded a reduction to interest expense for the 2003 First Half of $1.6 million. This reduction represented interest savings earned for the period prior to the termination of these swap agreements. The average variable interest rate that we paid under the swap agreements was 4.4% compared to the 7 5/8% fixed interest rate on the notes subject to the swaps. The remaining $6.7 million of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $0.2 million per quarter, or $0.7 million annually.

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

Contingencies

See Note 11 to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued and Proposed Accounting Standards

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on July 1, 2003 for all VIEs created before January 31, 2003. We do not hold any interests in VIEs that would require consolidation or additional disclosure.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments including mandatorily redeemable financial instruments that prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 is effective for our interim period beginning July 1, 2003. L-3 does not have any financial instruments that are within the scope of SFAS No. 150 and it is not expected to have a material effect on our consolidated results of operation or financial position.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;
•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;
•	our ability to obtain future government contracts on a timely basis;
•	the availability of government funding and changes in customer requirements for our products and services;
•	our significant amount of debt and the restrictions contained in our debt agreements;
•	collective bargaining agreements and labor disputes;
•	the business and economic conditions in the markets we operate in, including those for the commercial aviation and communications markets;
•	economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;
•	our extensive use of fixed-price contracts as compared to cost-reimbursable contracts;
•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;
•	our introduction of new products into commercial markets or our investments in commercial products or companies;
•	pension, environmental or legal matters or proceedings and various other market, competition and industryfactors, many of which are beyond our control; and
•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the six months ended June 30, 2003 is discussed below.

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

In January and March of 2003, we entered into new interest rate swap agreements on $200.0 million of our senior subordinated notes to convert their fixed interest rates to variable rates and to take advantage of the current low interest rate environment. These new swap agreements discussed above are described in "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities," of this Report. During the six-month period ended June 30, 2003, we terminated these interest rate swap agreements. At June 30, 2003, we do not have any outstanding interest rate swap agreements. These transactions are described in "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities section of this report.

ITEM 4.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December of 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. The arbitration was held during the week of July 28th, and the parties are awaiting the arbitrators decision, which will be delivered on August 22, 2003. If the matter is not resolved through arbitration, Honeywell may reinstitute the litigation after August 22, 2003. We had previously investigated the Honeywell patents and believe that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to us.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2003, at the Company's annual meeting of Stockholders, the following proposals were acted on:

(1)	Two nominees for the Board of Directors were elected to three-year terms expiring in 2006. The votes were as follows:

	For	Withheld
Robert B. Millard	78,827,827	706,036
Arthur L. Simon	62,364,427	17,169,436

(2)	The selection of PricewaterhouseCoopers LLP to serve as independent auditors for 2003 was ratified. The votes were as follows:

For	58,142,737
Against	21,375,873
Withheld	15,253

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
**10.56	Supplemental Indenture dated as of August 6, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.57	Supplemental Indenture dated as of August 6, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 21, 2000 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.58	Supplemental Indenture dated as of August 6, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of October 24, 2001 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.94	Supplemental Indenture dated as of August 6, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.95	Supplemental Indenture dated as of August 6, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 2003 Indenture.
10.96	Indenture dated as of May 21, 2003 ("2003 Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-106106)).
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share
**12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
**31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2003 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

(b)	Reports on Form 8-K

Report filed on May 14, 2003 announcing that L-3 Communications Corporation intends to raise $300.0 million of gross proceeds through a private placement of senior subordinated notes and that it will use the net proceeds to redeem its outstanding $180.0 million of 8½% Senior Subordinated Notes due in 2008 and to increase cash and cash equivalents.

Report filed on May 21, 2003 announcing that on May 21, 2003, L-3 Communications Corporation completed an offering of $400.0 million principal amount of 6 1/8% Senior Subordinated Notes due 2013 and that L-3 Communications Corporation initiated a full redemption of all of its outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation

Registrants

Date: August 8, 2003

/s/ Robert V. LaPenta
Name: Robert V. LaPenta Title: President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
**10.56	Supplemental Indenture dated as of August 6, 2003, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.57	Supplemental Indenture dated as of August 6, 2003, among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 21, 2000 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.58	Supplemental Indenture dated as of August 6, 2003, among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of October 24, 2001 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.94	Supplemental Indenture dated as of August 6, 2003, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.95	Supplemental Indenture dated as of August 6, 2003, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 2003 Indenture.
10.96	Indenture dated as of May 21, 2003 ("2003 Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-106106)).
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
**31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2003 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith

Exhibit 12.1

L-3 COMMUNICATIONS HOLDINGS, INC. AND
L-3 COMMUNICATIONS CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30, 2003
Earnings:
Income before income taxes	$161,119
Add:
Interest expense	61,880
Amortization of debt expense	3,992
Interest component of rent expense	12,128
Earnings	$239,119
Fixed Charges:
Interest expense	61,880
Amortization of debt expense	3,992
Interest component of rent expense	12,128
Fixed Charges	$78,000
Ratio of earnings to fixed charges	3.1	x

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Frank C. Lanza, certify that:

1.	I have reviewed this report on Form 10-Q of L-3 Communications Holdings, Inc. and L-3 Communications Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

4.	The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrants and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrants' disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter (the registrants' fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting; and

5.	The registrants' other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants' ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal control over financial reporting.

Date: August 8, 2003

/s/ Frank C. Lanza

Frank C. Lanza
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert V. LaPenta, certify that:

1.	I have reviewed this report on Form 10-Q of L-3 Communications Holdings, Inc. and L-3 Communications Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this report;

4.	The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrants and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
a)	Evaluated the effectiveness of the registrants' disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
b)	Disclosed in this report any change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter (the registrants' fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting; and

5.	The registrants' other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants' ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal control over financial reporting.

Date: August 8, 2003

/s/ Robert V. LaPenta

Robert V. LaPenta
President and Chief Financial Officer

Exhibit 32

SECTION 1350 CERTIFICATIONS

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Corporation" together with L-3 Holdings referred to as "L-3") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Frank C. Lanza, Chairman and Chief Executive Officer of L-3 Holdings and L-3 Corporation, and Robert V. LaPenta, President and Chief Financial Officer of L-3 Holdings and L-3 Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of L-3.

/s/ Frank C. Lanza	/s/ Robert V. LaPenta
Frank C. Lanza Chairman and Chief Executive Officer August 8, 2003	Robert V. LaPenta President and Chief Financial Officer August 8, 2003