Form 10-K
period 2003-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2004-03-04
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

600 Third Avenue, New York NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12 b-2 of the Act)     Yes        No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 27, 2003 was approximately $3,896 million. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 105,338,853 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the Registrant's Annual Meeting of Shareholders, to be held on April 27, 2004, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

PART I

PART I

For convenience purposes in this filing on Form 10-K, "L-3 Holdings" refers to L-3 Communications Holdings, Inc., and "L-3 Communications" refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. "L-3", "we", "us" and "our" refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.    Business

L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. The only obligations of L-3 Holdings at December 31, 2003, were its 5¼% Convertible Senior Subordinated Notes due 2009, substantially all of which converted into L-3 Holdings' common stock in January 2004, and its 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES), which are jointly and severally guaranteed by substantially all of its direct and indirect domestic subsidiaries, including L-3 Communications. L-3 Holdings also has guaranteed the indebtedness under the bank credit facilities of L-3 Communications. In order to generate the funds necessary to pay principal and interest on its indebtedness, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and maintenance, Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. Our businesses employ proprietary technologies and capabilities, and we believe our businesses have leading positions in their respective primary markets. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2003, direct and indirect sales to the DoD provided 69.3% of our sales, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD provided 30.7% of our sales. For the year ended December 31, 2003, we had sales of $5,061.6 million, of which U.S. customers accounted for 83.1% and foreign customers, including commercial export sales, accounted for 16.9%, and operating income of $581.0 million.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Financial information for our reportable segments is included in Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 18 of our consolidated financial statements.

Secure Communications & ISR

Our businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence and communications intelligence systems. These products and services provide the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. The businesses in this segment also provide secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our major secure communication programs and systems include:

•	secure data links for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;

•	highly specialized fleet management and support, including procurement, systems integration, sensor development, modification and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

Training, Simulation & Support Services.

Our businesses in this segment provide a full range of training, simulation and support services, including:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development; and

•	producing crisis management software and providing command and control for homeland security applications.

Aviation Products & Aircraft Modernization.

Our businesses in this segment provide aviation products and aircraft modernization services, including:

•	airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and maritime hardened voyage recorders;

•	ruggedized custom displays for military and high-end commercial applications;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior completion for Head-of-State aircraft;

•	engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personnel equipment;

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics support, and supply chain management, primarily for military training, tactical, cargo and utility aircraft, and the Patriot Missile System and M1 Abrams Main Battle Tank; and

•	advanced cockpit avionics products and specialized avionics repair and overhaul services for various segments of the aviation market.

Specialized Products.

Our businesses in this segment supply products, including components, subsystems and systems, to military and commercial customers in several niche markets. These products include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	ruggedization and integration of commercial-off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

•	security and surveillance systems for aviation, port and border applications, including those for perimeter security and for detection of explosives, concealed weapons, contraband and illegal narcotics, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including tracking and flight termination;

•	premium fuzing products and safety and arming devices for missiles and munitions;

•	microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

•	high performance antennas and ground based radomes;

•	training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles; and

•	precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems.

Industry Overview

The U.S. defense industry has undergone dramatic consolidation over the past decade resulting in the emergence of five dominant prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. We believe that one outcome of this consolidation is that the DoD must ensure that vertical integration does not diminish the fragmented, yet critical DoD vendor base. Additionally, we believe it has become uneconomical for the prime contractors to design, develop and manufacture numerous essential products, components and subsystems for their own use. As the prime contractors continue to evaluate their core competencies and competitive positions, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented suppliers. Examples of this trend include recent divestitures of certain non-core defense-related businesses by several of the prime contractors.

The focus on cost reduction by the prime contractors and the DoD is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. We believe the prime contractors will continue to apply their resources and capabilities on major platforms and systems, utilizing commercially oriented "best of breed" suppliers to produce subsystems, components and products. We believe successful suppliers will continue to use their resources to complement and support, rather than compete with, the prime contractors. We anticipate that several relationships between the major prime contractors and their primary suppliers will continue to evolve in a fashion similar to those employed in the automotive and commercial aircraft industries. We expect that these relationships will be defined by critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. We believe that early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating the prime contractor outsourced products will provide merchant suppliers, including us, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through the coordination of the design, development and manufacturing processes. However, notwithstanding these defense industry outsourcing trends, all of the dominant prime system contractors have some vertically integrated businesses, which causes suppliers of defense products and subsystems, including L-3, to compete directly against the prime system contractors in certain business areas.

Business Strategy

We intend to grow our sales, improve our profitability and build on our position as a leading supplier of systems, products and services to the major contractors in the aerospace and defense industry, as well as the U.S. Government. We also intend to continue to leverage our expertise and products into selected new commercial and civil business areas where we can adapt our existing products and technologies. Our strategy to achieve these objectives includes:

Expand Supplier Relationships.    We have developed strong relationships with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors, enabling us to identify new business opportunities and anticipate customer needs. As an independent supplier, we anticipate that our growth will be driven by expanding our share of existing programs and by participating in new programs. We identify opportunities where we are able to use our strong relationships to increase our business presence and allow customers to reduce their costs. We also expect to benefit from continued outsourcing of subsystems, components and products by prime contractors, which positions us to be a supplier to multiple bidders on prime contract bids.

Support Customer Requirements.    A significant portion of our sales is derived from strategic, long-term programs and from programs for which we have been the incumbent supplier, and in many cases acted as the sole provider over many years. Our customer satisfaction and excellent performance record are evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2003. We believe that prime contractors will increasingly award long-term, outsourcing contracts to the best-of-breed merchant suppliers they believe to be most capable on the basis of quality, responsiveness, design, engineering and program management support as well as cost. We intend to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and provide state-of-the-art products.

Improve Operating Margins.    We have a history of improving the operating performance of the businesses we acquire by reducing their overhead costs, administrative expenses and facilities costs, increasing sales, improving contract bidding and proposals controls and practices and increasing competitive contract award win rates. We intend to continue to improve our operating performance by continuing to reducing overhead expenses, consolidating certain of our businesses and business processes and increasing the productivity of our businesses.

Leverage Technical and Market Leadership Positions.    We have developed strong, proprietary technical capabilities that have enabled us to capture the number one or number two market position in most of our key business areas, including secure, high data rate communications systems, solid state aviation recorders, security systems, telemetry, instrumentation and space products, advanced antenna products and high performance microwave components. We continue to invest in company-sponsored independent research and development, including bid and proposal costs, in addition to making substantial investments in our technical and manufacturing resources. Further, we have a highly skilled workforce, including approximately 19,100 engineers. We are applying our technical expertise and capabilities to several closely aligned commercial business markets and applications such as transportation and broadband wireless communications and we expect to continue to explore other similar commercial opportunities.

Maintain Diversified Business Mix.    We have a diverse and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price contracts, a significant follow-on business and an attractive customer profile. Our largest program, a cost-reimbursable contract for U.S. Special Operations Forces Logistics Support, represented 4.4% of our sales for the year ended December 31, 2003. No other program represented more than 2.9% of sales for the year ended December 31, 2003. Furthermore, 36.9% of our sales for 2003 were from cost reimbursable contracts and time-and-material contracts, and 63.1% were from fixed-price contracts, providing us with a mix of predictable profitability (cost-reimbursable and time-and-material) and higher margin (fixed-price) business. We also enjoy a favorable mix of defense and non-defense business, with direct and indirect sales to the DoD accounting for 69.3%, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD accounting for the remaining 30.7% of our sales for the year ended December 31, 2003. We intend to leverage this business profile to expand our merchant supplier business base.

Capitalize on Strategic Acquisition Opportunities.    Recent U.S. defense industry consolidation has dramatically reduced the number of traditional middle-tier aerospace and defense companies, which are smaller than the five dominant prime system contractors and larger than the many smaller publicly and privately owned companies, as well as the non-core aerospace and defense businesses of the prime contractors. We intend to enhance our existing product base through internal research and development efforts and selective acquisitions that will add new products in areas that complement our present technologies. We intend to continue acquiring select, smaller publicly and privately owned companies, as well as non-core aerospace and defense businesses of larger companies, that exhibit the following criteria:

•	significant market position(s) in their business area(s);

•	product offerings which complement and/or extend our product offerings; and

•	positive sales, earnings and cash flow prospects.

Selected Recent Acquisitions

During the year ended December 31, 2003, we used cash of $1,014.4 million to acquire businesses (See Management's Discussion and Analysis of Results of Operations and Financial Condition—Statement of Cash Flows—Investing Activities). The table below summarizes the contractual purchase price for the more significant businesses that we acquired in 2003. The purchase prices disclosed below do not include adjustments for net cash acquired and acquisition costs. For certain of these acquisitions, the purchase price may be subject to adjustment based on actual closing date net assets, net working capital of the acquired business and/or the post-acquisition financial performance of the acquired business.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Avionics Systems	March 28, 2003	Goodrich Corporation	$188.7	Develops and manufactures innovative avionics solutions for substantially all segments of the aviation market, and sells its products to the military, business jet, general aviation, rotary wing aircraft and air transport markets.
Aeromet, Inc.	May 30, 2003	Aeromet, Inc. Shareholders	$17.5	Designs, develops and integrates infrared and optical systems for airborne ISR.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Klein Associates	September 30, 2003	OYO Corporation of Japan	$30.0	Designs, manufactures and supports side-scan sonar, sub-bottom profilers and related instruments and accessories for undersea search and survey, including intrusion detection systems for port security applications.

Military Aviation Services	October 31, 2003	Bombardier, Inc.	$87.4	Provides systems engineering support and avionics modernization, and provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft and business and regional jets and the refurbishment and modernization of selected commercial aircraft.

Vertex Aerospace LLC	December 1, 2003	Veritas Capital	$650.0	Provider of aerospace and other technical services to the U.S. Department of Defense and other government agencies. Services include logistics support, fixed and rotary wing aircraft modernization and maintenance, supply chain management and pilot training. Support for tactical, cargo and utility aircraft and other defense-related platforms.

Products and Services

Secure Communications & ISR

The systems and products, selected applications and selected platforms or end users of our Secure Communications & ISR segment at December 31, 2003 are summarized in the table below.

Systems/Products	Selected Applications	Selected Platforms/End Users
Signals Intelligence
• Prime mission systems integration and sensor development	• Signal processing, airborne radio frequency applications, antenna technology, real-time process control and software development	• USAF Big Safari Fleet, Rivet Joint, Combat Sent, Cobraball and subsystems for U-2 and EP-3
High Data Rate Communications
• Wideband data links and ground terminals	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, UAVs, naval ships, terminals and satellites
Satellite Communication Terminals
• Ground-based satellite communication terminals and payloads	• Interoperable, transportable ground terminals	• Remote personnel provided with communication links to distant forces
Space Communication and Satellite Control
• Satellite communication and tracking system	• On-board satellite external communications, video systems, solid state recorders and ground support equipment	• International Space Station, Space Shuttle and various satellites
• Satellite command and control sustainment and support	• Software integration, test and maintenance support satellite control network and engineering support for satellite launch system	• U.S. Air Force Satellite Control Network and rocket launch system
Military Communications
• Shipboard communications systems	• Internal and external communications (radio room)	• Naval vessels
Information Security Systems
• Secure communication terminals and equipment	• Secure and non-secure voice, data and video communication for office and battlefield utilizing Integrated Services Digital Network (ISDN)	• U.S. Armed services, intelligence and security agencies

We believe that we are an established leader in the development, construction and installation of communication systems for high performance intelligence collection, imagery processing and ground, air, sea and satellite communications for the DoD and other U.S. Government agencies. We provide secure, high data rate, real-time communication systems for surveillance, reconnaissance and other intelligence collection systems. We also design, develop, produce and integrate communication systems and support equipment for space, ground and naval applications, as well as provide communication software support services to military and related government intelligence markets. Businesses of the Secure Communications & ISR segment include high data rate communications links, satellite communications terminals, naval vessel communication systems, space communications and satellite control systems, signal intelligence information processing systems, information security systems, tactical battlefield sensor systems and commercial communication systems.

Signals Intelligence (SIGINT)

We believe that we are a world leader in SIGINT and ISR systems providing unique, highly specialized fleet management and support for special mission aircraft, including prime mission systems integration, sensor development, aircraft modernization and maintenance and procurement for a range of customers, primarily under classified contracts. Our primary mission in this area is to support the USAF Big Safari fleet, including the Rivet Joint, Combat Sent and Cobra Ball RC-135 aircraft, through long-term sole-source contracts.

High Data Rate Communications

We believe that we are a technology leader in high data rate, covert, jam-resistant microwave communications used in military and other national agency reconnaissance and surveillance applications. Our product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. Our systems and products are capable of providing battlefield commanders with real-time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the war operations in Bosnia and Kosovo, and are being used for Operation Iraqi Freedom in Iraq and Operation Enduring Freedom in Afghanistan.

Our current family of strategic and tactical data links or CDL (Common Data Link) systems are considered DoD standards for data link hardware. Our primary focus is spread spectrum secure communication links technology, which involves transmitting a data signal with a high-rate noise signal making it difficult to detect by others, and then re-capturing the signal and removing the noise. Our data links use point-to-point and point-to-multipoint architectures.

We provide these secure high bandwidth products to the U.S. Air Force, the U.S. Navy, the U.S. Army and various U.S. Government agencies, many through long-term programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications such as the U-2 Support Program, GUARDRAIL, ASTOR and major UAV (unmanned aerial vehicle) programs, such as Predator, Global Hawk and Fire Scout.

We remain the industry leader in the mobile airborne satellite terminal product market, delivering mobile satellite communication services to many airborne platforms. These services provide real-time connectivity between the battlefield and non-local exploiters of ISR data.

Satellite Communication Terminals

We provide ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals used to communicate with commercial, military and international satellites. These terminals provide remote personnel with constant and effective communication capability and provide communication links to distant forces. Our TSS (TriBand SATCOM Subsystem) employs a 6.25 meter dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. We also offer an 11.3 meter antenna satellite terminal which is transportable on two C-130 aircraft. The SHF (Super High Frequency) PTS (Portable Terminal System) is a lightweight (28 pounds), portable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings connectivity to small military tactical units and mobile command posts.

We provide System Engineering and Software/Life-cycle support to the Air Force Satellite control network as well as the eastern and western test ranges. These contracts were recently won and are scheduled to remain in effect beyond 2010.

Space Communications and Satellite Control

We have produced and are delivering three communication subsystems for the ISS (International Space Station). These systems will control all ISS radio frequency communications and external video activities. We also provide solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. Our standard NASA tape recorder has completed over five million hours of service without a mission failure. Our recorders are on National Oceanic & Atmospheric Administration weather satellites, the Earth Observing Satellite, AM spacecraft and Landsat-7 Earth-monitoring spacecraft. We have extended this technology to our Strategic Tactical Airborne Recorder (S/TARTM) which was selected for the new Shared Reconnaissance Port (SHARP) Program. We also provide space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.

Military Communications

We provide integrated, computer controlled switching systems for the interior and exterior voice and data needs of naval vessels. Our products include the MarCom Integrated Voice Communication Systems for Aegis class destroyers and for the LPD amphibious ship class. We produced the MarCom Baseband Switch for Los Angeles class submarines. Our MarCom secure digital switching system provides an integrated approach to the specialized voice and data communications needs of shipboard environments, for internal and external communications, command and control and air traffic control. Along with the Keyswitch Integrated Terminals, MarCom provides automated switching of radio/cryptocircuits, which results in significant time savings. Without MarCom it would take approximately one hour to switch twelve radio/cryptocircuits using the previously existing switching system. Our Marcom secure digital switching system is able to switch the same number of radio/cryptocircuits in approximately twelve seconds. We also offer on-board, high data rate communications systems, which provide a data link for carrier battle groups, which are interoperable with the U.S. Air Force's Surveillance/reconnaissance terminals. We supply the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into the U.S. Army's Interim Brigade Combat Team Commander's Vehicle.

Information Security Systems

We believe that we are a leader in the development of secure communications equipment for both military and commercial applications. We are producing the next generation digital, ISDN-compatible STE (secure terminal equipment). STE provides clearer voice and approximately thirteen-times faster data/fax transmission capabilities than the previous generation of secure telecommunications equipment. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module holding the algorithms, keys and personalized credentials to identify its user for secure communications access. We also provide the workstation component of the U.S. Government's EKMS (Electronic Key Management System), the next generation of information security systems. EKMS is the government's system to replace current "paper" encryption keys that are used to secure government communications with "electronic" encryption keys. The work-station component we provide produces and distributes the electronic keys. We also develop specialized strategic and tactical signal intelligence systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.

Training, Simulation & Support Services

The products and services, selected applications and selected platforms or end users of our Training, Simulation & Support Services segment at December 31, 2003 are summarized in the table below.

Products/Services	Selected Applications	Selected Platforms/End Users
Training and Simulation
• Battlefield and Weapon Simulation	• Missile system modeling and simulation • Design and manufacture custom ballistic missile targets that are ground launched and air launched for threat replication targets	• U.S. Army Missile Command • U.S. Army Missile Command
• Training	• Training for soldiers on complex command and control systems	• DoD
	• Training and logistics services and training device support	• DoD and foreign governments
• Human Patient Simulators	• Medical Training	• Medical schools, nursing schools, and DoD
Engineering Development and Integration Support
• System Support	• C3ISR (Command, Control, Communications, Intelligence, Surveillance and Reconnaissance), modeling and simulation	• U.S. Armed services, intelligence and security agencies, MDA, NASA and other U.S. Government agencies
• Communication software support services	• Value-added, critical software support for C3I (Command, Control, Communication and Intelligence) systems and other engineering and technical services	• DoD, FAA and NASA
• Crisis Incident Management System	• Emergency operations support associated with natural disasters, industrial accidents and acts of terrorism	• Federal, state and local government agencies for homeland defense

Training and Simulation

We believe that we are a leading provider of training, simulation and support services to the U.S. and foreign military agencies.

Our products and services are designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles. As one of the leading suppliers of training services, we believe that we are able to leverage our unique full-service capabilities to develop fully integrated, innovative solutions for training systems, to propose and provide program upgrades and modifications, and to provide hands-on, best-in-class training operations in accordance with customer requirements in a timely manner. In addition, we are developing, demonstrating, evaluating and transitioning training technologies and methods for use by warfighters at the U.S. Air Force's Fighter Training Research Division.

We also design and develop prototypes of ballistic missile targets for present and future threat scenarios. We provide high-fidelity custom targets to the DoD that are complementary to the U.S. Government's growing focus and priority on national missile defense and space programs. We are the only provider of ballistic missile targets that has successfully launched a ballistic missile target from an Air Force Cargo Aircraft.

We also develop and manage extensive programs in the United States and internationally, focusing on training and education, strategic planning, organizational design, democracy transition and leadership development. To provide these services, we utilize a pool of experienced former armed service, law enforcement and other national security professionals. In the United States, our personnel are instructors in the U.S. Army's Force Management School and other schools and courses and are also involved in recruiting for the U.S. Army. In addition, we own approximately 40% of Medical Education Technologies, Inc., which has developed and is producing human patient simulators for sale to medical teaching and training institutions and the DoD.

We also produce incident management software to support Emergency Management and Homeland Security applications for first responders to crisis situations.

Engineering Development and Integration Support

We believe that we are a premier provider of numerous air campaign modeling and simulation tools for applications, such as Thunder, Storm and Brawler, for the U.S. Air Force Studies and Analysis Agency, and of space science research for NASA. We also provide high-end systems support for the HAWK and PATRIOT missile systems, Unmanned Aerial Vehicles (UAVs), the Cooperative Engagement Capacity (CEC) Program, and the F/A-18.

Our products and services specialize in communication systems, training and simulation equipment and a broad range of hardware and software for the U.S. Army, Air Force and Navy, the Federal Aviation Administration and the Missile Defense Agency (MDA). As one of the leading suppliers of high-end engineering and information support, we believe we are able to provide value-added C3ISR engineering support, wargames simulation and modeling of battlefield communications.

Our Ilex Systems business provides systems and software engineering products and services for military applications. We specialize in the innovative application of state-of-the-art software technology and software development methodologies to produce comprehensive real-time solutions satisfying our customers' systems and software needs. We specialize in providing engineering services to the U.S. Army military intelligence community, including the Communications-Electronics Command (CECOM) Software Engineering Center. These engineering services include the development and maintenance of Intelligence, Electronic Warfare, Fusion and Sensor systems and software.

Aviation Products & Aircraft Modernization

The systems and products, selected applications and selected platforms or end users of our Aviation Products & Aircraft Modernization segment at December 31, 2003, are summarized in the table below.

Systems/Products	Selected Applications	Selected Platforms/End Users
Aviation Products
• Solid state crash protected cockpit voice and flight data recorders	• Voice recorders that continuously record the most recent 30-120 minutes of voice and sounds from cockpit and aircraft inter- communications. Flight data recorders record the last 25 hours of flight parameters	• Business and commercial aircraft and certain military transport aircraft; sold to both aircraft manufacturers and airlines under the Fairchild brand name
• TCAS (Traffic Alert and Collision Avoidance System)	• Reduce the potential for midair aircraft collisions by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial and business regional and military transport aircraft
• Advanced cockpit avionics	• Design, manufacture and supply quality pilot safety and situation awareness products	• Commercial and business regional and military transport aircraft

Systems/Products	Selected Applications	Selected Platforms/End Users
Display Products
• Cockpit and mission displays and controls	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Military aircraft, including surveillance, fighters and bombers, attack helicopters, transport aircraft and land vehicles
Aircraft Modernization
• High end aviation product modernization services	• Turnkey aviation life cycle management services, including installation of special mission equipment, aircraft navigation and avionics products	• Various military and commercial wide body and rotary wing aircraft

Aviation and Maritime Recorders

We manufacture commercial, solid-state, crash-protected recorders, commonly known as black boxes, under the Fairchild brand name for the aviation and maritime industries, and have delivered approximately 59,100 flight recorders to aircraft manufacturers and airlines around the world. We believe we are the leading manufacturer of commercial cockpit voice recorders and flight data recorders. The hardened voyage recorder, launched from our state-of-the-art aviation technology, and expanded to include cutting edge internet communication protocols, has taken an early leadership position within the maritime industry. We offer three types of recorders:

•	the cockpit voice recorder, which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit;

•	the flight data recorder, which records the last 25 hours of aircraft flight parameters, such as speed, altitude, acceleration and thrust from each engine and direction of the flight in its final moments; and

•	the hardened voyage recorder, which stores and protects 12 hours of voice, radar, radio and shipboard performance data on solid state memory.

Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots and stopping in 18 inches, resist fire to 1,100 degrees centigrade and resist pressure to 20,000 feet undersea for 30 days. Our recorders are mandated and regulated by various worldwide agencies for use in commercial airlines and many business aviation aircraft. In addition, our aviation recorders are certified and approved for installation at many of the world's leading aircraft original equipment manufacturers (OEMs), while our maritime recorders are an integral component of a mandated recording system for numerous vessels that travel on international waters. The U.S. military has required the installation of black boxes in military transport aircraft.

We have completed development of a combined voice and data recorder and we are developing an enhanced recorder that monitors engine and other aircraft parameters for use in maintenance and safety applications.

Traffic Alert and Collision Avoidance Systems (TCAS)

TCAS is an avionics safety system that was developed to reduce the potential for mid-air collisions. The system is designed to operate independently from the air traffic control (ATC) system to provide a complementary supplement to the existing ATC system. TCAS operates by transmitting interrogations that elicit replies from transponders in nearby aircraft. The system tracks aircraft within certain range and altitude bands to determine whether they have the potential to become a collision threat.

There are two levels of TCAS protection currently in operation: TCAS I and TCAS II. In the United States, passenger aircraft with 10 to 30 seats must be equipped with a TCAS I system. The TCAS II system is required for passenger aircraft with more than 30 seats. These aircraft, as well as aircraft used in all-cargo operations, must also be equipped with either Mode S or Mode C transponders. The transponder provides altitude and airplane identification to TCAS-equipped aircraft as well as to the ATC system.

If the TCAS I system calculates that an aircraft may be a threat, it provides the pilot with a visual and audible traffic advisory. The advisory information provides the intruder aircraft's range and relative altitude/bearing. In addition to traffic advisories, a TCAS II system will provide the pilot a resolution advisory (RA). This resolution advisory recommends a vertical maneuver to provide separation from the intruder aircraft.

TCAS systems have proven to be very effective, with many documented successful RAs. TCAS II has been in worldwide operation in many aircraft types since 1990. Today, over 16,700 airline, corporate and military aircraft are equipped with TCAS II-type systems, logging over 100 million hours of operation. The number of reported near mid-air collisions in the U.S. has decreased significantly since 1989, a period during which both passenger and cargo air traffic has increased substantially.

We have introduced our Traffic and Terrain Collision Avoidance System (T2CASTM), a safety avionics system that integrates aircraft performance-based Terrain Awareness Warning System (TAWS) capability into our TCAS. Unlike our competitors' products, T2CAS is a true terrain avoidance system that bases its operator alerts on an aircraft's actual ability to climb at a given moment, instead of using predetermined computations. T2CAS reduces weight, power consumption, space requirements, and wiring because it's a combined TCAS and TAWS solution. Our TCAS customers can simply swap out the TCAS box for the new T2CAS box and use existing power and wiring. T2CAS was certified by the FAA on February 11, 2003.

All of our TCAS products, including T2CAS, are sold by our consolidated subsidiary, Aviation Communications & Surveillance Systems L.L.C. (ACSS). We own 70% of ACSS.

Advanced Cockpit Avionics

We manufacture advanced cockpit avionics and provide specialized avionics repair and overhaul services for the general, business, regional, military and commercial aviation markets. We offer a family of products specializing in electro-mechanical and solid-state gyros, collision avoidance systems, lightning detection systems, terrain awareness and warning systems, emergency power supplies and flat panel multifunction displays.

Display Products

We design, develop and manufacture ruggedized displays for military and high-end commercial applications. Our current product lines include a family of high performance display processing systems, which use either a cathode ray tube or an active matrix liquid crystal display. Our displays are used in numerous airborne, ship-board and ground-based platforms and are designed to survive in military and harsh environments.

Aircraft Modernization

We are dedicated to providing solutions that integrate custom-developed and commercial off-the-shelf products to satisfy military and commercial aviation requirements. We have a broad range of capabilities in the design, development, manufacturing, installation and integration of complex special purpose airborne systems, aircraft modifications and related services on numerous types of multi-engine aircraft, various rotary platforms and logistics support for government and commercial customers. We believe that we are a leader in maritime patrol aircraft (MPA) upgrades and maintenance, for both domestic and international customers.

Specialized Products

The products, selected applications and selected platforms or end users of our Specialized Products segment at December 31, 2003 are summarized in the table below.

Products	Selected Applications	Selected Platforms/End Users
Naval Warfare Products
• Airborne dipping sonars	• Submarine detection and localization	• Various military helicopters
• Side scan sonars	• Submerged mine countermeasures	• U.S. Navy and foreign navies
• Submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• U.S. Navy and foreign navies
• Naval and commercial power delivery and switching products	• Switching, distribution and protection, as well as frequency and voltage conversion	• All naval combatants: submarines, surface ships and aircraft carriers
• Commercial transfer switches, uninterruptible power supplies and power products	• Production and maintenance of systems and high-speed switches for power interruption prevention	• Federal Aviation Administration, internet service providers, financial institutions and rail transportation
• Shipboard electronics racks, rugged computers, rugged displays and communication terminals	• Ruggedized displays, computers and electronic systems	• Naval Vessels and other DoD applications
Security Systems
• Explosives detection systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• Airports, embassies, federal and state facilities, customs, border patrol

• Surveillance products	• Remote surveillance for U.S. border and naval products	• Border Patrol, Immigration and Naturalization Service, U.S. Customs and U.S. Navy
Telemetry, Instrumentation and Space Products
• Aircraft, missile and satellite telemetry and instrumentation systems	• Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight testing	• Aircraft, missiles and satellites
• Global satellite communications systems	• Satellite transmission of voice, video and data	• Rural telephony or private networks, direct to home uplinks, satellite news gathering and wideband applications
Navigation Products
• GPS (Global Positioning Systems) receivers	• Location tracking	• Guided projectiles and precision munitions
• Navigation systems and subsystems, gyroscopes, reaction wheels, star sensor	• Space navigation	• Hubble Space Telescope, Delta IV launch vehicle and satellites
Premium Fuzing Products
• Fuzing Products	• Munitions and electronic and electro-mechanical safety and arming devices (ESADs)	• Various DoD and foreign military customers

Products	Selected Applications	Selected Platforms/End Users
Microwave Components
• Passive components, switches and wireless assemblies	• Radio transmission, switching and
	conditioning, antenna and base station testing and monitoring, broad-band and narrow-band applications (wireless, Specialized Mobile Radio (SMR) and paging infrastructure)	• DoD, telephony service providers and original equipment manufacturers
• Safety products	• Radio frequency monitoring and measurement for safety	• Monitor cellular base station and industrial radio frequency emissions
• Satellite and wireless components (channel amplifiers, transceivers, converters, filters and multiplexers)	• Satellite transponder control, channel and frequency separation	• Communications satellites and wireless communications equipment
• Amplifiers and amplifier based components (amplifiers, up/down converters and Ka assemblies)	• Automated test equipment military electronic warfare, ground and space communications	• DoD and commercial satellite operators
• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules to military and commercial markets	• DoD/Foreign, military- manned/unmanned platforms, various missile programs and commercial broadcast
Antenna Products
• Ultra-wide frequency and advanced radar antennas and rotary joints	• Surveillance and radar detection	• Military aircraft including surveillance, fighters and bombers, attack helicopters and transport
• Precision antennas serving major military and commercial frequencies, including Ka band	• Antennas for high frequency, millimeter satellite communications	• Various military and commercial customers including scientific astronomers
Training Devices and Motion Simulators
• Military Aircraft Flight Simulators	• Training for pilots, navigators, flight engineers, gunners and operators	• Military fixed and rotary winged aircraft and ground vehicles
Electro-Optical Sensors
• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence, Data Collection, Surveillance and Reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned and unmanned platforms

Naval Warfare Products

We believe that we are one of the world's leading suppliers of acoustic undersea warfare systems. Our experience spans a wide range of platforms, including helicopters, submarines and surface ships. Our products include towed array sonar, hull mounted sonar, airborne dipping sonar, ocean mapping sonar and side scan sonar for navies around the world.

We believe that we are also a leading provider of state-of-the-art power electronics systems and electrical power delivery systems and subsystems. We provide communications and control systems for the military and commercial customers. We offer the following:

•	military power propulsion, distribution and conversion equipment and components, each of which focus on motor drives switching, distribution and protection, and also provide engineering design and development, manufacturing and overhaul and repair services; and

•	ship control and interior communications equipment.

Telemetry, Instrumentation and Space Products

We believe that we are a leader in the development and marketing of component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data for various equipment performance parameters and is required when the object under test is moving too quickly or is of too great a distance to use a direct connection to collect such data. Telemetry products measure, process, receive and collect thousands of parameters of a platform's operation, including heat, vibration, stress and operational performance and transmit this data to the ground.

Additionally, our satellite telemetry equipment transmit data necessary for ground processing. These applications demand high reliability of their components because of the high cost of satellite repair and the need for uninterrupted service. Telemetry products also provide the data used to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. These telemetry and command/control products are currently used for a variety of missile and satellite programs.

We offer value-added solutions that provide our customers with complex product integration and comprehensive support. Within the satellite ground segment equipment market, we focus on the telephony, video broadcasting and multimedia niches. Our customers include foreign communications companies, domestic and international prime communications infrastructure contractors, telecommunications and satellite service providers, broadcasters and media-related companies. We also provide space products for advanced guidance and control systems, including gyroscopes, controlled momentum devices and star sensors. These products are used on satellites, launch vehicles, the Hubble Telescope, the Space Shuttle and the International Space Station.

Navigation Products

We provide airborne equipment and data link systems that gather critical information and then process, format and transmit the data to the ground from communications satellites, spacecraft, aircraft and missiles. These products are available in both commercial off-the-shelf and custom configurations and include software and software engineering services. Our primary customers include many of the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles and munitions. Our ground station instrumentation receives, encrypts and/or decrypts the serial stream of combined data in real-time as it is received from the airborne platform. We believe that we are a leader in digital GPS receiver technology for high performance military applications. These GPS receivers are currently in use on aircraft, cruise missiles and precision guided bombs and provide highly accurate positioning and navigational information. Additionally, we provide navigation systems for high performance weapon pointing and positioning systems for programs such as Multiple Launch Rocket System (MLRS) and Mortar Fire Control System (MFCS).

Premium Fuzing Products

We believe that we are a leading provider of premium fuzing products, including proximity fuzes, electronic and electro-mechanical safety and arming devices (ESADs) and self-destruct/sub-munition grenade fuzes. ESADs prevent the inadvertent firing and detonation of guided missiles during handling, flight operations and the initial phases of launch. Our proximity fuzes are used in smart munitions. All of these are considered to be critical safety and arming products. Additionally, during missile flight the ESAD independently analyzes flight conditions and determines safe separation distance after a missile launch.

Microwave Components

We are a premier worldwide supplier of commercial off-the-shelf and custom, high performance radio frequency (RF) microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. We are also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. We sell many of these components under the well-recognized Narda brand name through a comprehensive catalog of standard, stocked hardware. We also sell our products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. Passive components are generally purchased in both narrow and broadband frequency configurations by wireless equipment manufacturers, wireless service providers and military equipment suppliers. Commercial applications include cellular and PCS base station automated test equipment, and equipment for the paging industry. Military applications include electronic surveillance and countermeasure systems.

Our space-qualified and wireless components separate various signals and direct them to sections of the satellites' payload. Our main satellite products are channel amplifiers and linearizers, payload products, transponders and antennas. Channel amplifiers amplify the weak signals received from earth stations, and then drive the power amplifier tubes that broadcast the signal back to earth. Linearizers, used either in conjunction with a channel amplifier or by themselves, pre-distort a signal to be transmitted back to earth before it enters a traveling wave tube for amplification. This pre-distortion is exactly the opposite of the distortion created at peak power by the traveling wave tube and, consequently, has a cancellation effect that keeps the signal linear over a much larger power band of the tube. The traveling wave tube and area covered by the satellite is significantly increased.

Narda is the world's largest supplier of non-ionizing radiation safety detection equipment. These devices are used to quantify and alarm of exposure to excessive RF radiation. This equipment is used by wireless tower operators and the military to protect personnel, and insure compliance to various published standards. We design and manufacture both broad and narrow band amplifiers and amplifier-based products in the microwave and millimeter wave frequencies. We use these amplifiers in defense and communications applications. These devices can be narrow band for communication needs or broadband for electronic warfare.

We offer standard packaged amplifiers for use in various test equipment and system applications. We design and manufacture millimeter range (at least 20 to 38GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS (Local Multipoint Distribution Service) and ground terminals for LEO satellites. Narda filters are sold to some of the world's leading service providers and base station OEMs. Robust demand continues for Narda filters due to ongoing system upgrades by service providers for 2.5G and 3.0G applications geared toward providing higher data rate capabilities for the commercial cellular and PCS marketplace.

We also design, manufacture and market solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-multipoint (PMP) and point-to-point (PTP) terrestrial and satellite-based distribution services in frequency bands from 24 to 38 Gigahertz. Our products include solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, local loop services and Ka-band satellite communications.

We also provide microwave vacuum electron devices and power modules for manned and unmanned airborne radars, F-14, F-16, Predator and Global Hawk platforms and for missile applications for the AMRAAM and Patriot. In addition, we provide modules for VHF TV transmitters.

Antenna Products

We produce high performance antennas under the Randtron brand name that are designed for:

•	surveillance of high-resolution, ultra-wide frequency bands;

•	detection of low radar cross-section targets and low radar cross-section installations;

•	severe environmental applications; and

•	polarization diversity.

Our primary product is a sophisticated 24-foot diameter antenna used on all E-2C surveillance aircraft. This airborne antenna is a rotating aerodynamic radome containing a UHF surveillance radar antenna, an IFF antenna, and forward and aft auxiliary antennas. We have been funded to begin the development of the next generation for this antenna. We also produce broadband antennas for a variety of tactical aircraft, and rotary joints for the AWAC antenna. We have delivered over 2,000 sets of antennas for aircraft in 2003 and have a backlog of orders through 2005.

We are a leading supplier of ground based radomes used for air traffic control, weather radar, defense and scientific purposes. These radomes enclose an antenna system as a protective shield against the environment and are intended to enhance the performance of an antenna system.

Training Devices and Motion Simulators

Our training devices and motion simulators business designs, develops and manufacturers advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for aircraft and land vehicles. We have developed flight simulators for most of the U.S. military aircraft in active operation. We have numerous proprietary technologies and fully-developed systems integration capabilities that provide us with a competitive advantage. Our proprietary software is used for visual display systems, high-fidelity system models, database production, digital radar land mass image simulation and creation of synthetic environments. We are also a leader in developing training systems that allow multiple trainees at multiple sites to engage in networked group, unit and task force training and combat simulations.

Security Systems

We also design, manufacture and install screening systems to screen packages for explosives, firearms and contraband in airports, security check points, cruise lines, government and, commercial and military buildings. In addition, we provide cargo-screening systems for rapid inspection of incoming goods through rapidly deployable mobile systems to high-throughput, high-penetration fixed systems. We also provide remote robust video surveillance systems (Watch Tower) to monitor the U.S./Canada and U.S./Mexico border and Naval ports.

Electro Optical Cameras

We also design and manufacture wireless visual information systems that capture images from mobile platforms and transmit them in real time to tactical command centers for interpretation or to production facilities for broadcast.

Developing Commercial and Civil Opportunities

Part of our growth stategy is to identify applications for commercial customers and U.S. Government agencies (other than the DoD) from select products and technologies that we currently sell to our defense customers. We believe our largest opportunities are in the transportation market, where we offer:

•	an explosives detection system for screening checked baggage at airports;

•	X-ray screening products for cargo, air freight, port and border security applications;

•	maritime voyage recorders;

•	a maritime automatic identification system (which is a collision avoidance tool used to improve situational awareness for the bridge crew while facilitating communication between vessels and vessel identification); and

•	an enhanced aviation collision avoidance product that adds ground proximity warning to airborne collision avoidance.

We are also offering a broad range of components and products used in commercial communications networks.

We have developed the majority of our commercial and civil products employing technology used in our defense businesses. Except for our explosives detection systems, sales generated from our developing commercial and civil opportunities have not been material to us. These new commercial products are subject to certain risks and may require us to:

•	develop and maintain marketing, sales and customer support capabilities;

•	spend additional research and development costs to sustain and enhance our an existing products and to develop new products;

•	secure sales and customer support capabilities;

•	obtain customer and/or regulatory certification;

•	respond to rapidly changing technologies including those developed by others that may render our products and systems obsolete or non-competitive; and

•	obtain customer acceptance of these products and product performance.

Our efforts to expand our presence in commercial and civil markets require significant resources, including additional working capital and capital expenditures, as well as the use of our management's time. Our ability to sell certain commercial products, particularly our broadband wireless communications products, depends to a significant degree on the efforts of independent distributors or communications service providers and on the financial viability of our existing and target customers, including their ability to obtain financing. Certain of our existing and target customers are agencies or affiliates of governments of emerging and under-developed countries or private business enterprises operating in those countries. In addition, we have made equity investments in entities that plan to commence operations as communications service providers using some of our commercial products. We can give no assurance that these distributors or service providers will be able to market our products or their services successfully or that we will be able to realize a return on our investment in them. We also cannot assure you that we will be successful in addressing these risks or in developing these commercial and civil business opportunities.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. For additional information on our backlog and orders, see Management's Discussion and Analysis of Results of Operations and Financial Condition — Backlog and Orders.

Major Customers

For the year ended December 31, 2003, direct and indirect sales to the DoD provided approximately 69.3% of our sales. Approximately 61.2% of our sales to the DoD were directly to the customer, and approximately 38.8% of our sales to the DoD were indirect to its prime contractors and subcontractors. All U.S. Government customers, including federal, state and local agencies, accounted for 76.3% of our sales for 2003. For the year ended December 31, 2003, foreign governments provided 10.0% of our sales, and commercial customers provided 13.7% of our sales.

Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. As of December 31, 2003, we had approximately 1,000 contracts with a value exceeding one million. Our largest program represented 4.4% of our sales for the year ended December 31, 2003. No other program represented more than 2.9% of sales for the year ended December 31, 2003. For the year ended December 31, 2003, sales from our five largest programs amounted to $719.8 million, or 14.2% of our sales.

Research and Development

We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2003, we employed approximately 19,100 engineers, a substantial portion of whom hold advanced degrees. For an analysis of L-3's research and development costs, see Management's Discussion and Analysis of Results of Operations and Financial Condition—Research and Development.

Competition

We encounter intense competition in all of our businesses. We believe that we are a significant supplier for many of the products that we manufacture and services we provide in our DoD, government and commercial businesses.

Defense and Government Business

Our ability to compete for defense contracts depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

In some instances, we are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as "sole-source" contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen or re-compete the particular program to competition. Sole-source contracts accounted for 63.3% and competitive contracts accounted for 36.7% of our total sales for the year ended December 31, 2003. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five large prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors are generally smaller products and niche subsystems contractors and is comprised of traditional aerospace and defense companies, as well as the non-core aerospace and defense businesses of certain larger industrial conglomerates. Some of the defense contractors in the second tier also compete for platform programs. We believe the second tier includes L-3, Honeywell International Inc., Rockwell Collins Inc., Harris Corporation, ITT Industries, Inc., the North American operations of BAE Systems PLC, Alliant Techsystems Inc., United Technologies Corporation, Computer Science Corporation, Science Applications International Corporation, and United Defense Industries Inc. The third tier, represents the vendor base and supply chain for niche products and is comprised of numerous smaller publicly and privately owned aerospace and defense contractors.

We believe we are the aerospace and defense supplier with the broadest and most diverse product portfolio. We supply our products and services to all of the five prime system contractors and in several cases directly to the end customers. We primarily compete with third tier contractors and certain of the second tier contractors. However, we also compete directly with the large prime system contractors for certain products and subsystems where they have vertically integrated businesses, and in the areas of aircraft modernization and maintenance, ISR, simulation and training, and government services, where L-3 is a system supplier. We are larger than all of the third tier contractors and believe we have greater resources than all of them. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance. In addition, our ability to compete for non "sole source" contracts often requires us to "team" with one or more of the prime system contractors that bid and compete for major platform programs. Furthermore, our ability to "team" with a prime system contractor is often dependent upon the outcome of a competitive process for subcontracts awarded by the prime contractors. We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.

Commercial Activities

Our commercial sales increased to 11.7% of our total sales for the year ended December 31, 2003 compared with 10.7% for the year ended December 31, 2002. We do not expect our commercial sales to appreciably increase on a relative basis in the future. Our ability to compete for commercial business depends on a variety of factors, including:

•	Pricing;

•	Product features and performance;

•	Reliability, scalability and compatibility;

•	Customer relationships, service and support; and

•	Brand recognition.

In these markets, we compete with various companies, several of which are listed below:

• Rockwell Collins, Inc.;	• Honeywell International Inc.;
• Globecomm Systems, Inc.;	• Smiths Industries; and
• ViaSat, Inc.;	• Airspan Networks, Inc.

We believe that our sales in these business areas will remain relatively constant as a percentage of our total sales.

Patents and Licenses

We do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, our U.S. Government contracts generally permit us to use patents owned by other government contractors. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most domestic work performed by other companies for the U.S. Government.

Raw Materials

In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although aspects of certain of our businesses require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

A significant portion of our sales are derived from strategic, long-term programs and from sole-source contracts. For the year ended December 31, 2003, approximately 63.3% of our sales were generated from sole-source business and 36.7% from competitive business. Our customer satisfaction and performance record are evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2003. We believe that our customers will award long-term, sole-source, outsourcing contracts to the most capable merchant supplier in terms of quality, responsiveness, design, engineering and program management support, as well as cost. As a consequence of our strong competitive position, for the year ended December 31, 2003, we won contract awards at a rate in excess of 55% on new competitive contracts that we bid on, and at a rate in excess of 95% on the contracts we rebid for which we were the incumbent supplier.

Generally, our contracts are either fixed-price or cost-reimbursable. On a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Conversely, on a cost-reimbursable contract we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract's fee arrangement up to predetermined funding levels determined by our customers. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Generally, a fixed-price contract offers higher profit margins than a cost-reimbursable contract, which is commensurate with the greater levels of risk assumed on a fixed-price contract. Our operating profit margins on fixed-price contracts generally range between 10% and 15%, while our profit margins on cost-reimbursable contracts generally range between 7% and 10%.

We have a diverse business mix with limited reliance on any single program, a balance of cost-reimbursable and fixed-price type contracts, a significant sole-source follow-on business and an attractive customer profile. For the year ended December 31, 2003, 63.1% of our sales were generated from fixed-price type contracts and 36.9% from cost-reimbursable type contracts and time-and-material type contracts, providing us with a sales mix of higher profit margin (fixed-price) business and predictable profitability (cost-reimbursable and time-and-material). See Management's Discussion and Analysis of Results of Operations and Financial Condition – Critical Accounting Policies. Substantially all of our cost-reimbursable type contracts are with the U.S. Government, including the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price contract sales.

Regulatory Environment

Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR) that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as lobbying expenses, interest expenses and certain costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.

Companies supplying defense-related equipment to the U.S. Government are subject to certain additional business risks specific to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

U.S. Government contracts are, by their terms, subject to unilateral termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts' scope of work. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant fixed-price contracts have been terminated.

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

Certain of our sales are under foreign military sales (FMS) agreements directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these laws and regulations. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties.

Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

Environmental Matters

Our operations are subject to various environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements.

In connection with the acquisition on March 8, 2002 of the Aircraft Integration Systems business from Raytheon, we assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. We have estimated that our share of the remediation cost will not exceed $2.5 million, and will be incurred over a period of 25 years. We have established adequate reserves for these costs.

We have also assessed the risk of environmental contamination for the various manufacturing facilities of our other acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Despite our current level of compliance, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur costs in the future that could have a negative effect on our financial condition, results of operations or cash flows.

Pension Plans

In connection with our 1997 acquisition of the ten business units from Lockheed Martin and the formation of L-3, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to us. Prior to this acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems -- West and Aviation Recorders pension plans (the "Subject Plans").

With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment") among Lockheed Martin, L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, if we achieve investment grade credit ratings.

Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2003, we contributed $4.8 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions.

We have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

Employees

As of December 31, 2003, we employed approximately 38,700 full-time and part-time employees, the majority of whom are located in the United States. Of these employees, approximately 21.4% are covered by 56 separate collective bargaining agreements with various labor unions. Our ability to retain and train our employees is critical to the continued success of L-3's businesses. We have a continuing need for skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. We believe that relations with our employees are positive.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Section of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at a regional public reference facility maintained by the SEC located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained from the Public Reference Section of the SEC at prescribed rates. Such material may also be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC or through our website on the Internet at http://www.l-3com.com.

Item 2.    Properties

The table below provides information about our significant facilities and properties at December 31, 2003.

Location	Owned	Leased
	(thousands of square feet)
L-3 Corporate Offices, New York, NY	—	51.2
Washington Operations, Arlington, VA	—	8.3
Secure Communication & ISR:
Camden, NJ	—	575.0
Greenville, TX	—	3,043.5
Salt Lake City, UT	—	561.6
Training, Simulation & Support Services:
Huntsville, AL	—	101.6
Colorado Springs, CO	—	77.0
Orlando, FL	—	175.1
Kirkwood, NY	—	428.0
Arlington, TX	21.3	47.5
Alexandria, VA	—	94.5
Arlington, VA	—	84.7
Chantilly, VA	—	88.8
Aviation Products & Aircraft Modernization:
Selma, AL	—	205.5
Phoenix, AZ	—	90.3
Sarasota, FL	—	143.7
Alpharetta, GA	93.0	—
Rolling Meadows, IL	45.0	6.7
Lexington, KY	—	273.2
Grand Rapids, MI	110.0	—
South Madison, MS	—	164.0
Waco, TX	761.8	221.1
Calgary, Canada	65.5	—
Edmonton, Canada	—	366.3
Mirabel, Canada	397.2	81.2
Specialized Products:
Anaheim, CA	—	474.2
Menlo Park, CA	—	97.5
San Carlos, CA	191.6	—
San Diego, CA	196.0	202.6
Sylmar, CA	—	253.0
Largo, FL	46.4	—
Ocala, FL	111.7	—
St. Petersburg, FL	—	112.0
Budd Lake, NJ	—	114.0
Hauppauge, NY	90.0	150.0
Cincinnati, OH	222.6	—
Tulsa, OK	—	129.9
Lancaster, PA	—	143.8
Philadelphia, PA	—	210.5
Williamsport, PA	208.6	—
Arlington, TX	60.7	135.1
Grand Prairie, TX	—	125.0
Burlington, Canada	—	124.0
Leer, Germany	32.2	33.2

At December 31, 2003, in the aggregate, we owned approximately 2.7 million square feet and leased approximately 11.5 million square feet of manufacturing facilities and properties.

Item 3.    Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that will have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air (Kalitta Air) arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, it appears likely that the matter will have to be retried. In August of 2003, Kalitta Air has recalculated its damages based on consequential damage theories of lost revenues and income and diminution in value of the business and is asserting damages in excess of $500 million. CTAS' insurance carrier has accepted defense of the matter with a reservation of rights. The Company continues to believe that it has meritorious defenses and intends to vigorously defend this matter.

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) have been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. Counsel for the plaintiffs have represented to the court that they intend to amend some or all of their complaints to delete certain of the defendants, including the Company and L-3 SDS, and to date, approximately 60 of the complaints have been amended to drop the Company and L-3 SDS as a defendant. In addition, the court has ruled that the plaintiffs who complete their applications for relief under a federal fund may not pursue judicial action. The court has ordered that the plaintiffs file final amended complaints by March 31, 2004 at which time the Company and L-3 SDS will know how many, if any, actions will be pending against them. The complaints allege various causes of action, including claims of wrongful death, negligence, strict liability and breach of contract, and seek compensatory and punitive damages. The Company and L-3 SDS believe that they have meritorious defenses to these actions and intend to vigorously defend the lawsuits. The Company purchased L-3 SDS from PerkinElmer, Inc. (PerkinElmer) on June 14, 2002. The actions have been tendered to the Company's and PerkinElmer's insurance carriers, who have accepted the defense of these matters.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims in the New York action alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) ("L-3 Vertex") is named as a defendant in nine wrongful death lawsuits in the District Court, 17th Judicial District, Tarrant County, Texas; in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida; and in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Eight claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

The common stock of L-3 Holdings is traded on the New York Stock Exchange (the "NYSE") under the symbol "LLL". The following table sets forth, for each of the quarterly periods indicated, the high and low closing price of the common stock as reported on the NYSE.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2002:
Quarter Ended:
March 31, 2002	$58.23	$44.09
June 30, 2002	65.99	51.35
September 30, 2002	57.50	42.29
December 31, 2002	53.75	41.09
Fiscal Year Ended December 31, 2003:
Quarter Ended:
March 31, 2003	$47.90	$35.60
June 30, 2003	46.22	36.24
September 30, 2003	51.09	42.35
December 31, 2003	51.60	43.57

On February 27, 2004, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $53.52 per share and the number of holders of L-3 Holdings' common stock was approximately 75,000.

L-3 Communications is a wholly owned subsidiary of L-3 Holdings.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,399,327 (1)	$28.41 (2)	954,914
Equity compensation plans not approved by security holders	—	—	—
Total	10,339,327	$28.41	954,914

(1)	Includes the 1999 Long-term Performance Plan and the 1997 Stock Option Plan. Included in column (a) are restricted stock awards of 315,544 shares.
(2)	The calculation of the weighted average exercise price excludes the effect of the restricted stock awards of 315,544 shares, which have been granted to employees at no cost.

Dividend Policy

On January 26, 2004, L-3 Holdings announced that its Board of Directors had declared L-3's first quarterly cash dividend of $0.10 per share, payable on March 15, 2004, to shareholders of record at the close of business on February 17, 2004. On February 17, 2004, L-3 Holdings had 105,227,879 shares of common stock outstanding.

Item 6.    Selected Financial Data

We derived the selected financial data presented below at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 from our audited consolidated financial statements included elsewhere in the Form 10-K. We derived the selected financial data presented below for the years ended December 31, 2000 and 1999 and at December 31, 2001, 2000 and 1999 from our audited consolidated financial statements not included in the Form 10-K. You should read the selected financial data together with our "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our audited consolidated financial statements. The results of operations are impacted significantly by our acquisitions.

	Year Ended December 31,
	2003	2002	2001		2000		1999
	(in millions, except per share data)
Statement of Operations Data:
Sales	$5,061.6	$4,011.2	$2,347.4		$1,910.1		$1,405.5
Operating income	581.0	454.0	275.3	(1)	222.7	(1)	150.5	(1)
Interest and other income	0.2	5.0	1.8		4.4		5.5
Interest expense	132.7	122.5	86.4		93.0		60.6
Loss on retirement of debt	11.2	16.2	—		—		—
Minority interest	3.5	6.2	4.4		—		—
Provision for income taxes	156.2	111.6	70.8		51.4		36.7
Income before cumulative effect of a change in accounting principle	277.6	202.5	115.5		82.7		58.7
Cumulative effect of a change in accounting principle	—	(24.4)	—		—		—
Net income	$277.6	$178.1	$115.5	(2)	$82.7	(2)	$58.7	(2)
Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$2.89	$2.33	$1.54	(3)	$1.24	(3)	$0.91	(3)
Cumulative effect of a change in accounting principle	—	(0.28)	—		—		—
Net income	$2.89	$2.05	$1.54	(3)	$1.24	(3)	$0.91	(3)
Diluted:
Income before cumulative effect of a change in accounting principle	$2.71	$2.18	$1.47	(3)	$1.18	(3)	$0.88	(3)
Cumulative effect of a change in accounting principle	—	(0.25)	—		—		—
Net income	$2.71	$1.93	$1.47	(3)	$1.18	(3)	$0.88	(3)
Weighted average common shares outstanding:
Basic	96.0	86.9	74.9		66.7		64.2
Diluted	106.1	97.4	85.4		69.9		67.0
Balance Sheet Data (at period end):
Working capital	$1,013.5	$929.4	$717.8		$360.9		$255.5
Total assets	6,492.9	5,242.3	3,339.2		2,463.5		1,628.7
Long-term debt	2,457.3	1,847.8	1,315.3		1,095.0		605.0
Minority interest	76.2	73.2	69.9		—		—
Shareholders' equity	2,574.5	2,202.2	1,213.9		692.6		583.2

(1)	Effective January 1, 2002, we ceased amortizing goodwill. Goodwill amortization expense recorded in years prior to 2002 was $42.3 million in 2001, $35.0 million in 2000 and $20.6 million in 1999.
(2)	Net income, as adjusted to exclude goodwill amortization expense, net of income tax expense, was $149.4 million in 2001, $112.3 million in 2000 and $76.2 million in 1999.
(3)	Basic earnings per share, as adjusted to exclude goodwill amortization expense, was $1.99 in 2001, $1.68 in 2000 and $1.19 in 1999. Diluted earnings per share, as adjusted, was $1.87 in 2001, $1.61 in 2000 and $1.14 in 1999.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and maintenance, ISR collection platforms, simulation and training, and government systems support services. The substantial majority of our sales are generated using written contractual arrangements. The contracts require us to design, develop, manufacture, modify, test and integrate complex aerospace and electronic equipment and to provide related engineering and technical services according to specifications provided by our customers. Our primary customer is the DoD. For the year ended December 31, 2003, sales directly to the DoD and indirect sales to the DoD through its prime contractors and subcontractors provided $3,510 million, or 69.3% of our consolidated sales. Our other customers include certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

Our objective is to grow our sales organically and through acquisitions and to improve our profitability. To achieve these objectives we intend to expand our share of existing programs and participate in new programs by leveraging the strong relationships that we have developed with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price contracts, a significant follow-on business and an attractive customer profile. A significant portion of our growth strategy is to selectively acquire companies or assets that complement and enhance our existing businesses. See "Acquisitions" below.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems and related support services, and provides a wide range of engineering development services and integration support, a full range of teaching, training, logistics and communication software support services, crisis management software and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, ruggedized custom displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides naval warfare products, telemetry, instrumentation, space and navigation products, premium fuzing products, security and surveillance systems, training devices and motion simulators, electro-optic surveillance systems, ruggedized commercial off-the-shelf technology and microwave components.

In recent years, domestic and geo-political developments have significantly affected the markets for defense systems, products and services. The events of September 11, 2001 created uncertainty and exposed vulnerabilities in the security and the overall defense of the U.S. homeland. In the conclusions of the U.S. Quadrennial Defense Review (QDR), completed during 2001, there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved and network-centric communications and information systems security and an increased emphasis on homeland defense. The Afghanistan and Iraq wars have confirmed several of the conclusions reached in the QDR and have also resulted in increased DoD spending, primarily for war operations.

The fiscal year 2004 (fiscal year beginning October 1, 2003, or FY 2004) DoD budget, excluding the Iraq and Afghanistan war supplemental appropriations, was $375.2 billion, an increase of 2.9% over the fiscal year 2003 (FY 2003) DoD budget. On February 2, 2004, the Bush Administration released its current Future Year Defense Plan (FYDP) for the fiscal year 2005 (FY 2005) to fiscal year 2009 (FY 2009), and its DoD budget request for FY 2005 of $401.7 billion. The FY 2005 budget request indicates an increase of 7.1% over the FY 2004 budget. We believe the DoD investment account, which is comprised of the procurement and research, development, test and evaluation (RDT&E) components of the DoD budget, is a better indicator of DoD spending applicable to defense contractors than the total DoD budget because it generally represents the amounts that are expended for military hardware, services and technology. The investment account increased 10.1% in FY 2004 over FY 2003, and the current FYDP indicates a compounded annual growth rate of 5.8% from FY 2004 to FY 2009. However, the DoD investment account is not the only indicator of revenue growth potential for the defense industry, because (i) the DoD budget and DoD spending for all defense weapons platforms and programs do not grow or decline at the same rate, (ii) there are timing differences between DoD budget authority and actual DoD spending, (iii) an individual defense contractor's revenue growth potential will be affected by its participation on the various weapons platforms and programs, including its individual performance on specific programs, and (iv) changing military needs and program performance can affect whether specific programs receive continued funding or whether they are cancelled. Additionally, the operations and maintenance (O&M) account of the DoD budget, which is $127.6 billion for FY 2004, represents another source of funding applicable to defense contractors. We estimate that $20 billion to $25 billion of the O&M account is expended annually as awards to defense contractors. The table below presents a summary of the current FYDP for the total DoD budget and investment account, including actual amounts for FY 2003 and for FY 2004.

	FY03	FY04	FY05	FY06	FY07	FY08	FY09	FY04-FY09 CAGR
	($ in billions)
Total DoD budget(1)	$364.6	$375.2	$401.7	$422.6	$443.8	$465.6	$487.6	5.4%
DoD Investment account(1)	$126.8	$139.6	$143.8	$151.4	$161.3	$176.7	$184.7	5.8%

(1)	Budget amounts exclude the FY 2003 and FY 2004 supplemental appropriations for the war operations in Iraq and Afghanistan.

Over the past several years, the DoD budgets have experienced increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control and communications (C3) and ISR. Furthermore, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow. We believe L-3 is well positioned to benefit from the expected increased spending in those areas. While there is no assurance that the requested DoD budget increases, particularly those for the investment account, will continue to be approved by Congress, the current outlook is one of increased DoD spending, which we believe will continue to positively affect L-3's future orders and sales and favorably affect our future operating profits and cash flows because of increased sale volumes. Conversely, a decline in the budget for the DoD investment account would generally have a negative affect on future orders, sales, operating profits and cash flows of defense contractors, including L-3, depending on the weapons platforms and programs affected by such budget reductions. However, L-3 believes that its businesses are significant participants in the sectors of the DoD investment account and DoD O&M account that are the highest priority for U.S. military transformation, and we believe that they will continue to be, even in a declining DoD budget environment.

In addition, increased emphasis on U.S. homeland security may increase demand for our capabilities in areas such as security systems, information security, crisis management, preparedness and prevention services, and civilian security operations.

All of our U.S. Government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Acquisitions

A significant component of our growth strategy has been to enhance our existing product base through selective acquisitions that will add new products in areas that complement our present technologies. We intend to continue acquiring select smaller publicly and privately owned companies, as well as non-core aerospace and defense businesses of larger companies, that (i) exhibit significant market position(s) in their business area(s), (ii) offer products that complement and/or extend our product offerings, and (iii) display positive sales, earnings and cash flow prospects.

The table below summarizes the more significant acquisitions that we have completed during 2001, 2002 and 2003. During 2003 we used cash of $1,014.4 million to acquire businesses. See Statement of Cash Flows—Investing Activities below.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
KDI Precision Products	May 4, 2001	$78.9
EER Systems	May 31, 2001	$124.4
Spar Aerospace Limited	November 23, 2001	$146.8
Emergent Government Services Group	November 30, 2001	$39.0	(2)
BT Fuze Products	December 19, 2001	$51.1
SY Technology (SY)	December 31, 2001	$61.5
Aircraft Integration Systems (AIS) business of Raytheon Company	March 8, 2002	$1,148.7	(3)
Detection Systems	June 14, 2002	$110.0	(4)
Telos Corporation (a California Corporation)	July 19, 2002	$22.3
ComCept, Inc.	July 31, 2002	$30.1	(5)
Technology, Management and Analysis Corporation (TMA)	September 23, 2002	$53.4	(6)(7)
Electron Devices and Displays-Navigation Systems – San Diego businesses of Northrop Grumman	October 25, 2002	$135.6	(8)
Wolf Coach, Inc.	October 31, 2002	$5.4	(9)
International Microwave Corporation (IMC)	November 8, 2002	$41.1
Westwood Corporation	November 13, 2002	$22.1
Wescam Inc.	November 21, 2002	$124.3
Ship Analytics, Inc.	December 19, 2002	$18.0	(10)
Avionics Systems business of Goodrich Corporation	March 28, 2003	$188.7	(11)
Aeromet, Inc.	May 30, 2003	$17.5	(6)
Klein Associates Inc.	September 30, 2003	$30.0	(6)
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	$87.4	(6)
Vertex Aerospace LLC (Vertex)	December 1, 2003	$650.0	(6) (12)
Certain defense and aerospace assets of IPICOM, Inc.	December 10, 2003	$27.5	(6)

1)	The purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.
2)	Following the acquisition, we changed Emergent Government Services Group's name to L-3 Communications Analytics.
3)	Includes $18.7 million related to additional assets contributed by Raytheon Company (Raytheon) to AIS. Following the acquisition, we changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on actual closing date tangible net assets, as discussed in Note 3 to the consolidated financial statements.
4)	Includes a $10.0 million preliminary purchase price adjustment. The purchase price is subject to further adjustment based on actual closing date net working capital.
5)	The purchase price consists of $14.5 million of cash and 229,494 shares of L-3 Holdings common stock valued at $10.6 million, which were paid on the closing date of the acquisition, plus an additional 109,514 shares of L-3 Holdings common stock valued at $5.0 million issued in July 2003, which was based on Comcept's financial performance for the fiscal year ended June 30, 2003. The purchase price excludes additional purchase price in the form of L-3 Holdings common stock not to exceed 109,544 shares, which is contingent upon the financial performance of ComCept for the fiscal year ending June 30, 2004.
6)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.
7)	Following the acquisition, we changed TMA's name to L-3 Communications TMA Corporation.
8)	Following the acquisition, we changed the name of the Displays-Navigation Systems – San Diego's business to L-3 Ruggedized Command & Control.

9)	Excludes additional purchase price, not to exceed $2.7 million, which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2004 and 2005.
10)	Excludes additional purchase price, not to exceed $9.0 million, which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2004 and 2005.
11)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.
12)	Excludes a $3.3 million purchase price adjustment paid on the closing date.

Additionally, during 2001, 2002 and 2003 we purchased other businesses, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows during the year acquired. The aggregate purchase price for these businesses was $24.0 million (all of which was paid in cash), and the increase to our sales from them for 2003 compared to 2002 was $2.5 million and for 2002 compared to 2001 was $14.5 million.

All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their effective dates of acquisition.

We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.

The table below presents L-3's contractual contingent commitments for additional purchase price or earnouts payable in cash for certain of L-3's acquisitions.

	2004	2005	2006	Total
Acquired Businesses:
Coleman Research Corporation	$2.3	$—	$—	$2.3
Wolf Coach, Inc.	1.2	1.4	1.3	3.9
Ship Analytics, Inc.	4.5	4.5	4.5	13.5
SY Technology	1.5	—	—	1.5
Total	$9.5	$5.9	$5.8	$21.2

These earnouts represent potential additional purchase price amounts that are contingent upon the post-acquisition financial performance of the acquired business. The amounts payable in 2004 have been finalized as of December 31, 2003, and, accordingly, have been included in other current liabilities, with a corresponding increase to goodwill at December 31, 2003. The contingent amounts for periods after 2004 will be recorded as an increase to goodwill for the acquisition if they become payable. All earnout payments are reported as cash paid for acquisition of businesses within investing activities on the statement of cash flows in the period of the payment.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to (i) contract revenues and profit recognition, (ii) market values for inventories reported at lower of cost or market, (iii) pension and postretirement benefit obligations, (iv) valuation of long-lived assets, including identifiable intangible assets and goodwill, (v) income taxes, including the valuations of deferred tax assets, (vi) litigation reserves, and (vii) environmental obligations. Actual amounts will differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain at the time of the estimate; and (2) we could reasonably have used different estimates, or (3) changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgements and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates.    The substantial majority of our sales require us to design, develop, manufacture, modify, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to specifications provided by our customers. These sales are transacted using written contractual arrangements or contracts, which are generally either fixed price, cost-reimbursable or time and material. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts (ARB 45). In addition, cost-reimbursable contracts are also specifically within the scope of Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable and time and material contracts are with the U.S. Government, primarily with the Department of Defense. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs at completion of the contract for each contract (the "cost-to-cost" method). Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery percentage-of-completion method, sales on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, sales on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred and total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident, and the unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled "Estimated cost in excess of estimated contract value to complete contracts in process." Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur.

Sales on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contract fee arrangement. Sales on time-and-material type contracts are recognized at an amount equal to the direct labor hours incurred multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material contract the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable or time-and-material contracts generally contain less estimation risks than fixed-price contracts.

The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuations of contracts in process.

For the year ended December 31, 2003: (1) sales on fixed-price contracts recognized using the units-of-delivery percentage-of-completion method accounted for approximately 20.8% of total sales, (2) sales on fixed-price contracts recognized using the cost-to-cost percentage of completion method accounted for approximately 30.6% of total sales, (3) sales on cost-reimbursable contracts accounted for approximately 29.8% of total sales, and (4) time-and-material contracts accounted for approximately 7.1% of total sales. The remaining 11.7% of sales for the year ended December 31, 2003, pertain to fixed-price revenue arrangements principally with commercial customers, which are not within the scope of SOP 81-1, ARB 43 or ARB 45 and are recorded as products are delivered or when services are performed, in accordance with SEC SAB No. 104, Revenue Recognition (SAB 104).

Goodwill and Identifiable Intangible Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, L-3 allocates the cost of its acquired businesses (commonly referred to as the purchase price allocation) to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocations for L-3's acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

Generally, the substantial majority of the intangible assets from the businesses that L-3 acquires are derived from the intellectual capital of the management, administrative, scientific, engineering and technical employees of the acquired businesses. The success of L-3's businesses is primarily dependent on the management, contracting, engineering and technical skills and knowledge of L-3's employees, rather than productive capital (machinery and equipment). Generally, patents, trademarks and licenses are not material to our acquired businesses. Furthermore, our U.S. Government contracts generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, the substantial majority of the intangible assets for L-3's acquired businesses are recognized as goodwill.

The values assigned to acquired identifiable intangible assets for customer relationships and technology are determined, as of the date of acquisition, based on estimates and judgements regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. If actual future after-tax cash flows differ significantly from their estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2003, L-3 had goodwill of $3,652.4 million and identifiable intangible assets of $162.2 million.

L-3 reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with the carrying value of the goodwill to measure the impairment loss. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets. A decline in estimated fair value of a reporting unit could result in an unexpected impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

Pension Plan and Postretirement Benefit Plan Obligations.     The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans.

Valuation of Deferred Income Tax Assets and Liabilities.    At December 31, 2003, we had net deferred tax assets of $253.3 million, including $17.2 million for loss carryforwards and $36.1 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law, and to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Results of Operations

The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 3 to the consolidated financial statements for a discussion of our acquisitions.

Presentation of Sales and Costs and Expenses.    L-3 presents its sales and costs and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products." This categorization is based on how revenue is recognized. Sales and costs and expenses for L-3's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for L-3's U.S. Government contractor businesses are transacted using written contractual arrangements for products and services according to the specifications provided by the customer and are within the scope of SOP 81-1, ARB 43 and ARB 45. Sales reported under "Contracts, primarily U.S. Government" also include certain sales by L-3's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers, which also are within the scope of SOP 81-1 and ARB 45. Sales and costs and expenses for L-3's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." These sales are recognized in accordance with SAB No. 104, and are not within the scope of SOP 81-1, ARB 43 or ARB 45. L-3's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Detection Systems and Avionics Systems.

The tables below provide two presentations of selected statement of operations data for L-3. The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the audited consolidated financial statements. The second table presents the selected data by reportable segment. See Note 18 to the audited consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001
	(in millions)
U.S. Government Contractors and Commercial Businesses Presentation
Sales:
Contracts, primarily U.S. Government	$4,467.6	$3,581.1	$1,932.2
Commercial, primarily products	594.0	430.1	415.2
Consolidated	$5,061.6	$4,011.2	$2,347.4
Operating income:
Contracts, primarily U.S. Government	$562.1	$443.6	$232.6 (1)
Commercial, primarily products	18.9	10.4	42.7 (1)
Consolidated	$581.0	$454.0	$275.3
Operating margin(2):
Contracts, primarily U.S. Government	12.6%	12.4%	12.0%
Commercial, primarily products	3.2%	2.4%	10.3%
Consolidated	11.5%	11.3%	11.7%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$1,439.4	$1,053.3	$450.5
Training, Simulation & Support Services	980.2	806.3	596.8
Aviation Products & Aircraft Modernization	1,019.6	677.5	263.3
Specialized Products	1,622.4	1,474.1	1,036.8
Consolidated	$5,061.6	$4,011.2	$2,347.4
Operating income:
Secure Communications & ISR	$172.9	$103.5	$32.0 (1)
Training, Simulation & Support Services	111.6	96.5	65.7 (1)
Aviation Products & Aircraft Modernization	147.8	105.7	85.6 (1)
Specialized Products	148.7	148.3	92.0 (1)
Consolidated	$581.0	$454.0	$275.3
Operating margin(2):
Secure Communications & ISR	12.0%	9.8%	7.1%
Training, Simulation & Support Services	11.4%	12.0%	11.0%
Aviation Products & Aircraft Modernization	14.5%	15.6%	32.5%
Specialized Products	9.2%	10.1%	8.9%
Consolidated	11.5%	11.3%	11.7%

(1)	Operating income includes goodwill amortization expense for the year ended December 31, 2001, of $31.3 million for "Contracts, primarily U.S. Government," $11.0 million for "Commercial, primarily products, $42.3 million for L-3 on a consolidated basis, $3.8 million for the Secure Communications & ISR segment, $7.1 million for the Training, Simulation & Support Services segment, $7.7 million for the Aviation Products & Aircraft Modernization segment and $23.7 million for the Specialized Products segment.
(2)	Operating margin is equal to operating income as a percentage of sales.
(3)	Sales are after intersegment eliminations. See Note 18 to the consolidated financial statements.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Consolidated sales increased by $1,050.4 million, or $26.2%, to $5,061.6 million for 2003 from sales of $4,011.2 million for 2002. The increase in consolidated sales from acquisitions was $833.6 million, or 20.8%. Organic sales growth for our defense businesses was 15.4%, or $500.2 million, and was driven by continued strong demand for secure communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization, simulation and training services, government services, and an increase in shipments of naval power equipment. Organic sales for our commercial businesses declined by 10.7%, or $45.8 million, due to the continued weakness in the aviation and communications markets. Sales for explosives detection systems (EDS) decreased $237.6 million primarily because the initial installation of EDS at major U.S. airports by the U.S. Transportation Security Administration (TSA) was completed by the end of 2002. Consolidated organic sales growth, excluding the EDS business, from both periods was 12.4%. Consolidated organic sales growth for all of L-3's businesses, including the decline for the EDS business, was $216.8 million, or 5.4%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in L-3's results of operations for the entire current period and prior period. Our "defense businesses" are comprised of our U.S. Government contractor businesses, other than our EDS business, all of which are presented under "Contracts, primarily U.S. Government."

Sales from "Contracts, primarily U.S. Government," which comprises our defense businesses and our EDS business, increased by $886.5 million, or 24.8%, to $4,467.6 million for 2003 from $3,581.1 million for 2002. The increase in sales from acquired businesses was $632.9 million, or 17.7%. The acquired businesses include IS, Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Westwood, Wescam and Ship Analytics, which were acquired in 2002 and Aeromet, Klein, MAS, Vertex and certain defense and aerospace assets of IPICOM, Inc., which were acquired during 2003. Organic sales growth for L-3's government businesses was $253.6 million, or 7.1%, primarily because of higher sales volume from our defense businesses for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services, training services, navigation products and naval power equipment. These increases were partially offset by a decline in sales volume primarily from our EDS business, and to a lesser extent, from our fuzing products, training devices, undersea warfare products and display systems.

Sales from "Commercial, primarily products" increased by $163.9 million, or 38.1%, to $594.0 million for 2003 from $430.1 million for 2002. The increase in sales from acquired businesses was $200.7 million, or 46.7%. The acquired businesses include Detection Systems, IMC and Wolf Coach, which were acquired in 2002 and Avionics Systems, which was acquired during 2003. Organic sales for L-3's commercial businesses declined by 8.6%, or $36.8 million, due primarily to the lower revenues for aviation and communications products caused by continued weak demand in those commercial markets.

Consolidated costs and expenses increased by $923.4 million to $4,480.6 million for 2003 from $3,557.2 million for 2002, consistent with the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $768.0 million to $3,905.5 million for 2003 from $3,137.5 million for 2002. Approximately 73% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to organic sales growth from our defense businesses for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services, training services, navigation products and naval power equipment. These increases were partially offset by declines from our EDS business, fuzing products, training devices and display systems due to lower volume.

Cost of sales for L-3's U.S. Government contractor businesses include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These SG&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report SG&A, IRAD and B&P costs allocated to U.S. Government contracts as costs of sales when the related contract sales are recognized, rather than account for them as period expenses. SG&A, IRAD and B&P costs included in cost of sales for "Contracts, primarily U.S. Government" were $509.3 million, or 11.4% of sales for 2003, compared to $431.5 million, or 12.0% of sales for 2002 (See Notes 2 and 4 to our consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased by $155.4 million to $575.1 million for 2003 from $419.7 million for 2002. The increase was primarily due to increased sales attributable to our acquired businesses, as well as a $3.9 million provision for bad debt and inventory for the PrimeWave Communications business. SG&A expenses increased by $23.6 million to $137.6 million or 23.2% of sales for 2003 from $114.0 million or 26.5% of sales for 2002. The increase was primarily attributable to acquired businesses and increased costs for security products due to maintenance costs associated with detection systems placed in service. This increase was partially offset by lower SG&A expenses at the PrimeWave Communications business and our commercial communications products businesses due to cost and expense reductions. Research and development (R&D) expenses increased by $18.0 million to $52.8 million for 2003 from $34.8 million for 2002. The increase was primarily due to the Avionics Systems acquired business and development expenses for cargo security products, partially offset by lower R&D expenses incurred at the PrimeWave Communications business because of cost and expense reductions.

Consolidated operating income increased by $127.0 million to $581.0 million for 2003 from $454.0 million for 2002. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin increased slightly by 0.2 percentage points to 11.5% for 2003 from 11.3% for 2002. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $118.5 million to $562.1 million for 2003 from $443.6 million for 2002. Operating margin increased by 0.2 percentage points to 12.6% for 2003 from 12.4% for 2002. The increase in operating margin is due to organic sales growth and cost improvements for ISR and secure communications systems and products and naval power equipment.

Operating income for "Commercial, primarily products" increased by $8.5 million to $18.9 million for 2003 from $10.4 million for 2002. Operating margin improved by 0.8 percentage points to 3.2% for 2003 from 2.4% for 2002. The improvement was primarily due to lower losses from certain commercial businesses due to cost and expense reductions and higher margins from the Avionics Systems acquired business. These increases were partially offset by lower margins on commercial aviation products and microwave components due to lower sales volume and higher development expenses for cargo security products.

Interest expense increased by $10.2 million to $132.7 million for 2003 from $122.5 million for 2002. The increase is attributable to the higher average outstanding debt during 2003 and lower savings from fixed-to-variable interest rate swap agreements of $1.0 million.

Interest and other income decreased by $4.7 million to $0.2 million in 2003 from $4.9 million in 2002. The decrease was due to lower interest income earned because of lower average cash and cash equivalents balances, a loss of $2.2 million recorded related to the sale of the commercial broadband test equipment assets of our Celerity business and an increase in losses on our investments accounted for using the equity method during 2003 compared to 2002.

The 2003 period includes a charge of $11.2 million ($7.2 million after-tax, or $0.07 per diluted share) for the early retirement of $180 million of our 8½% Senior Subordinated Notes due 2008. See "Liquidity and Capital Resources" below. The 2002 period includes a charge of $16.2 million ($9.9 million after-tax, or $0.11 per diluted share) for the early retirement of $225 million of our 10 3/8% Senior Subordinated Notes due 2007. In accordance with SFAS No. 145, the 2002 debt retirement charge, which was classified as an extraordinary item in the prior year presentation, has been reclassified as a component of income from continuing operations.

Minority interest decreased by $2.7 million to $3.5 million for 2003 from $6.2 million for 2002 because of lower net income for Aviation Communications and Surveillance Systems (ACSS) due to lower sales caused by continued weakness in the commercial aviation market and higher product development expenses.

The income tax provision for 2003 is based on an effective income tax rate of 36.0%, compared with an effective income tax rate of 35.5% for 2002. With respect to the expected effective income tax rate for

2004 compared to 2003, the current U.S. federal research and experimentation (R&E) tax credit is scheduled to expire on June 30, 2004. If the R&E tax credit is not renewed, L-3's 2004 effective income tax rate would increase. The R&E tax credit lowered L-3's 2003 effective income tax rate by 1.9% points. Additionally, currently changes are being proposed to the U.S. federal tax laws for extra territorial income (ETI), and some alternative proposals, if enacted, could cause an increase in L-3's 2004 effective income tax rate. The ETI tax credit lowered L-3's 2003 effective income tax rate by 1.5% points.

Basic earnings per share (EPS) before cumulative effect of a change in accounting principle increased by $0.56 to $2.89 for 2003 from $2.33 for 2002. Diluted EPS before cumulative effect of a change in accounting principle increased by $0.53 to $2.71 for 2003 from $2.18 for 2002. Net income for 2002 includes a charge, net of income taxes, of $24.4 million ($0.28 per basic share and $0.25 per diluted share) for the cumulative effect of a change in accounting principle for goodwill impairment in connection with the adoption of SFAS No. 142. Including the effect of a change in accounting principle, basic EPS for 2002 was $2.05 and diluted EPS for 2002 was $1.93.

Diluted weighted-average common shares outstanding increased by 8.9% to 106.1 million for 2003 from 97.4 million for 2002. The increase principally reflects the additional shares outstanding from the sale of 14.0 million shares of L-3 Holdings common stock on June 28, 2002.

The 2003 and 2002 diluted EPS computations did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have been $0.09 lower than reported for 2003 and diluted EPS, before cumulative effect of a change in accounting principle would have been $0.05 lower than reported for 2002.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $386.1 million, or 36.7%, to $1,439.4 million for 2003 from $1,053.3 million for 2002. Organic sales growth was $250.4 million, or 23.8%, due to continued strong demand and increased spending by the DoD and other U.S. Government agencies for our secure communications and ISR systems and products, which were partially offset by a decline in sales of $5.5 million for the PrimeWave Communications business. The increase in sales from acquired businesses was $135.7 million. The acquired businesses include IS and ComCept, which were acquired during 2002, and Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired during 2003.

Operating income increased by $69.4 million to $172.9 million for 2003 from $103.5 million for 2002 because of higher sales and operating margin. Operating margin increased to 12.0% for 2003 from 9.8% for 2002 because of higher organic sale growth for defense systems and products, cost improvements and lower losses at our PrimeWave Communications business.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased by $173.9 million, or 21.6%, to $980.2 million for 2003 from $806.3 million for 2002. Organic sales growth was $81.7 million, or 10.1%, driven by training and government services, including communications software support and engineering support. The increase in sales from the Telos, TMA and Ship Analytics acquired businesses, which were all acquired in 2002, was $92.2 million.

Operating income increased by $15.1 million to $111.6 million for 2003 from $96.5 million for 2002 because of higher sales, which were partially offset by lower operating margin. Operating margin declined by 0.6 percentage points to 11.4% for 2003 from 12.0% for 2002. The decrease was primarily due to higher sales from cost-reimbursable type and time and material type contracts, which generally are less profitable than fixed-priced type contracts. Margins increased by 0.2 percentage points from acquired businesses.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $342.1 million, or 50.5%, to $1,019.6 million for 2003 from $677.5 million for 2002. Organic sales growth was $129.9 million, or 19.2%, primarily due to $144.7 million for aircraft modernization and modification driven by DoD demand. This increase was partially offset by volume declines of $10.8 million for commercial aviation products caused by the continued weakness in the commercial aviation markets and volume declines of $4.0 million primarily for display systems due to the timing of contractual shipments. The increase in sales from acquired businesses was $212.2 million. The acquired businesses include IS, which was acquired in 2002, and Avionics Systems, MAS and Vertex, which were acquired in 2003.

Operating income increased by $42.1 million to $147.8 million for 2003 from $105.7 million for 2002 because of higher aircraft modernization sales, which were partially offset by lower sales for commercial aviation products and lower operating margin. Operating margin declined by 1.1 percentage points to 14.5% for 2003 from 15.6% for 2002. Volume declines for commercial aviation products, which have higher margins than aircraft modification sales, decreased operating margin by 0.9 percentage points. Similarly, margins decreased by 0.4 percentage points primarily due to volume growth for aircraft modernization, which earns lower margins than commercial aviation products. These decreases were partially offset by the Avionics Systems and MAS acquired businesses, which increased margin by 0.2 percentage points.

Specialized Products

Sales within our Specialized Products segment increased by $148.3 million, or 10.1%, to $1,622.4 million for 2003 from $1,474.1 million for 2002. Organic sales declined 16.6%, or $245.2 million, or $7.6 million, or 0.5% excluding the decline for EDS. EDS sales declined by $237.6 million (discussed below). Volume declined by $46.4 million for fuzing and acoustic undersea warfare products and training devices because of certain contracts approaching their scheduled completion and the timing of sales on 2003 orders, which are expected to increase in 2004. Volume declined by $22.3 million for telemetry products and microwave components due to the continued weakness in the commercial communications markets. These decreases were partially offset by an increase of $46.6 million for naval power equipment due to higher shipments arising from the resolution of the production and quality control issues at the SPD Electrical Systems business and $14.5 million primarily for FTSATs and guidance products due to strong demand from the DoD. The increase in sales from acquired businesses was $393.5 million. The acquired businesses include Detection Systems, Ruggedized Command & Control, Electron Devices, Wolf Coach, IMC, Westwood and Wescam, all of which were acquired in 2002, and Klein, which was acquired in 2003.

Sales of EDS declined by $237.6 million to $101.5 million for 2003 compared with $339.1 million for 2002, primarily because the initial installation of EDS at major U.S. airports by the TSA was completed by the end of 2002, which reduced the TSA's procurement requirements for new systems.

Operating income increased by $0.4 million to $148.7 million for 2003 from $148.3 million for 2002. Operating margin decreased by 0.9 percentage points to 9.2% for 2003 from 10.1% for 2002. Lower sales for EDS reduced operating margin by 0.6 percentage points. Volume declines for telemetry, fuzing and undersea warfare products lowered operating margin by 0.4 percentage points. Lower margins from acquired businesses reduced operating margin by 0.6 percentage points. The resolution of production quality problems for naval power equipment caused increased shipments and reduced rework costs, which increased operating margin by 0.5 percentage points. The settlement of a claim increased operating margin by 0.2 percentage points.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Consolidated sales increased by $1,663.8 million to $4,011.2 million for 2002 from $2,347.4 million for 2001. Sales from "Contracts, primarily U.S. Government" increased by $1,648.9 million to $3,581.1 million for 2002 from $1,932.2 million for 2001. The L-3 Analytics, BT Fuze, ComCept, EER, Electron Devices, IS, KDI, Ruggedized Command & Control, Ship Analytics, Spar, SY, Telos, TMA, Wescam and Westwood acquired businesses contributed $1,222.5 million of the increase in sales. Excluding these acquisitions, sales grew $426.4 million, or 22.1%, in 2002. Volume increased by $320.9 million for EDS, $156.8 million for secure communication systems, $20.6 million for training services and devices, $20.1 million for navigation and guidance products and $8.1 million for military displays products. These sales increases were partially offset by declines of $17.3 million on naval power equipment and $14.5 million on static transfer switches used for commercial applications. Sales of ballistic missile targets and services declined $53.0 million. The remaining decline in sales of $15.3 million was primarily related to acoustic undersea warfare products because of lower volume on spares. Sales from "Commercial, primarily products" increased $14.9 million to $430.1 million for 2002 from $415.2 million for 2001. The Detection Systems, IMC and Wolf Coach acquired businesses contributed $93.9 million of the increase in sales. Excluding these acquisitions, sales declined $79.0 million or 19.0%. This decrease in sales was due to volume declines of $49.2 million on commercial aviation products, $31.7 million on microwave components and $11.8 million on PrimeWave communication products. These declines were partially offset by increases of $5.5 million for maritime voyage recorders and $8.2 million primarily for technical and product support services for commercial customers.

"Commercial, primarily products" sales declined to 10.7% of total sales for 2002 from 17.7% for 2001. The decline was primarily attributable to the acquisitions we completed during 2002, including the IS acquisition, and to a lesser extent, the decline in our commercial sales. This decline was attributable to the continued weakness in the commercial aviation and communications markets.

Consolidated costs and expenses increased by $1,485.1 million to $3,557.2 million for 2002 from $2,072.1 million for 2001, primarily as a result of the increase in sales. In accordance with SFAS No. 142, on January 1, 2002 we stopped amortizing our goodwill to expenses. Goodwill amortization expense was $42.3 million for 2001. SFAS No. 142 also requires that we evaluate the fair value of our goodwill annually to determine if it has been impaired. We evaluated the carrying value of our goodwill as of January 1, 2002 in accordance with the transition provisions of SFAS No. 142 and wrote-off $30.8 million of goodwill related to certain of our space and broadband commercial communications businesses, which has been reported as a $24.4 million loss after income taxes for the cumulative effect of a change in accounting principle, as discussed below. If we experience any impairments to the carrying value of our goodwill after January 1, 2002, we will have to report them as a loss from operations. During 2002, we did not have any other goodwill impairments.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $1,437.9 million to $3,137.5 million for 2002 from $1,699.6 million for 2001. Approximately 75% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to internal growth for EDS and secure communication systems. Goodwill amortization expense was $31.3 million for 2001. SG&A costs allocated to our U.S. Government contracts were $431.5 million for 2002 and $304.3 million for 2001 (see Note 4 to our consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased by $47.2 million to $419.7 million for 2002 from $372.5 million for 2001. The increase is primarily due to increased sales as a result of the Detection Systems acquired business, which was partially offset by lower expenses for microwave components products due to lower sales volume. Goodwill amortization expense was $11.0 million for 2001. SG&A expenses, including R&D expenses, increased by $29.2 million to $148.9 million for 2002 from $119.7 million for 2001, primarily because of SG&A expenses incurred by our acquired businesses.

Consolidated operating income increased by $178.7 million to $454.0 million for 2002 from $275.3 million for 2001. The increase was due to higher sales for all of our segments. The impact of not amortizing goodwill increased consolidated operating income by $42.3 million. Consolidated operating income as a percentage of sales (operating margin) declined by 0.4 percentage points to 11.3% for 2002 from 11.7% for 2001. The impact of not amortizing goodwill increased consolidated operating margin by 1.1 percentage points. Operating margins compared to operating margins for 2001, excluding goodwill amortization expense, declined for our Training, Simulation & Support Services, Aviation Products & Aircraft Modernization and Specialized Products segments, and increased for our Secure Communications & ISR segment. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S Government" increased by $211.0 million to $443.6 million for 2002 from $232.6 million for 2001. Operating margin increased by 0.4 percentage points to 12.4% for 2002, from 12.0% for 2001. The impact of not amortizing goodwill increased operating margin by 0.9 percentage points. Operating income for 2002 includes a loss of $3.0 million for the settlement in June 2002 of certain litigations that we assumed in connection with a business we acquired in 1999, which reduced operating margin for 2002 by 0.1 percentage points. The remaining decline in operating margin was due to the absence in 2002 of a favorable performance adjustment recorded in 2001 on the AVCATT contract. Operating income included approximately $20 million of losses in both 2002 and 2001 related to our naval power equipment business that were caused by production problems which reduced sales volume and related costs to fix manufacturing and quality control problems.

Operating income for "Commercial, primarily products" declined by $32.3 million to $10.4 million for 2002 from $42.7 million for 2001. Operating margin declined by 7.9 percentage points to 2.4% for 2002 from 10.3% for 2001. The decline was principally attributable to lower gross margin contributions from commercial aviation products, microwave components, and space and broadband communication products because of volume declines, as well as continued marketing, selling and development expenses for the PrimeWave business. The impact of not amortizing goodwill partially offset these decreases in operating margin by 2.6 percentage points.

Interest expense increased by $36.1 million to $122.5 million for 2002 from $86.4 million for 2001. The increase is attributable to higher outstanding debt for 2002 primarily related to the financing of the IS acquisition, which was partially offset by lower interest rates on our debt. Our interest rate swap agreements, which converted the fixed interest rates on $580.0 million of our senior subordinated notes to variable interest rates, reduced our interest expense for 2002 by $9.6 million because of declining interest rates. In June of 2002, we also redeemed our $225.0 million 10 3/8% senior subordinated notes and replaced them with senior subordinated notes that have a 7 5/8% fixed interest rate which reduced our interest expense by $3.1 million. See "Liquidity and Capital Resources – Financing Activities" below.

Interest and other income increased by $3.2 million to $4.9 million for 2002 from $1.7 million for 2001, principally due to interest income earned on our cash and cash equivalents. Additionally, 2001 included a net gain of $0.6 million, comprising a gain on the sale of a 30% interest in the ACSS business, largely offset by the write-down of the carrying value of an investment in the common stock of a telecommunications company because the decline in value for that common stock was determined to be other than temporary.

The income tax provision for 2002 is based on an effective income tax rate of 35.5%, compared with an effective income tax rate of 38.0% for the year ended December 31, 2001. The decrease in the effective income tax rate is primarily attributable to the adoption of SFAS No. 142. Amortization expense for goodwill that is not deductible for income tax purposes caused an increase in our effective income tax rate prior to the adoption of SFAS No. 142.

Basic EPS before cumulative effect of a change in accounting principle increased $0.79 to $2.33 for 2002 from $1.54 for 2001. Diluted EPS before cumulative effect of a change in accounting principle increased $0.71 to $2.18 for 2002 from $1.47 for 2001. The impact of not amortizing goodwill in 2002 increased basic EPS before cumulative effect of a change in accounting principle by $0.45 and diluted EPS before cumulative effect of a change in accounting principle by $0.40. Excluding the increase in earnings attributable to not amortizing goodwill, basic EPS before cumulative effect of a change in accounting principle grew 17.1% and diluted EPS before cumulative effect of a change in accounting principle grew 16.6%. Basic EPS was $2.05 and diluted EPS was $1.93 after an after-tax charge of $9.9 million ($0.11 per basic and diluted share) for the early retirement of $225.0 million of our 10 3/8% senior subordinated notes and a loss of $24.4 million ($0.28 per basic share and $0.25 per diluted share) for the cumulative effect of a change in accounting principle for a goodwill impairment, recorded effective as of January 1, 2002 in connection with the adoption of SFAS No. 142.

Diluted weighted-average common shares outstanding increased by 14.1% to 97.4 million for 2002 from 85.4 million for 2001. The increase principally reflects the additional shares outstanding from the sale of 9.2 million shares of our common stock effective May 2, 2001, and the sale of 14.0 million shares of our common stock effective June 28, 2002.

The diluted EPS computation for 2002 did not include the dilutive effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 8 and 12 to the consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible, reported diluted EPS would have decreased by approximately $0.03 for 2002.

Secure Communications & ISR

Sales for the Secure Communications & ISR segment increased by $602.8 million to $1,053.3 million for 2002 from $450.5 million for 2001. The IS and ComCept acquired businesses, contributed $458.6 million of sales. Excluding these acquisitions, sales grew $144.2 million, or 32.0%. Volumes on secure communication systems, secure data links and military communications products increased $156.8 million because of greater demand for secure communications from the DoD and U.S. Government intelligence agencies. These increases were partially offset by a decrease in sales of $12.6 million primarily due to lower volumes of PrimeWave communication products.

Operating income increased by $71.5 million to $103.5 million for 2002 from $32.0 million for 2001 because of higher sales and operating margin. Operating margin improved by 2.7 percentage points to 9.8% for 2002 compared to 7.1% for 2001. The impact of not amortizing goodwill increased operating margin by 0.4 percentage points. Increased volume and cost improvements on secure communication systems increased margins by 1.7 percentage points. Higher losses for the PrimeWave business in 2002 due to lower sales, higher marketing, selling and development expenses and a provision to increase the allowance for doubtful accounts by $3.0 million lowered operating margin by 0.9 percentage points. The remaining change in operating margins was principally attributable to margins from the IS acquired business, which was higher than the segment operating margin for 2001.

Training, Simulation & Support Services

Sales for the Training, Simulation & Support Services segment increased by $209.5 million to $806.3 million for 2002 from $596.8 million for 2001. The L-3 Analytics, EER, Ship Analytics, SY Technologies, Telos and TMA acquired businesses contributed $210.9 million of the increase in sales. Excluding these acquisitions, sales declined $1.4 million, or 0.2%. Sales for ballistic missile targets and services at our Coleman Research business declined by $53.0 million primarily because of a contract completed in 2002 and the delay in the award of its follow-on contract, which is related to the U.S. Missile Defense Agency's decision to consolidate the target requirements for all of its major missile defense programs into a single contract for fiscal year 2003. The decline in ballistic missile targets and services was largely offset by volume increases for training services from new contracts with the DoD, contracts competitively awarded during 2001 and software and systems engineering services.

Operating income increased by $30.8 million to $96.5 million for 2002 from $65.7 million for 2001 because of higher sales and operating margin. Operating margin increased by 1.0 percentage points to 12.0% for 2002 compared to 11.0% for 2001 principally because of the impact of not amortizing goodwill.

Aviation Products & Aircraft Modernization

Sales for the Aviation Products & Aircraft Modernization segment increased $414.2 million to $677.5 million for 2002 from $263.3 million for 2001. The IS and Spar acquired businesses contributed $446.5 million to sales. Excluding acquisitions, sales declined $32.3 million, or 12.3%, because of lower volumes for commercial aviation recorders and TCAS products that were partially offset by sales increases for military displays products and commercial maritime voyage recorders. The decline in commercial aviation products sales was caused by a decline in orders and customer-directed deferrals of deliveries stemming from the continued downturn in the commercial aircraft industry that began in 2001 and which remained weak during 2002.

Operating income increased by $20.1 million to $105.7 million for 2002 from $85.6 million for 2001, because of higher sales from acquired businesses. Operating margin declined by 16.9 percentage points to 15.6% for 2002 from 32.5% for 2001. The impact of not amortizing goodwill increased operating margin by 1.1 percentage points. Lower volumes on TCAS and aviation recorders, increased development expenses for a terrain awareness warning system and a commercial displays product-line reduced operating margin by 5.5 percentage points. The remaining decrease in operating margin of 12.5 percentage points was principally attributable to margins from the IS and Spar acquired businesses, which averaged 13.6% and were lower than the segment operating margin for 2001. Margins for our aircraft modification businesses are lower than the margins for our commercial aviation products businesses, and the aircraft modification businesses generated 68.1% of the segment's sales for 2002 compared with only 5.7% for 2001, which reduced the overall margin for the entire segment as we expected.

Specialized Products

Sales for the Specialized Products segment increased by $437.3 million to $1,474.1 million for 2002 from $1,036.8 million for 2001. The BT Fuze, Detection Systems, Electron Devices, IMC, KDI, Ruggedized Command & Control, Wescam, Westwood and Wolf Coach acquired businesses contributed $200.4 million of sales. Excluding these acquisitions, sales increased by $236.9 million, or 22.8%. Sales of EDS used in airport security, principally relating to a contract from the Transportation Security Administration, contributed $320.9 million of the increase in sales. Navigation and guidance products sales also increased by $20.1 million. These increases to sales were partially offset by volume declines of $17.3 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems, $16.8 million on training devices because certain contracts were completed in 2002, $15.9 million for acoustic undersea warfare products primarily arising from lower spares volume, and $14.5 million for commercial static transfer switches because of the deterioration of the internet service provider market. The remaining decline of $39.6 million was principally on microwave components and telemetry and space products arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets.

Operating income increased by $56.3 million to $148.3 million for 2002 from $92.0 million for 2001 because of higher sales and operating margin. Operating margin improved by 1.2 percentage points to 10.1% for 2002 compared to 8.9% for 2001. The impact of not amortizing goodwill increased operating margin by 1.6 percentage points. Higher volumes for EDS caused an increase in operating margin of 2.6 percentage points. These increases were partially offset by declines in operating margin that was primarily related to lower volumes on naval power equipment, microwave components and training devices, and the absence in 2002 of a favorable performance adjustment recorded in 2001 on the AVCATT contract.

Liquidity and Capital Resources

Balance Sheet

Contracts in process increased by $297.3 million to $1,615.3 million at December 31, 2003 from $1,318.0 million at December 31, 2002. The increase included $176.9 million related to acquired businesses and $120.4 million principally from:

•	increases of $148.1 million in unbilled contract receivables, net of unliquidated progress payments, due to sales of ISR systems and products, aircraft modernization and engineering support services, which were partially offset by amounts billed and collected for the EDS business;

•	increases of $10.6 million in inventories at lower of cost or market due to increases for security products, which were partially offset by reductions for the PrimeWave Communications business;

•	decreases of $24.6 million in inventoried contract costs due to deliveries of ISR systems and products, which were partially offset by increases for security products and secure communication equipment; and

•	decreases of $13.7 million in billed receivables because of collections for aircraft modernization, security products and the decline in EDS sales, which were partially offset by billings because of sales growth for our defense businesses.

L-3's days receivable outstanding (DRO) was 70.3 at December 31, 2003, compared with 68.9 at December 31, 2002. We calculate our DRO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted on a pro forma basis to include the acquisitions that we completed as of the end of the period (which amounted to $5,817.7 million), divided by 365.

L-3's billed receivables, net of uncollectible account allowances, increased by $68.9 million to $637.3 million at December 31, 2003, compared to $568.4 million at December 31, 2002. The increase in billed receivables was from L-3's U.S. Government contractor businesses and related to organic sales growth, as well as the Vertex and MAS business acquisitions. The uncollectible accounts allowance increased by

$12.4 million to $25.2 million at December 31, 2003, compared to $12.8 million at December 31, 2002, and was for receivables from L-3's commercial businesses. Our U.S. Government and foreign government customers, which generated 86.3% of L-3's sales for 2003, present very low uncollectible account risks due to their high credit quality, and therefore, generally require no uncollectible account allowances.

L-3's days inventory held (DIH) was 36.3 at December 31, 2003, compared with 38.3 at December 31, 2002. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include the acquisitions that we completed as of the end of the period, divided by 365.

Included in contracts in process at December 31, 2003 are net billed receivables of $6.7 million and net inventories of $11.4 million related to our PrimeWave Communications business. At December 31, 2002, we had $11.4 million of net billed receivables and $18.2 million of net inventories related to our PrimeWave Communications business.

The increase in property, plant and equipment (PP&E) during 2003 was principally related to capital expenditures and the Avionics Systems, Vertex and MAS acquired businesses. The percentage of depreciation expense to average gross PP&E declined to 11.9% for 2003 from 13.0% for 2002. The decline was attributable to fully depreciated PP&E, which is continuing to be used in certain of our operations despite having net carrying amounts of zero (after accumulated depreciation) and which will not be removed from the balance sheet until they are retired or otherwise disposed. We did not change any of the depreciation methods or estimated useful lives for assets that L-3 uses to calculate its depreciation expense.

Goodwill increased by $857.9 million to $3,652.4 million at December 31, 2003, from $2,794.5 million at December 31, 2002. The increase was comprised of (i) $796.2 million for acquisitions completed during 2003, (ii) $26.5 million for increases to purchase prices for certain acquisitions completed prior to January 1, 2003, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $35.2 million primarily related to final estimates of fair value for acquired assets and liabilities assumed on acquisitions completed prior to January 1, 2003.

The increase in accounts payable was primarily due to the Avionics Systems, Vertex and MAS acquired businesses, partially offset by a decrease in accounts payable due to the timing of payments. The increase in accrued expenses was due to the Vertex and MAS acquired businesses and to the timing of payments. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees, including those employees of newly acquired businesses. The increase in other current liabilities was primarily due to acquired businesses and an increase in collections for milestone billings in excess of costs incurred on contracts for training devices and services related to the completion of certain performance milestones, which were partially offset by cost incurred for accrued product warranties and for certain contracts in process in a loss position and a reduction for contracts in process with credit balances. The increase in pension and postretirement liabilities was primarily due to the timing of payments. The increase in other liabilities was primarily due to amounts from our acquired businesses and the deferred net gains recorded in connection with the termination of the interest rate swap agreements during 2003 and, 2002, as discussed below.

Customer advances decreased by $4.6 million because liquidations exceeded collections, primarily related to shipments and performance on contracts with foreign customers for acoustic undersea warfare products and aircraft modernization. The timing of collections and liquidation of customer advances are prescribed by contract terms, and generally do not coincide because collections mostly occur upon the award of a contract and during the earlier periods of performance. Conversely, liquidations mostly occur during later periods of performance as products are delivered and other work items are completed. Additionally, customer advances do not affect or determine the timing of revenue recognition for a contract because customer advances are a contract financing method.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. At December 31, 2003, our balance sheet included a pension benefits liability of $221.0 million, an increase of $15.9 million from $205.1 million at December 31, 2002. The increase is due to pension expense recognized exceeding our pension funding and an increase in the minimum liability of $6.5 million. At the end of 2003, L-3's projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $902.1 million and exceeded the fair value of L-3's pension plan assets of $561.7 million by $340.4 million. At the end of 2002, L-3's projected benefit obligation was $713.9 million and exceeded the fair value of L-3's pension plan assets of $431.7 million by $282.2 million. The increase in the unfunded status of our pension plans of $58.2 million from $282.2 million at the end of 2002 to $340.4 million at the end of 2003, was principally due to the $76.9 million actuarial loss that we experienced in 2003. The substantial majority of our 2003 actuarial loss was due to the reduction in the discount rate of 50 basis points that we made at the end of 2003 to 6.25% from 6.75% at the end of 2002, which increased the present value of L-3's projected benefit obligations at the end of 2003 by $62.0 million. The difference between the unfunded status amount of $340.4 million at the end of 2003 and the pension liability recorded on our balance sheet of $221.0 million is attributable to net unrecognized actuarial losses partially offset by the minimum pension liability of $114.9 million. In accordance with SFAS No. 87, Employer's Accounting for Pensions, the actuarial gains and losses that our pension plans experienced in 2003 were not recognized in pension expense for 2003. Instead, they were deferred and will be amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. (See Note 16 to our consolidated financial statements.)

L-3 uses a November 30 measurement date to determine its end of year (December 31) pension benefit obligations and fair value of pension plan assets, and a fiscal year ending November 30 to determine its annual pension expense, including actual returns on plan assets. L-3's actual return on plan assets for 2003, based on the fiscal year ended November 30, 2003, was $64.0 million or 14.8% on the fair value of plan assets at the beginning of the fiscal year. However, L-3's actual return on plan assets for the twelve months ended December 31, 2003 was approximately $94.8 million, or 26.6%.

Our pension expense for 2003 was $70.5 million. We expect pension expense for 2004 to be between $70 million and $75 million. As discussed above, at the end of 2003, we reduced our discount rate from 6.75% to 6.25%, which will increase the interest cost component of pension expense for 2004. The higher interest cost in our estimated 2004 pension expense is expected to be substantially offset by the increase of $130.0 million in our pension plan assets during 2003, which will increase our expected return on plan assets by approximately $12.0 million, and decrease our estimated pension expense by the same amount. Our actual pension expense for 2004 will be based upon a number of factors, including the effect of any additional acquired businesses for which we assume liabilities for pension benefits, actual pension plan contributions and changes (if any) to our pension assumptions for 2004, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for the full year 2003 were $60.8 million. During 2002 and 2003, the U.S. Congress granted plan sponsors an interest rate reduction for calculating minimum pension plan contributions. For 2004, we expect to contribute approximately $55.0 million to our pension plans assuming the extension of such interest rate reduction, or $75.0 million if the interest rate reduction is not extended. A substantial portion of our pension plan contributions for L-3's businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2003 by approximately $32 million, and our estimated pension expense for 2004 by approximately $5 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2003 by approximately $32 million, and our estimated pension expense for 2004 by approximately $5 million.

Our shareholders' equity at December 31, 2003 reflects a non-cash charge of $4.2 million (net of tax) to record the increase in the minimum pension liability for the year ended December 31, 2003 in accordance with SFAS No. 87. This non-cash charge had no effect on our compliance with the financial covenants of our debt agreements and did not impact our results of operations for 2003.

Statement of Cash Flows

Our cash position was $134.9 million at December 31, 2003 and December 31, 2002 and $361.0 million at December 31, 2001. The table below provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Net cash from operating activities	$456.1	$318.5	$173.0
Net cash used in investing activities	(1,088.1)	(1,810.5)	(424.9)
Net cash from financing activities	632.0	1,265.9	580.3
Net increase (decrease) in cash	$—	$(226.1)	$328.4

Operating Activities

We generated $456.1 million of cash from operating activities during 2003, an increase of $137.6 million from $318.5 million generated during 2002. Net income adjusted for non-cash expenses and deferred income taxes increased by $114.4 million to $530.3 million for 2003 from $415.9 million for 2002. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans and depreciation and amortization. During 2003, the use of cash from the change in operating assets and liabilities decreased to $74.2 million, compared to $97.4 million for 2002. The use of cash for contracts in process was driven by increases in unbilled receivables primarily for our defense businesses, partially offset by collections primarily for our EDS business. The use of cash for other assets was primarily due to capitalized software development costs for new products. The use of cash for accounts payable was due to the timing of payments. The timing of payments to employees for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded cash payments for them. The source of cash from the change in pension and postretirement benefits was due to expenses exceeding related cash contributions. Pension plan contributions in 2003 amounted to $60.8 million, and exceeded our originally planned contributions for 2003 by more than $10 million. The use of cash for other current liabilities was to fund certain contracts in a loss position for which estimated costs exceeded the estimated contract value, partially offset by cash collections for milestone billings in excess of cost incurred on contracts primarily for training devices.

The source of cash from other liabilities was generated primarily from terminating interest rate swap agreements. During 2003, we terminated interest rate swap agreements, which is discussed in "Derivative Financial Instruments", and generated cash proceeds related to deferred gains on them of $19.9 million, of which $2.1 million was recorded in other current liabilities and $17.8 million was recorded in other liabilities. For 2002, we also terminated interest rate swap agreements and generated cash proceeds related to net deferred gains on them of $16.8 million.

During 2002, we generated $318.5 million of cash from operating activities, an increase of $145.5 million from $173.0 million generated during 2001. Net income adjusted for non-cash expenses and deferred income taxes increased by $132.4 million to $415.9 million in 2002 from $283.5 million in 2001. During 2002, the use of cash from the change in operating assets and liabilities decreased to $97.4 million, compared to $110.5 million in 2001.

Our cash flows from operating activities during 2002 reflect increases in billed and unbilled receivables, other current assets and other assets. The use of cash related to customer advances was due to liquidations on certain foreign contracts. The use of cash for other current liabilities was to fund contracts in a loss position for which estimated costs exceed the estimated contract value, and was partially offset by an increase in accrued warranty costs primarily for explosive detection systems delivered in 2002. The timing of payments to employees for salaries and wages, as well as the timing of interest payments, was a source of cash. The source of cash in other liabilities was primarily due to deferred gains on the termination of our swap agreements. Pension plan contributions in 2002 amounted to $47.4 million.

In 2001, we used cash for increases in inventories, receivables and negative operating margins related to our PrimeWave business and naval power equipment products, as well as for incurred contract costs in excess of billings for the continued effort on the AVCATT contract. These uses of cash were partially offset by a settlement of certain items related to a services agreement and lower income tax payments.

Our cash from operating activities includes interest payments on debt of $119.9 million for 2003, $109.3 million for 2002 and $81.6 million for 2001. Our interest expense also includes amortization of deferred debt issue costs and deferred gains on terminated interest swap agreements, which are non-cash items.

Our cash from operating activities includes income tax payments, net of refunds, of $17.3 million for 2003, $2.1 million for 2002, and $4.9 million for 2001. Our income tax payments were substantially less than our provisions for income taxes reported on our statements of operations primarily because of income tax deductions from our acquired businesses structured as asset purchases and income tax deductions for compensation expense arising from the exercise of employee stock options. The income tax deductions from the exercise of employee stock options are accounted for as a reduction to current income taxes payable and an increase to shareholders' equity (see Note 13 to our consolidated financial statements). L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect that the acquisitions L-3 has completed through December 31, 2003 will continue to generate substantial annual deferred tax benefits through 2017. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3's financial reporting amounts for goodwill would be greater than the income tax basis for goodwill. L-3 also receives significant income tax deductions and deferred tax benefits from its acquired businesses structured as asset purchases for income tax purposes from accelerated depreciation of plant and equipment.

Investing Activities

During 2003, we used $1,014.4 million of cash for acquisitions of businesses. We paid $988.3 million to acquire Avionics Systems, Aeromet, MAS, Vertex and certain assets of IPICOM, Inc. We also paid $26.1 million for certain acquisitions that we completed prior to January 1, 2003, for purchase price adjustments based on final closing date net assets of the acquired businesses and earnouts, which were resolved during the period. During 2002, we invested $1,742.1 million to acquire businesses, primarily for Integrated Systems and Detection Systems. During 2001, we invested $446.9 million to acquire businesses.

On May 31, 2001, we sold a 30% interest in ACSS to Thales Avionics for $75.2 million in cash, which resulted in an after-tax gain of $4.3 million.

Financing Activities

Debt

Senior Credit Facilities.    At December 31, 2003, the senior credit facilities were comprised of a $500.0 million five-year revolving credit facility maturing on May 15, 2006 and a $250.0 million 364-day revolving facility. On February 24, 2004, the maturity date of the 364-day revolving credit facility was extended to February 22, 2005.

At December 31, 2003, available borrowings under our senior credit facilities were $665.9 million, after reductions for outstanding letters of credit of $84.1 million. There were no outstanding borrowings under our senior credit facilities at December 31, 2003.

Redemptions.    On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1.6 million of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298.2 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $0.2 million of Convertible Notes were redeemed on January 12, 2004 for cash. As a result of these conversions and redemptions, our principal amount of long-term debt decreased by $298.4 million and shareholders' equity increased by $292.3 million in January 2004 compared to December 31, 2003.

On May 21, 2003, L-3 Communications initiated a full redemption of all the outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, we purchased and paid cash for all the outstanding May 1998 Notes, including accrued interest. During 2003, we recorded a pre-tax charge of $11.2 million, comprising of premiums and other transaction costs of $7.8 million and $3.4 million to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

On June 6, 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. During 2002, we recorded a pre-tax charge of $16.2 million ($9.9 million after-tax), comprised of premiums, fees and other transaction costs of $12.5 million and $3.7 million to write-off the remaining balance of unamortized debt issue costs relating to these notes.

Debt Issuances.    The table below presents a summary of our issuances of debt obligations for 2001, 2002 and 2003. Our outstanding debt obligations, all of which are senior subordinated debt, were rated BB– by Standard & Poor's and Ba3 by Moody's at December 31, 2003. For additional details about the terms of our debt, see Note 8 to our consolidated financial statements.

Description of Debt Issuances	Issue Date	Principal Amount	Discount	Commissions and Other Offering Expenses	Net Proceeds		Semi-Annual Interest Payment Dates
	(in millions)
L-3 Communications
6 1/8% Senior Subordinated Notes due January 15, 2014	December 22, 2003	$400.0	$7.4	$1.6	$391.0	(1)	January 15 and July 15
6 1/8% Senior Subordinated Notes due July 15, 2013	May 21, 2003	400.0	1.8	7.1	391.1	(2)	January 15 and July 15
7 5/8% Senior Subordinated Notes due June 15, 2012	June 28, 2002	750.0	—	18.5	731.5	(3)	June 15 and December 15
L-3 Holdings
4% Senior Subordinated Convertible Contingent Debt Securities (CODES) due September 15, 2011(4)	October 24, 2001	420.0	—	12.8	407.2	(5)	March 15 and September 15

(1)	The net proceeds from this offering were used to repay $275.0 million of borrowings outstanding under our senior credit facilities and to increase cash and cash equivalents.
(2)	The net proceeds from this offering were used to redeem the 8 1/2% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.
(3)	The net proceeds from this offering and the concurrent sale of 14.0 million shares of our common stock, discussed below under "-Equity," were used to (a) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (b) repay the indebtedness outstanding under our senior credit facilities, (c) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 (discussed above) and (d) increase cash and cash equivalents.
(4)	The CODES are convertible into L-3 Holdings' common stock at a conversion price of $53.81 per share (7,804,878 shares) under certain circumstances as described in Note 8 to our consolidated financial statements. Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES. The contingent interest payment provision was triggered for the period beginning September 15, 2002 to March 14, 2003 and resulted in additional interest for that period of $0.8 million.
(5)	The net proceeds from this offering were used to increase cash and cash equivalents.

Debt Covenants.    The senior credit facilities, senior subordinated notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. See Note 8 to our consolidated financial statements for a description of our debt and related financial covenants at December 31, 2003. We are in compliance with those covenants in all material respects. The senior credit facilities limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Holdings' legal existence, income taxes up to certain amounts, interest accrued on the CODES or to provide for operating costs of up to $1.0 million annually. Under the covenant, L-3 Communications may also pay permitted dividends to L-3 Holdings:

•	in an amount not to exceed $25.0 million in any fiscal quarter, so long as no default or event of default has occurred and is continuing;

•	in an amount not to exceed $200.0 million to permit L-3 Holdings to repurchase its common stock, so long as those dividends are paid with the net proceeds of additional subordinated indebtedness issued by L-3 Communications after January 1, 2004. L-3 Holdings may repurchase its common stock in an amount not to exceed $200.0 million, whether from the proceeds of dividends from L-3 Communications or of issuances of permitted convertible securities or capital stock of L-3 Holdings; and

•	in an amount not to exceed $10.0 million in any fiscal year to fund certain repurchases of common stock of L-3 Holdings from beneficiaries of equity compensation plans of L-3 Communications, L-3 Holdings or their subsidiaries. L-3 Holdings may make further payments of up to $2.0 million from the proceeds of issuances of its common stock to repurchase common stock held by management.

The senior credit facilities contain cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $15.0 million and those defaults have not been cured after 10 days. The senior subordinated notes and CODES indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10.0 million in aggregate principal amount of those obligations.

The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the CODES. The CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its restricted subsidiaries other than its foreign subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes.

Equity

On January 26, 2004, we announced that our Board of Director's had declared our first quarterly cash dividend of $0.10 per share, payable March 15, 2004, to shareholders of record at the close of business on February 17, 2004. On February 17, 2004, L-3 Holdings had 105,227,879 shares of common stock outstanding.

On June 28, 2002, L-3 Holdings sold 14.0 million shares of its common stock in a public offering for $56.60 per share. Upon closing, we received net proceeds of $766.8 million after deducting underwriting discounts and commissions and other offering expenses. The net proceeds from this sale and the concurrent sale of senior subordinated notes by L-3 Communications were used to (i) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (ii) repay the indebtedness outstanding under our senior credit facilities, (iii) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 discussed above and (iv) increase cash and cash equivalents.

On April 23, 2002, we announced that our Board of Directors had authorized a two-for-one stock split on all shares of L-3 Holdings common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock spilt, L-3 Holdings had approximately 80 million shares of common stock outstanding.

On May 2, 2001, L-3 Holdings sold 9.2 million shares of its common stock in a public offering for $40.00 per share. In addition, as part of the transaction, other selling stockholders, including affiliates of Lehman Brothers Inc., sold 4.7 million secondary shares. Upon closing, we received net proceeds of $353.6 million, which we used to repay borrowings outstanding under our senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

Contractual Obligations

The table below presents our contractual obligations at December 31, 2003.

		Year(s) Ending December 31,
Contractual Obligations:	Total	2004		2005-2006	2007- 2008	2009 and thereafter
	(in millions)
Principal amount of L-3 Communications Corporation long-term debt	$1,750.0	$—		$—	$200.0	$1,550.0
Principal amount of L-3 Holdings Inc. long-term debt	718.4	—		—	—	718.4
Non-cancelable operating leases	574.8	82.6		158.3	106.6	227.3
Notes payable and capital lease obligations	10.8	9.3		1.5	—	—
Purchase obligations(1)	637.8	587.3		48.4	1.6	0.5
Other long-term liabilities(2)	96.9	68.0	(3)	11.2	3.7	14.0
Total	$3,788.7	$747.2		$219.4	$311.9	$2,510.2

(1)	Represents open purchase orders at December 31, 2003 for amounts expected to be paid for goods or services that are legally binding on us.
(2)	Other long-term liabilities primarily consists of workers compensation, deferred compensation and litigation settlement accruals for the years ending December 31, 2005 and thereafter and also includes pension and postretirement benefit plan contributions that we expect to pay in 2004.
(3)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. During 2002 and 2003, U.S. Congress had granted plan sponsors an interest rate reduction for calculating minimum pension plan contributions. For 2004, we expect to contribute approximately $55.0 million to our pension plans, assuming the extension of such interest rate reduction, or $75.0 million if the interest rate reduction is not extended and $13.0 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of 1 year.

Off Balance Sheet Arrangements

On December 31, 2002, we entered into two real estate lease agreements, as lessee, with a third-party lessor, which expire on December 31, 2005 and are accounted for as operating leases. On or before the lease expiration date, we can exercise options under the lease agreements to either renew the leases, purchase both properties for $28.0 million, or sell both properties on behalf of the lessor (the "Sale Option"). If we elect the Sale Option, we must pay the lessor a residual guarantee amount of $22.7 million for both properties, on or before the lease expiration date, and at the time both properties are sold, we must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $5.3 million.

We have a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems near a USAF base. We acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. On December 31, 2002, we, as lessee, entered into an operating lease agreement for a term of 15 years for one of the simulator systems with the owner-lessor. At the end of the lease term, we may elect to purchase the simulator system at fair market value, which can be no less than $2.6 million and no greater than $6.4 million. If we do not elect to purchase the simulator system, then on the date of expiration, we shall pay to the lessor, as additional rent, $2.6 million and return the simulator system to the lessor. The aggregate non-cancelable rental payments under this operating lease are $32.5 million, including the additional rent of $2.6 million. On February 27, 2003, we, as lessee, entered into an operating lease agreement for a term of 15 years for the remaining simulation systems with the owner-lessor. At the end of the lease term, we may elect to purchase the simulator systems at fair market value, which can be no less than $4.1 million and no greater than $14.5 million. If we do not elect to purchase the simulator systems, then on the date of expiration, we shall return the simulator systems to the lessor. The aggregate non-cancelable rental payments under this operating lease are $53.3 million.

Derivative Financial Instruments

Included in our derivative financial instruments are foreign currency forward contracts, interest rate swap agreements and the embedded derivatives related to the issuance of our CODES. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Embedded Derivatives.    The contingent interest payment and contingent conversion features of the CODES are embedded derivatives which we bifurcated from the CODES and separately recorded on our balance sheet. On the date of issuance of the CODES, we ascribed $2.5 million of the net proceeds from the CODES to those embedded derivatives which represented their aggregate fair value, and recorded it as a liability in accordance with SFAS No. 133. The subsequent increases (decreases) to the fair values of the embedded derivatives are recorded as losses (gains) in the statement of operations. Their fair values at December 31, 2003 were $2.7 million, which represents a liability.

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities all of which are denominated in U.S. dollars. At December 31, 2003, there were no outstanding borrowings under our senior credit facilities. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates. Depending on the interest rate environment we may enter into interest rate swap agreements to convert the fixed interest rates on a portion of our outstanding debt to variable interest rates, or terminate any existing interest rate swap agreements. At December 31, 2003, we do not have any interest rate swap agreements in place. We may enter into interest rate swap agreements during 2004, depending on market interest rates and conditions. The table below presents the activity for our interest rate swap agreements through December 31, 2003.

					Cash Proceeds Received at Termination(2)			December 31, 2003
Inception Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(1)	Termination Date	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total	Cumulative Recognized Deferred Gain (Loss)(5)	Balance of Unamortized Deferred Gain (Loss)(6)
		(in millions)
July 2003	$400.0 million of 6 1/8% Senior Subordinated Notes due 2013	$400.0	2.1%	September 2003	$2.7	$8.0	$10.7	$0.2	$7.8
March 2003	$750.0 million of 7 5/8% Senior Subordinated Notes due 2012	$200.0	4.4%	June 2003	1.6	6.7	8.3	0.4	6.3
January 2003	$750.0 million of 7 5/8% Senior Subordinated Notes due 2012	$200.0	4.0%	March 2003	1.2	5.2	6.4	0.4	4.8
June 2002	$750.0 million of 7 5/8% Senior Subordinated Notes due 2012	$200.0	4.1%	September 2002	1.7	12.2	13.9	1.6	10.6
November 2001	$180.0 million of 8½% Senior Subordinated Notes due 2008	$180.0	5.3%	August 2002	1.2	(0.6)	0.6	(0.6)	—
July 2001	$200.0 million of 8% Senior Subordinated Notes due 2008	$200.0	3.9%	June 2002	3.5	5.2	8.7	1.3	3.9
					$11.9	$36.7	$48.6	$3.3	$33.4

(1)	Represents the average variable interest rate we paid prior to the termination of the interest rate swap agreement.
(2)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.
(3)	Represents interest savings earned for the period prior to the termination of the interest rate swap agreements.
(4)	Represents the future value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.
(5)	Represents the cumulative amount of deferred gain recognized as a reduction to interest expense through December 31, 2003.
(6)	The current portion of unamortized deferred gains at December 31, 2003, aggregating $4.2 million, is included in other current liabilities. The remaining $29.2 million is included in other liabilities.

When we enter into interest rate swap agreements, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions that are expected to be able to fully perform under the terms of such agreements. Cash payments between us and the counterparties are made in accordance with the terms of the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate swap agreements are provided in Notes 8 and 9 to our consolidated financial statements.

Foreign Currency Exchange Risk.    We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts. At December 31, 2003, the notional value of foreign currency forward contracts was $71.4 million and the fair value of these contracts was $1.2 million, which represented an asset. We account for these contracts as cash flow hedges.

Equity Price Risk.    Our equity investments in common stocks and limited partnerships are subject to equity price risk, including equity risk. The fair values of our investments are based on quoted market prices for investments which are readily marketable securities, and estimated fair value for nonreadily marketable securities, which is generally equal to historical cost unless such investment has experienced an other-than-temporary impairment. Both the carrying values and estimated fair values of such instruments amounted to $20.0 million at the end of 2003.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Our funded backlog at December 31, 2003 was $3,893.3 million and at December 31, 2002 was $3,228.6 million. We expect to record as sales approximately 81.2% of our funded backlog as of December 31, 2003 during 2004. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Funded orders received for the year ended December 31, 2003 were $5,477.4 million, $4,383.1 million for the year ended December 31, 2002 and $2,456.1 million for the year ended December 31, 2001.

Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-plus reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that we may receive under indefinite quantity contracts or basic ordering agreements.

Research and Development

The following table presents L-3's company-sponsored and customer-funded research and development costs for 2003, 2002 and 2001. See Note 2 to the consolidated financial statements for a discussion of L-3's accounting policies for research and development costs.

	For the Year Ended December 31,
	2003	2002	2001
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$135.7	$125.1	$81.0
Commercial Businesses	52.8	34.8	26.5
Total	$188.5	$159.9	$107.5
Customer-Funded Research and Development Costs	$573.1	$480.9	$319.4

Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment by a federal grand jury could result in the suspension for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type we manufacture and provide are reduced and not offset by greater commercial sales or other new programs or products or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to us.

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

In connection with the IS acquisition we assumed responsibility for implementing certain corrective actions required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. We have estimated that our share of the remediation cost will not exceed $2.5 million, and will be incurred over a period of 25 years. We have established adequate reserves for these costs.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air (Kalitta Air) arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, it appears likely that the matter will have to be retried. In August of 2003, Kalitta Air has recalculated its damages based on consequential damage theories of lost revenues and income and diminution in value of the business and is asserting damages in excess of $500 million. CTAS' insurance carrier has accepted defense of the matter with a reservation of rights. The Company continues to believe that it has meritorious defenses and intends to vigorously defend this matter.

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) have been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. Counsel for the plaintiffs have represented to the court that they intend to amend some or all of their complaints to delete certain of the defendants, including the Company and L-3 SDS, and to date, approximately 60 of the complaints have been amended to drop the Company and L-3 SDS as a defendant. In addition, the court has ruled that the plaintiffs who complete their applications for relief under a federal fund may not pursue judicial action. The court has ordered that the plaintiffs file final amended complaints by March 31, 2004, at which time the Company and L-3 SDS will know how many, if any, actions will be pending against them. The complaints allege various causes of action, including claims of wrongful death, negligence, strict liability and breach of contract, and seek compensatory and punitive damages. The Company and L-3 SDS believe that they have meritorious defenses to these actions and intend to vigorously defend the lawsuits. The Company purchased L-3 SDS from PerkinElmer, Inc. (PerkinElmer) on June 14, 2002. The actions have been tendered to the Company's and PerkinElmer's insurance carriers, who have accepted the defense of these matters.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with

OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims in the New York action alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) ("L-3 Vertex") is named as a defendant in nine wrongful death lawsuits in the District Court, 17th Judicial District, Tarrant County, Texas; in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida; and in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Eight claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

With respect to those investigative actions, items of litigation, claims or assessments of which we are aware, we are of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In December of 2003, the Financial Accounting Standards Board (FASB) revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. We are required to adopt the provisions of FIN 46R for our interim period ending March 31, 2004. We do not believe that L-3 holds any significant interests in VIEs that would require consolidation or additional disclosures.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for revenue recognition purposes, and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature. EITF 00-21 became effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on our financial position or results of operations.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 became effective for our interim period beginning July 1, 2003. We do not hold any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 is not expected to have a material effect on our consolidated results of operations or financial position.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). This Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January of 2002, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106). In accordance with FSP 106, we are electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the consolidated financial statements and accompanying notes do not reflect the effects of the Act on our postretirement medical plans.

Inflation

The effect of inflation on our sales and earnings has not been significant. Although a majority of our sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some of our contracts provide for price adjustments through cost escalation clauses.

Forward-Looking Statements

Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward- looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "intends" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets that we operate including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments are presented in (i) "Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments" included herein under Item 7 and (ii) Note 9 to the consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table provides information concerning the directors and executive officers of the Registrants as of February 27, 2004.

Name	Age	Position
Frank C. Lanza	72	Chairman, Chief Executive Officer and Director
Robert V. LaPenta	58	President, Chief Financial Officer and Director
Michael T. Strianese	47	Senior Vice President, Finance
Christopher C. Cambria	45	Senior Vice President, General Counsel and Secretary
Charles J. Schafer	56	Senior Vice President -– Business Operations and President, Products Group
Jimmie V. Adams	67	Vice President — Washington D.C. Operations
David T. Butler III	47	Vice President — Planning
Ralph G. D'Ambrosio	36	Vice President — Controller
Kenneth R. Goldstein	57	Vice President — Taxes
Joseph S. Paresi	48	Vice President — Product Development
Robert W. RisCassi	68	Vice President — Washington D.C. Operations
Stephen M. Souza	51	Vice President — Treasurer
Dr. Jill J. Wittels	54	Vice President — Business Development
Claude R. Canizares(1)	58	Director
Thomas A. Corcoran(1)	59	Director
Robert B. Millard(2)	53	Director
John M. Shalikashvili(2)(3)	67	Director
Arthur L. Simon(1)(3)	71	Director
Alan H. Washkowitz(2)(3)	63	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of Nominating/Corporate Governance Committee.

All Executive Officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Annual Meeting of Shareholders of L-3 Holdings, to be held on April 27, 2004. L-3 Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.    Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 13.    Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 14.    Principal Accounting Fees and Services

This information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements filed as part of this report:

(a)	Financial Statement Schedules

Not applicable

(b)	Reports Filed on Form 8-K

The following reports have been filed during the quarter ended December 31, 2003:

(i)	On December 17, 2003, the Registrant filed a report on Form 8-K announcing to its intention to raise $400.0 million through a private placement of senior subordinated notes and to redeem all of its outstanding 5.25% Convertible Senior Subordinated Notes due 2009.

(ii)	On December 22, 2003, the Registrant filed a report on Form 8-K announcing the completion of its offering of $400.0 million principal amount of 6 1/8% Senior Subordinated Notes due 2014 and the initiation of a full redemption of all of its outstanding 5.25% Convertible Senior Subordinated Notes due 2009.

(c)	Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 No. 333-31649).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 No. 333-31649).

Exhibit No.	Description of Exhibit
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
10.6	Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
10.11	1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).
10.12	Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-1, No. 333-70125).
10.13	Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).
10.15	Option Plan for Non-Employee Directors of L-3 Communication's Holdings, Inc (incorporated by reference to Exhibit 10.15 to Registrant's annual report on Form 10-K, filed on March 31, 1999).
10.16	1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to Registrant's Registration annual report on Form 10-K filed on March 30, 2000).
10.20	L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-1, No. 333-46975).
10.25	L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed April 2, 2001).
10.31	Indenture dated as of May 21, 2003 ("May 2003 Indenture") between L-3 Communications Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4 No. 333-106106).
10.32	Indenture dated as of December 11, 1998 ("December 1998 Indenture") among L-3 Communications Corporation, the Guarantors named therein and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration Statement on Form S-1, No. 333-70125).
**10.33	Indenture dated as of December 22, 2003 ("December 2003 Indenture") among L-3 Communications Corporation, Inc., the Guarantors named therein and the Bank of New York, as Trustee.
10.40	Third Amended and Restated Credit Agreement dated as of May 16, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.41	Second Amended and Restated 364-Day Credit Agreement dated as of May 16, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.	Description of Exhibit
10.42	First Amendment to Third Amended and Restated Credit Agreement dated as of October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.43	First Amendment to Second Amended and Restated 364-Day Credit Agreement dated as of October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.44	Second Amendment to Third Amended and Restated Credit Agreement dated as of February 25, 2002 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.45	Consent and Second Amendment to Second Amended and Restated 364-Day Credit Agreement dated as of February 25, 2002 among L-3 Communications Corporation, the lenders named herein and the other parties thereto (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	Consent, Waiver and Omnibus Amendment Regarding Third Amended and Restated Credit Agreement dated as of February 25, 2003 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
10.47	Consent, Waiver and Omnibus Amendment Regarding Second Amended and Restated 364-Day Credit Agreement dated as of February 25, 2003 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
**10.48	Second Omnibus Amendment Regarding Third Amended and Restated Credit Agreement dated as of January 23, 2004 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
**10.49	Second Omnibus Amendment Regarding Second Amended and Restated 364-Day Credit Agreement dated as of January 23, 2004 among L-3 Communications Corporation the lenders named therein and the other parties thereto.
**10.50	Consent, Waiver and Third Omnibus Amendment Regarding Second Amended and Restated 364 Day Credit Agreement dated as of February 24, 2004 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
**10.51	Third Omnibus Amendment Regarding Third Amended and Restated Credit Agreement dated as of February 24, 2004 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
10.53	Indenture dated as of October 24, 2001 ("2001 Indenture") among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.f of the Registrant's Registration Statement on form S-3, No. 333-75558).
**10.55	Supplemental Indenture dated as of February 25, 2004, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the May 2003 Indenture.
**10.56	Supplemental Indenture dated as of February 25, 2004, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the December 1998 Indenture.

Exhibit No.	Description of Exhibit
**10.58	Supplemental Indenture dated as of February 25, 2004, among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the 2001 Indenture.
10.59	Asset Purchase Agreement dated as of January 11, 2002 among Raytheon Company, Raytheon Australia Pty Ltd. and L-3 Communications Corporation (incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.60	Amendment dated as of March 8, 2002 among Raytheon Company, Raytheon Australia Pty Ltd., L-3 Communications Corporation, L-3 Communications Integrated Systems L.P. and L-3 Communications Australia Pty Ltd to the Asset Purchase Agreement dated as of January 11, 2002 (incorporated by reference to Exhibit 10.60 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.91	Asset Purchase Agreement relating to the Honeywell TCAS Business by and among Honeywell Inc., L-3 Communications Corporation and, solely in respect of the Guaranty in Article XIV, Honeywell International Inc. dated as of February 10, 2000 (incorporated by reference to Exhibit 10.91 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.92	Asset Purchase and Sale Agreement, dated January 7, 2000 by and between L-3 Communications Corporation and Raytheon Company (incorporated by reference to Exhibit 10.92 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2000).
10.93	Indenture dated as of June 28, 2002, ("2002 Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation's Registration Statement on Form S-4, No. 333-99757).
**10.94	Supplemental Indenture dated as of February 25, 2004, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 2002 Indenture.
**10.95	Transaction Agreement dated as of October 21, 2003 by and among L-3 Communications Corporation, RAAH I, LLC and Vertex Aerospace LLC.
**10.96	Supplemental Indenture dated as of February 25, 2004, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the December 2003 Indenture.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.
**21	Subsidiaries of the Registrant.
**23.1	Consent of PricewaterhouseCoopers LLP.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented on Note 12 to the Consolidated Financial Statements as of December 31, 2003 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 4, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC. L-3 COMMUNICATIONS CORPORATION
By: /s/ Robert V. LaPenta
Title: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 4, 2004 and in the capacities indicated.

Signature	Title

/s/ Frank C. Lanza	Chairman, Chief Executive Officer (Principal
Frank C. Lanza	Executive Officer) and Director

/s/ Robert V. LaPenta	President, Chief Financial Officer (Principal Financial
Robert V. LaPenta	Officer) and Director

/s/ Michael T. Strianese	Senior Vice President, Finance (Principal Accounting Officer)
Michael T. Strianese

/s/ Claude R. Canizares	Director
Claude R. Canizares

/s/ Thomas A. Corcoran	Director
Thomas A. Corcoran

/s/ Robert B. Millard	Director
Robert B. Millard

/s/ John M. Shalikashvili	Director
John M. Shalikashvili

/s/ Arthur L. Simon	Director
Arthur L. Simon

/s/ Alan H. Washkowitz	Director
Alan H. Washkowitz

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
    L-3 Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Communications") and subsidiaries (collectively, the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L-3 Holdings and L-3 Communications and subsidiaries as of December 31, 2003 and 2002 and their respective consolidated results of operations and cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 5 to the financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 27, 2004

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$134,876	$134,856
Contracts in process	1,615,348	1,317,993
Deferred income taxes	152,785	143,634
Other current assets	34,693	42,891
Total current assets	1,937,702	1,639,374
Property, plant and equipment, net	519,749	458,639
Goodwill	3,652,436	2,794,548
Intangible assets	162,156	90,147
Deferred income taxes	100,482	147,190
Deferred debt issue costs	48,572	48,839
Other assets	71,793	63,571
Total assets	$6,492,890	$5,242,308
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$195,548	$167,240
Accrued employment costs	239,690	187,754
Accrued expenses	72,880	56,763
Customer advances	58,078	62,645
Accrued interest	25,898	18,395
Income taxes	70,159	33,729
Other current liabilities	261,959	183,416
Total current liabilities	924,212	709,942
Pension and postretirement benefits	359,020	343,527
Other liabilities	101,651	65,644
Long-term debt	2,457,300	1,847,752
Total liabilities	3,842,183	2,966,865
Commitments and contingencies
Minority interest	76,211	73,241
Shareholders' equity:
L-3 Holdings' common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 97,077,495 and 94,577,331 shares (L-3 Communications' common stock; $.01 par value, 100 shares authorized, issued and outstanding)	1,893,488	1,794,976
Retained earnings	757,467	479,827
Unearned compensation	(3,622)	(3,302)
Accumulated other comprehensive loss	(72,837)	(69,299)
Total shareholders' equity	2,574,496	2,202,202
Total liabilities and shareholders' equity	$6,492,890	$5,242,308

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Sales:
Contracts, primarily U.S. Government	$4,467,554	$3,581,102	$1,932,205
Commercial, primarily products	594,040	430,127	415,217
Total sales	5,061,594	4,011,229	2,347,422
Costs and expenses:
Contracts, primarily U.S. Government	3,905,449	3,137,561	1,699,617
Commercial, primarily products:
Cost of sales	384,727	270,800	252,790
Selling, general and administrative expenses	137,626	114,052	93,238
Research and development expenses	52,771	34,837	26,447
Total costs and expenses	4,480,573	3,557,250	2,072,092
Operating income	581,021	453,979	275,330
Interest and other income	215	4,921	1,739
Interest expense	132,683	122,492	86,390
Minority interest	3,515	6,198	4,457
Loss on retirement of debt	11,225	16,187	—
Income before income taxes and cumulative effect of a change in accounting principle	433,813	314,023	186,222
Provision for income taxes	156,173	111,556	70,764
Income before cumulative effect of a change in accounting principle	277,640	202,467	115,458
Cumulative effect of a change in accounting principle, net of income tax benefit of $6,428 (Note 5)	—	(24,370)	—
Net income	$277,640	$178,097	$115,458
L-3 Holdings' earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$2.89	$2.33	$1.54
Cumulative effect of a change in accounting principle	—	(0.28)	—
Net income	$2.89	$2.05	$1.54
Diluted:
Income before cumulative effect of a change in accounting principle	$2.71	$2.18	$1.47
Cumulative effect of a change in accounting principle	—	(0.25)	—
Net income	$2.71	$1.93	$1.47
L-3 Holdings' weighted average common shares outstanding:
Basic	96,022	86,943	74,880
Diluted	106,068	97,413	85,438

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	L-3 Holdings' Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Par Value
Balance December 31, 2000	67,213	$672	$515,254	$186,272	$(2,457)	$(7,172)	$692,569
Comprehensive income:
Net income				115,458			115,458
Minimum pension liability, net of $11,955 tax benefit						(19,519)	(19,519)
Foreign currency translation adjustment, net of $164 tax benefit						(268)	(268)
Unrealized loss on securities, net of $111 tax benefit						(180)	(180)
Unrealized loss on securities reclassified to net income from other comprehensive loss, net of $2,274 tax expense						3,632	3,632
Unrealized losses on hedging instruments, net of $100 tax benefit						(163)	(163)
							98,960
Shares issued:
Sale of common stock	9,150	92	353,530				353,622
Employee savings plans	418	4	16,864				16,868
Acquisition consideration	588	6	17,351				17,357
Exercise of stock options	1,128	11	28,253				28,264
Employee stock purchase plan			4,861				4,861
Grant of restricted stock			2,118		(2,118)		—
Amortization of unearned compensation					1,370		1,370
Other			21				21
Balance December 31, 2001	78,497	785	938,252	301,730	(3,205)	(23,670)	1,213,892
Comprehensive income:
Net income				178,097			178,097
Minimum pension liability, net of $29,859 tax benefit						(45,580)	(45,580)
Foreign currency translation adjustment, net of $1,626 tax benefit						65	65
Unrealized losses on hedging instruments reclassified to net income from other comprehensive loss, net of $198 tax expense						323	323
Unrealized losses on hedging instruments, net of $275 tax benefit						(437)	(437)
							132,468
Shares issued:
Sale of common stock	14,000	140	766,640				766,780
Employee savings plans	529	5	28,133				28,138
Acquisition consideration	229	2	10,605				10,607
Exercise of stock options	970	10	30,665				30,675
Employee stock purchase plan	352	4	17,474				17,478
Grant of restricted stock			2,231		(2,231)		—
Amortization of unearned compensation					2,134		2,134
Other			30				30
Balance December 31, 2002	94,577	946	1,794,030	479,827	(3,302)	(69,299)	2,202,202
Comprehensive income:
Net income				277,640			277,640
Minimum pension liability, net of $2,313 tax benefit						(4,189)	(4,189)
Foreign currency translation adjustment, net of $141 tax benefit						(245)	(245)
Unrealized gains on hedging instruments, net of $571 tax expense						896	896
							274,102
Shares issued:
Employee savings plans	912	9	39,485				39,494
Acquisition consideration	110	1	4,968				4,969
Exercise of stock options	835	8	22,722				22,730
Employee stock purchase plan	603	6	26,378				26,384
Conversion of 5¼ % Convertible Senior Subordinated Notes	40	1	1,629				1,630
Grant of restricted stock			3,295		(3,295)		—
Amortization of unearned compensation					2,975		2,975
Other			10				10
Balance December 31, 2003	97,077	$971	$1,892,517	$757,467	$(3,622)	$(72,837)	$2,574,496

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$277,640	$178,097	$115,458
Cumulative effect of a change in accounting principle	—	24,370	—
Loss on retirement of debt	11,225	16,187	—
Goodwill amortization	—	—	42,356
Depreciation	77,340	66,230	40,362
Amortization of intangibles and other assets	18,083	9,630	4,233
Amortization of deferred debt issue costs (included in interest expense)	7,977	7,392	6,388
Deferred income tax provision	94,747	79,092	52,638
Minority interest	3,515	6,198	4,457
Other non-cash items, principally contributions to employee savings plans in L-3 Holdings' common stock	39,773	28,653	17,576
Subtotal	530,300	415,849	283,468
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(120,397)	(75,031)	(40,652)
Other current assets	(1,731)	(15,257)	1,643
Other assets	(15,861)	(16,641)	(12,033)
Accounts payable	(19,503)	(21,904)	(43,165)
Accrued employment costs	20,558	30,100	11,931
Accrued expenses	5,646	(2,581)	(20,300)
Customer advances	(4,773)	(11,272)	12,627
Accrued interest	7,503	7,199	(3,047)
Income taxes	44,081	30,852	14,431
Other current liabilities	(25,384)	(41,206)	(37,555)
Pension and postretirement benefits	5,088	(1,670)	4,550
Other liabilities	19,008	20,517	1,423
All other operating activities, principally foreign currency translation	11,528	(495)	(353)
Subtotal	(74,237)	(97,389)	(110,500)
Net cash from operating activities	456,063	318,460	172,968
Investing activities:
Acquisition of businesses, net of cash acquired	(1,014,439)	(1,742,133)	(446,911)
Proceeds from sale of businesses	8,795	—	75,206
Capital expenditures	(82,874)	(62,058)	(48,121)
Disposition of property, plant and equipment	3,854	3,548	1,237
Other investing activities	(3,393)	(9,885)	(6,301)
Net cash used in investing activities	(1,088,057)	(1,810,528)	(424,890)
Financing activities:
Borrowings under revolving credit facilities	295,000	566,000	316,400
Repayment of borrowings under revolving credit facilities	(295,000)	(566,000)	(506,400)
Borrowings under bridge loan facility	—	500,000	—
Repayment of borrowings under bridge loan facility	—	(500,000)	—
Proceeds from sale of senior subordinated notes	790,788	750,000	420,000
Redemption of senior subordinated notes	(187,650)	(237,468)	—
Proceeds from sale of L-3 Holdings' common stock, net	—	766,780	353,622
Debt issuance costs	(9,591)	(19,759)	(16,671)
Proceeds from exercise of stock options	14,273	17,372	16,325
Proceeds from employee stock purchase plan	26,384	17,478	4,861
Distributions paid to minority interest	(1,975)	(2,854)	(2,530)
Other financing activities	(215)	(25,647)	(5,343)
Net cash from financing activities	632,014	1,265,902	580,264
Net increase (decrease) in cash	20	(226,166)	328,342
Cash and cash equivalents, beginning of the period	134,856	361,022	32,680
Cash and cash equivalents, end of the period	$134,876	$134,856	$361,022

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all its operating income and cash flow through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or the "Company") is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and maintenance, Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Secure Communications & ISR.    The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. The businesses in this segment also provide secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. The Company believes that its systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communications programs and systems include:

•	secure data links for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;

•	highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

Training, Simulation & Support Services.    The businesses in this segment provide a full range of training, simulation and support services, including:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development; and

•	producing crisis management software and providing command and control for homeland security applications.

Aviation Products & Aircraft Modernization. The businesses in this segment provide aviation products and aircraft modernization services, including:

•	airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and maritime hardened voyage recorders;

•	ruggedized custom displays for military and high-end commercial applications;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior completion for Head-of-State aircraft;

•	engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personnel equipment;

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics support, and supply chain management, primarily for military training, tactical, cargo and utility aircraft, and the Patriot Missile System and M1 Abrams Main Battle Tank; and

•	advanced cockpit avionics products and specialized avionics repair and overhaul services for various segments of the aviation market.

Specialized Products.    The businesses in this segment supply products, including components, subsystems and systems to military and commercial customers in several niche markets. These products include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	ruggedization and integration of commercial off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

•	security and surveillance systems for aviation, port and border applications, including those for perimeter security and for detection of explosives, concealed weapons, contraband and illegal narcotics, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including tracking and flight termination;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

•	premium fuzing products and safety and arming devices for missiles and munitions;

•	microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

•	high performance antennas and ground based radomes;

•	training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles; and

•	precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 5¼% Convertible Senior Subordinated Notes due 2009, substantially all of which converted into L-3 Holdings' common stock in January 2004, and the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 20 for additional information.

Principles of Consolidation:    The consolidated financial statements of the Company include all wholly-owned and significant majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method.

Sales and Costs and Expenses Presentation:    The Company presents its sales and costs and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products". Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written contractual arrangements, most of which require the Company to design, develop, manufacture, modify, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to specifications provided by the customer. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction – Type and certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

customers which also are within the scope of SOP 81-1 and ARB 45. Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products". These sales are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition and are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Detection Systems and Avionics Systems.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

Revenue Recognition:    The substantial majority of the Company's direct and indirect sales to the U.S. Government and certain of the Company's sales to foreign governments and commercial customers are within the scope of SOP 81-1 and ARB 45 and sales and profits on them are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price type contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost" method). Amounts representing contract change orders or claims are included in sales and estimated contract values only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43 in addition to SOP 81-1 are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs, which is generally fixed or variable based on the contract fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the conditions under which they are earned are reasonably assured of being met.

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours incurred at a fixed negotiated rate per hour that covers the profit, cost of direct labor and indirect expenses, plus the cost of materials or other specified costs.

Sales on arrangements that are not within the scope of SOP 81-1, ARB 43 or ARB 45 are recognized in accordance with the SEC's SAB No. 104. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

Contracts in Process:    Contracts in process include receivables and inventories for contracts that are within the scope of SOP 81-1, ARB 43 and ARB 45, as well as receivables and inventories related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers for all revenue arrangements, net of allowances for uncollectible accounts. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost percentage of completion method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery percentage of completion method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. In accordance with SOP 81-1 and the AICPA Audit and Accounting Guidelines, Audits of Federal Government Contractors, the Company's inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government, also include allocated general

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

and administrative costs, independent research and development costs and bid and proposal costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process, which is a component of Other Current Liabilities. Under the contractual arrangements on certain contracts with the U.S. Government, the Company receives progress payments as it incurs costs. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related Unbilled Contract Receivables and Inventoried Contract Costs. Customer Advances are classified as current liabilities.

Inventories other than Inventoried Contract Costs are stated at the lower of cost or market primarily using the average cost method.

The Company values its acquired contracts in process on the date of acquisition at contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts.

Derivative Financial Instruments:    The Company has entered into interest rate swap agreements and foreign currency forward contracts. Derivative financial instruments also include embedded derivatives. The Company's interest rate swap agreements have been accounted for as fair value hedges. The difference between the variable interest rates paid on the interest rate swap agreements and the fixed interest rate on the debt instrument underlying the swap agreements is recorded as increases or decreases to interest expense. Upon termination of an interest rate swap agreement, the cash received or paid that relates to the future value of the swap agreements at the termination date is a deferred gain or loss, which is recognized as a decrease or increase to interest expense over the remaining term of the underlying debt instrument. Foreign currency forward contracts are accounted for as cash flow hedges. Gains and losses on foreign currency forward contracts are reported as a component of the underlying transaction within contracts in process. The embedded derivatives related to the issuance of the Company's debt are recorded at fair value with changes reflected in the statement of operations.

Property, Plant and Equipment:     Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of income.

Debt Issuance Costs:    Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using a method that approximates the effective interest method.

Identifiable Intangible Assets:    Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer relationships, technology and non-compete agreements. Effective January 1, 2002, the initial measurement of these intangible assets has been based on their fair values. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgements regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. Identifiable intangible assets are amortized over their useful lives, which range from 5 to 20 years.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Goodwill:     Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment based on their estimated fair values using discounted cash flows valuation at the beginning of each year, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 40 years except for goodwill related to acquisitions consummated after June 30, 2001. Prior to the adoption of SFAS No. 142, the Company evaluated the carrying amount of goodwill by reference to current and estimated profitability and undiscounted cash flows.

Income Taxes:    The Company provides for income taxes using the liability method. Deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment. Valuation allowances for deferred tax assets are provided when it is more likely than not that the assets will not be realized, considering, when appropriate, tax planning strategies.

Research and Development:    Independent research and development costs sponsored by the Company include bid and proposal costs, and relate to both U.S. Government products and services and those for commercial and foreign customers. The independent research and development (IRAD) and bid and proposal costs (B&P) for the Company's businesses that are U.S. Government contractors are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations, and are specifically excluded from the scope of SFAS No. 2, Accounting for Research and Development Costs (SFAS No. 2). In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company reports IRAD and B&P costs allocated to U.S. Government contracts as costs of sales when the related contract sales are recognized, and are not accounted for as period expenses. Research and development costs for the Company's businesses that are not U.S. Government contractors are expensed as incurred in accordance with SFAS No. 2.

Customer-funded research and development costs are incurred pursuant to contracts to perform research and development activities according to customer specifications. These costs are not accounted for as research and development expenses in accordance with SFAS No. 2, and are also not indirect contract costs. Instead, these costs are direct contract costs and are expensed when the corresponding revenue is recognized, which is generally as the research and development services are performed. Customer-funded research and development costs are substantially all incurred under cost-reimbursable type contracts with the U.S. Government.

Computer Software Costs:    The Company's software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to products of the Company's commercial and civil businesses. Capitalized software development costs, net of accumulated amortization, was $29,990 at December 31, 2003 and $25,724 at December 31, 2002, and is included in other assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $6,917 for 2003, $5,209 for 2002 and $1,567 for 2001.

Stock-Based Compensation:    The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees amortized over the vesting period of the grants. The table below compares the "as reported" net income and L-3 Holdings earnings per share (EPS) to the "pro forma" net income and L-3 Holdings EPS that the Company would have reported if the Company had elected to recognize compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Year Ended December 31,
	2003	2002	2001
Net income:
As reported	$277,640	$178,097	$115,458
Pro forma	259,997	160,079	107,573
L-3 Holdings Basic EPS:
As reported	$2.89	$2.05	$1.54
Pro forma	2.71	1.84	1.44
L-3 Holdings Diluted EPS:
As reported	$2.71	$1.93	$1.47
Pro forma	2.54	1.75	1.38

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 14.

Product Warranties:    Product warranty costs are accrued when the covered products are shipped to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as these costs are incurred.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue and profit recognition, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets, including goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates.

Recently Issued Accounting Standards:     In December of 2003, the FASB revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company is required to adopt the provisions of FIN 46R for its interim period ending March 31, 2004. The Company does not believe that it holds any significant interests in VIEs that would require consolidation or additional disclosures.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for revenue recognition purposes, and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature. EITF 00-21 became effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments, including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 became effective for the interim period beginning July 1, 2003. The Company does not hold any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). This Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January of 2002, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106). In accordance with FSP 106, the Company is electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's postretirement medical plans.

Reclassifications:     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

3.    Acquisitions, Divestiture and Other Transactions

Acquisitions

Vertex Aerospace. On December 1, 2003, the Company acquired Vertex Aerospace LLC (Vertex) for $653,250 in cash, which includes $650,000 for the original contract purchase price, and a purchase price

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

adjustment paid on the closing date of $3,250, plus acquisition costs. The acquisition was financed with cash on hand and approximately $285,000 of borrowings under the Company's senior credit facilities. Vertex is a leading provider of aerospace and other technical services to the U.S. Department of Defense and other U.S. Government agencies. Vertex's services include logistics support, modernization and maintenance for fixed and rotary wing aircraft, supply chain management and pilot training. Vertex's engineering and technical staff support tactical, cargo and utility aircraft and other defense-related platforms. The acquisition will expand L-3's market for aircraft modernization and maintenance when combined with Integrated Systems, Spar and MAS, and will also provide complementary service offerings for L-3's existing customers. Based on a preliminary purchase price allocation for Vertex, goodwill of $483,766 was assigned to the Aviation Products & Aircraft Modernization segment and goodwill of approximately $440,000 is expected to be deductible for income tax purposes.

The table below presents a summary of the Vertex preliminary estimates of fair values of the assets acquired and liabilities assumed on the closing date of the acquisition (December 1, 2003), including preliminary valuations of acquired contracts in process. Final valuations for the estimated fair values of the assets acquired and liabilities assumed are expected to be completed during 2004. The Company does not expect material differences betwen the preliminary and final purchase price allocation for Vertex. The purchase price for Vertex is subject to adjustment based on the closing date net assets of the business. The Company expects to determine the final purchase price with the seller during 2004, and the Company estimates that such determination will result in a decrease of up to approximately $14,000 to the purchase price because of adjustments to contracts in process and plant and equipment. Any adjustment to the purchase price will be recorded as an adjustment to the preliminary goodwill amount for Vertex.

Cash	$2,187
Contracts in process	161,663
Deferred income taxes	14,096
Other current assets	1,621
Property, plant and equipment	31,050
Goodwill	483,766
Intangible assets	50,000
Deferred income taxes	2,397
Total assets acquired	746,780
Current liabilities	79,986
Long-term liabilities	12,894
Total liabilities assumed	92,880
Net assets acquired	$653,900

Military Aviation Services, Klein Associates, Aeromet, Avionics Systems and certain defense and aerospace assets of IPICOM, Inc. During 2003, in separate transactions, the Company acquired five businesses for an aggregate consideration of $351,116 in cash, plus acquisition costs. These acquisitions were financed with cash on hand. The purchase prices for Military Aviation Services, Klein Associates, Aeromet and certain defense and aerospace assets of IPICOM, Inc. are subject to adjustment based on closing date net assets or net working capital of the acquired businesses. The Company acquired the following:

•	Certain defense and aerospace assets of IPICOM, Inc. (IPICOM) on December 10, 2003. The Company paid $8,676 of the purchase price on the closing date, and the balance of the purchase price of $18,824 was recorded in other current liabilities at December 31, 2003 and subsequently

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

paid in January of 2004. This acquisition adds innovative optical networking technology to the Company's existing and growing ISR and secure communications businesses;

•	The net assets of the Military Aviation Services (MAS) business of Bombardier, Inc. on October 31, 2003. MAS provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft, and the refurbishment and modernization of selected commercial aircraft. Its customers include the Canadian Armed Forces, the DoD, aerospace and defense prime contractors and foreign military organizations;

•	All of the outstanding common stock of Klein Associates, Inc. (Klein), a business unit of OYO Corporation of Japan, on September 30, 2003. Klein designs, manufactures and supports side-scan sonar, sub-bottom profilers and related instruments and accessories for undersea search and survey, including intrusion detection systems for port security applications. Klein provides complimentary product capabilities, which the Company intends to integrate into L-3's port and maritime security systems offerings. Klein is also synergistic with the Company's acoustic undersea warfare products;

•	All of the outstanding common stock of Aeromet, Inc. (Aeromet), on May 30, 2003. Aeromet designs, develops and integrates infrared and optical systems for airborne ISR. The acquisition advances the Company's strategy to expand its electro-optical and infrared product lines and provides the Company with the ability to apply Aeromet's technology to L-3's current ISR products; and

•	All of the outstanding common stock of the avionics systems (Avionics Systems) business of Goodrich Corporation, on March 28, 2003. Avionics Systems develops and manufactures innovative avionics solutions for substantially all segments of the aviation market, and sells its products to the military, business jet, general aviation, rotary wing aircraft and air transport markets. The acquisition provides the Company with enhanced manufacturing capabilities, expanded marketing expertise, an expanded distribution network and increased efficiencies in research and development initiatives, which the Company expects to use to sell its avionics portfolio, including advanced displays, aviation recorders, transponders, collision avoidance and proximity awareness products. Avionics Systems also provides a unique set of products to add to the Company's existing product line for the commercial air transport, business jet and military aircraft markets.

Based on preliminary purchase price allocations, the goodwill recognized for the acquisitions of MAS, Klein, Aeromet, Avionics Systems and certain defense and aerospace assets of IPICOM was $311,901 and goodwill of approximately $281,000 is expected to be deductible for income tax purposes. Goodwill of $43,068 was assigned to the Secure Communication & ISR segment, $244,849 was assigned to the Aviation Products & Aircraft Modernization segment and $23,984 was assigned to the Specialized Products segment.

Aircraft Integration Systems.    On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems (AIS), a division of Raytheon Company (Raytheon), for approximately $1,148,700 in cash, which includes $1,130,000 for the original contract purchase price, and an increase to the contract purchase price of approximately $18,700 related to additional net assets received at closing, plus acquisition costs. Following the acquisition, the Company changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on the IS closing date net tangible book value, as defined in the asset purchase agreement. The acquisition was financed using approximately $229,000 of cash on hand, borrowings under the Company's senior credit facilities of $420,000 and a $500,000 senior subordinated bridge loan (See Note 8). The Company acquired IS because it is a long-standing supplier of critical COMINT, SIGINT and unique sensor systems for special customers within the U.S. Government. The Company believes that IS has excellent operating prospects

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

as its major customers increasingly focus on intelligence gathering and information distribution to the battlefield. The Company also believes there are significant opportunities to apply its proven business integration and cost control skills to further enhance IS's operating and financial performance. The Company also believes that IS creates significant opportunities for the sale of the Company's secure communications and aviation products, including communication links, signal processing, antennas, data recorders, displays and traffic control and collision avoidance systems.

The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of AIS. The AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be reported as a reduction to goodwill.

Detection Systems.    On June 14, 2002, the Company completed the acquisition of the detection systems business of PerkinElmer (Detection Systems) for $110,000 in cash, which includes $100,000 for the original contract purchase price, and an increase to the contract purchase price of $10,000 related to a preliminary purchase price adjustment, plus acquisition costs. The purchase price is subject to final adjustment based on closing date net working capital, as defined. Detection Systems offers X-ray screening for several major security applications, including: (1) aviation systems for checked and oversized baggage, break bulk cargo and air freight; (2) port and border applications including pallets, break bulk and air freight; and (3) facility protection such as parcels, mail and cargo. Detection Systems has a broad range of systems and technology, and an installed base of over 16,000 units. Detection Systems' customer base includes major airlines and airports, a number of domestic agencies, such as the U.S. Customs Service, U.S. Marshals Service, U.S. Department of Agriculture and U.S. Department of State, and international authorities throughout Europe, Asia and South America. The acquisition broadens the Company's capabilities and product offerings in the rapidly growing areas of airport security and other homeland defense markets, including explosive detection systems (EDS). The acquisition provides the Company with enhanced manufacturing and marketing capabilities, which will be used as the Company works to meet growing demand for its EDS products. Based on the final purchase price allocation for Detection Systems, goodwill of $69,225 was assigned to the Specialized Products segment and is not expected to be deductible for income tax purposes.

Telos, ComCept and TMA.    During the third quarter of 2002, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $105,824, which was comprised of $90,248 in cash, 339,008 shares of L-3 Holdings common stock for part of the ComCept purchase price valued at $15,576, plus acquisition costs. The aggregate purchase price includes net purchase price increases of $1,891 based on closing date balance sheets of the acquired businesses and $6,969 of additional purchase price based on the financial performance of the acquired businesses for various 12-month periods ending in 2003. The Company acquired:

•	all of the outstanding common stock of Telos Corporation (Telos), a business incorporated in California, which provides software development for command, control and communications and other related services for military and national security requirements, on July 19, 2002;

•	all of the outstanding common stock of ComCept, Inc. (ComCept), a company with network-centric warfare capabilities, including requirements development, modeling, simulation, communications and systems development and integration for ISR, on July 31, 2002. This acquisition is subject to additional consideration not to exceed 109,544 shares of L-3 Holdings common stock

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

which is contingent upon the financial performance of ComCept for the fiscal year ending June 30, 2004; and which will be accounted for as goodwill; and

•	all of the outstanding common stock of Technology, Management and Analysis Corporation (TMA), a provider of professional services to the DoD, primarily in support of the Naval surface and combat fleet, on September 23, 2002. The core competencies of TMA include engineering, logistics, ship test and trials, network engineering and support and hardware and software products.

Based on the final purchase price allocations, the goodwill recognized for the acquisitions of Telos, ComCept and TMA was $95,053, of which $41,771 is expected to be deductible for income tax purposes. Goodwill of $29,003 was assigned to the Secure Communications & ISR segment and $66,050 was assigned to the Training, Simulation & Support Services segment.

Northrop Grumman's Electron Devices and Displays-Navigation Systems-San Diego Businesses, Wolf Coach Inc., International Microwave Corporation, Westwood Corporation, Wescam Inc. and Ship Analytics, Inc.    During the fourth quarter of 2002, in separate transactions, the Company acquired seven businesses for an aggregate purchase price of $346,487 in cash plus acquisition costs. The aggregate purchase price includes net purchase price increases of $2,043 based on closing date balance sheets of the acquired businesses and $5,678 of additional purchase price based on the financial performance of the acquired businesses for the year ended December 31, 2003. The Company acquired:

•	the net assets of Northrop Grumman's Electron Devices and Displays-Navigation Systems-San Diego businesses on October 25, 2002. Electron Devices is a supplier of microwave power devices to all major prime contractors on key military programs, including missile seekers, aircraft navigation and landing systems, airborne and ground radar's and electronic warfare and communications systems. Following the acquisition, the Company changed Electron Devices name to L-3 Communications Electron Devices (Electron Devices). Displays-Navigation Systems is a supplier of ruggedized displays and computer and electronic systems for both military and commercial applications. Following the acquisition, the Company changed Displays-Navigation Systems' name to L-3 Communications Ruggedized Command and Control Solutions (Ruggedized Command & Control);

•	all of the outstanding common stock of Wolf Coach, Inc. (Wolf Coach), a producer of mobile communications vehicles, for customers in the television industry, the military and for the homeland defense market, on November 1, 2002. The acquisition is subject to additional purchase price not to exceed $2,700 which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2004 and 2005, and which will be accounted for as goodwill;

•	all of the outstanding common stock of International Microwave Corporation (IMC), a global communications company that provides wireless communications, network support services, information technology, defense communications and enhanced surveillance systems, on November 8, 2002;

•	all of the outstanding common stock of Westwood Corporation (Westwood), a supplier of shipboard power control, switchgear and power distribution systems to the United States Navy, Army, Air Force and Coast Guard, on November 13, 2002;

•	all of the outstanding common stock of Wescam Inc. (Wescam), a designer and manufacturer of systems for defense applications that capture images from mobile platforms and transmit them in real time to tactical command centers for interpretation and for commercial broadcast applications to production facilities; and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

•	all of the outstanding common stock of Ship Analytics, Inc (Ship Analytics), a producer of crisis management software, providing command and control for homeland security applications, on December 19, 2002. Ship Analytics also designs, manufactures and operates real-time simulation systems for critical shipboard operations for commercial maritime and naval customers. The acquisition is subject to additional purchase price not to exceed $9,000 which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2004 and 2005, and which will be accounted for as goodwill.

Based on the final purchase price allocations, the goodwill recognized for the acquisitions of Electron Devices, Ruggedized Command & Control, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics was $237,946, of which $40,606 is expected to be deductible for income tax purposes. Goodwill of $225,668 was assigned to the Specialized Products segment and $12,278 was assigned to the Training, Simulation & Support Services segment.

KDI, EER, Spar Aerospace, Emergent, BT Fuze and SY Technology.    During 2001, in separate transactions, the Company acquired six businesses for an aggregate purchase price of $501,694 in cash plus acquisition costs. The aggregate purchase price includes net purchase price increases of $9,551 based on closing date balance sheets of the acquired businesses and $9,800 of additional purchase price based on the financial performance of the acquired businesses for the years ended December 31, 2002 and 2003. The Company acquired:

•	all of the outstanding common stock of KDI Precision Products (KDI) on May 4, 2001;

•	all of the outstanding common stock of EER Systems (EER) on May 31, 2001;

•	all of the outstanding common stock of Spar Aerospace Limited (Spar), a leading provider of high-end aviation product modernization;

•	all of the outstanding common stock of Emergent Government Services Group (Emergent), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition, the Company changed Emergent's name to L-3 Communications Analytics (L-3 Analytics);

•	the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technologies was later renamed BT Fuze Products (BT Fuze); and

•	the net assets of SY Technology, Inc. (SY), a provider of air warfare simulation services, on December 31, 2001.

Additionally, during the years ended December 31, 2003, 2002 and 2001, the Company purchased other businesses, which individually and in the aggregate were not material to the Company's consolidated results of operations, financial position or cash flows in the year acquired.

Substantially all of the acquisitions were initially financed with cash on hand or borrowings under the Company's bank credit facilities.

All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Avionics Systems, Aeromet, Klein, MAS, Vertex and certain defense and aerospace assets of IPICOM are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of billings to complete contracts in process, identifiable intangibles, plant and equipment, litigation liabilities and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company expects to complete the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

purchase price allocations in 2004. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material.

Unaudited Pro Forma Statement of Operations Data

Assuming the business acquisitions the Company completed during 2003 and the related financing transactions occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $5,817,700, $298,100 and $2.90, respectively, for the year ended December 31, 2003.

Assuming the business acquisitions the Company completed during 2003 and 2002 and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $5,474,500, $174,100 and $1.77, respectively, for the year ended December 31, 2002.

Assuming the business acquisitions the Company completed during 2002 and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $4,699,100, $167,800 and $1.71, respectively, for the year ended December 31, 2002.

Assuming the business acquisitions the Company completed during 2002 and 2001 and the related financing transactions occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $4,139,600, $113,900 and $1.21, respectively, for the year ended December 31, 2001.

The pro forma results disclosed in the preceding paragraphs are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the Company completed the acquisitions and the related financing transactions on January 1, 2001, January 1, 2002 and January 1, 2003.

Divestiture and Other Transactions

On May 31, 2001, the Company sold a 30% interest in Aviation Communications and Surveillance Systems LLC (ACSS) which comprised the Company's TCAS business to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $75,206 of cash. L-3 continues to consolidate the financial statements of ACSS.

Interest and other income for the year ended December 31, 2003 includes net losses of $1,292 from equity-method investments and a loss of $2,180 in connection with the sale of the commercial broadband test equipment assets of the Celerity business. The net proceeds from the sale were $8,795 and are included in Proceeds from Sale of Businesses in investing activities on the Statement of Cash Flows. Interest and other income for the year ended December 31, 2001 includes a gain of $6,966 from the sale of a 30% interest in ACSS which was largely offset by a $6,341 write-down in the carrying amount of an investment in common stock. Also included in interest and other income for 2001 is a charge of $515 to account for the increase, in accordance with SFAS No. 133, in the fair value assigned to the embedded derivatives in L-3 Holdings' $420,000 4% Senior Subordinated Contingent Debt Securities due 2011 sold in the fourth quarter of 2001, and a loss of $751 from an equity method investment.

In March 2001, the Company settled certain items with a third party provider related to an existing services agreement. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred by the Company over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The $14,200 cash receipt was recorded as a reduction of costs and expenses in 2001.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

4.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.

	December 31,
	2003	2002
Billed receivables, less allowances of $25,221 and $12,801	$637,254	$568,382
Unbilled contract receivables	676,604	490,678
Less: unliquidated progress payments	(193,672)	(171,457)
Unbilled contract receivables, net	482,932	319,221
Inventoried contract costs, gross	368,342	320,043
Less: unliquidated progress payments	(17,624)	(13,507)
Inventoried contract costs, net	350,718	306,536
Inventories at lower of cost or market	144,444	123,854
Total contracts in process	$1,615,348	$1,317,993

The Company believes that approximately 84% of the unbilled contract receivables at December 31, 2003 will be billed and collected within one year.

The table below presents a summary of SG&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used in the determination of cost of sales for "Contracts, primarily U.S. Government." The cost data in the tables below do not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. government contractors, which are separately presented on the statements of operations under costs and expenses for "Commercial, primarily products" and expensed as incurred.

	Year Ended December 31,
	2003	2002	2001
Balance in inventoried contract costs at beginning of period	$52,253	$19,970	$24,396
Add: Acquired inventoried contract costs	–	34,417	1,575
Incurred costs(1)	496,461	429,386	298,317
Less: Amounts included in cost of sales	(509,314)	(431,520)	(304,318)
Balance in inventoried contract costs at end of period	$39,400	$52,253	$19,970

(1)	Incurred costs include IRAD and B&P costs of $135,761, $125,108, and $81,019 for the years ended December 31, 2003, 2002 and 2001, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.    Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company ceased recording goodwill amortization expense and began testing goodwill for impairment based on estimated fair values at the beginning of the year using a discounted cash flows valuation. Based on the estimated fair values of the Company's reporting units as of January 1, 2002, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment was impaired. In the first quarter of 2002, the Company completed its valuation of the assets and liabilities for these businesses and has recorded an impairment charge of $24,370, net of a $6,428 income tax benefit. The impairment charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002, in accordance with the adoption provisions of SFAS No. 142.

The table below presents net income and basic and diluted EPS for the year ended December 31, 2003 and 2002 compared with those amounts for the same period in 2001, adjusted to exclude goodwill amortization, net of income taxes for 2001.

	Year ended December 31,
	2003	2002	2001
Reported income before cumulative effect of a change in accounting principle	$277,640	$202,467	$115,458
Add: Goodwill amortization, net of income taxes and minority interest	—	—	33,899
Adjusted income before cumulative effect of a change in accounting principle	$277,640	$202,467	$149,357
Adjusted net income	$277,640	$178,097	$149,357
Basic EPS:
Reported before cumulative effect of a change in accounting principle	$2.89	$2.33	$1.54
Goodwill amortization, net of income tax and minority interest	—	—	0.45
Adjusted before cumulative effect of a change in accounting principle	$2.89	$2.33	$1.99
Adjusted net income	$2.89	$2.05	$1.99
Diluted EPS:
Reported before cumulative effect of a change in accounting principle	$2.71	$2.18	$1.47
Goodwill amortization, net of income tax and minority interest	—	—	0.40
Adjusted before cumulative effect of a change in accounting principle	$2.71	$2.18	$1.87
Adjusted net income	$2.71	$1.93	$1.87

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

Goodwill.    The table below presents the changes in goodwill allocated to the reportable segments during the year ended December 31, 2003. During 2003, the Company reclassified the goodwill from the Microdyne acquired businesses among its reportable segments to the reportable segments where the goodwill is tested for impairment.

	Secure Communications & ISR	Training Simulation & Support Services	Aviation Products & Aircraft Modernization	Specialized Products	Consolidated Total
Balance January 1, 2003	$722,135	$445,427	$620,289	$1,006,697	$2,794,548
Acquisitions	50,724	12,594	730,529	68,216	862,063
Reclassifications	(45,979)	22,869	—	23,110	—
Sale of businesses	—	—	—	(4,175)	(4,175)
Balance December 31, 2003	$726,880	$480,890	$1,350,818	$1,093,848	$3,652,436

Identifiable Intangible Assets.    The gross carrying amount and accumulated amortization balances of the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$6,519	$148,251
Technology	14,500	2,325	12,175
Non-compete agreements	2,000	270	1,730
Total	$171,270	$9,114	$162,156

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$80,826	$600	$80,226
Technology	9,825	1,844	7,981
Non-compete agreements	2,000	60	1,940
Total	$92,651	$2,504	$90,147

The Company recorded amortization expense for its identifiable intangible assets of $6,610 for 2003 and $1,337 for 2002. Based on gross carrying amounts at December 31, 2003, the Company's estimate for identifiable intangible assets amortization expense for the years ending December 31, 2004 through 2008 are presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

Year Ending December 31,	Estimated Amortization Expense
2004	$17,007
2005	$18,678
2006	$17,543
2007	$16,647
2008	$14,247

6.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	December 31,
	2003	2002
Accrued product warranty costs	$41,184	$56,487
Billings and amounts in excess of costs incurred on contracts in process	71,235	45,947
Estimated cost in excess of estimated contract value to complete contracts in process	52,063	25,754
Aggregate purchase price payable for acquired businesses	28,331	13,329
Notes payable and capital lease obligations	9,312	3,380
Deferred revenues	5,826	3,581
Current portion of net deferred gains from terminated interest rate swap agreements	4,246	2,114
Other	49,762	32,824
Total other current liabilities	$261,959	$183,416

The table below presents the changes in the Company's accrued product warranty costs for the year ended December 31, 2003.

Balance January 1, 2003	$56,487
Acquisitions during this period	2,886
Accruals for product warranties issued during the period	21,092
Accruals for product warranties existing before January 1, 2003	8,590
Settlements made during the period	(47,871)
Balance December 31, 2003	$41,184

The components of other liabilities are presented in the table below.

	December 31,
	2003	2002
Non-current portion of net deferred gains from terminated interest rate swap agreements	$29,224	$14,026
Accrued workers compensation	14,549	8,615
Notes payable and capital lease obligations	1,485	8,631
Other non-current liabilities	56,393	34,372
Total other liabilities	$101,651	$65,644

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

7.    Property, Plant and Equipment

	December 31,
	2003	2002
Land	$35,668	$33,876
Buildings and improvements	147,860	121,830
Machinery, equipment, furniture and fixtures	417,978	372,602
Leasehold improvements	138,654	121,814
Gross property, plant and equipment	740,160	650,122
Less: accumulated depreciation and amortization	(220,411)	(191,483)
Property, plant and equipment, net	$519,749	$458,639

Depreciation expense for property, plant and equipment was $77,340 for 2003, $66,230 for 2002, and $40,362 for 2001.

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2003	2002
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8½% Senior Subordinated Notes due 2008	—	180,000
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	—
6 1/8% Senior Subordinated Notes due 2014	400,000	—
	1,750,000	1,130,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	298,370	300,000
4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES)	420,000	420,000
Principal amount of long-term debt	2,468,370	1,850,000
Less: Unamortized discounts	(11,070)	(2,248)
Carrying amount of long-term debt	$2,457,300	$1,847,752

L-3 Communications

At December 31, 2003, the Company's Senior Credit Facilities were comprised of a $500,000 five-year revolving credit facility maturing on May 15, 2006 and a $250,000 364-day revolving facility. On February 24, 2004, the maturity date of the 364-day revolving credit facility was extended to February 22, 2005.

At December 31, 2003, available borrowings under the Company's Senior Credit Facilities were $665,933, after reductions for outstanding letters of credit of $84,067. There were no outstanding borrowings under the Senior Credit Facilities at December 31, 2003.

Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

of America "reference rate" (as defined) plus a spread ranging from 2.00% to 0.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 3.00% to 1.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination. The Debt Ratio is defined as the ratio of Consolidated Total Debt to Consolidated EBITDA. Consolidated Total Debt is equal to outstanding debt plus capitalized lease obligations and the outstanding amount of permitted convertible securities of L-3 Holdings guaranteed by L-3 Communications or its subsidiaries minus the lesser of actual unrestricted cash or $50,000. Consolidated EBITDA is equal to consolidated net income (excluding (i) impairment losses incurred on goodwill and identifiable intangible assets or debt and equity investments, (ii) gains or losses incurred on the retirement of debt, (iii) extraordinary gains or losses, (iv) gains or losses in connection with asset dispositions, and (v) gains or losses from discontinued operations) for the most recent four quarters, plus consolidated interest expense, income taxes, depreciation and amortization minus depreciation and amortization related to minority interest. At December 31, 2003, there were no borrowings outstanding under the Senior Credit Facilities. L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Senior Credit Facilities at a rate ranging from 0.50% to 0.30% per annum, depending on L-3 Communications' Debt Ratio in effect at the time of determination. L-3 Communications pays letter of credit fees calculated at a rate ranging from 1.50% to 0.75% per annum for performance letters of credit and 3.00% to 1.50% for all other letters of credit, in each case depending on L-3 Communications' Debt Ratio at the time of determination.

On December 22, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due January 15, 2014 (December 2003 Notes) at a discount of $7,372. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the December 2003 Notes is 6.31% per annum. Interest is payable semi-annually on January 15 and July 15 of each year commencing July 15, 2004. The net cash proceeds from this offering amounted to approximately $391,000 after deducting the discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay $275,000 of borrowings outstanding under the Senior Credit Facilities and to increase cash and cash equivalents. The December 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after January 15, 2009, the December 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning January 15, 2009 and declining annually to 100% of principal (plus accrued and unpaid interest) on January 15, 2012 and thereafter. Prior to January 15, 2007, L-3 Communications may redeem up to 35% of the December 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1,840. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the May 2003 Notes is 6.17% per annum. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2003. The net cash proceeds from this offering amounted to approximately $391,100 after deducting discounts, commissions and other offering expenses. The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents. The May 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after July 15, 2008, the May 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

12-month period beginning July 15, 2008 and declining annually to 100% of principal (plus accrued and unpaid interest) on July 15, 2011 and thereafter. Prior to July 15, 2006, L-3 Communications may redeem up to 35% of the May 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications initiated a full redemption of all its outstanding $180,000 aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, L-3 Communications purchased and paid cash for all the outstanding May 1998 Notes, including accrued interest. During 2003, L-3 Communications recorded a pre-tax charge of $11,225, comprising of premiums and other transaction costs of $7,795 and $3,430 to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

In June of 2002, L-3 Communications sold $750,000 of 7 5/8% Senior Subordinated Notes due June 15, 2012 (June 2002 Notes) with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from this offering and the concurrent sale of common stock by L-3 Holdings (see Note 10) were used to (i) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (ii) repay the indebtedness outstanding under the Company's senior credit facilities, (iii) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (iv) increase cash and cash equivalents. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter. Prior to June 15, 2005, L-3 Communications may redeem up to 35% of the June 2002 Notes with the proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount (plus accrued and unpaid interest).

In June of 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. During 2002, the Company recorded a pre-tax charge of $16,187 ($9,858 after-tax), comprised of premiums, fees and other transaction costs of $12,469 and $3,718 to write-off the remaining balance of unamortized debt issue costs relating to these notes.

In December of 1998, L-3 Communications sold $200,000 of 8% Senior Subordinated Notes due August 1, 2008 (December 1998 Notes) with interest payable semi-annually on February 1 and August 1 of each year commencing February 1, 1999. The December 1998 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The December 1998 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after August 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 104% of principal (plus accrued and unpaid interest) during the 12-month period beginning August 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on August 1, 2006 and thereafter.

Depending on the interest rate environment the Company may enter into interest rate swap agreements to convert the fixed interest rates on the Company's fixed rate debt obligations to variable interest rates or terminate any existing interest rate swap agreements. At December 31, 2003, the Company does not have any interest rate swap agreements in place. The table below presents the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

Company's interest rate swap agreements activity through December 31, 2003.

					Cash Proceeds Received at Termination(2)			December 31, 2003

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(1)	Termination Date	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total	Cumulative Recognized Deferred Gain (Loss)(5)	Balance of Unamortized Deferred Gain (Loss)(6)
July 2003	$400,000 of 6 1/8 % Senior Subordinated Notes due 2013	$400,000	2.1%	September 2003	$2,687	$8,017	$10,704	$205	$7,812
March 2003	$750,000 of 7 5/8 % Senior Subordinated Notes due 2012	$200,000	4.4%	June 2003	1,578	6,727	8,305	405	6,322
January 2003	$750,000 of 7 5/8 % Senior Subordinated Notes due 2012	$200,000	4.0%	March 2003	1,202	5,238	6,440	448	4,790
June 2002	$750,000 of 7 5/8 % Senior Subordinated Notes due 2012	$200,000	4.1%	September 2002	1,762	12,173	13,935	1,567	10,606
November 2001	$180,000 of 8½ % Senior Subordinated Notes due 2008	$180,000	5.3%	August 2002	1,186	(559)	627	(559)	—
July 2001	$200,000 of 8% Senior Subordinated Notes due 2008	$200,000	3.9%	June 2002	3,446	5,229	8,675	1,289	3,940
					$11,861	$36,825	$48,686	$3,355	$33,470

(1)	Represents the average variable interest rate L-3 paid prior to the termination of the interest rate swap agreement.
(2)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.
(3)	Represents interest savings earned for the period prior to the termination of the interest rate swap agreements.
(4)	Represents the future value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.
(5)	Represents the cumulative amount of deferred gain recognized as a reduction to interest expense through December 31, 2003.
(6)	The current portion of unamortized deferred gains at December 31, 2003, aggregating $4,246, is included in other current liabilities. The remaining $29,224 is included in other liabilities.

L-3 Holdings

On December 22, 2003, L-3 Holdings announced a full redemption of $300,000 of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1,630 of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298,183 of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $187 of Convertible Notes were redeemed on January 12, 2004 for cash. As a result of these conversions and redemptions, L-3's principal amount of long-term debt decreased by $298,370 and shareholders' equity increased by $292,334 in January 2004 compared to December 31, 2003.

In the fourth quarter of 2001, L-3 Holdings sold $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) due September 15, 2011. The net proceeds from this offering amounted to approximately $407,200 after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings' common stock at a conversion price of $53.813 per share (7,804,878 shares) under any of the following circumstances: (i) during any Conversion Period (defined below) if the closing sales price of the common stock of L-3 Holdings is more than 120% of the conversion price ($64.58) for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the respective Conversion Period; (ii) during the five business day period following any 10 consecutive trading-day period in which the average of the trading prices for the CODES was less than 105% of the conversion value; (iii) if the credit ratings assigned to the CODES by either Moody's or Standard & Poor's are below certain specified ratings, (iv) if they have been called for

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

redemption by the Company, or (v) upon the occurrence of certain specified corporate transactions. A Conversion Period is the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day of the immediately following fiscal quarter. There are four Conversion Periods in each fiscal year. The CODES are subject to redemption at any time at the option of L-3 Holdings, in whole or in part, on or after October 24, 2004 at redemption prices (plus accrued and unpaid interest — including contingent interest) starting at 102% of principal (plus accrued and unpaid interest — including contingent interest) during the 12 month period beginning October 24, 2004 and declining annually to 100% of principal (plus accrued and unpaid interest — including contingent interest) on September 15, 2006. The CODES are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3.

Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES exceeds 120% of the principal amount of the CODES. The contingent interest payment provision was triggered for the period beginning September 15, 2002 to March 14, 2003 and resulted in additional interest for that period of $840.

The contingent interest payment provision as well as the ability of the holders of the CODES to exercise the conversion features as a result of changes in the credit ratings assigned to the CODES have been accounted for as embedded derivatives. The initial aggregate fair values assigned to the embedded derivatives was $2,544, which was also recorded as a discount to the CODES. The carrying values assigned to the embedded derivatives were recorded in other liabilities and are adjusted periodically through other income (expense) for changes in their fair values.

Covenants

The Senior Credit Facilities, Senior Subordinated Notes and CODES agreements contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Company's most restrictive covenants are contained in the Senior Credit Facilities, as amended. The covenants require that (i) the Company's Debt Ratio be less than or equal to 4.25 for quarters ending September 30, 2003 through June 30, 2004, 4.00 for quarters ending September 30, 2004 through June 30, 2005 and 3.50 for quarters ending September 30, 2005 and thereafter, (ii) the Company's Senior Debt Ratio be less than or equal to 2.50 to 1.0 and (iii) the Company's Interest Coverage Ratio be greater than or equal to 3.00. The Senior Debt Ratio is defined as the ratio of Consolidated Senior Debt to Consolidated EBITDA. Consolidated Senior Debt is defined as Consolidated Total Debt other than subordinated debt. The Interest Coverage Ratio is equal to the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense. Consolidated Cash Interest Expense is equal to interest expense less the amortization of deferred debt issue costs included in interest expense. For purposes of calculating the financial covenants under the Senior Credit Facilities, the CODES are considered debt of L-3 Communications. The Senior Credit Facilities also limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Holdings' legal existence, income taxes up to certain amounts, interest accrued on the CODES or to provide for operating costs of up to $1,000 annually. Under the covenant, L-3 Communications may also pay permitted dividends to L-3 Holdings:

•	in an amount not to exceed $25,000 in any fiscal quarter, so long as no default or event of default has occurred and is continuing;

•	in an amount not to exceed $200,000 to permit L-3 Holdings to repurchase its common stock, so long as those dividends are paid with the net proceeds of additional subordinated indebtedness issued by L-3 Communications after January 1, 2004. L-3 Holdings may repurchase its common

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

stock in an amount not to exceed $200,000, whether from the proceeds of dividends from L-3 Communications or of issuances of permitted convertible securities or capital stock of L-3 Holdings; and

•	in an amount not to exceed $10,000 in any fiscal year to fund certain repurchases of common stock of L-3 Holdings from beneficiaries of equity compensation plans of L-3 Communications, L-3 Holdings or their subsidiaries. L-3 Holdings may make further payments of up to $2,000 from the proceeds of issuances of its common stock to repurchase common stock held by management.

The Senior Credit Facilities contain cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $15,000 and those defaults have not been cured after 10 days. The Senior Subordinated Notes and CODES indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10,000 in aggregate principal amount of those obligations.

Subordination and Guarantees

In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its material domestic subsidiaries. The Company is also required to grant the lenders a first priority lien on up to 65% of the stock of any material foreign subsidiary that is directly held by L-3 Communications or its domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes are junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the CODES. The CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its restricted subsidiaries other than its foreign subsidiaries. These guarantees rank junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the Senior Subordinated Notes.

9.    Financial Instruments

Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, billed receivables, debt securities, equity securities, trade accounts payable, customer advances, Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes, CODES, foreign currency forward contracts, interest rate swap agreements and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable, Senior Credit Facilities, and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The Company's investments are stated at fair value, which is based on quoted market prices for investments which are readily marketable securities, and estimated fair value for nonreadily marketable securities which is generally equal to historical cost, except for those that have experienced other-than-temporary impairments. Adjustments to the fair value of investments, which are classified as available-for-sale, are recorded, as an increase or decrease in shareholders' equity and are included as a component of accumulated other comprehensive income, except for other-than-temporary impairment losses, which are

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

included in income from continuing operations. The Senior Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the Convertible Notes and CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on exchange rates at December 31, 2003 and 2002. The fair values of the embedded derivatives were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the table below.

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Investments in equity securities accounted for using the equity method	$15,780	$15,780	$8,481	$8,481
Investments in equity securities accounted for using the cost method	4,133	4,133	16,140	16,140
Securities available-for-sale	100	100	100	100
Senior Subordinated Notes	1,740,923	1,775,375	1,130,000	1,170,500
Convertible Notes	298,370	375,946	300,000	385,500
CODES	418,007	460,950	417,752	469,350
Foreign currency forward contracts	1,153	1,153	(454)	(454)
Embedded derivatives	(2,666)	(2,666)	(3,087)	(3,087)

Interest Rate Risk Management.    The Company had previously entered into interest rate swap agreements on certain of its Senior Subordinated Notes to take advantage of variable interest rates, which were lower than the fixed rates on those notes. These swap agreements exchanged the fixed interest rate for a variable interest rate on a notional amount equal to either a portion or the entire principal amount of the related notes, were denominated in U.S. dollars and had designated maturities which occurred on the interest payment dates of the related Senior Subordinated Notes. Cash payments received from or paid to the counterparties on the interest rate swap agreements are the difference between the amount that the fixed interest rates are greater than or less than the variable contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate swap agreements. Cash payments or receipts between the Company and counterparties were recorded as a component of interest expense. The Company manages exposure to counterparty credit risk by entering into the interest rate swap agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. There were no outstanding interest rate swap agreements at December 31, 2003 and 2002.

Foreign Currency Exchange Risk Management.    Some of the Company's U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts. The Company's activities involving foreign currency forward contracts are designed to hedge the foreign denominated cash paid or received, primarily Euro, British Pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

Information with respect to foreign currency forward contracts is presented in the table below.

	December 31,
	2003		2002
	Notional Amount	Unrealized Gain	Notional Amount	Unrealized (Loss)
Foreign currency forward contracts	$71,390	$1,153	$6,048	$(454)

10.    L-3 Holdings Common Stock

On January 26, 2004, L-3 Holdings announced that its Board of Directors had declared its first quarterly cash dividend of $0.10 per share, payable March 15, 2004, to shareholders of record at the close of business on February 17, 2004. On February 17, 2004, L-3 Holdings had 105,227,879 shares of common stock outstanding.

On June 28, 2002, L-3 Holdings sold 14,000,000 shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds after deducting discounts, commissions and other offering expenses of $766,780. The net proceeds from this sale, which were contributed to L-3 Communications, and the concurrent sale of senior subordinated notes by L-3 Communications (See Note 8) were used to (i) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (ii) repay the indebtedness outstanding under the Company's Senior Credit Facilities, (iii) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (iv) increase cash and cash equivalents.

On April 23, 2002, the Company announced that its Board of Directors authorized a two-for-one stock split on all shares of L-3 Holdings common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, L-3 Holdings had approximately 80 million shares of common stock outstanding. All of L-3 Holdings' historical share and earnings per share (EPS) data have been restated to give effect to the stock split.

On April 23, 2002, the Company's shareholders approved an increase in the number of authorized shares of L-3 Holdings common stock from 100,000,000 to 300,000,000 and an increase in the number of authorized shares of L-3 Holdings preferred stock from 25,000,000 to 50,000,000.

On June 29, 2001, the Company established the L-3 Communications Corporation Employee Stock Purchase Plan (ESPP) and registered 3,000,000 shares of L-3 Holdings common stock, which may be purchased by employees of L-3 Communications Corporation, its U.S. subsidiaries and certain of its foreign subsidiaries through payroll deductions. In general, an eligible employee who participates in the ESPP may purchase L-3 Holdings' common stock at a fifteen percent discount. The ESPP is not subject to the Employment Retirement Income Security Act of 1974, as amended. The Company received $26,384, $17,478 and $4,861 of employee contributions for the ESPP in 2003, 2002 and 2001, respectively. These contributions were recorded as a component of shareholders' equity in the consolidated balance sheet. L-3 Holdings issued 603,599 shares in 2003 and 352,054 shares in 2002 of its common stock to the trustee of the ESPP. In January 2004, the Company issued 365,019 shares of L-3 Holdings' common stock to the trustee of the ESPP relating to contributions received during the period July 1, 2003 to December 31, 2003.

On May 2, 2001, L-3 Holdings sold 13,800,000 shares of common stock in a public offering for $40.00 per share. L-3 Holdings sold 9,150,000 shares and other selling stockholders, including affiliates of Lehman Brothers Inc., sold 4,650,000 secondary shares. Upon closing, L-3 Holdings received net proceeds after underwriting discounts and commissions and other offering expenses of $353,622. The net proceeds

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

were contributed to L-3 Communications and were used to repay borrowings under the Senior Credit Facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

11.    Accumulated Other Comprehensive Loss

The changes in the Company's accumulated other comprehensive balances for each of the three years ended December 31, 2003 are presented in the table below.

	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
Balance at January 1, 2001	$(2,584)	$(3,698)	$—	$(890)	$(7,172)
Period change	(268)	3,452	(163)	(19,519)	(16,498)
Balance at December 31, 2001	(2,852)	(246)	(163)	(20,409)	(23,670)
Period change	65	—	(114)	(45,580)	(45,629)
Balance at December 31, 2002	(2,787)	(246)	(277)	(65,989)	(69,299)
Period change	(245)	—	896	(4,189)	(3,538)
Balance at December 31, 2003	$(3,032)	$(246)	$619	$(70,178)	$(72,837)

12.    L- 3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2003	2002	2001
Basic:
Income before cumulative effect of a change in accounting principle	$277,640	$202,467	$115,458
Cumulative effect of a change in accounting principle, net of income taxes	—	(24,370)	—
Net income	$277,640	$178,097	$115,458
Weighted average common shares outstanding	96,022	86,943	74,880
Basic earnings per share before cumulative effect of a change in accounting principle	$2.89	$2.33	$1.54
Basic earnings per share	$2.89	$2.05	$1.54
Diluted:
Income before cumulative effect of a change in accounting principle	$277,640	$202,467	$115,458
After-tax interest expense savings on the assumed conversion of Convertible Notes	9,549	10,316	10,502
Income before cumulative effect of a change in accounting principle, including assumed conversion of Convertible Notes	287,189	212,783	125,960
Cumulative effect of a change in accounting principle, net of income taxes	—	(24,370)	—
Net income, including assumed conversion of Convertible Notes	$287,189	$188,413	$125,960
Common and potential common shares:
Weighted average common shares outstanding	96,022	86,943	74,880
Assumed exercise of stock options	7,573	7,750	7,692
Assumed purchase of common shares for treasury	(4,888)	(4,642)	(4,496)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Assumed conversion of Convertible Notes	7,361	7,362	7,362
Common and potential common shares	106,068	97,413	85,438
Diluted earnings per share before cumulative effect of a change in accounting principle	$2.71	$2.18	$1.47
Diluted earnings per share	$2.71	$1.93	$1.47

The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) were not included in the computation of diluted EPS for the years ended December 31, 2003 and 2002 because the conditions required for them to become convertible were not satisfied.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—

(Dollars in thousands, except per share data)

13.    Income Taxes

Income before income taxes and cumulative effect of a change in accounting principle is summarized in the table below.

	Year Ended December 31,
	2003	2002	2001
Domestic	$404,340	$295,405	$179,498
Foreign	29,473	18,618	6,724
Income before income taxes and cumulative effect of a change in accounting principle	$433,813	$314,023	$186,222

The components of the Company's current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2003	2002	2001
Current income tax provision:
Federal	$36,251	$26,759	$14,727
State and local	11,966	1,254	1,253
Foreign	13,209	4,451	2,146
Subtotal	$61,426	$32,464	$18,126
Deferred income tax provision (benefit):
Federal	87,343	63,593	43,333
State and local	9,301	11,568	8,673
Foreign	(1,897)	3,931	632
Subtotal	94,747	79,092	52,638
Total provision for income taxes	$156,173	$111,556	$70,764

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.4	3.8	5.3
Foreign income taxes	0.7	0.2	0.6
Foreign sales corporation and extraterritorial income exclusion benefits	(1.5)	(1.9)	(3.6)
Nondeductible goodwill amortization and other expenses	—	—	4.8
Research and experimentation and other tax credits	(1.9)	(2.1)	(5.0)
Other, net	0.3	0.5	0.9
Effective income tax rate	36.0%	35.5%	38.0%

The provision for income taxes excludes current tax benefits related to compensation expense deductions for income tax purposes arising from the exercise of stock options by the Company's

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

employees, which were credited directly to shareholders' equity of $8,457 for 2003, $13,303 for 2002, and $11,939 for 2001. These tax benefits reduced current income taxes payable.

The significant components of the Company's net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2003	2002
Deferred tax assets:
Inventoried costs	$29,036	$43,678
Compensation and benefits	36,173	15,796
Pension and postretirement benefits	139,308	136,699
Property, plant and equipment	6.347	33,669
Income recognition on contracts in process	48,621	59,663
Loss carryforwards	17,184	6,579
Tax credit carryforwards	36,066	38,385
Other, net	25,094	24,533
Total deferred tax assets	337,829	359,002
Deferred tax liabilities:
Goodwill	84,476	49,317
Other, net	86	18,861
Total deferred tax liabilities	84,562	68,178
Net deferred tax assets	$253,267	$290,824

The following table presents the classification of the Company's net deferred tax assets.

Current deferred tax assets	$152,785	$143,634
Long-term deferred tax assets	100,482	147,190
Total net deferred tax assets	$253,267	$290,824

At December 31, 2003, the Company's loss carryforwards included, $9,580 of federal net operating loss carryforwards, most of which are subject to limitations, which will expire if unused between 2011 and 2021, $18,086 of capital loss carryforwards that will expire, if unused, in 2007 and $46,474 of state net operating losses that will expire, if unused, between 2005 and 2021. The Company also has $36,066 of tax credit carryforwards primarily related to U.S. state research and experimentation credits and state investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize these loss and credit carryforwards before they expire.

The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows.

14.    Stock Options

In April 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of non-qualified

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

stock options, incentive stock options, stock appreciation rights (SARs), restricted stock and other incentive awards, consistent with the 1999 Plan. In April 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant incentive stock options to key employees of the Company and its subsidiaries. Awards under both plans are in the form of L-3 Holdings common stock. At December 31, 2003, the number of shares of L-3 Holdings' common stock authorized for grant under the 1999 Plan and 1997 Plan was 16,611,630, of which 954,914 shares were available for awards under these plans. The price at which non-qualified and incentive stock options may be granted shall not be less than 100% of the fair market value of L-3 Holdings' common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a three year period.

At December 31, 2003, the Company has granted restricted stock awards of 371,181 shares, of which 55,637 shares have been forfeited. The Company awarded 88,245 shares on January 1, 2003, 54,958 shares on January 1, 2002, and 60,928 shares on January 1, 2001. The aggregate fair values of the restricted stock awards on their grant dates were $3,963 in 2003, $2,473 in 2002 and $2,346 in 2001. The restricted stock awards granted on January 1, 2003, January 1, 2002 and January 1, 2001 vest over three years. Compensation expense charged against earnings for these restricted stock awards was $2,975 in 2003, $2,134 in 2002 and $1,370 in 2001. Shareholders' Equity has been reduced by $3,622 at December 31, 2003 for unearned compensation on these restricted stock awards.

The table below presents the Company's non-qualified and incentive stock option activity over the past three years under the 1999 Plan and 1997 Plan.

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at January 1, 2001 (3,858 exercisable)	7,256	$10.71
Options granted	2,214	35.81
Options exercised	(1,128)	14.57
Options cancelled	(362)	21.23
Outstanding at January 1, 2002 (4,216 exercisable)	7,980	16.68
Options granted	2,169	52.02
Options exercised	(970)	17.99
Options cancelled	(155)	35.62
Outstanding at January 1, 2003 (5,216 exercisable)	9,024	24.71
Options granted	2,301	40.92
Options exercised	(835)	17.24
Options cancelled	(406)	39.95
Outstanding at December 31, 2003 (5,919 exercisable)	10,084	$28.41

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

The table below summarizes information about the Company's non-qualified and incentive stock options outstanding at December 31, 2003.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$3.24	3,174	3.5	$3.24	3,174	3.5	$3.24
$11.00	89	4.3	11.00	89	4.3	11.00
$16.38 – $19.84	372	5.7	18.76	372	5.7	18.76
$20.25 – $23.13	376	5.5	20.79	376	5.5	20.79
$29.00	211	6.6	29.00	211	6.6	29.00
$32.50 – $35.00	918	7.3	33.28	547	7.3	33.28
$35.60	1,031	9.2	35.60	—	—	—
$39.19 – $39.70	755	7.9	39.69	481	7.9	39.70
$45.11 – $45.80	1,152	9.7	45.48	—	—	—
$49.00 – $53.75	1,976	8.4	52.10	659	8.4	52.10
$60.83	30	8.3	60.83	10	8.3	60.83
Total	10,084	6.7	$28.41	5,919	5.1	$17.64

The weighted average fair values of non-qualified and incentive stock options at their grant date during 2003, 2002 and 2001, where the exercise price equaled the market price (estimated fair value) on the grant date were $13.22, $18.75 and $14.87, respectively. In accordance with APB No. 25, no compensation expense was recognized.

For purposes of determining the impact of the fair value provisions of SFAS No. 123, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models are presented in the table below.

	Year Ended December 31,
	2003	2002	2001
Expected holding period (in years)	4.0	4.0	5.0
Expected volatility	38.3%	39.2%	39.5%
Expected dividend yield	0.2%	—	—
Risk-free interest rate	2.5%	4.0%	4.5%

15.    Commitments and Contingencies

The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003.

	Real Estate	Equipment	Total
2004	$62,892	$19,713	$82,605
2005	79,897	15,927	95,824
2006	50,173	12,336	62,509
2007	44,606	9,070	53,676
2008	45,745	7,226	52,971
Thereafter	168,207	59,053	227,260
Total	$451,520	$123,325	$574,845

Real estate lease commitments have been reduced by minimum sublease rental income of $1,613 due in the future under non-cancelable subleases. Leases covering major items of real estate and equipment

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

contain renewal and/or purchase options. Rent expense, net of sublease income was $71,779 for 2003, $65,277 for 2002 and $41,370 for 2001.

On December 31, 2002, the Company entered into two real estate lease agreements, as lessee, with a third-party lessor, which expire on December 31, 2005 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28,000, or sell both properties on behalf of the lessor (the "Sale Option"). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22,673 for both properties, on or before the lease expiration date, and at the time both properties are sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $5,327. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent the reduction in the fair value of the properties are demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the properties. The aggregate residual guarantee amounts of $22,673 has been included in the non-cancelable real estate operating lease payments relating to the expiration of such leases.

The Company has a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems near a USAF base. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. On December 31, 2002, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for one of the simulator systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator system at fair market value, which can be no less than $2,552 and no greater than $6,422. If the Company does not elect to purchase the simulator system then on the date of expiration, the Company shall pay to the lessor, as additional rent, $2,552 and return the simulator system to the lessor. The aggregate non-cancelable rental payments under this operating lease are $32,480 including the additional rent of $2,552. On February 27, 2003, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for the remaining simulation systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $4,146 and no greater than $14,544. If the Company does not elect to purchase the simulator systems, then on the date of expiration, the Company shall return the simulator systems to the lessor. The aggregate non-cancelable rental payments under this operating lease are $53,254.

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

In connection with the acquisition on March 8, 2002 of the Aircraft Integration Systems business from Raytheon, the Company assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. The Company has estimated that its share of the remediation cost will not exceed $2,500, and will be incurred over a period of 25 years. The Company has established adequate reserves for these costs in the purchase price allocation for this acquisition.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air (Kalitta Air) arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, it appears likely that the matter will have to be retried. In August of 2003, Kalitta Air has recalculated its damages based on consequential damage theories of lost revenues and income and diminution in value of the business and is asserting damages in excess of $500,000. CTAS' insurance carrier has accepted defense of the matter with a reservation of rights. The Company continues to believe that it has meritorious defenses and intends to vigorously defend this matter.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) have been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. Counsel for the plaintiffs have represented to the court that they intend to amend some or all of their complaints to delete certain of the defendants, including the Company and L-3 SDS, and to date, approximately 60 of the complaints have been amended to drop the Company and L-3 SDS as a defendant. In addition, the court has ruled that the plaintiffs who complete their applications for relief under a federal fund may not pursue judicial action. The court has ordered that the plaintiffs file final amended complaints by March 31, 2004, at which time the Company and L-3 SDS will know how many, if any, actions will be pending against them. The complaints allege various causes of action, including claims of wrongful death, negligence, strict liability and breach of contract, and seek compensatory and punitive damages. The Company and L-3 SDS believe that they have meritorious defenses to these actions and intend to vigorously defend the lawsuits. The Company purchased L-3 SDS from PerkinElmer, Inc. (PerkinElmer) on June 14, 2002. The actions have been tendered to the Company's and PerkinElmer's insurance carriers, who have accepted the defense of the these matters.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims in the New York action alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100,000, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) is named as a defendant in nine wrongful death lawsuits in the District Court, 17th Judicial District, Tarrant County, Texas; in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida; and in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Eight claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16. Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in listed stocks, mutual funds and bonds and U.S. Government and U.S. Government agency obligations.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

The following table summarizes the aggregate balance sheet impact, as well as the benefit obligations, assets and funded status for all of the Company's pension and postretirement benefit plans. The Company uses a November 30 measurement date to calculate its end of year (December 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	Pension Plans		Postretirement Benefit Plans
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$713,925	$533,451	$129,406	$87,143
Service cost	45,901	35,825	3,803	3,777
Interest cost	49,789	43,108	7,781	7,779
Participants' contributions	246	260	1,006	720
Amendments	9,657	(2,554)	(6,796)	(10,032)
Actuarial loss	76,863	49,990	6,972	4,411
Acquisitions	25,754	77,066	2,272	41,639
Settlement	—	—	(107)	—
Foreign currency exchange rate changes	8,452	—	2,965	—
Benefits paid	(28,455)	(23,221)	(6,149)	(6,031)
Benefit obligation at end of year	$902,132	$713,925	$141,153	$129,406
Change in plan assets:
Fair value of plan assets at beginning of year	$431,771	$430,915	$—	$—
Actual return on plan assets	64,043	(27,819)	121	—
Acquisitions	24,122	4,250	—	—
Employer contributions	60,846	47,386	13,761	5,311
Participants' contributions	246	260	1,006	720
Foreign currency exchange rate changes	9,180	—	—	—
Benefits paid	(28,455)	(23,221)	(6,149)	(6,031)
Fair value of plan assets at end of year	$561,753	$431,771	$8,739	$—
Funded status of the plans	$(340,379)	$(282,154)	$(132,414)	$(129,406)
Unrecognized actuarial loss (gain)	224,641	184,894	7,706	(188)
Unrecognized prior service cost	9,631	560	(13,347)	(8,877)
Net amount recognized	$(106,107)	$(96,700)	$(138,055)	$(138,471)
Amounts recognized in the balance sheets consist of:
Net amount recognized	$(106,107)	$(96,700)	$(138,055)	$(138,471)
Additional minimum liability	(114,858)	(108,356)	—	—
Accrued benefit liability	$(220,965)	$(205,056)	$(138,055)	$(138,471)

The aggregate accumulated benefit obligation (ABO) for all of the Company's pension plans combined was $721,123 at year end 2003 and $582,861 at year end 2002. The table below presents the aggregate ABO and fair value of plan assets for those pension plans with ABO in excess of the fair value of plan assets at year end 2003 and 2002.

	2003	2002
Accumulated benefit obligation	$701,855	$565,904
Fair value of plan assets	534,338	406,809

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company's pension and postretirement plans recorded at December 31, 2003 and 2002.

	Pension Plans		Postretirement Benefit Plans
	2003	2002	2003	2002
Benefit obligations
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the years ended 2003, 2002 and 2001.

	Pension Plans			Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$45,901	$35,825	$18,516	$3,803	$3,777	$1,709
Interest cost	49,789	43,108	31,428	7,781	7,779	4,746
Amortization of prior service cost	625	312	351	(2,326)	(1,701)	(99)
Expected return on plan assets	(39,357)	(40,663)	(37,716)	(155)	—	—
Recognized actuarial (gain) loss	13,591	3,246	(424)	(743)	(530)	(887)
Recognition due to settlement	—	62	—	(155)	—	—
Net periodic benefit cost	$70,549	$41,890	$12,155	$8,205	$9,325	$5,469

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended 2003, 2002 and 2001.

	Pension Plans			Postretirement Benefit Plans
	2003	2002	2001	2003	2002	2001
Net periodic benefit cost
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term return on plan assets	9.00%	9.50%	9.50%	9.00%	n.a.	n.a.
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The expected long-term return on plan asset assumption at year-end 2003 and 2002 is 9.00%. This assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 11.50% in 2004 and is assumed to gradually decrease to a rate of 5.0% thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $577 and the postretirement medical obligations by $7,345. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $711 and the postretirement medical obligations by $8,977.

Plan Assets.    The Company's Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans' assets. These policies and strategies are: (1) invest assets of the plans in a manner consistent with the fiduciary standards of ERISA; (2) preserve the plans' assets; (3) maintain sufficient liquidity to fund benefit payments and pay expenses; (4) evaluate the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

The Committee retains a professional investment consultant to advise and help ensure that the above policies and strategies are met. The Committee does not involve itself with the day to day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Committee provides each investment manager with specific investment guidelines relevant to its asset class.

The Committee has established the allowable range that plans' assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans' assets at December 31, 2003.

Asset Category	Range
Domestic equity	40%-60%
International equity	5%-15%
Fixed income	25%-35%
Real estate securities	5%-15%
Cash and cash equivalents	0%-20%

The following table presents the Company's pension plan and postretirement benefit plan weighted-average asset allocations at year-end 2003 and 2002, by asset category.

Asset Category	2003	2002
Domestic equity	44%	38%
International equity	7	7
Fixed income	25	31
Real estate securities	7	7
Other, primarily cash and cash equivalents	17	17
Total	100%	100%

Contributions.    During 2002 and 2003, U.S. Congress had granted plan sponsors an interest rate reduction for calculating minimum pension plan contributions. For 2004, the Company expects to contribute approximately $55,000 to its pension plans, assuming the extension of such interest rate reduction, or $75,000 if the interest rate reduction is not extended and $13,000 to its postretirement benefit plans.

In connection with the Company's acquisition in 1997 of the ten business units from Lockheed Martin and the formation of the Company, the Company assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to the Company. Lockheed Martin also has provided the Pension Benefit Guaranty Corporation (PBGC) with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company's pension plans for Communication Systems West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (continued)

(Dollars in thousands, except per share data)

but the Company would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. For the year ended December 31, 2003, the Company contributed $4,808 to the Subject Plans. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

Employee Savings Plans.    Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions in L-3 Holdings' common stock and cash were $43,262 for 2003, $36,120 for 2002 and $21,462 for 2001.

17.    Supplemental Cash Flow Information

	Year Ended December 31,
	2003	2002	2001
Interest paid	$119,940	$109,301	$81,552
Income tax payments, net of refunds	17,298	2,127	4,904
Noncash transactions:
Common stock issued for acquisition consideration	4,969	10,607	17,357
Company's employer contribution to savings plans paid in common stock	39,494	28,138	16,868
Conversion of 5¼% convertible senior subordinated notes to equity	1,630	—	—

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

18.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Support Services, (3) Aviation Products & Aircraft Modernization and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company's divisions using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company's measure of segment profitability.

	Secure Communications & ISR	Training Simulation & Support Services	Aviation Products & Aircraft Modernization	Specialized Products	Corporate	Elimination of Intersegment Sales	Consolidated Total
2003
Sales	$1,440,596	$1,008,596	$1,021,861	$1,663,596	$—	$(73,055)	$5,061,594
Operating income	172,903	111,581	147,834	148,703	—	—	581,021
Total assets	1,201,187	741,059	2,043,677	2,001,881	505,086	—	6,492,890
Capital expenditures	25,982	2,920	10,281	43,368	323	—	82,874
Depreciation and amortization	29,169	7,892	18,720	39,642	—	—	95,423
2002
Sales	$1,054,297	$826,286	$677,846	$1,479,996	$—	$(27,196)	$4,011,229
Operating income	103,449	96,513	105,680	148,337	—	—	453,979
Total assets	1,149,016	648,554	965,038	1,940,982	538,718	—	5,242,308
Capital expenditures	19,350	4,957	14,035	23,542	174	—	62,058
Depreciation and amortization	23,692	6,857	15,513	29,798	—	—	75,860
2001
Sales	$452,152	$597,029	$263,450	$1,040,753	$—	$(5,962)	$2,347,422
Operating income	31,975	65,715	85,602	92,038	—	—	275,330
Total assets	366,482	497,368	545,517	1,382,010	547,872	—	3,339,249
Capital expenditures	11,561	2,999	9,625	23,657	279	—	48,121
Depreciation and amortization	13,839	13,207	12,064	47,841	—	—	86,951

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issuance costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

The Company's sales attributable to U.S. customers and foreign customers is summarized in the table below.

	Year Ended December 31,
	2003	2002	2001
U.S.	$4,208,273	$3,436,219	$1,927,538
Foreign:
United Kindgom	158,836	115,910	49,244
Canada	127,936	63,447	26,020
Germany	60,763	61,024	50,089
Australia	51,949	62,103	2,392
Japan	46,868	60,074	42,541
Other	406,969	212,452	249,598
Total foreign	853,321	575,010	419,884
Consolidated	$5,061,594	$4,011,229	$2,347,422

Sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2003	2002	2001
U.S. Government agencies	$3,843,025	$3,107,271	$1,614,858
Foreign governments	506,508	395,062	200,913
Commercial export	346,813	179,948	218,971
Other (principally U.S. commercial)	365,248	328,948	312,680
Consolidated	$5,061,594	$4,011,229	$2,347,422

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

The Company's sales by product and services are summarized in the table below.

	Year Ended December 31,
	2003	2002	2001
Intelligence, surveillance and reconnaissance products	$817,909	$410,412	$—
Aircraft modification, maintenance and technical services	733,744	517,309	15,067
Naval warfare products	418,019	280,564	299,684
Communication systems for intelligence collection and imagery processing	396,383	306,650	231,895
Avionics products	305,726	229,734	254,983
Security and detection systems	282,261	431,325	18,058
Information security systems	232,728	201,934	140,153
Space and commercial communications, satellite control and tactical sensor systems	210,701	155,578	136,023
Telemetry and instrumentation	181,631	193,926	206,866
Microwave components	164,952	93,365	112,896
Training devices and motion simulators	160,718	144,310	160,549
Guidance and navigation products	151,916	141,778	128,690
Fuzing products	111,719	142,135	62,973
Subtotal products	4,168,407	3,249,020	1,767,837
Simulation, engineering and support services	705,974	569,351	378,186
Training services	302,622	256,935	218,843
Subtotal Services	1,008,596	826,286	597,029
Intercompany eliminations	(115,409)	(64,077)	(17,444)
Consolidated	$5,061,594	$4,011,229	$2,347,422

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

19.    Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2003 and 2002 is presented in the table below.

	March 31	June 30	September 30	December 31
2003
Sales	$1,089,047	$1,226,881	$1,264,611	$1,481,055
Operating income	108,837	128,746	152,372	191,066
Net income	49,737	53,379	76,107	98,417
Basic EPS	$0.52	$0.56	$0.79	$1.02
Diluted EPS	$0.50	$0.53	$0.74	$0.94
2002
Sales	$696,840	$955,189	$1,053,613	$1,305,587
Operating income	$71,307	$97,688	$127,387	$157,597
Income before cumulative effect of a change in accounting principle	$29,279	$31,640	$61,760	$79,788
Cumulative effect of a change in accounting principle, net of income taxes	(24,370)	—	—	—
Net income	$4,909	$31,640	$61,760	$79,788
Basic EPS:
Income before cumulative effect of a change in accounting principle	$0.37	$0.40	$0.66	$0.84
Cumulative effect of a change in accounting principle	(0.31)	—	—	—
Net income	$0.06	$0.40	$0.66	$0.84
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$0.36	$0.38	$0.62	$0.79
Cumulative effect of a change in accounting principle	(0.30)	—	—	—
Net income	$0.06	$0.38	$0.62	$0.79

20.    Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders' equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock and additional paid-in capital, are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

	L-3 Communications Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Total
Balance at December 31, 2000	100	$—	$515,926	$515,926
Contributions from L-3 Holdings			830,561	830,561
Push down of CODES			(407,450)	(407,450)
Balance at December 31, 2001	100	—	939,037	939,037
Contributions from L-3 Holdings			855,939	855,939
Balance at December 31, 2002	100	—	1,794,976	1,794,976
Contributions from L-3 Holdings	—	—	98,512	98,512
Balance at December 31, 2003	100	$—	$1,893,488	$1,893,488

The net proceeds received by L-3 Holdings from the sale of its common stock, exercise of L-3 Holdings employee stock options and L-3 Holdings common stock contributed to the Company's savings plans are contributed to L-3 Communications. The net proceeds from the sale of the Convertible Notes and CODES by L-3 Holdings were also contributed to L-3 Communications and are reflected as indebtedness of L-3 Communications. See Notes 2 and 8.

The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). See Note 8. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.

The following condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings excluding L-3 Communications, (ii) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At December 31, 2003:
Current assets:
Cash and cash equivalents	$—	$155,375	$(41,291)	$20,792	$—	$134,876
Contracts in process	—	528,056	817,547	269,745	—	1,615,348
Other current assets	—	159,194	21,928	6,356	—	187,478
Total current assets	—	842,625	798,184	296,893	—	1,937,702
Goodwill	—	805,388	2,425,591	421,457	—	3,652,436
Other assets	—	343,914	446,403	112,435	—	902,752
Investment in and amounts due from consolidated subsidiaries	3,290,873	3,708,989	596,696	21,052	(7,617,610)	—
Total assets	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890
Current liabilities	$—	$396,868	$370,468	$156,876	$—	$924,212
Other long-term liabilities	—	272,252	167,275	21,144	—	460,671
Long-term debt	716,377	2,457,300	—	—	(716,377)	2,457,300
Minority interest	—	—	—	76,211	—	76,211
Shareholders' equity	2,574,496	2,574,496	3,729,131	597,606	(6,901,233)	2,574,496
Total liabilities and shareholders' equity	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890
At December 31, 2002:
Current assets:
Cash and cash equivalents	$—	$126,421	$(7,248)	$15,683	$—	$134,856
Contracts in process	—	524,500	630,351	163,142	—	1,317,993
Other current assets	—	155,387	28,319	2,819	—	186,525
Total current assets	—	806,308	651,422	181,644	—	1,639,374
Goodwill	—	753,672	1,702,384	338,492	—	2,794,548
Other assets	—	372,207	355,866	80,313	—	808,386
Investment in and amounts due from consolidated subsidiaries	2,919,954	2,688,750	398,282	53,779	(6,060,765)	—
Total assets	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308
Current liabilities	$—	$336,050	$298,646	$75,246	$—	$709,942
Other long-term liabilities	—	234,933	166,188	8,050	—	409,171
Long-term debt	717,752	1,847,752	—	—	(717,752)	1,847,752
Minority interest	—	—	—	73,241	—	73,241
Shareholders' equity	2,202,202	2,202,202	2,643,120	497,691	(5,343,013)	2,202,202
Total liabilities and shareholders' equity	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the year ended December 31, 2003:
Sales	$—	$1,918,288	$2,715,558	$445,485	$(17,737)	$5,061,594
Costs and expenses	—	1,635,998	2,464,534	397,778	(17,737)	4,480,573
Operating income	—	282,290	251,024	47,707	—	581,021
Interest and other income (expense)		9,575	(92)	(784)	(8,484)	215
Interest expense	34,058	131,734	501	8,932	(42,542)	132,683
Minority interest	—	—	—	3,515	—	3,515
Loss on retirement of debt		11,225	—	—	—	11,225
Provision (benefit) for income taxes	(12,261)	53,607	90,155	12,411	12,261	156,173
Equity in net income of consolidated subsidiaries	299,437	182,341	—	—	(481,778)	—
Net income	$277,640	$277,640	$160,276	$22,065	$(459,981)	$277,640
For the year ended December 31, 2002:
Sales	$—	$1,875,389	$1,895,410	$260,799	$(20,369)	$4,011,229
Costs and expenses	—	1,622,200	1,736,233	219,186	(20,369)	3,557,250
Operating income	—	253,189	159,177	41,613	—	453,979
Interest and other income (expense)	—	11,202	(286)	262	(6,257)	4,921
Interest expense	35,499	120,774	1,622	6,353	(41,756)	122,492
Minority interest	—	—	—	6,198	—	6,198
Loss on retirement of debt	—	16,187	—	—	—	16,187
Provision (benefit) for income taxes	(13,880)	44,942	56,145	10,469	13,880	111,556
Cumulative effect of a change in accounting principle	—	(14,749)	—	(9,621)	—	(24,370)
Equity in net income of consolidated subsidiaries	199,716	110,358	—	—	(310,074)	—
Net income	$178,097	$178,097	$101,124	$9,234	$(288,455)	$178,097
For the year ended December 31, 2001:
Sales	$—	$1,328,702	$854,094	$168,558	$(3,932)	$2,347,422
Costs and expenses	—	1,109,329	823,857	142,838	(3,932)	2,072,092
Operating income	—	219,373	30,237	25,720	—	275,330
Interest and other income (expense)	—	8,335	(515)	(6,081)	—	1,739
Interest expense	20,400	86,024	51	315	(20,400)	86,390
Minority interest	—	—	—	4,457	—	4,457
Provision (benefit) for income taxes	(7,976)	53,840	11,275	5,649	7,976	70,764
Equity in net income of consolidated subsidiaries	127,882	27,614	—	—	(155,496)	—
Net income	$115,458	$115,458	$18,396	$9,218	$(143,072)	$115,458

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2003:
Operating activities:
Net cash from (used in) operating activities	$—	$219,890	$240,672	$(4,499)	$—	$456,063
Investing activities:
Acquisition of businesses, net of cash acquired	—	(53,626)	(869,863)	(90,950)		(1,014,439)
Other investing activities	(98,512)	(1,000,542)	(23,530)	(10,359)	1,059,325	(73,618)
Net cash used in investing activities	(98,512)	(1,054,168)	(893,393)	(101,309)	1,059,325	(1,088,057)
Financing activities:
Proceeds from sale of senior subordinated notes	—	790,788	—	—	—	790,788
Redemption of senior subordinated notes	—	(187,650)		—	—	(187,650)
Other financing activities net	98,512	260,094	618,678	110,917	(1,059,325)	28,876
Net cash from financing activities	98,512	863,232	618,678	110,917	(1,059,325)	632,014
Net increase (decrease) in cash	—	28,954	(34,043)	5,109	—	20
Cash and cash equivalents, beginning of the period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of the period	$—	$155,375	$(41,291)	$20,792	$—	$134,876
For the year ended December 31, 2002:
Operating activities:
Net cash from operating activities	$—	$137,837	$169,221	$11,402	$—	$318,460
Investing activities:
Acquisition of businesses, net of cash acquired	—	(146,913)	(1,499,891)	(95,329)	—	(1,742,133)
Other investing activities	(855,939)	(1,627,853)	(27,130)	(8,632)	2,451,159	(68,395)
Net cash used in investing activities	(855,939)	(1,774,766)	(1,527,021)	(103,961)	2,451,159	(1,810,528)
Financing activities:
Proceeds from sale of senior subordinated notes	—	750,000	—	—	—	750,000
Redemption of senior subordinated notes	—	(237,468)	—	—	—	(237,468)
Proceeds from sale of L-3 Holdings' common stock, net	766,780	—	—	—	—	766,780
Other financing activities	89,159	930,608	1,354,964	63,018	(2,451,159)	(13,410)
Net cash from financing activities	855,939	1,443,140	1,354,964	63,018	(2,451,159)	1,265,902
Net decrease in cash	—	(193,789)	(2,836)	(29,541)	—	(226,166)
Cash and cash equivalents, beginning of the period	—	320,210	(4,412)	45,224	—	361,022
Cash and cash equivalents, end of the period	$—	$126,421	$(7,248)	$15,683	$—	$134,856

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
For the year ended December 31, 2001:
Operating activities:
Net cash from operating activities	$—	$104,169	$30,014	$38,785	$—	$172,968
Investing activities:
Acquisition of businesses, net of cash acquired	—	(112,691)	(212,556)	(121,664)	—	(446,911)
Other investing activities	(830,561)	(357,400)	(14,643)	59,844	1,164,781	22,021
Net cash used in investing activities	(830,561)	(470,091)	(227,199)	(61,820)	1,164,781	(424,890)
Financing activities:
Repayment of borrowings under revolving credit facilities, net	—	(190,000)	—	—	—	(190,000)
Proceeds from sale of senior subordinated notes	420,000	—	—	—	—	420,000
Proceeds from sale of L-3 Holdings' common stock, net	353,622	—	—	—	—	353,622
Other financing activities	56,939	857,424	187,862	59,198	(1,164,781)	(3,358)
Net cash from financing activities	830,561	667,424	187,862	59,198	(1,164,781)	580,264
Net increase (decrease) in cash	—	301,502	(9,323)	36,163	—	328,342
Cash and cash equivalents, beginning of the period	—	18,708	4,911	9,061	—	32,680
Cash and cash equivalents, end of the period	$—	$320,210	$(4,412)	$45,224	$—	$361,022