Form 10-Q
period 2004-03-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2004-05-10
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware (State or other jurisdiction of incorporation or organization)	13-3937434 and 13-3937436 (I.R.S. Employer Identification Nos.)

600 Third Avenue, New York NY (Address of principal executive offices)	10016 (Zip Code)

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

    Yes             No

There were 105,989,872 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 30, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended March 31, 2004

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$205,472	$134,876
Contracts in process	1,738,111	1,615,348
Deferred income taxes	139,581	152,785
Other current assets	46,604	34,693
Total current assets	2,129,768	1,937,702
Property, plant and equipment, net	509,281	519,749
Goodwill	3,658,331	3,652,436
Identifiable intangible assets	158,403	162,156
Deferred income taxes	91,287	100,482
Deferred debt issue costs	41,924	48,572
Other assets	67,811	71,793
Total assets	$6,656,805	$6,492,890
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$265,915	$195,548
Accrued employment costs	261,800	239,690
Accrued expenses	65,236	72,880
Customer advances	58,826	58,078
Accrued interest	32,333	25,898
Income taxes	78,257	70,159
Other current liabilities	232,274	261,959
Total current liabilities	994,641	924,212
Pension and postretirement benefits	368,973	359,020
Other liabilities	104,158	101,651
Long-term debt	2,157,147	2,457,300
Total liabilities	3,624,919	3,842,183
Commitments and contingencies
Minority interests	74,777	76,211
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 105,734,142 and 97,077,495 shares (L-3 Communications common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2,218,956	1,893,488
Retained earnings	818,932	757,467
Unearned compensation	(6,913)	(3,622)
Accumulated other comprehensive loss	(73,866)	(72,837)
Total shareholders' equity	2,957,109	2,574,496
Total liabilities and shareholders' equity	$6,656,805	$6,492,890

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Sales:
Contracts, primarily U.S. Government	$1,374,164	$946,811
Commercial, primarily products	147,480	142,236
Total sales	1,521,644	1,089,047
Costs and expenses:
Contracts, primarily U.S. Government	1,232,171	842,747
Commercial, primarily products:
Cost of sales	88,153	94,957
Selling, general and administrative expenses	34,284	32,665
Research and development expenses	15,434	9,841
Total costs and expenses	1,370,042	980,210
Operating income	151,602	108,837
Interest and other income (expense)	(1,053)	1,377
Interest expense	36,535	32,216
Minority interests in net income of consolidated subsidiaries	615	284
Income before income taxes	113,399	77,714
Provision for income taxes	41,391	27,977
Net income	$72,008	$49,737
L-3 Holdings' earnings per common share:
Basic	$0.69	$0.52
Diluted	$0.67	$0.50
L-3 Holdings' weighted average common shares outstanding:
Basic	104,562	95,137
Diluted	108,069	105,026

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$72,008	$49,737
Depreciation	22,860	18,415
Amortization of intangibles and other assets	6,831	4,364
Amortization of deferred debt issue costs (included in interest expense)	1,788	2,019
Deferred income tax provision	24,914	18,687
Minority interests in net income of consolidated subsidiaries	615	284
Other non-cash items	13,826	6,496
Subtotal	142,842	100,002
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(119,100)	(6,212)
Other current assets	(11,911)	(3,105)
Other assets	(638)	(1,969)
Accounts payable	70,367	(16,099)
Accrued employment costs	15,281	12,735
Accrued expenses	(5,608)	1,174
Customer advances	748	(17,467)
Accrued interest	6,435	13,659
Income taxes	12,594	7,473
Other current liabilities	(15,974)	(220)
Pension and postretirement benefits	9,953	12,699
Other liabilities	897	(143)
All other operating activities, principally foreign currency translation	(1,081)	3,599
Subtotal	(38,037)	6,124
Net cash from operating activities	104,805	106,126
Investing activities:
Acquisition of businesses, net of cash acquired	(24,211)	(197,421)
Capital expenditures	(15,046)	(16,499)
Disposition of property, plant and equipment	2,554	496
Other investing activities	(1,500)	—
Net cash used in investing activities	(38,203)	(213,424)
Financing activities:
Redemption of senior subordinated notes	(187)	—
Debt issuance costs	(1,462)	(641)
Cash dividends paid on common stock	(10,543)	—
Proceeds from employee stock purchase plan	6,899	—
Proceeds from exercise of stock options	12,642	2,793
Distributions paid to minority interests	(2,049)	—
Other financing activities	(1,306)	4,682
Net cash from financing activities	3,994	6,834
Net increase (decrease) in cash	70,596	(100,464)
Cash and cash equivalents, beginning of the period	134,876	134,856
Cash and cash equivalents, end of the period	$205,472	$34,392

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Training, Simulation & Support Services.    The businesses in this segment provide a full range of training, simulation and support services, including:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft; and

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development.

Aviation Products & Aircraft Modernization.     The businesses in this segment provide aviation products and aircraft modernization services, including:

•	airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders;

•	ruggedized custom displays for military and high-end commercial applications;

•	advanced cockpit avionics products and specialized avionics repair and overhaul services for various segments of the aviation market;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior completion for Head-of-State aircraft;

•	engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personnel equipment; and

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics support, and supply chain management, primarily for military training, tactical, cargo and utility aircraft, and the Patriot Missile System and M1 Abrams Main Battle Tank.

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
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

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

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2003, included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

The Company presents its sales and costs and expenses in two categories on the statements of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products." Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are primarily transacted using written contractual revenue arrangements, most of which require the Company to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

to the buyer's specifications. Such buyers are predominantly U.S. Government, foreign government and defense prime contractor customers. Most of these contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contractual revenue arrangements for domestic and foreign commercial customers, which also are covered by SOP 81-1 and ARB 45. Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." These sales are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition and are not covered by SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Microwave Components and Security and Detection Systems.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue and profit recognition, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates. For a more complete discussion of these estimates and assumptions, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

3.    Stock-Based Compensation

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of the fair value of the L-3 Holdings' stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees amortized over the vesting period of the grants. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations.

The table below presents the "as reported" net income and L-3 Holdings earnings per share (EPS), and the "pro forma" net income and L-3 Holdings EPS that the Company would have reported if the Company had elected to recognize non-cash compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$72,008	$49,737
Pro forma	66,151	44,708
L-3 Holdings Basic EPS:
As reported	$0.69	$0.52
Pro forma	0.63	0.47
L-3 Holdings Diluted EPS:
As reported	$0.67	$0.50
Pro forma	0.61	0.45

4.    Acquisitions

All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The Company values its acquired contracts in process on the date of acquisition at contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Aeromet, Klein Associates, Military Aviation Services, Vertex Aerospace and certain defense and aerospace assets of IPICOM are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value (revenue) to complete contracts in process, identifiable intangibles, goodwill, plant and equipment, litigation liabilities and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company expects to complete the purchase price allocations in 2004. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material. The Company did not acquire any businesses during the three months ended March 31, 2004.

The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of Aircraft Integration Systems (AIS). The AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	March 31, 2004	December 31, 2003
Billed receivables, less allowances of $19,880 and $25,221	$664,957	$637,254
Unbilled contract receivables	750,094	676,604
Less: unliquidated progress payments	(190,684)	(193,672)
Unbilled contract receivables, net	559,410	482,932
Inventoried contract costs, gross	361,923	353,247
Less: unliquidated progress payments	(14,084)	(17,624)
Inventoried contract costs, net	347,839	335,623
Inventories at lower of cost or market	165,905	159,539
Total contracts in process	$1,738,111	$1,615,348

In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government, also include allocated selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs, because they are recoverable indirect contract costs under U.S. Government procurement regulations. The Company inventories its SG&A, IRAD and B&P costs allocated to U.S. Government contracts as they are incurred, and recognizes them as costs of sales when the related contract sales are recognized as revenue.

The table below presents a summary of SG&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used in the determination of costs and expenses for "Contracts, primarily U.S. Government." The cost data in the table below does not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under costs and expenses for "Commercial, primarily products" and are expensed as incurred.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Balance in inventoried contract costs at beginning of period	$38,024	$52,253
Add: Incurred costs(1)	138,617	115,212
Less: Amounts recognized as costs and expenses	(134,687)	(114,532)
Balance in inventoried contract costs at end of period	$41,954	$52,933

(1)	Incurred costs include IRAD and B&P costs of $34,598 for the three months ended March 31, 2004 and $33,214 for the three months ended March 31, 2003.

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    During the first quarter of 2004, the Company completed its annual impairment test for the goodwill of each of its reporting units, which resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the reportable segments during the three months ended March 31, 2004. The Company reclassified the goodwill for its International Microwave Corporation (IMC) business from the Specialized Products segment to the Training, Simulation & Support Services segment, in connection with the consolidation of IMC into L-3 Government Services, Inc. (L-3 GSI) effective January 1, 2004.

	Secure Communications & ISR	Training Simulation & Support Services	Aviation Products & Aircraft Modernization	Specialized Products	Consolidated Total
Balance January 1, 2004	$726,880	$480,890	$1,350,818	$1,093,848	$3,652,436
Acquisitions	1,784	(1,309)	5,243	177	5,895
Reclassifications	—	30,761	—	(30,761)	—
Balance March 31, 2004	$728,664	$510,342	$1,356,061	$1,063,264	$3,658,331

During the three months ended March 31, 2004, goodwill was increased by a total of $5,895, which was comprised of (i) $2,897 for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to final closing date net assets of acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (ii) $2,998 primarily related to final estimates of fair value for acquired assets and liabilities assumed on acquisitions completed prior to January 1, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Identifiable Intangible Assets.     The gross carrying amount and accumulated amortization balances of the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$9,390	$145,380
Technology	14,500	3,069	11,431
Non-compete agreements	2,000	408	1,592
Total	$171,270	$12,867	$158,403

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$6,519	$148,251
Technology	14,500	2,325	12,175
Non-compete agreements	2,000	270	1,730
Total	$171,270	$9,114	$162,156

The Company recorded amortization expense for its identifiable intangible assets of $3,753 for the three months ended March 31, 2004 and $1,468 for the three months ended March 31, 2003. Based on gross carrying amounts at March 31, 2004, the Company's estimate for identifiable intangible assets amortization expense for the years ending December 31, 2004 through 2008 are presented in the table below.

Year ending December 31,	Estimated Amortization Expense
2004	$17,007
2005	18,678
2006	17,543
2007	16,647
2008	14,247

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	March 31, 2004	December 31, 2003
Accrued product warranty costs	$42,486	$41,184
Billings and amounts in excess of costs incurred on contracts in process	74,150	71,235
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	52,394	52,063
Aggregate purchase price payable for acquired businesses	4,679	28,331
Notes payable and capital lease obligations	10,273	9,312
Deferred revenues	5,403	7,850
Current portion of deferred gains from terminated interest rate swap agreements	4,246	4,246
Other	38,643	47,738
Total other current liabilities	$232,274	$261,959

The table below presents the changes in the Company's accrued product warranty costs for the three months ended March 31, 2004.

Balance January 1, 2004	$41,184
Accruals for product warranties issued during the period	6,606
Accruals for product warranties existing before January 1, 2004	550
Settlements made during the period	(5,854)
Balance March 31, 2004	$42,486

The components of other liabilities are presented in the table below.

	March 31, 2004	December 31, 2003
Non-current portion of deferred gains from terminated interest rate swap agreements	$28,162	$29,224
Accrued workers compensation	16,269	14,549
Notes payable and capital lease obligations	1,289	1,485
Other non-current liabilities	58,438	56,393
Total other liabilities	$104,158	$101,651

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 31, 2004	December 31, 2003
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
	1,750,000	1,750,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	—	298,370
4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES)	420,000	420,000
Principal amount of long-term debt	$2,170,000	$2,468,370
Less: Unamortized discounts	(10,776)	(11,070)
Fair value of interest rate swap agreements	(2,077)	—
Carrying amount of long-term debt	$2,157,147	$2,457,300

L-3 Communications

Available borrowings under the Company's senior credit facilities at March 31, 2004 were $678,532, after reductions for outstanding letters of credit of $71,468. There were no outstanding borrowings under the senior credit facilities at March 31, 2004. On February 24, 2004, the maturity date of the $250,000 364-day revolving credit facility was extended to February 22, 2005.

Depending on interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. The table below presents the Company's interest rate swap agreements that are currently outstanding.

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates
March 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$200,000	Six-Month USD LIBOR(1)	1.6%	January 15 and July 15
April 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	Six-Month USD LIBOR(1)	0.8%	January 15 and July 15

(1)	The six-month USD LIBOR interest rate was 1.16% on March 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

L-3 Holdings

On December 22, 2003, L-3 Holdings announced a full redemption of $300,000 of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1,630 of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298,183 of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $187 of Convertible Notes were redeemed for cash on January 12, 2004. As a result of the conversions and redemptions that occurred in January 2004, the principal amount of long-term debt decreased by $298,370 and shareholders' equity increased by $292,319, after the transfer of unamortized debt issuance costs of $5,849 from deferred debt issue costs related to the Convertible Notes.

9.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is presented in the table below.

	Three Months Ended March 31,
	2004	2003
Net income	$72,008	$49,737
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $409 tax benefit in 2004 and $467 tax expense in 2003	(613)	709
Unrealized losses on hedging instruments, net of $422 tax benefit in 2004 and $58 tax benefit in 2003	(662)	(91)
Plus: reclassification adjustment for losses realized in net income, net of $154 tax expense	246	—
Comprehensive income	$70,979	$50,355

The changes in the Company's accumulated other comprehensive balances for the three months ended March 31, 2004 and for the year ended December 31, 2003 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
March 31, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	(613)	246	(662)	—	(1,029)
Balance at March 31, 2004	$(3,645)	$—	$(43)	$(70,178)	$(73,866)
December 31, 2003
Balance at January 1, 2003	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)
Period change	(245)	—	896	(4,189)	(3,538)
Balance at December 31, 2003.	$(3,032)	$(246)	$619	$(70,178)	$(72,837)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Three Months Ended March 31,
	2004	2003
Basic:
Net income	$72,008	$49,737
Weighted average common shares outstanding	104,562	95,137
Basic earnings per share	$0.69	$0.52
Diluted:
Net income	$72,008	$49,737
After-tax interest expense savings on the assumed conversion of Convertible Notes	—	2,588
Net income, including assumed conversion of Convertible Notes	$72,008	$52,325
Common and potential common shares:
Weighted average common shares outstanding	104,562	95,137
Assumed exercise of stock options	10,027	7,374
Assumed purchase of common shares for treasury	(7,164)	(4,847)
Assumed conversion of Convertible Notes	644	7,362
Common and potential common shares	108,069	105,026
Diluted earnings per share	$0.67	$0.50

The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) were not included in the computation of diluted EPS for the three months ended March 31, 2004 and 2003 because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have been $0.02 lower than reported for the three months ended March 31, 2004 and $0.01 lower than reported for the three months ended March 31, 2003.

11.    L-3 Holdings Common Stock

On January 26, 2004, L-3 Holdings announced that its Board of Directors declared its first quarterly cash dividend of $0.10 per share. On March 15, 2004, L-3 Holdings paid cash dividends of $10,543 to shareholders of record at the close of business on February 17, 2004.

On April 27, 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share, payable on June 15, 2004 to shareholders of record at the close of business on May 17, 2004.

12.    Contingencies

A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts with U.S. Government customers. U.S. Govern-

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

ment contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Additionally, the Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses. Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, a retrial has been scheduled for September 2004. In preparation of such retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company has retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) had been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. The Court ordered that the plaintiffs file amended master complaints on March 31, 2004. These complaints did not name the Company or L-3 SDS as defendants. The Company has been advised that the plaintiffs' executive committee recommended that all plaintiffs drop their claims against the Company, L-3 SDS, and various other security systems manufacturers, and that all of the plaintiffs with active pending cases have agreed to do so. Actual notices of dismissal have been obtained in 92 cases and are being sought in the remaining cases, however it appears that the filing of the amended master complaints without listing the Company or its subsidiaries has effectively terminated the litigation against us. The Company therefore anticipates that it will have no liability in these cases.

On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100,000 not including punitive damages. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) is named as a defendant in six wrongful death lawsuits in the District Court, 17th Judicial District, Tarrant County, Texas; in the Circuit Court of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

the 17th Judicial Circuit, Broward County, Florida; and in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Fourteen claims resulting from this incident have previously settled and one settlement is pending. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, the Company does not believe it will have a material liability in this matter.

With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company believes that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, as discussed above, the Company is a party to a number of material litigations, for which an adverse determination could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.    Pension and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the three months ended March 31, 2004 and 2003.

	Pension Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$14,616	$11,078	$1,248	$1,212
Interest cost	14,132	11,977	2,168	2,147
Amortization of prior service cost	255	98	(581)	(425)
Expected return on plan assets	(13,086)	(9,475)	(269)	—
Recognized actuarial (gain) loss	3,373	3,084	189	(79)
Net periodic benefit cost	$19,290	$16,762	$2,755	$2,855

In April of 2004, the U.S. Congress extended the interest rate reduction for calculating minimum pension plan contributions through 2005. As such, the Company expects to contribute approximately $55,000 to its pension plans in 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

14.    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2004	2003
Interest paid	$29,079	$17,567
Income tax payments	4,679	3,628
Income tax refunds	1,640	2,793
Noncash transactions:
Company's employer contribution to savings plans paid in common stock	11,659	9,018
Conversion of 5¼% convertible senior subordinated notes to equity	298,183	—

15.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Support Services, (3) Aviation Products & Aircraft Modernization and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended March 31,
	2004	2003
Sales:
Secure Communications & ISR	$385,425	$327,867	(1)
Training, Simulation & Support Services	273,332	251,585	(2)
Aviation Products & Aircraft Modernization	522,883	153,241	(1)
Specialized Products	356,060	373,553	(2)
Elimination of intersegment sales	(16,056)	(17,199)
Consolidated total	$1,521,644	$1,089,047
Operating Income:
Secure Communications & ISR	$46,126	$32,432	(1)
Training, Simulation & Support Services	31,932	29,893	(2)
Aviation Products & Aircraft Modernization	49,785	20,756	(1)
Specialized Products	23,759	25,756	(2)
Consolidated total	$151,602	$108,837
Depreciation and Amortization:
Secure Communications & ISR	$8,341	$7,117
Training, Simulation & Support Services	1,802	2,014
Aviation Products & Aircraft Modernization	8,204	3,916
Specialized Products	11,344	9,732
Consolidated total	$29,691	$22,779

	March 31, 2004	December 31, 2003
Total Assets:
Secure Communications & ISR	$1,254,452	$1,201,187
Training, Simulation & Support Services	805,469	781,186
Aviation Products & Aircraft Modernization	2,090,892	2,043,677
Specialized Products	1,988,781	1,961,754
Corporate	517,211	505,086
Consolidated total	$6,656,805	$6,492,890

(1)	Reflects reclassifications from amounts reported in the prior year to conform to the current presentation of $6,479 of 2003 first quarter sales and $869 of 2003 first quarter operating loss for the Integrated Systems' Sea Sentinal contract from Aviation Products & Aircraft Modernization to Secure Communications & ISR. This change was effective in the 2003 second quarter presentation.
(2)	In 2004, we consolidated the IMC business into Government Services, Inc. As a result of this realignment, $10,016 of 2003 first quarter sales and $1,395 of 2003 first quarter operating income was reclassified from Specialized Products to Training, Simulation & Support Services.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

16.    Recently Issued Accounting Standards

In December of 2003, the FASB revised its FASB Interpretation No. 46, Consolidation of Variable Interest   Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company is required to adopt the provisions of FIN 46R for its interim period ended March 31, 2004. The Company does not hold any significant interests in VIEs that require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). This Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January of 2004, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). In accordance with FSP 106-1, the Company is electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's postretirement medical plans.

17.    Unaudited Financial Information of L-3 Communications and its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the senior credit facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications, (ii) L-3 Communications, excluding its consolidated subsidiaries (the "Parent"), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At March 31, 2004:
Current assets:
Cash and cash equivalents	$—	$199,899	$(23,849)	$29,422	$—	$205,472
Contracts in process	—	561,205	908,264	268,642	—	1,738,111
Other current assets	—	154,511	26,602	5,072	—	186,185
Total current assets	—	915,615	911,017	303,136	—	2,129,768
Goodwill	—	804,005	2,432,993	421,333	—	3,658,331
Other assets	—	326,942	436,013	105,751	—	868,706
Investment in and amounts due from consolidated subsidiaries	3,375,180	3,767,907	728,214	23,745	(7,895,046)	—
Total assets	$3,375,180	$5,814,469	$4,508,237	$853,965	$(7,895,046)	$6,656,805
Current liabilities	$—	$418,145	$411,549	$164,947	$—	$994,641
Other long-term liabilities	—	282,068	167,738	23,325	—	473,131
Long-term debt	418,071	2,157,147	—	—	(418,071)	2,157,147
Minority interests	—	—	—	74,777	—	74,777
Shareholders' equity	2,957,109	2,957,109	3,928,950	590,916	(7,476,975)	2,957,109
Total liabilities and shareholders' equity	$3,375,180	$5,814,469	$4,508,237	$853,965	$(7,895,046)	$6,656,805
At December 31, 2003:
Current assets:
Cash and cash equivalents	$—	$155,375	$(41,291)	$20,792	$—	$134,876
Contracts in process	—	528,056	817,547	269,745	—	1,615,348
Other current assets	—	159,194	21,928	6,356	—	187,478
Total current assets	—	842,625	798,184	296,893	—	1,937,702
Goodwill	—	805,388	2,425,591	421,457	—	3,652,436
Other assets	—	343,914	446,403	112,435	—	902,752
Investment in and amounts due from consolidated subsidiaries	3,290,873	3,708,989	596,696	21,052	(7,617,610)	—
Total assets	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890
Current liabilities	$—	$396,868	$370,468	$156,876	$—	$924,212
Other long-term liabilities	—	272,252	167,275	21,144	—	460,671
Long-term debt	716,377	2,457,300	—	—	(716,377)	2,457,300
Minority interests	—	—	—	76,211	—	76,211
Shareholders' equity	2,574,496	2,574,496	3,729,131	597,606	(6,901,233)	2,574,496
Total liabilities and shareholders' equity	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the three months ended March 31, 2004:
Sales	$—	$438,349	$906,449	$182,470	$(5,624)	$1,521,644
Costs and expenses	—	382,821	824,844	168,001	(5,624)	1,370,042
Operating income	—	55,528	81,605	14,469	—	151,602
Interest and other income (expense)	—	5,072	41	(3,192)	(2,974)	(1,053)
Interest expense	4,520	36,430	105	2,974	(7,494)	36,535
Minority interests in net income of consolidated subsidiaries	—	—	—	615	—	615
Provision (benefit) for income taxes	(1,650)	8,823	29,762	2,806	1,650	41,391
Equity in net income of consolidated subsidiaries	74,878	56,661	—	—	(131,539)	—
Net income	$72,008	$72,008	$51,779	$4,882	$(128,669)	$72,008
For the three months ended March 31, 2003:
Sales	$—	$456,436	$548,596	$92,054	$(8,039)	$1,089,047
Costs and expenses	—	404,907	497,403	85,939	(8,039)	980,210
Operating income	—	51,529	51,193	6,115	—	108,837
Interest and other income (expense)		3,424	(70)	(223)	(1,754)	1,377
Interest expense	8,488	31,835	223	1,912	(10,242)	32,216
Minority interest in net income of consolidated subsidiary	—	—	—	284	—	284
Provision (benefit) for income taxes	(3,056)	8,322	18,324	1,331	3,056	27,977
Equity in net income of consolidated subsidiaries	55,169	34,941	—	—	(90,110)	—
Net income	$49,737	$49,737	$32,576	$2,365	$(84,678)	$49,737

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the three months ended March 31, 2004:
Operating activities:
Net cash from operating activities	$—	$18,108	$77,201	$9,496	$—	$104,805
Investing activities:
Acquisition of businesses, net of cash acquired	—	(21,405)	(2,806)	—	—	(24,211)
Other investing activities	(33,149)	(8,686)	(8,022)	(90)	35,955	(13,992)
Net cash used in investing activities	(33,149)	(30,091)	(10,828)	(90)	35,955	(38,203)
Financing activities:
Net cash from (used in) financing activities	33,149	56,507	(48,931)	(776)	(35,955)	3,994
Net increase in cash	—	44,524	17,442	8,630	—	70,596
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$199,899	$(23,849)	$29,422	$—	$205,472
For the three months ended March 31, 2003:
Operating activities:
Net cash from (used in) operating activities	$—	$45,333	$66,271	$(5,478)	$—	$106,126
Investing activities:
Acquisition of businesses, net of cash acquired	—	(1,836)	(193,711)	(1,874)	—	(197,421)
Other investing activities	(20,561)	(203,365)	(6,911)	(1,312)	216,146	(16,003)
Net cash used in investing activities	(20,561)	(205,201)	(200,622)	(3,186)	216,146	(213,424)
Financing activities:
Net cash from financing activities	20,561	66,597	124,811	11,011	(216,146)	6,834
Net increase (decrease) in cash	—	(93,271)	(9,540)	2,347	—	(100,464)
Cash and cash equivalents, beginning of period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of
period	$—	$33,150	$(16,788)	$18,030	$—	$34,392

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and maintenance, Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The substantial majority of our sales are generated using written contractual revenue arrangements. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Our primary customer is the U.S. Department of Defense (DoD). Our other customers include certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems and related support services, and provides a wide range of engineering development services and integration support, and a full range of teaching, training, logistics and communication software support services. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, advanced cockpit avionics products, ruggedized custom displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides naval warfare products, telemetry, instrumentation, space and navigation products, premium fuzing products, security and surveillance systems, training devices and motion simulators, ruggedized commercial off-the-shelf technology and microwave components.

All of our U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Acquisitions

The table below summarizes all of the acquisitions that we have completed during the year ended December 31, 2003. There were no acquisitions completed during the three months ended March 31, 2004.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
Avionics Systems business of Goodrich Corporation(2)	March 28, 2003	$188.7
Aeromet, Inc.	May 30, 2003	$17.5	(3)
Flight Systems Engineering.	June 30, 2003	$0.5
Klein Associates Inc.	September 30, 2003	$30.0	(3)
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	$87.4	(3)
Vertex Aerospace LLC (Vertex)	December 1, 2003	$650.0	(3)(4)
Certain defense and aerospace assets of IPICOM, Inc.	December 10, 2003	$27.5	(3)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.
(2)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.
(3)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.
(4)	Excludes a $3.3 million purchase price adjustment paid on the closing date.

All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates. We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 3 to the consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K for a discussion of our acquisitions.

Presentation of Sales and Costs and Expenses.    L-3 presents its sales and costs and expenses in two categories on the statements of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products." Sales and costs and expenses for L-3's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for L-3's U.S. Government contractor businesses are primarily transacted using written contractual revenue arrangements, most of which require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Such buyers are predominantly U.S. Government, foreign government and defense prime contractor customers. Most of these contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1,   Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus Fixed-Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by L-3's U.S. Government contractor businesses transacted using contractual revenue arrangements for domestic and foreign commercial customers, which also are covered by SOP 81-1 and ARB 45. Sales and costs and expenses for L-3's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." These sales are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition, and are not covered by SOP 81-1, ARB 43 or ARB 45. L-3's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Microwave Components and Security and Detection Systems.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

The tables below provide two presentations of selected statement of operations data for L-3 for the three months ended March 31, 2004 (2004 First Quarter) and March 31, 2003 (2003 First Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2004	2003
	(in millions)
U.S. Government Contractors and Commercial Businesses Presentation
Sales:
Contracts, primarily U.S. Government	$1,374.1	$946.8	(1)
Commercial, primarily products	147.5	142.2	(1)
Consolidated	$1,521.6	$1,089.0
Operating income:
Contracts, primarily U.S. Government	$142.0	$104.0	(1)
Commercial, primarily products	9.6	4.8	(1)
Consolidated	$151.6	$108.8
Operating margin(2):
Contracts, primarily U.S. Government	10.3%	11.0%
Commercial, primarily products	6.5%	3.4%
Consolidated	10.0%	10.0%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$384.3	$327.7	(4)
Training, Simulation & Support Services	268.5	241.4	(5)
Aviation Products & Aircraft Modernization	522.6	152.5	(4)
Specialized Products	346.2	367.4	(5)
Consolidated	$1,521.6	$1,089.0
Operating income:
Secure Communications & ISR	$46.1	$32.4	(4)
Training, Simulation & Support Services	31.9	29.9	(5)
Aviation Products & Aircraft Modernization	49.8	20.7	(4)
Specialized Products	23.8	25.8	(5)
Consolidated	$151.6	$108.8
Operating margin(2):
Secure Communications & ISR	12.0%	9.9%
Training, Simulation & Support Services	11.9%	12.4%
Aviation Products & Aircraft Modernization	9.5%	13.6%
Specialized Products	6.9%	7.0%
Consolidated	10.0%	10.0%

(1)	In 2004, we consolidated the explosives detection systems (EDS) business into L-3 Security and Detection Systems, the IMC business into L-3 Government Services, Inc., the EMP business into our ESSCO business and the Apcom business into our Communication Systems-East business. As a result of these business realignments, certain reclassifications have been made to the prior period sales and operating income amounts to conform them to the current presentation. Specifically, $29.5 million of 2003 First Quarter sales and $2.4 million of 2003 First Quarter operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products" primarily for the EDS business, and $11.6 million of 2003 First

Quarter sales and $0.3 million of 2003 First Quarter operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government," primarily for the IMC business.
(2)	Operating margin is equal to operating income as a percentage of sales.
(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.
(4)	Reflects reclassifications from amounts reported in the prior year to conform to the current presentation of $6.5 million of 2003 First Quarter sales and $0.9 million of 2003 First Quarter operating loss for the Integrated Systems' Sea Sentinal contract from Aviation Products & Aircraft Modernization to Secure Communications & ISR. This change was effective in the 2003 second quarter presentation.
(5)	Reflects reclassifications from amounts reported in the prior year to conform to the current presentation of $10.0 million of 2003 First Quarter sales and $1.4 million of 2003 First Quarter operating income from Specialized Products to Training, Simulation & Support Services for the IMC realignment noted above.

Consolidated sales increased by $432.6 million, or 39.7%, to $1,521.6 million for the 2004 First Quarter from $1,089.0 million for the 2003 First Quarter. Organic sales growth for our defense businesses was 18.1%, or $170.9 million, driven by continued strong DoD demand, including demand for support activities related to the U.S. Military operations in Iraq and Afghanistan, for L-3's secure communications and ISR systems and products, aircraft modernization, simulation and training, communication software and engineering support and displays. Organic sales for our commercial and other non-military businesses declined by 15.5%, or $22.0 million, primarily due to lower sales for explosives detection systems (EDS). The increase in consolidated sales from acquisitions was $283.7 million, or 26.1%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in L-3's results of operations for the entire current period and prior period. Our increases to sales from acquired businesses include all of L-3's acquired businesses regardless of their size. Our "defense businesses" are comprised of our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government."

Sales from "Contracts, primarily U.S. Government" increased by $427.3 million, or 45.1%, to $1,374.1 million for the 2004 First Quarter from $946.8 million for the 2003 First Quarter. The increase in sales from acquired businesses was $256.4 million, or 27.1%. The acquired businesses include Aeromet, Klein, MAS, Vertex (including the sales from the recently awarded U.S. Army Aviation and Missile Command (AMCOM) contract for maintenance and logistics support for rotary-wing aircraft at Fort Rucker, Alabama attributable to Vertex's ownership interest prior to the date of acquisition by L-3) and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003. Organic sales growth was $170.9 million, or 18.1%, primarily because of higher sales volume for our secure communications and ISR systems and products, aircraft modernization and maintenance and training services and support activities.

Sales from "Commercial, primarily products" increased by $5.3 million, or 3.7%, to $147.5 million for the 2004 First Quarter from $142.2 million for the 2003 First Quarter. The increase in sales from the Avionics Systems and Flight Systems Engineering acquired businesses, both acquired in 2003, was $27.3 million. Organic sales declined by 15.5%, or $22.0 million, primarily due to the decrease in volume of $19.0 million for EDS.

Consolidated costs and expenses increased by $389.8 million, or 39.8%, to $1,370.0 million for the 2004 First Quarter from $980.2 million for the 2003 First Quarter, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $389.3 million, or 46.2%, to $1,232.1 million for the 2004 First Quarter from $842.8 million for the 2003 First Quarter. The increase in costs and expenses from acquired businesses was $239.3 million. The remaining increase is primarily attributed to organic sales growth for defense businesses.

Costs and expenses on our contracts with the U.S. Government include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These SG&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report SG&A, IRAD and B&P costs allocated to U.S. Government contracts as costs and expenses when the related contract sales are recognized as revenue. SG&A, IRAD and B&P costs included in costs and expenses for "Contracts, primarily U.S. Government" were $134.7 million for the 2004 First Quarter and $114.5 million for the 2003 First Quarter (see Note 5 to our unaudited condensed consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased by $0.5 million, or 0.4%, to $137.9 million for the 2004 First Quarter from $137.4 million for the 2003 First Quarter. Cost of sales decreased by $6.7 million to $88.2 million for the 2004 First Quarter from $94.9 million for the 2003 First Quarter. The decrease in cost of sales was primarily due to lower sales volume for our security products (including EDS) partially offset by increased costs attributable to the Avionics Systems acquired business. SG&A expenses increased by $1.6 million to $34.3 million for the 2004 First Quarter from $32.7 million for the 2003 First Quarter. The increase was due to expenses incurred by our Avionics Systems acquired business, which were partially offset by lower SG&A expenses at PrimeWave and our commercial technical support services business due, in each case, to cost and expense reductions. Research and development (R&D) expenses increased by $5.6 million to $15.4 million for the 2004 First Quarter from $9.8 million for the 2003 First Quarter. The increase was primarily due to the Avionics Systems acquired business and its development expenditures for SmartdeckTM.

Consolidated operating income increased by $42.8 million, or 39.3%, to $151.6 million for the 2004 First Quarter from $108.8 million for the 2003 First Quarter. The increase was primarily due to higher sales from our Secure Communications & ISR, Training, Simulation & Support Services and Aviation Products & Aircraft Modernization segments. Consolidated operating margin was unchanged at 10.0% for the 2004 First Quarter compared to the 2003 First Quarter. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $38.0 million, or 36.5%, to $142.0 million for the 2004 First Quarter from $104.0 million for the 2003 First Quarter. Operating margin decreased by 0.7 percentage points to 10.3% for the 2004 First Quarter from 11.0% for the 2003 First Quarter. Operating margin decreased primarily because of lower operating margins, which we expected, from the Vertex Aerospace acquired business and the AMCOM contract which have lower margins than our other U.S. Government contractor businesses.

Operating income for "Commercial, primarily products" increased by $4.8 million, or 100%, to $9.6 million for the 2004 First Quarter from $4.8 million for the 2003 First Quarter. Operating margin increased by 3.1 percentage points to 6.5% for the 2004 First Quarter from 3.4% for the 2003 First Quarter primarily because of higher margins from the Avionics Systems acquired business and lower losses for PrimeWave Communications.

Interest expense increased by $4.3 million to $36.5 million for the 2004 First Quarter from $32.2 million for the 2003 First Quarter because of higher levels of outstanding debt during the 2004 First Quarter compared to the levels of debt during the 2003 First Quarter.

Interest and other income (expense) changed by $2.5 million to $1.1 million of expense for the 2004 First Quarter compared to $1.4 million of income for the 2003 First Quarter. The change was primarily due to an increase in the liability that represents the fair value assigned to the embedded derivatives related to the CODES, and higher losses during the 2004 First Quarter for investments accounted for using the equity method as compared to the 2003 First Quarter.

The income tax provision for the 2004 First Quarter is based on the estimated effective income tax rate for 2004 of 36.5%, compared with the effective income tax rate of 36.0% for the 2003 First Quarter. The 2004 effective income tax rate does not assume the possible extension of the current federal research and experimentation tax credit that is scheduled to expire on June 30, 2004.

Basic earnings per share (EPS) increased by $0.17 to $0.69 for the 2004 First Quarter from $0.52 for the 2003 First Quarter. Diluted EPS increased by $0.17 to $0.67 for the 2004 First Quarter from $0.50 for the 2003 First Quarter.

The diluted EPS computation for the 2004 and 2003 First Quarters did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have been $0.02 lower than reported for the 2004 First Quarter and $0.01 lower than reported for the 2003 First Quarter.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $56.6 million, or 17.3%, to $384.3 million for the 2004 First Quarter from $327.7 million for the 2003 First Quarter. Organic sales growth was $48.4 million, or 14.8%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure communications and ISR systems and products. The increase in sales from acquired businesses was $8.2 million, or 2.5%. The acquired businesses include Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $13.7 million to $46.1 million for the 2004 First Quarter from $32.4 million for the 2003 First Quarter because of higher sales volume and operating margin. Operating margin increased by 2.1 percentage points to 12.0% for the 2004 First Quarter from 9.9% for the 2003 First Quarter, primarily because of organic sales growth and incremental contribution margin improvements. These improvements to operating margin were partially offset by a loss related to the design, development and testing activities on a production contract for transportable tactical satellite communications terminals, which reduced operating margin by 1.6 percentage points.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased by $27.1 million, or 11.2%, to $268.5 million for the 2004 First Quarter from $241.4 million for the 2003 First Quarter. The increase was driven by increased sales of training, simulation and communications software and engineering support services. There were no acquisitions that affected the results of this segment.

Operating income increased by $2.0 million to $31.9 million for the 2004 First Quarter from $29.9 million for the 2003 First Quarter because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 0.5 percentage points to 11.9% for the 2004 First Quarter from 12.4% for the 2003 First Quarter. The decrease was primarily due to higher sales from cost-reimbursable type and time-and-material type contracts, which generally are less profitable than fixed-priced type contracts.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $370.1 million, or 242.7%, to $522.6 million for the 2004 First Quarter from $152.5 million for the 2003 First Quarter. Organic sales growth was $98.1 million, or 64.3%. The increase in organic sales was due to $65.2 million primarily for aircraft modernization and displays due to strong DoD demand, and $32.9 million primarily from the recently awarded AMCOM contract (excluding the contract's sales attributable to Vertex's ownership interest in the AMCOM contract prior to the date of acquisition by L-3). The increase in sales from acquired businesses was $272.0 million, or 178.4%. The acquired businesses include Avionics Systems, Vertex Aerospace (including sales from the AMCOM contract attributable to Vertex's ownership interest prior to the date of acquisition by L-3), Military Aviation Services and Flight Systems Engineering, which were all acquired during 2003.

Operating income increased by $29.1 million to $49.8 million for the 2004 First Quarter from $20.7 million for the 2003 First Quarter because of higher sales volume partially offset by lower operating margin. Operating margin declined by 4.1 percentage points to 9.5% for the 2004 First Quarter from 13.6% for the 2003 First Quarter. Margins from acquired businesses, primarily Vertex, decreased operating margin by 2.0 percentage points. The recently awarded AMCOM contract decreased operating margin by 1.3 percentage points. The remaining decrease is primarily due to higher volume growth for aircraft modernization contracts, which have lower margins than those for aviation products.

Specialized Products

Sales within our Specialized Products segment declined by $21.2 million, or 5.8%, to $346.2 million for the 2004 First Quarter from $367.4 million for the 2003 First Quarter. The Klein Associates acquired business increased sales by $3.5 million. Organic sales declined by $24.7 million, or 6.7%, primarily because of lower EDS volume of $19.0 million. Volume declined by $13.0 million for ruggedized military computers, displays and communication terminals and shipboard electronic racks due to contractual timing of shipments, which are expected to increase during the remainder of the year. Volume declined by $8.3 million for naval warfare products due to contracts nearing completion. These sales decreases were partially offset by volume increases of $15.6 million primarily for fuzing products and training devices due to higher demand from the DoD and for naval power equipment due to higher shipments on contracts in backlog.

Operating income decreased by $2.0 million to $23.8 million for the 2004 First Quarter from $25.8 million for the 2003 First Quarter because of lower sales volume. Operating margin declined slightly by 0.1 percentage points to 6.9% for the 2004 First Quarter from 7.0% for the 2003 First Quarter. Operating margin declined by 1.4 percentage points due to lower EDS volume and by 0.9 percentage points because of a loss for the estimated costs to remedy product reliability problems on a contract to supply undersea dipping sonars. These decreases were partially offset by an increase of 2.2 percentage points primarily for naval power equipment due to higher volume.

Liquidity and Capital Resources

Balance Sheet

Contracts in process increased by $122.8 million to $1,738.1 million at March 31, 2004 from $1,615.3 million at December 31, 2003. The increase was principally comprised of:

•	increases of $76.5 million in unbilled contract receivables, net of unliquidated progress payments, due to sales exceeding deliveries and billings for secure communications and ISR systems and products, aircraft modernization, communications software and engineering support services and fuzing products. These increases were partially offset by a decrease in unbilled contract receivables for displays systems due to deliveries and billings exceeding sales;

•	increases of $27.7 million in billed receivables because of deliveries and billings for aircraft modernization and secure communications systems and products and delays in collection for certain secure communication contracts due to timing. These increases were partially offset by a reduction in billed receivables for EDS due to lower sales volumes;

•	increases of $12.2 million in inventoried contract costs, primarily for naval warfare products, secure communications systems and products, aircraft modernization and ruggedized military displays and shipboard electronic racks that are expected to be delivered in 2004. These increases were partially offset by a decrease for ISR systems and products due to deliveries during the period; and

•	increases of $6.4 million in inventories at lower of cost or market due to increases for security products and satellite communications products ordered by the DoD, that are expected to be delivered in 2004.

L-3's days receivable outstanding (DRO) was 74.0 at March 31, 2004 compared to 70.3 at December 31, 2003. We calculate our DRO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted on a pro forma basis to include sales from acquisitions that we completed as of the end of the period (which amounted to $6,035.2 million for the twelve-month period ended March 31, 2004), multiplied by 365.

L-3's days inventory held (DIH) was 36.4 at March 31, 2004, compared with 36.3 at December 31, 2003. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from acquisitions that we completed as of the end of the period, multiplied by 365.

Included in contracts in process at March 31, 2004 are net billed receivables of $5.8 million and net inventories of $12.6 million related to our PrimeWave Communications business. At December 31, 2003, we had $6.7 million of net billed receivables and $11.4 million of net inventories related to our PrimeWave Communications business.

The decrease in property, plant and equipment (PP&E) during the 2004 First Quarter was principally related to depreciation expense and disposals, partially offset by capital expenditures. The percentage of depreciation expense to average gross PP&E increased to 3.2% for the 2004 First Quarter from 2.9% for the 2003 First Quarter. The increase was attributable to the impact of business acquisitions completed during 2003, for which the statement of operations included depreciation expense for the entire 2004 First Quarter. We did not change any of the depreciation methods or estimated useful lives for assets that L-3 uses to calculate its depreciation expense.

Goodwill increased by $5.9 million to $3,658.3 million at March 31, 2004 from $3,652.4 million at December 31, 2003. The increase was comprised of (i) $2.9 million for increases to purchase prices for certain acquisitions completed prior to January 1, 2004, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (ii) $3.0 million primarily related to final estimates of fair value for acquired assets and liabilities assumed on acquisitions completed prior to January 1, 2004.

The increase in accounts payable was due to increased purchases from third-party vendors and subcontactors due to higher volumes for contracts-in-process and the timing of payments for such purchases. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees. The increase in accrued interest was due to the timing of interest payments. The decrease in other current liabilities was primarily due to the payment of the remaining purchase price for the acquisition of certain aerospace and defense assets of IPICOM, Inc., and the payment upon settlement of a foreign currency hedging forward contract. The increase in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions.

Statement of Cash Flows

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Cash increased to $205.5 million at March 31, 2004 from $134.9 million at December 31, 2003. The table below provides a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net cash from operating activities	$104.8	$106.1
Net cash used in investing activities	(38.2)	(213.4)
Net cash from financing activities	4.0	6.8
Net increase (decrease) in cash	$70.6	$(100.5)

Operating Activities

We generated $104.8 million of cash from operating activities during the 2004 First Quarter, a decrease of $1.3 million from the $106.1 million generated during the 2003 First Quarter. Net income adjusted for non-cash expenses and deferred income taxes increased by $42.8 million to $142.8 million for the 2004 First Quarter from $100.0 million for the 2003 First Quarter. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans of $11.7 million and depreciation and amortization of $29.7 million. During the 2004 First Quarter, the use of cash from the change in operating assets and liabilities was $38.0 million, compared to a $6.1 million source of cash for the 2003 First Quarter. The use of cash for contracts in process was driven by increases in billed receivables, unbilled contract receivables and inventoried contract costs primarily for our defense businesses, as discussed above under "Liquidity and Capital Resources — Balance Sheet". The use of cash for other current assets was primarily due to higher insurance premiums paid during the 2004 First Quarter for businesses acquired in 2003. These prepaid insurance premiums will be expensed over the next 12 months. The source of cash for accounts payable was due to increased purchases of materials, components and services and the timing of payments for such purchases. The timing of payments to employees for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded cash payments for them. The use of cash for other current liabilities was primarily due to the payment upon settlement of a foreign currency hedging forward contract and costs incurred in excess of billings during the 2004 First Quarter for certain training contracts. The source of cash from the change in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions.

We expect to generate net cash from operating activities in excess of $525 million for the full year 2004, including a deferred income tax provision of approximately $100 million, and a use of cash of approximately $110 million for changes in operating assets and liabilities, including working capital. Additionally, we expect the quarterly cash used for contracts in process to decline substantially during the remainder of 2004, as compared to the amount of cash used in the 2004 First Quarter.

Our cash interest payments, which are based on the fixed rate coupons and the interest payment dates of our debt were approximately $29 million for the first quarter of 2004. These cash interest payments, before any potential savings from our interest rate swap agreements, are expected to be approximately $30 million for the second quarter of 2004, approximately $44 million for the third quarter of 2004 and approximately $30 million for the fourth quarter of 2004. The interest payments for the third quarter of 2004 are expected to exceed those for each of the other three quarters of 2004 because of the timing of the interest coupon payments on the $400 million of 6 1/8% Senior Subordinated Notes we sold in December 2003, which are paid in January and July, commencing July 2004.

We expect to generate a deferred income tax provision of approximately $100 million for the full year 2004. This estimate of deferred income taxes for 2004 will probably increase, if we acquire businesses during 2004. L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect that the acquisitions L-3 has completed through March 31, 2004 will continue to generate substantial annual deferred tax benefits through 2017. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them because in either case, L-3's financial reporting amounts for goodwill would be greater than the income taxes basis for goodwill.

Investing Activities

During the 2004 First Quarter, we paid $24.2 million, primarily for the remaining purchase price for certain aerospace and defense assets of IPICOM, Inc., acquired in 2003 and for earnouts, which were accrued as other current liabilities at December 31, 2003. During the 2003 First Quarter, we used $197.4 million of cash to acquire businesses, primarily for our acquisition of Avionics Systems.

We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect to use approximately $100 million of cash for capital expenditures, net of cash proceeds from dispositions of property, plant and equipment, for the full year of 2004.

Financing Activities

Debt

Senior Credit Facilities.    At March 31, 2004, available borrowings under our senior credit facilities were $678.5 million, after reductions for outstanding letters of credit of $71.5 million. There were no outstanding borrowings under our senior credit facilities at March 31, 2004.

Redemptions.    On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on

January 9, 2004. At December 31, 2003, holders of approximately $1.6 million of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298.2 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $0.2 million of Convertible Notes were redeemed for cash on January 12, 2004.

Interest Rate Swap Agreements.    Depending on interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate that we pay under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. The table below presents our interest rate swap agreements that are currently outstanding.

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates
		(in millions)
March 2004	$400.0 million of 6 1/8% Senior Subordinated Notes due 2014	$200.0	Six-Month USD LIBOR(1)	1.6%	January 15 and July 15
April 2004	$400.0 million of 6 1/8% Senior Subordinated Notes due 2014	$100.0	Six-Month USD LIBOR(1)	0.8%	January 15 and July 15

(1)	The six-month USD LIBOR interest rate was 1.16% on March 31, 2004.

Outstanding interest rate swap agreements reduced interest expense by $0.3 million during the 2004 First Quarter, compared to $1.5 million during the 2003 First Quarter. Interest expense was reduced by $1.1 million for the 2004 First Quarter and $0.5 million for the 2003 First Quarter for amortization of deferred gains on terminated interest rate swap agreements.

Debt Covenants.    The senior credit facilities, senior subordinated notes and CODES agreements contain financial covenants and other restrictive covenants, which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the CODES. The CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its restricted subsidiaries other than its foreign subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-K filed on March 4, 2004, for a description of our debt and related financial covenants at December 31, 2003.

Equity

In January of 2004, we announced that our Board of Directors declared our first quarterly cash dividend of $0.10 per share. On March 15, 2004, we paid cash dividends of $10.5 million to shareholders of record at the close of business on February 17, 2004.

On April 27, 2004, we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share, payable June 15, 2004 to shareholders of record at the close of business on May 17, 2004.

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

Contingencies

See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In December of 2003, the Financial Accounting Standards Board (FASB) revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. We are required to adopt the provisions of FIN 46R for our interim period ended March 31, 2004. We do not hold any significant interests in VIEs that would require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). This Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January of 2004, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). In accordance with FSP 106-1, we are electing to defer recognition of any potential savings on the measure of the accumulated postretirement benefit or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the consolidated financial statements and accompanying notes do not reflect the effects of the Act on our postretirement medical plans.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.

Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and our actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the three months ended March 31, 2004 is discussed below.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

In March and April of 2004, we entered into new interest rate swap agreements on $300.0 million aggregate principal amount of our $400.0 million of 6 1/8% senior subordinated notes due 2014, to convert their fixed interest rates to variable rates. These new swap agreements are discussed above under "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities," of this report.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, as discussed below, we are a party to a number of material litigations, for which an adverse determination could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, a retrial has been scheduled for September 2004. In preparation of such retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. We have retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. We believe that we have meritorious defenses and intend to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

L-3 Communications Corporation and L-3 Communications Security and Detection Systems (L-3 SDS) had been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. The Court ordered that the plaintiffs file amended master complaints on March 31, 2004. These complaints did not name L-3 Communications Corporation or L-3 SDS as defendants. We have been advised that the plaintiffs' executive committee recommended that all plaintiffs drop their claims against L-3 Communications Corporation, L-3 SDS, and various other security systems manufacturers, and that all of the plaintiffs with active pending cases have agreed to do so. Actual notices of dismissal have been obtained in 92 cases and are being sought in the remaining cases, however it appears that the filing of the amended master complaints without listing L-3 Communications Corporation or its subsidiaries has effectively terminated the litigation against us. We therefore anticipate that we will have no liability in these cases.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by L-3 Communications Corporation on December 1, 2003) (L-3 Vertex) is named as a defendant in six wrongful death lawsuits in the District Court, 17th Judicial District, Tarrant County, Texas; in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida; and in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Fourteen claims resulting from this incident have previously settled and one settlement is pending. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description of Exhibit

3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).

3.2		By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).

3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

3.4		Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

	*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.

	**12.1	Ratio of Earnings to Fixed Charges.

	**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.

	**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.

	**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith

(b)    Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation Registrants

Date: May 10, 2004

/s/ Robert V. LaPenta

Name: Robert V. LaPenta Title: President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith