Form 10-Q
period 2004-06-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2004-08-09
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

    Yes            No

There were 106,920,648 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 30, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For Quarterly period ended June 30, 2004

PART I — FINANCIAL INFORMATION

i

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$227,965	$134,876
Contracts in process	1,771,390	1,615,348
Deferred income taxes	124,187	152,785
Other current assets	52,751	34,693
Total current assets	2,176,293	1,937,702
Property, plant and equipment, net	504,465	519,749
Goodwill	3,749,146	3,652,436
Identifiable intangible assets	159,036	162,156
Deferred income taxes	83,222	100,482
Deferred debt issue costs	40,227	48,572
Other assets	72,213	71,793
Total assets	$6,784,602	$6,492,890
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$251,434	$195,548
Accrued employment costs	256,467	239,690
Accrued expenses	61,178	72,880
Customer advances	68,244	58,078
Accrued interest	36,654	25,898
Income taxes	76,805	70,159
Other current liabilities	236,441	261,959
Total current liabilities	987,223	924,212
Pension and postretirement benefits	375,303	359,020
Other liabilities	112,583	101,651
Long-term debt	2,145,550	2,457,300
Total liabilities	3,620,659	3,842,183
Commitments and contingencies
Minority interests	75,509	76,211
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 106,461,584 and 97,077,495 shares (L-3 Communications common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2,272,003	1,893,488
Retained earnings	896,379	757,467
Unearned compensation	(5,985)	(3,622)
Accumulated other comprehensive loss	(73,963)	(72,837)
Total shareholders' equity	3,088,434	2,574,496
Total liabilities and shareholders' equity	$6,784,602	$6,492,890

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Sales:
Contracts, primarily U.S. Government	$1,501,821	$1,076,573
Commercial, primarily products	178,164	150,308
Total sales	1,679,985	1,226,881
Costs and expenses:
Contracts, primarily U.S. Government	1,343,678	953,647
Commercial, primarily products:
Cost of sales	105,023	93,097
Selling, general and administrative expenses	36,088	36,690
Research and development expenses	17,078	14,701
Total costs and expenses	1,501,867	1,098,135
Operating income	178,118	128,746
Other expense (income), net	2,362	56
Interest expense	35,390	33,656
Minority interests in net income of consolidated subsidiaries	1,672	404
Loss on retirement of debt	—	11,225
Income before income taxes	138,694	83,405
Provision for income taxes	50,623	30,026
Net income	$88,071	$53,379
L-3 Holdings' earnings per common share:
Basic	$0.83	$0.56
Diluted	$0.81	$0.53
L-3 Holdings' weighted average common shares outstanding:
Basic	106,070	95,643
Diluted	109,172	105,583

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Sales:
Contracts, primarily U.S. Government	$2,875,985	$2,023,384
Commercial, primarily products	325,644	292,544
Total sales	3,201,629	2,315,928
Costs and expenses:
Contracts, primarily U.S. Government	2,575,849	1,796,394
Commercial, primarily products:
Cost of sales	193,176	188,054
Selling, general and administrative expenses	70,372	69,355
Research and development expenses	32,512	24,542
Total costs and expenses	2,871,909	2,078,345
Operating income	329,720	237,583
Other expense (income), net	3,415	(1,321)
Interest expense	71,925	65,872
Minority interests in net income of consolidated subsidiaries	2,287	688
Loss on retirement of debt	—	11,225
Income before income taxes	252,093	161,119
Provision for income taxes	92,014	58,003
Net income	$160,079	$103,116
L-3 Holdings' earnings per common share:
Basic	$1.52	$1.08
Diluted	$1.47	$1.03
L-3 Holdings' weighted average common shares outstanding:
Basic	105,316	95,392
Diluted	108,643	105,315

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$160,079	$103,116
Loss on retirement of debt	—	11,225
Depreciation	44,974	38,234
Amortization of intangibles and other assets	13,815	9,376
Amortization of deferred debt issue costs (included in interest expense)	3,616	3,992
Deferred income tax provision	48,697	39,118
Minority interests in net income of consolidated subsidiaries	2,287	688
Other non-cash items	28,595	17,089
Subtotal	302,063	222,838
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(132,554)	(76,399)
Other current assets	(14,701)	(9,809)
Other assets	(3,821)	(5,647)
Accounts payable	48,538	12,184
Accrued employment costs	15,273	1,615
Accrued expenses	(10,757)	(5,382)
Customer advances	7,099	(13,200)
Accrued interest	10,756	1,538
Income taxes	15,433	3,988
Other current liabilities	(6,730)	32,005
Pension and postretirement benefits	17,565	23,956
Other liabilities	(2,511)	14,271
All other operating activities, principally foreign currency translation	(1,694)	6,301
Subtotal	(58,104)	(14,579)
Net cash from operating activities	243,959	208,259
Investing activities:
Acquisition of businesses, net of cash acquired	(131,333)	(219,892)
Capital expenditures	(32,878)	(38,135)
Disposition of property, plant and equipment	8,846	935
Other investing activities	(4,020)	—
Net cash used in investing activities	(159,385)	(257,092)
Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160
Redemption of senior subordinated notes	(187)	(187,650)
Debt issuance costs	(1,812)	(7,216)
Cash dividends paid on common stock	(21,167)	—
Proceeds from employee stock purchase plan	14,881	12,726
Proceeds from exercise of stock options	29,042	5,401
Distributions paid to minority interests	(2,989)	(823)
Other financing activities	(9,253)	136
Net cash from financing activities	8,515	220,734
Net increase in cash	93,089	171,901
Cash and cash equivalents, beginning of the period	134,876	134,856
Cash and cash equivalents, end of the period	$227,965	$306,757

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all its operating income and cash flow through its wholly-owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or the "Company") is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and maintenance, Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

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

Training, Simulation & Government Services.    The businesses in this segment provide a full range of training, simulation and support services, including:

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

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications, have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

The Company presents its sales and costs and expenses in two categories on the statements of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products." Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are primarily transacted using written contractual revenue arrangements, most of which require the Company to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Such buyers are predominantly U.S. Government, foreign government and defense prime contractor customers. Most of these contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contractual revenue arrangements for domestic and foreign commercial customers, which also are covered by SOP 81-1 and ARB 45. Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." These sales are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition, and are not covered by SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Microwave Components and Security and Detection Systems.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue and profit or loss recognition, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, preliminary purchase price allocations for the acquired assets and assumed liabilities of acquired businesses, recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates. For a more complete discussion of these estimates and assumptions, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

3.    Stock-Based Compensation

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of the fair value of the L-3 Holdings' stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees amortized over the vesting period of the grants. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations.

The table below presents the "as reported" net income and L-3 Holdings' earnings per share (EPS), and the "pro forma" net income and L-3 Holdings' EPS that the Company would have reported if the Company had elected to recognize non-cash compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended June 30,
	2004	2003
Net income:
As reported	$88,071	$53,379
Less: Stock-based employee compensation expense under the fair value based method, net of taxes	(7,662)	(4,542)
Pro forma	$80,409	$48,837
L-3 Holdings' Basic EPS:
As reported	$0.83	$0.56
Pro forma	0.76	0.51
L-3 Holdings' Diluted EPS:
As reported	$0.81	$0.53
Pro forma	0.74	0.49

	Six Months Ended June 30,
	2004	2003
Net income:
As reported	$160,079	$103,116
Less: Stock-based employee compensation expense under the fair value based method, net of taxes	(13,519)	(9,572)
Pro forma	$146,560	$93,544
L-3 Holdings' Basic EPS:
As reported	$1.52	$1.08
Pro forma	1.39	0.98
L-3 Holdings' Diluted EPS:
As reported	$1.47	$1.03
Pro forma	1.35	0.94

4.    Acquisitions

2004 Business Acquisitions.    During the six months ended June 30, 2004, in separate transactions, the Company acquired five businesses for an aggregate purchase price of $90,126 in cash, plus acquisition costs. These acquisitions were financed with cash on hand. The purchase prices for Beamhit LLC, AVISYS, Inc. and Bay Metals and Fabrication, Inc. are subject to adjustment based on the closing date net assets or net working capital of the respective acquired business. During the six months ended June 30, 2004, the Company acquired the following businesses:

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

•	Substantially all of the assets and certain specified liabilities of Beamhit LLC on May 13, 2004, for $40,000 in cash, plus additional consideration contingent upon the financial performance of Beamhit for each of the years ending December 31, 2004, 2005, 2006 and 2007, which will be accounted for as goodwill. Beamhit is a developer and supplier of laser marksmanship training systems, and adds a series of new products to the Company's expanding role in readiness training and simulation products and services;

•	Substantially all of the assets and liabilities of Brashear, LP on June 14, 2004, for $36,290 in cash. Brashear is a developer and supplier of complex electro-optical systems, including laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems and laser beam directors for military and international customers. Brashear adds new capabilities to the Company's role in advanced optics;

•	All of the outstanding common stock of AVISYS, Inc. on June 16, 2004, for $6,555 in cash, plus additional consideration not to exceed $23,000, which is contingent upon (i) an award and funding of a certain contract from the Department of Homeland Security on or before June 30, 2005, and (ii) the financial performance of AVISYS for each of the years ending December 31, 2004, 2005 and 2006. Any such additional consideration will be accounted for as goodwill. AVISYS develops products to counter the threat of a missile attack against civilian, commercial, military, and Head of State aircraft. AVISYS is synergistic with the Company's existing avionics and telemetry products for military and commercial markets;

•	Certain assets and liabilities of the General Electric Driver Development (GEDD) business on May 11, 2004, for $3,467 in cash. GEDD develops software for driving simulators and provides assembly and maintenance service for driving simulators; and

•	Substantially all of the assets and liabilities of Bay Metals and Fabrication, Inc. on June 8, 2004, for $3,814 in cash, plus additional consideration not to exceed $1,700, which is contingent upon the financial performance of Bay Metals for the fiscal years ending June 8, 2005, 2006 and 2007, and which will be accounted for as goodwill. Bay Metals is a metal fabricator and structural steel supplier for all phases of marine construction, ship repairs and fabrication.

Based on preliminary purchase price allocations, the goodwill recognized for the 2004 acquisitions was $71,100, approximately $68,500 of which is expected to be deductible for income tax purposes. Goodwill of $33,550 was assigned to the Training, Simulation & Government Services segment, $6,858 was assigned to the Aviation Products & Aircraft Modernization segment and $30,692 was assigned to the Specialized Products segment.

All of the Company's acquisitions are included in the Company's results of operations from their respective effective dates of acquisition. The Company values its acquired contracts in process on the date of acquisition at the remaining contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts. The purchase price allocations for Avionics Systems, Aeromet, Inc. and Flight Systems Engineering, all of which were acquired in 2003, have been finalized. The assets and liabilities recorded in connection with the purchase price allocations for Klein Associates, Military Aviation Services, Vertex Aerospace, and certain defense and aerospace assets of IPICOM, all of which were acquired in 2003, and the 2004 business acquisitions are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value (revenue) to complete contracts in process, identifiable intangibles, goodwill, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, and final appraisals and other analyses of fair values, which are in

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

process. The Company expects to complete the purchase price allocations, excluding those adjustments related to additional contingent consideration not resolved, in the second half of 2004. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material.

Vertex Aerospace Acquisition.    In May of 2004, the Company and the seller of Vertex Aerospace agreed to the final purchase price of $664,750 for the acquisition, based on the closing date net assets of Vertex Aerospace, representing an $11,500 increase to the contractual consideration paid prior to May of 2004. This payment was recorded as an increase to goodwill.

Aircraft Integration Systems Acquisition.    The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of Aircraft Integration Systems (AIS), which was completed in March 2002. The AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data.    Assuming the business acquisitions the Company completed during 2004 occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $3,244,400, $160,200 and $1.48, respectively, for the six months ended June 30, 2004. Assuming the business acquisitions the Company completed during 2004 and 2003 occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $2,776,800, $112,400 and $1.12, respectively, for the six months ended June 30, 2003. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed the acquisitions on January 1, 2003 or January 1, 2004.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	June 30, 2004	December 31, 2003
Billed receivables, less allowances of $21,343 and $25,221	$684,079	$637,254
Unbilled contract receivables	795,307	676,604
Less: unliquidated progress payments	(254,932)	(193,672)
Unbilled contract receivables, net	540,375	482,932
Inventoried contract costs, gross	397,141	353,247
Less: unliquidated progress payments	(20,778)	(17,624)
Inventoried contract costs, net	376,363	335,623
Inventories at lower of cost or market	170,573	159,539
Total contracts in process	$1,771,390	$1,615,348

Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts that have been recorded as sales, which have not yet been billed to customers. The majority of unbilled

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by the total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. To a lesser extent, unbilled contract receivables also arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the month due to the timing of preparation of invoices for customers.

Unliquidated progress payments arise from fixed price-type contracts with the U.S. Government that contain progress payment clauses, and represent progress payment invoices which have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 75% or 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. As such, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost POC method, and against inventoried contract costs if revenue is recorded using the units-of-delivery POC method.

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for additional information about the components of contracts in process (contained in Notes 2 and 4 to the Audited Consolidated Financial Statements) and contract revenue recognition (contained in Note 2 to the Audited Consolidated Financial Statements and in the Management's Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies).

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Balance in inventoried contract costs at beginning of period	$41,954	$52,933
Add: Incurred costs(1)	146,055	123,621
Less: Amounts recognized as costs and expenses	(144,701)	(122,860)
Balance in inventoried contract costs at end of period	$43,308	$53,694

	Six Months Ended June 30,
	2004	2003
Balance in inventoried contract costs at beginning of period	$38,024	$52,253
Add: Incurred costs(2)	284,672	238,833
Less: Amounts recognized as costs and expenses	(279,388)	(237,392)
Balance in inventoried contract costs at end of period	$43,308	$53,694

(1)	Incurred costs include IRAD and B&P costs of $38,166 for the three months ended June 30, 2004 and $33,157 for the three months ended June 30, 2003.

(2)	Incurred costs include IRAD and B&P costs of $72,764 for the six months ended June 30, 2004 and $66,371 for the six months ended June 30, 2003.

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    During the first quarter of 2004, the Company completed its annual impairment test for the goodwill of each of its reporting units, which resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the reportable segments during the six months ended June 30, 2004. The Company reclassified the goodwill for its International Microwave Corporation (IMC) business from the Specialized Products segment to the Training, Simulation & Government Services segment, in connection with the consolidation of IMC into L-3 Government Services, Inc. (L-3 GSI) effective January 1, 2004.

	Secure Communications & ISR	Training, Simulation & Government Services	Aviation Products & Aircraft Modernization	Specialized Products	Consolidated Total
Balance January 1, 2004	$726,880	$480,890	$1,350,818	$1,093,848	$3,652,436
Acquisitions	9,477	30,999	24,926	31,308	96,710
Reclassifications	—	30,761	—	(30,761)	—
Balance June 30, 2004	$736,357	$542,650	$1,375,744	$1,094,395	$3,749,146

During the six months ended June 30, 2004, goodwill was increased by a total of $96,710, which was comprised of (i) $71,100 for acquisitions completed during the six months ended June 30, 2004, (ii) $22,761 for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to the final closing date net assets of acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $2,849 primarily related to final estimates of fair value for acquired assets and liabilities assumed on acquisitions completed prior to January 1, 2004.

Identifiable Intangible Assets.    The gross carrying amount and accumulated amortization balances of the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$158,060	$12,261	$145,799
Technology	15,597	3,814	11,783
Non-compete agreements	2,000	546	1,454
Total	$175,657	$16,621	$159,036

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$6,519	$148,251
Technology	14,500	2,325	12,175
Non-compete agreements	2,000	270	1,730
Total	$171,270	$9,114	$162,156

The Company recorded amortization expense for its identifiable intangible assets of $3,754 for the three months ended June 30, 2004 and $2,068 for the three months ended June 30, 2003. The Company recorded amortization expense for its identifiable intangible assets of $7,507 for the six months ended June 30, 2004 and $3,536 for the six months ended June 30, 2003. Based on the gross carrying amounts at June 30, 2004, the Company's estimates for identifiable intangible assets amortization expense for the years ending December 31, 2004 through 2008 are presented in the table below.

Year ending December 31,	Estimated Amortization Expense
2004	$17,062
2005	18,952
2006	17,982
2007	17,086
2008	14,686

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	June 30, 2004	December 31, 2003
Accrued product warranty costs	$44,243	$41,184
Billings and amounts in excess of costs incurred on contracts in process	85,703	71,235
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	46,823	52,063
Aggregate purchase price payable for acquired businesses	—	28,331
Notes payable and capital lease obligations	2,834	9,312
Deferred revenues	5,276	7,850
Current portion of deferred gains from terminated interest rate swap agreements	4,246	4,246
Other	47,316	47,738
Total other current liabilities	$236,441	$261,959

The components of other liabilities are presented in the table below.

	June 30, 2004	December 31, 2003
Non-current portion of deferred gains from terminated interest rate swap agreements	$27,101	$29,224
Accrued workers compensation	16,133	14,549
Fair value of interest rate swap agreements	13,967	—
Notes payable and capital lease obligations	1,118	1,485
Non-current accrued product warranty costs	—	4,630
Other non-current liabilities	54,264	51,763
Total other liabilities	$112,583	$101,651

The table below presents the changes in the Company's accrued product warranty costs for the six months ended June 30, 2004.

Balance at January 1, 2004	$45,814
Acquisitions during the period	342
Accruals for product warranties issued during the period	7,360
Accruals for product warranties existing before January 1, 2004	1,748
Settlements made during the period	(11,021)
Balance at June 30, 2004	$44,243

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 30, 2004	December 31, 2003
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
	1,750,000	1,750,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	—	298,370
4% Senior Subordinated Convertible Contingent Debt Securities due 2011	420,000	420,000
Principal amount of long-term debt	$2,170,000	$2,468,370
Less: Unamortized discounts	(10,483)	(11,070)
Fair value of interest rate swap agreements	(13,967)	—
Carrying amount of long-term debt	$2,145,550	$2,457,300

L-3 Communications

Available borrowings under the Company's senior credit facilities at June 30, 2004 were $669,933, after reductions for outstanding letters of credit of $80,067. There were no outstanding borrowings under the senior credit facilities at June 30, 2004. On February 24, 2004, the maturity date of the $250,000 364-day revolving credit facility was extended to February 22, 2005.

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

(1) The six-month USD LIBOR interest rate was 1.94% on June 30, 2004 and 1.16% on March 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

L-3 Holdings

Convertible Notes.    On December 22, 2003, L-3 Holdings announced a full redemption of $300,000 of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1,630 of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298,183 of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $187 of Convertible Notes were redeemed for cash on January 12, 2004. As a result of the conversions and redemptions that occurred in January 2004, the principal amount of long-term debt decreased by $298,370 and shareholders' equity increased by $292,319, after the transfer of unamortized debt issuance costs of $5,849 from deferred debt issue costs related to the Convertible Notes.

Convertible Contingent Debt Securities.    If the closing sales price of the common stock of L-3 Holdings is equal to or greater than $64.58 for at least 20 trading days during the first 30 trading days of each fiscal quarter (the "Quarterly Evaluation Period"), the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES) are convertible into L-3 Holdings common stock at a conversion price of $53.81 per share for approximately 90 days beginning on the last day of the applicable Evaluation Period (the "Quarterly Conversion Period"). The table below presents the Quarterly Evaluation Periods and Quarterly Conversion Periods for the year ending December 31, 2004. The market price trigger for the CODES to become convertible into L-3 Holdings common stock was not satisfied during the Quarterly Evaluation Periods for the first, second and third quarters of 2004. See Note 8 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2003 for a description of all the circumstances under which the CODES may become convertible, including those unrelated to the market price trigger.

Fiscal Quarter	Quarterly Evaluation Period	Quarterly Conversion Period
First	January 2, 2004 to February 13, 2004	February 13, 2004 to May 12, 2004

Second	April 1, 2004 to May 13, 2004	May 13, 2004 to August 11, 2004

Third	July 1, 2004 to August 12, 2004	August 12, 2004 to November 10, 2004

Fourth	October 1, 2004 to November 11, 2004	November 11, 2004 to February 13, 2005

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

9.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 is presented in the tables below.

	Three Months Ended June 30,
	2004	2003
Net income	$88,071	$53,379
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $443 tax benefit in 2004 and $931 tax benefit in 2003	(690)	(1,462)
Unrealized gains (losses) on hedging instruments, net of $382 tax expense in 2004 and $589 tax benefit in 2003	593	(926)
Comprehensive income	$87,974	$50,991

	Six Months Ended June 30,
	2004	2003
Net income	$160,079	$103,116
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $852 tax benefit in 2004 and $464 tax benefit in 2003	(1,303)	(753)
Unrealized losses on hedging instruments, net of $40 tax benefit in 2004 and $647 tax benefit in 2003	(69)	(1,017)
Plus: reclassification adjustment for losses realized in net income, net of $154 tax expense	246	—
Comprehensive income	$158,953	$101,346

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

The changes in the Company's accumulated other comprehensive balances for the six months ended June 30, 2004 and for the year ended December 31, 2003 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
June 30, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	(1,303)	246	(69)	—	(1,126)
Balance at June 30, 2004	$(4,335)	$—	$550	$(70,178)	$(73,963)

December 31, 2003
Balance at January 1, 2003	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)
Period change	(245)	—	896	(4,189)	(3,538)
Balance at December 31, 2003.	$(3,032)	$(246)	$619	$(70,178)	$(72,837)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$88,071	$53,379	$160,079	$103,116
Weighted average common shares outstanding	106,070	95,643	105,316	95,392
Basic earnings per share	$0.83	$0.56	$1.52	$1.08
Diluted:
Net income	$88,071	$53,379	$160,079	$103,116
After-tax interest expense savings on the assumed conversion of Convertible Notes	—	2,588	—	5,175
Net income, including assumed conversion of Convertible Notes	$88,071	$55,967	$160,079	$108,291
Common and potential common shares:
Weighted average common shares outstanding	106,070	95,643	105,316	95,392
Assumed exercise of stock options	10,024	7,851	9,695	7,613
Assumed purchase of common shares for treasury	(6,922)	(5,273)	(6,690)	(5,052)
Assumed conversion of Convertible Notes	—	7,362	322	7,362
Common and potential common shares	109,172	105,583	108,643	105,315
Diluted earnings per share	$0.81	$0.53	$1.47	$1.03

The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the three and six months ended June

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

30, 2004 and 2003 because the conditions required for them to become convertible were not satisfied. See Note 8 above. However, if the CODES had been convertible, diluted EPS would have been lower than the reported diluted EPS by $0.03 for the three months ended June 30, 2004, $0.01 for the three months ended June 30, 2003, $0.05 for the six months ended June 30, 2004 and $0.02 for the six months ended June 30, 2003.

11.    Cash Dividends on L-3 Holdings Common Stock

On January 26, 2004, L-3 Holdings announced that its Board of Directors declared its first quarterly cash dividend of $0.10 per share. On March 15, 2004, L-3 Holdings paid cash dividends of $10,543 in aggregate to shareholders of record at the close of business on February 17, 2004.

On April 27, 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share. On June 15, 2004, L-3 Holdings paid cash dividends of $10,624 in aggregate to shareholders of record at the close of business on May 17, 2004.

On July 14, 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share payable on September 15, 2004, to shareholders of record at the close of business on August 17, 2004.

12.    Contingencies

A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable or for termination for the convenience of the U.S. Government. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Additionally, the Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses. Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

awareness avionics. ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. Honeywell, Thales Avionics and ACSS have executed a settlement agreement resolving the matter with no liability to, and no restriction on, the operation of business of the Company or ACSS.

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
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Discovery on the matter is essentially complete. The Company believes that the claims asserted by OSI in its suit are without merit and intends to vigorously defend against the OSI claims.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) is named as a defendant in three wrongful death lawsuits in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Eighteen claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, the Company does not believe it will have a material liability in this matter.

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

13.    Pension and Other Employee Benefits

The following tables summarize the components of net periodic benefit cost for the Company's pension and postretirement benefit plans.

	Three Months Ended June 30,
	2004	2003	2004	2003
	Pension Plans		Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$14,616	$11,079	$1,248	$1,212
Interest cost	14,131	11,977	2,169	2,147
Amortization of prior service cost	256	99	(582)	(425)
Expected return on plan assets	(13,087)	(9,475)	(269)	—
Recognized actuarial (gain) loss	3,374	3,083	189	(79)
Net periodic benefit cost	$19,290	$16,763	$2,755	$2,855

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003	2004	2003
	Pension Plans		Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$29,232	$22,157	$2,496	$2,424
Interest cost	28,263	23,954	4,337	4,294
Amortization of prior service cost	511	197	(1,163)	(850)
Expected return on plan assets	(26,173)	(18,950)	(538)	—
Recognized actuarial (gain) loss	6,747	6,167	378	(158)
Net periodic benefit cost	$38,580	$33,525	$5,510	$5,710

The Company expects to contribute approximately $55,000 to its pension plans in 2004, of which approximately $19,100 was contributed during the six months ended June 30, 2004.

14.    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2004	2003
Interest paid	$59,089	$62,712
Income tax payments	28,567	18,874
Income tax refunds	1,937	2,347
Noncash transactions:
Company's employer contribution to savings plans paid in common stock	24,329	18,845
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings common stock	298,183	—

15.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Government Services, (3) Aviation Products & Aircraft Modernization and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
Sales:
Secure Communications & ISR	$414,358	$352,817		$799,783	$680,684
Training, Simulation & Government Services	319,199	266,511	(1)	592,531	518,096	(1)
Aviation Products & Aircraft Modernization	551,544	254,543		1,074,427	407,784
Specialized Products	418,706	375,663	(1)	774,766	749,216	(1)
Elimination of intersegment sales	(23,822)	(22,653)		(39,878)	(39,852)
Consolidated total	$1,679,985	$1,226,881		$3,201,629	$2,315,928
Operating Income:
Secure Communications & ISR	$56,838	$42,418		$102,964	$74,850
Training, Simulation & Government Services	35,304	30,515	(1)	67,236	60,408	(1)
Aviation Products & Aircraft Modernization	54,199	33,719		103,984	54,475
Specialized Products	31,777	22,094	(1)	55,536	47,850	(1)
Consolidated total	$178,118	$128,746		$329,720	$237,583
Depreciation and Amortization:
Secure Communications & ISR	$7,604	$6,616		$15,945	$13,733
Training, Simulation & Government Services	1,832	1,964		3,634	3,978
Aviation Products & Aircraft Modernization	8,308	5,097		16,512	9,013
Specialized Products	11,354	11,154		22,698	20,886
Consolidated total	$29,098	$24,831		$58,789	$47,610

	June 30, 2004	December 31, 2003
Total Assets:
Secure Communications & ISR	$1,286,861	$1,201,187
Training, Simulation & Government Services	868,654	781,186
Aviation Products & Aircraft Modernization	2,101,871	2,043,677
Specialized Products	2,017,014	1,961,754
Corporate	510,202	505,086
Consolidated total	$6,784,602	$6,492,890

(1)	In 2004, the Company consolidated the IMC business into L-3 Government Services, Inc. As a result of this realignment, $9,101 of sales and $1,270 of operating income was reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment for the three months ended June 30, 2003. For the six months ended June 30, 2003, $19,117 of sales and $2,665 of operating income was reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment.

16.    Recently Issued Accounting Standards

In December of 2003, the FASB revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. Generally, a VIE is a legal structure for which the holders of a majority voting equity (ownership) interest may not have a controlling financial interest in the legal structure. Variable interests in a VIE are the contractual, ownership, creditor or other pecuniary interests in the VIE that change with changes in the fair value of the net assets exclusive of variable interests. FIN 46R provides guidance for identifying legal structures which are VIEs and the variable interests in a VIE, and also provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in its financial statements. The Company adopted the provisions of FIN 46R during the interim period ended March 31, 2004. The Company does not hold any significant interests in VIEs that require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This Act introduces a federal subsidy to employers who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The guidance in FSP 106-2 applies only if (i) the prescription drug benefits under the Company's defined benefit postretirement health care plan are considered actuarially equivalent to Medicare Part D and therefore qualify for the subsidy under the Act, and (ii) the expected subsidy will reduce the Company's share of the cost of the underlying postretirement prescription drug coverage. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The amount of the accumulated postretirement benefit obligation or net periodic benefit cost recorded in the unaudited condensed consolidated financial statements and disclosed in the accompanying notes do not include the effects of the Act because the Company has not yet determined whether the benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D. The Company expects to make this determination by September 30, 2004.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At June 30, 2004:
Current assets:
Cash and cash equivalents	$—	$208,848	$(30,503)	$49,620	$—	$227,965
Contracts in process	—	572,282	980,970	218,138	—	1,771,390
Other current assets	—	137,987	32,175	6,776	—	176,938
Total current assets	—	919,117	982,642	274,534	—	2,176,293
Goodwill	—	831,215	2,509,936	407,995	—	3,749,146
Other assets	—	319,478	434,810	104,875	—	859,163
Investment in and amounts due from consolidated subsidiaries	3,506,568	3,904,647	728,091	33,598	(8,172,904)	—
Total assets	$3,506,568	$5,974,457	$4,655,479	$821,002	$(8,172,904)	$6,784,602
Current liabilities	$—	$440,899	$387,984	$158,340	$—	$987,223
Other long-term liabilities	—	299,574	163,190	25,122	—	487,886
Long-term debt	418,134	2,145,550	—	—	(418,134)	2,145,550
Minority interests	—	—	—	75,509	—	75,509
Shareholders' equity	3,088,434	3,088,434	4,104,305	562,031	(7,754,770)	3,088,434
Total liabilities and shareholders' equity	$3,506,568	$5,974,457	$4,655,479	$821,002	$(8,172,904)	$6,784,602
At December 31, 2003:
Current assets:
Cash and cash equivalents	$—	$155,375	$(41,291)	$20,792	$—	$134,876
Contracts in process	—	528,056	817,547	269,745	—	1,615,348
Other current assets	—	159,194	21,928	6,356	—	187,478
Total current assets	—	842,625	798,184	296,893	—	1,937,702
Goodwill	—	805,388	2,425,591	421,457	—	3,652,436
Other assets	—	343,914	446,403	112,435	—	902,752
Investment in and amounts due from consolidated subsidiaries	3,290,873	3,708,989	596,696	21,052	(7,617,610)	—
Total assets	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890

Current liabilities	$—	$396,868	$370,468	$156,876	$—	$924,212
Other long-term liabilities	—	272,252	167,275	21,144	—	460,671
Long-term debt	716,377	2,457,300	—	—	(716,377)	2,457,300
Minority interests	—	—	—	76,211	—	76,211
Shareholders' equity	2,574,496	2,574,496	3,729,131	597,606	(6,901,233)	2,574,496
Total liabilities and shareholders' equity	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the six months ended June 30, 2004:
Sales	$—	$938,168	$1,892,293	$384,851	$(13,683)	$3,201,629
Costs and expenses	—	821,375	1,719,458	344,759	(13,683)	2,871,909
Operating income	—	116,793	172,835	40,092	—	329,720
Other expense (income), net	—	(8,139)	808	4,739	6,007	3,415
Interest expense	9,040	71,401	257	6,274	(15,047)	71,925
Minority interests in net income of consolidated subsidiaries	—	—	—	2,287	—	2,287
Provision (benefit) for income taxes	(3,300)	19,539	62,696	9,779	3,300	92,014
Equity in net income of consolidated subsidiaries	165,819	126,087	—	—	(291,906)	—
Net income	$160,079	$160,079	$109,074	$17,013	$(286,166)	$160,079
For the six months ended June 30, 2003:
Sales	$—	$908,248	$1,223,111	$195,979	$(11,410)	$2,315,928
Costs and expenses	—	798,121	1,115,290	176,344	(11,410)	2,078,345
Operating income	—	110,127	107,821	19,635	—	237,583
Other expense (income), net	—	(6,076)	126	985	3,644	(1,321)
Interest expense	16,626	65,322	223	3,971	(20,270)	65,872
Minority interest in net income of consolidated subsidiaries	—	—	—	688	—	688
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(5,985)	14,276	38,690	5,037	5,985	58,003
Equity in net income of consolidated subsidiaries	113,757	77,736	—	—	(191,493)	—
Net income	$103,116	$103,116	$68,782	$8,954	$(180,852)	$103,116
For the three months ended June 30, 2004:
Sales	$—	$499,819	$985,844	$202,381	$(8,059)	$1,679,985
Costs and expenses	—	438,554	894,614	176,758	(8,059)	1,501,867
Operating income	—	61,265	91,230	25,623	—	178,118
Other expense (income), net	—	(3,067)	849	1,547	3,033	2,362
Interest expense	4,520	34,971	152	3,300	(7,553)	35,390
Minority interests in net income of consolidated subsidiaries	—	—	—	1,672	—	1,672
Provision (benefit) for income taxes	(1,650)	10,716	32,934	6,973	1,650	50,623
Equity in net income of consolidated subsidiaries	90,941	69,426	—	—	(160,367)	—
Net income	$88,071	$88,071	$57,295	$12,131	$(157,497)	$88,071
For the three months ended June 30, 2003:
Sales	$—	$451,812	$674,515	$103,925	$(3,371)	$1,226,881
Costs and expenses	—	393,214	617,887	90,405	(3,371)	1,098,135
Operating income	—	58,598	56,628	13,520	—	128,746
Other expense (income), net	—	(2,652)	56	762	1,890	56
Interest expense	8,138	33,487	—	2,059	(10,028)	33,656
Minority interest in net income of consolidated subsidiaries	—	—	—	404	—	404
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(2,929)	5,954	20,366	3,706	2,929	30,026
Equity in net income of consolidated subsidiaries	58,588	42,795	—	—	(101,383)	—
Net income	$53,379	$53,379	$36,206	$6,589	$(96,174)	$53,379

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the six months ended June 30, 2004:
Operating activities:
Net cash from operating activities	$—	$67,928	$131,580	$44,451	$—	$243,959
Investing activities:						—
Acquisition of businesses, net of cash acquired	—	(55,166)	(76,002)	(165)	—	(131,333)
Other investing activities	(86,196)	(83,924)	(15,001)	(5,294)	162,363	(28,052)
Net cash used in investing activities	(86,196)	(139,090)	(91,003)	(5,459)	162,363	(159,385)
Financing activities:
Net cash from (used in) financing activities	86,196	124,635	(29,789)	(10,164)	(162,363)	8,515
Net increase in cash	—	53,473	10,788	28,828	—	93,089
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$208,848	$(30,503)	$49,620	$—	$227,965

For the six months ended June 30, 2003:
Operating activities:
Net cash from (used in) operating activities	$—	$103,475	$117,645	$(12,861)	$—	$208,259

Investing activities:
Acquisition of businesses, net of cash acquired	—	(3,272)	(214,475)	(2,145)	—	(219,892)
Other investing activities	(46,723)	(235,627)	(15,417)	(2,776)	263,343	(37,200)
Net cash used in investing activities	(46,723)	(238,899)	(229,892)	(4,921)	263,343	(257,092)

Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160	—	—	—	398,160
Redemption of senior subordinated notes	—	(187,650)	—	—	—	(187,650)
Other financing activities	46,723	113,981	103,679	9,184	(263,343)	10,224
Net cash from financing activities	46,723	324,491	103,679	9,184	(263,343)	220,734
Net increase (decrease) in cash	—	189,067	(8,568)	(8,598)	—	171,901
Cash and cash equivalents, beginning of period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of period	$—	$315,488	$(15,816)	$7,085	$—	$306,757

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and maintenance, Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The substantial majority of our sales are generated using written contractual revenue arrangements. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Our primary customer is the U.S. Department of Defense (DoD). Our other customers include the U.S. Department of Homeland Security (DHS), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Government Services segment produces training systems and related support services, and provides a wide range of engineering development services and integration support, and a full range of teaching, training, logistics and communication software support services. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, advanced cockpit avionics products, ruggedized custom displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides naval warfare products, telemetry, instrumentation, space and navigation products, premium fuzing products, security and surveillance systems, training devices and motion simulators, ruggedized commercial off-the-shelf technology and microwave components.

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2003, included in L-3's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Acquisitions

The table below summarizes all of the acquisitions that we have completed during the year ended December 31, 2003 and the six-month period ended June 30, 2004.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
Avionics Systems business of Goodrich Corporation(2)	March 28, 2003	$188.7
Aeromet, Inc.	May 30, 2003	$18.4
Flight Systems Engineering.	June 30, 2003	$0.5
Klein Associates Inc.	September 30, 2003	$30.0	(3)
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	$87.4	(3)
Vertex Aerospace LLC (Vertex)	December 1, 2003	$664.8	(4)
Certain defense and aerospace assets of IPICOM, Inc.	December 10, 2003	$27.5	(3)
General Electric Driver Development business	May 11, 2004	$3.5
Beamhit LLC	May 13, 2004	$40.0	(3)(5)
Bay Metals and Fabrication, Inc.	June 8, 2004	$3.8	(3)(6)
Brashear, LP	June 14, 2004	$36.3
AVISYS, Inc.	June 16, 2004	$6.6	(3)(7)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

(3)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(4)	Includes a $3.3 million purchase price adjustment paid on the closing date and a $11.5 million final purchase price adjustment paid during the second quarter of 2004.

(5)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2004, 2005, 2006 and 2007.

(6)	Excludes additional purchase price, not to exceed $1.7 million, which is contingent upon the financial performance of Bay Metals for the fiscal years ending June 8, 2005, 2006 and 2007.

(7)	Excludes additional purchase price, not to exceed $23.0 million, which is contingent upon (i) an award and funding of a certain contract from the U.S. Department of Homeland Security on or before June 30, 2005, and (ii) the financial performance of AVISYS for the years ending December 31, 2004, 2005 and 2006.

All of our business acquisitions are included in our consolidated results of operations from their respective effective dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. Except for our agreement to acquire Cincinnati Electronics for $172 million in cash, which we entered into on June 15, 2004, we have not entered into any other agreements with respect to any material transactions at this time. The Cincinnati Electronics acquisition is subject to regulatory approval and is expected to be completed during the 2004 third quarter.

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

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

The tables below provide two presentations of selected statement of operations data for L-3 for the three months ended June 30, 2004 (2004 Second Quarter) and June 30, 2003 (2003 Second Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended June 30,
	2004	2003
	(dollars in millions)
U.S. Government Contractors and Commercial Businesses Presentation
Sales:
Contracts, primarily U.S. Government	$1,501.8	$1,076.6	(1)
Commercial, primarily products	178.2	150.3	(1)
Consolidated	$1,680.0	$1,226.9
Operating income:
Contracts, primarily U.S. Government	$158.1	$123.0	(1)
Commercial, primarily products	20.0	5.8	(1)
Consolidated	$178.1	$128.8
Operating margin(2):
Contracts, primarily U.S. Government	10.5%	11.4%
Commercial, primarily products	11.2%	3.9%
Consolidated	10.6%	10.5%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$413.6	$352.6
Training, Simulation & Government Services	313.5	259.9	(4)
Aviation Products & Aircraft Modernization	551.2	253.6
Specialized Products	401.7	360.8	(4)
Consolidated	$1,680.0	$1,226.9
Operating income:
Secure Communications & ISR	$56.8	$42.5
Training, Simulation & Government Services	35.3	30.5	(4)
Aviation Products & Aircraft Modernization	54.2	33.7
Specialized Products	31.8	22.1	(4)
Consolidated	$178.1	$128.8

	Three Months Ended June 30,
	2004	2003
	(dollars in millions)
Operating margin(2):
Secure Communications & ISR	13.7%	12.1%
Training, Simulation & Government Services	11.3%	11.7%
Aviation Products & Aircraft Modernization	9.8%	13.3%
Specialized Products	7.9%	6.1%
Consolidated	10.6%	10.5%

(1)	In 2004, we consolidated the explosives detection systems (EDS) business into L-3 Security and Detection Systems, the IMC business into L-3 Government Services, Inc., the EMP business into our ESSCO business and the Apcom business into our Communication Systems-East business. As a result of these business realignments, certain reclassifications have been made to the prior period sales and operating income amounts to conform them to the current period presentation. Specifically, $13.6 million of sales and $3.3 million of operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products" primarily for the EDS business, and $9.1 million of sales and $0.6 million of operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government," primarily for the IMC business.

(2)	Operating margin is equal to operating income as a percentage of sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(4)	In 2004, we consolidated the IMC business into L-3 Government Services, Inc. As a result of this realignment, $9.1 million of sales and $1.3 million of operating income were reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment.

Consolidated sales increased by $453.1 million, or 36.9%, to $1,680.0 million for the 2004 Second Quarter from $1,226.9 million for the 2003 Second Quarter. Organic sales growth for our defense businesses was 13.7%, or $149.2 million, driven by continued strong demand for L-3's secure communications and ISR systems and products, aircraft modernization and maintenance, training and government services, training devices, guidance, navigation and imaging products and naval power equipment and services. Organic sales for our commercial and other non-military businesses increased by 17.4%, or $24.6 million, primarily due to increased volume for commercial aviation products and maintenance of airport security systems. The increase in consolidated sales from acquisitions was $279.3 million, or 22.8%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in L-3's results of operations for the entire current period and prior period. Our increases to sales from acquired businesses include all of L-3's acquired businesses regardless of their size. Our sales for "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" and commercial aviation products sold to military customers, which is presented under "Commercial, primarily products."

Sales from "Contracts, primarily U.S. Government" increased by $425.2 million, or 39.5%, to $1,501.8 million for the 2004 Second Quarter from $1,076.6 million for the 2003 Second Quarter. The increase in sales from acquired businesses was $279.2 million, or 25.9%. The acquired businesses include Aeromet, Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003, and AVYSIS, Bay Metals, Beamhit, Brashear and the General Electric Driver Development (GEDD) business, all of which were acquired in the 2004 Second Quarter. Organic sales growth was $146.0 million, or 13.6%, primarily because of higher sales volume for our secure communications and ISR systems and products, aircraft modernization and maintenance, training and government services, training devices, guidance, navigation and imaging products and naval power equipment and services. Organic sales growth does not include the portion of the U.S. Army Aviation and Missile Command (AMCOM) contract sales for maintenance and logistics support of rotary-wing aircraft at Fort Rucker, Alabama of $22.4 million attributable to Vertex's pre-acquisition ownership interest of 40% in the contract, which are included in sales from acquired businesses.

Sales from "Commercial, primarily products" increased by $27.9 million, or 18.6%, to $178.2 million for the 2004 Second Quarter from $150.3 million for the 2003 Second Quarter. Organic sales increased by 18.5%, or $27.8 million, primarily due to the increased volume for commercial aviation products and maintenance of airport security systems. The increase in sales from the Flight Systems Engineering acquired business, which was acquired in 2003, was $0.1 million.

Consolidated costs and expenses increased by $403.8 million, or 36.8%, to $1,501.9 million for the 2004 Second Quarter from $1,098.1 million for the 2003 Second Quarter, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $390.1 million, or 40.9%, to $1,343.7 million for the 2004 Second Quarter from $953.6 million for the 2003 Second Quarter. The costs and expenses related to the increase in sales from acquired businesses was $255.5 million. The remaining increase is primarily attributed to organic sales growth from the defense businesses. Costs and expenses for our sales from contracts with the U.S. Government include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These SG&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report SG&A, IRAD and B&P costs allocated to U.S. Government contracts as costs and expenses when the related contract sales are recognized as revenue. SG&A, IRAD and B&P costs included in costs and expenses for "Contracts, primarily U.S. Government" were $144.7 million for the 2004 Second Quarter and $122.9 million for the 2003 Second Quarter. See Note 5 to our unaudited condensed consolidated financial statements.

Costs and expenses for "Commercial, primarily products" increased by $13.7 million, or 9.5%, to $158.2 million for the 2004 Second Quarter from $144.5 million for the 2003 Second Quarter. Cost of sales increased by $11.9 million to $105.0 million for the 2004 Second Quarter from $93.1 million for the 2003 Second Quarter. The increase in cost of sales was primarily due to higher sales volume for our commercial aviation products and maintenance of security systems partially offset by cost reductions at our PrimeWave Communications business. SG&A expenses decreased by $0.6 million to $36.1 million for the 2004 Second Quarter from $36.7 million for the 2003 Second Quarter, and declined as a percentage of sales to 20.3% from 24.4% due to cost and expense reductions and sales volume increases. Research and development (R&D) expenses increased by $2.4 million to $17.1 million for the 2004 Second Quarter from $14.7 million for the 2003 Second Quarter. The increase was primarily due to development expenditures for Smartdeck™ at our Avionics Systems business.

Consolidated operating income increased by $49.3 million, or 38.3%, to $178.1 million for the 2004 Second Quarter from $128.8 million for the 2003 Second Quarter. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin increased to 10.6% for the 2004 Second Quarter, compared to 10.5% for the 2003 Second Quarter. The changes in the operating margins are explained in our segment results discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $35.1 million, or 28.5%, to $158.1 million for the 2004 Second Quarter from $123.0 million for the 2003 Second Quarter. Operating margin decreased by 0.9 percentage points to 10.5% for the 2004 Second Quarter from 11.4% for the 2003 Second Quarter. Operating margin decreased primarily because of lower operating margins, which we expected, from the Vertex acquired business and the AMCOM contract, which have lower margins than our other U.S. Government contractor businesses.

Operating income for "Commercial, primarily products" increased by $14.2 million, or 245%, to $20.0 million for the 2004 Second Quarter from $5.8 million for the 2003 Second Quarter. Operating margin increased by 7.3 percentage points to 11.2% for the 2004 Second Quarter from 3.9% for the 2003 Second Quarter primarily because of higher margins from commercial aviation products due to increased volumes, cost reductions and facility consolidations for our microwave components business, and lower operating losses for our PrimeWave Communications business.

Interest expense increased by $1.7 million to $35.4 million for the 2004 Second Quarter from $33.7 million for the 2003 Second Quarter because of higher levels of outstanding debt during the 2004 Second Quarter compared to the levels of outstanding debt during the 2003 Second Quarter due to the sale of $400.0 million of 6 1/8% senior subordinated notes in December of 2003 and the sale of $400.0 million of 6 1/8% senior subordinated notes in May of 2003, which was partially offset by the early retirement of our $180.0 million of 8½% senior subordinated notes in June of 2003 and the conversions and redemptions of our $300.0 million of 5¼% convertible senior subordinated notes in January of 2004.

For the 2004 Second Quarter, other expense (income), net, includes a $1.7 million loss for our pro rata share of the losses related to our investments accounted for using the equity method, and a

$1.2 million loss related to an increase in the liability that represents the fair value assigned to the embedded derivatives related to the $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES).

The income tax provision for the 2004 Second Quarter is based on the estimated effective income tax rate for 2004 of 36.5%, compared with the effective income tax rate of 36.0% for the 2003 Second Quarter. The 2004 effective income tax rate includes the current federal research and experimentation tax credit (R&E Credit) through its expiration date of June 30, 2004, whereas the 2003 effective income tax rate includes the R&E Credit for the entire year of 2003.

Basic earnings per share (EPS) increased by $0.27 to $0.83 for the 2004 Second Quarter from $0.56 for the 2003 Second Quarter. Diluted EPS increased by $0.28 to $0.81 for the 2004 Second Quarter from $0.53 for the 2003 Second Quarter. Net income for the 2003 Second Quarter includes an after-tax charge of $7.2 million, or $.07 per diluted share, for the early retirement of our $180.0 million of 8½% senior subordinated notes. Excluding this debt retirement charge, diluted EPS would have increased by $0.21 for the 2004 Second Quarter compared to the 2003 Second Quarter.

The diluted EPS computation for the 2004 and 2003 Second Quarters did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have been $0.03 lower than reported for the 2004 Second Quarter and $0.01 lower than reported for the 2003 Second Quarter.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $61.0 million, or 17.3%, to $413.6 million for the 2004 Second Quarter from $352.6 million for the 2003 Second Quarter. Organic sales growth was $46.3 million, or 13.1%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure communications and ISR systems and products. The increase in sales from acquired businesses was $14.7 million, or 4.2%. The acquired businesses include Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $14.3 million to $56.8 million for the 2004 Second Quarter from $42.5 million for the 2003 Second Quarter because of higher sales volume and operating margin. Operating margin increased by 1.6 percentage points to 13.7% for the 2004 Second Quarter from 12.1% for the 2003 Second Quarter, primarily because of organic sales growth, cost reductions and lower operating losses for the PrimeWave Communications business.

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $53.6 million, or 20.6%, to $313.5 million for the 2004 Second Quarter from $259.9 million for the 2003 Second Quarter. Organic sales growth was $49.6 million, or 19.1%, driven by increased sales of training and government services. The increase in sales from acquired businesses was $4.0 million. The acquired businesses include Beamhit and the GEDD business, which were both acquired during the 2004 Second Quarter.

Operating income increased by $4.8 million to $35.3 million for the 2004 Second Quarter from $30.5 million for the 2003 Second Quarter because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 0.4 percentage points to 11.3% for the 2004 Second Quarter from 11.7% for the 2003 Second Quarter. The decrease in operating margin was primarily due to higher sales from cost-reimbursable type and time-and-material type contracts, which generally have lower profit margins than fixed-priced type contracts.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $297.6 million, or 117.4%, to $551.2 million for the 2004 Second Quarter from $253.6 million for the 2003 Second Quarter. The increase in sales from acquired businesses was $254.1 million. The acquired businesses include

Vertex, MAS, and Flight Systems Engineering, which were acquired during 2003, and AVYSIS, which was acquired during the 2004 Second Quarter. Organic sales growth was $43.5 million, or 17.2%, driven by sales of $33.6 million from the AMCOM contract and an increase in volume for commercial aviation products. Organic sales growth does not include the portion of the AMCOM contract sales of $22.4 million attributable to Vertex's pre-acquisition ownership interest of 40% in the contract, which are included in sales from acquired businesses.

Operating income increased by $20.5 million to $54.2 million for the 2004 Second Quarter from $33.7 million for the 2003 Second Quarter because of higher sales volume partially offset by lower operating margin. Operating margin decreased by 3.5 percentage points to 9.8% for the 2004 Second Quarter from 13.3% for the 2003 Second Quarter. Margins from acquired businesses, primarily Vertex, decreased operating margin by 1.4 percentage points. The AMCOM contract decreased operating margin by 0.6 percentage points. The remaining decrease is primarily due to higher sales volume for aircraft modernization and maintenance, which typically generate lower operating margins than sales of commercial aviation products.

Specialized Products

Sales within our Specialized Products segment increased by $40.9 million, or 11.3%, to $401.7 million for the 2004 Second Quarter from $360.8 million for the 2003 Second Quarter. Organic sales growth was $34.4 million, or 9.5%. The increase was primarily driven by increased sales of training devices, guidance, navigation and imaging products, naval power equipment and services and maintenance of security systems, primarily EDS. These increases were partially offset by volume declines of $5.5 million for ruggedized computers and displays. Sales for undersea warfare products also declined by $6.0 million due to contracts nearing completion and reliability problems on an undersea dipping sonar product that are being remediated, which reduced production and sales. The increase in sales from acquired businesses was $6.5 million. The acquired businesses include Klein, which was acquired in September 2003, and Bay Metals and Brashear, which were both acquired during the 2004 Second Quarter.

Operating income increased by $9.7 million to $31.8 million for the 2004 Second Quarter from $22.1 million for the 2003 Second Quarter primarily because of cost reductions and volume increases for navigation and imaging products, naval power equipment and services and microwave components, which were partially offset by an increase in the estimated costs to remediate the product liability problems on an undersea dipping sonar product. Operating margin increased by 1.8 percentage points to 7.9% for the 2004 Second Quarter from 6.1% for the 2003 Second Quarter. Operating margin increased by 2.7 percentage points due to volume increases and cost reductions for guidance, navigation and imaging products and naval power equipment and services. These increases were partially offset by a decrease of 0.9 percentage points primarily because of an increase in the estimated costs to remedy product reliability problems on an undersea dipping sonar product.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

The tables below provide two presentations of selected statement of operations data for L-3 for the six months ended June 30, 2004 (2004 First Half) and June 30, 2003 (2003 First Half). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2004	2003
	(dollars in millions)
U.S. Government Contractors and Commercial Businesses Presentation
Sales:
Contracts, primarily U.S. Government	$2,876.0	$2,023.4	(1)
Commercial, primarily products	325.6	292.5	(1)
Consolidated	$3,201.6	$2,315.9
Operating income:
Contracts, primarily U.S. Government	$300.1	$227.0	(1)
Commercial, primarily products	29.6	10.6	(1)
Consolidated	$329.7	$237.6
Operating margin(2):
Contracts, primarily U.S. Government	10.4%	11.2%
Commercial, primarily products	9.1%	3.6%
Consolidated	10.3%	10.3%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$797.9	$680.3
Training, Simulation & Government Services	582.0	501.3	(4)
Aviation Products & Aircraft Modernization	1,073.8	406.1
Specialized Products	747.9	728.2	(4)
Consolidated	$3,201.6	$2,315.9
Operating income:
Secure Communications & ISR	$103.0	$74.9
Training, Simulation & Government Services	67.2	60.4	(4)
Aviation Products & Aircraft Modernization	104.0	54.5
Specialized Products	55.5	47.8	(4)
Consolidated	$329.7	$237.6
Operating margin(2):
Secure Communications & ISR	12.9%	11.0%
Training, Simulation & Government Services	11.5%	12.0%
Aviation Products & Aircraft Modernization	9.7%	13.4%
Specialized Products	7.4%	6.6%
Consolidated	10.3%	10.3%

(1)	In 2004, we consolidated the EDS business into L-3 Security and Detection Systems, the IMC business into L-3 Government Services, Inc., the EMP business into our ESSCO business and the Apcom business into our Communication Systems-East business. As a result of these business realignments, certain reclassifications have been made to the prior period sales and operating income amounts to conform them to the current period presentation. Specifically, $43.2 million of sales and $5.7 million of operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products" primarily for the EDS business, and $20.7 million of sales and $0.8 million of operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government," primarily for the IMC business.

(2)	Operating margin is equal to operating income as a percentage of sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(4)	In 2004, we consolidated the IMC business into L-3 Government Services, Inc. As a result of this realignment, $19.1 million of sales and $2.7 million of operating income were reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment.

Consolidated sales increased by $885.7 million, or 38.2%, to $3,201.6 million for the 2004 First Half from $2,315.9 million for the 2003 First Half. Organic sales growth for our defense businesses was 15.8%, or $320.2 million, driven by continued strong demand for L-3's secure communications and ISR systems and products, aircraft modernization and maintenance, training and government services, training devices, guidance, navigation and imaging products and naval power equipment and services. Organic sales for our commercial and other non-military businesses increased by 0.9%, or $2.5 million, primarily due to increased volume for commercial aviation products partially offset by lower sales for explosives detection systems (EDS). The increase in consolidated sales from acquired businesses was $563.0 million, or 24.3%.

Sales from "Contracts, primarily U.S. Government" increased by $852.6 million, or 42.1%, to $2,876.0 million for the 2004 First Half from $2,023.4 million for the 2003 First Half. The increase in sales from acquired businesses was $535.6 million, or 26.5%. The acquired businesses include Aeromet, Avionics Systems, Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003, and AVYSIS, Bay Metals, Beamhit, Brashear and the GEDD business, all of which were acquired in the 2004 Second Quarter. Organic sales growth was $317.0 million, or 15.7%, primarily because of higher sales volume for our secure communications and ISR systems and products, aircraft modernization and maintenance, training and government services, training devices, guidance, navigation and imaging products and naval power equipment and services. Organic sales growth does not include the portion of the AMCOM contract sales of $43.8 million attributable to Vertex's pre-acquisition ownership interest of 40% in the contract, which are included in sales from acquired businesses.

Sales from "Commercial, primarily products" increased by $33.1 million, or 11.3%, to $325.6 million for the 2004 First Half from $292.5 million for the 2003 First Half. The increase in sales from the Avionics Systems and Flight Systems Engineering acquired businesses, both acquired in 2003, was $27.4 million. Organic sales increased by 1.9%, or $5.7 million, primarily due to the increased volume for commercial aviation products, partially offset by lower sales of EDS systems.

Consolidated costs and expenses increased by $793.6 million, or 38.2%, to $2,871.9 million for the 2004 First Half from $2,078.3 million for the 2003 First Half, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $779.5 million, or 43.4%, to $2,575.9 million for the 2004 First Half from $1,796.4 million for the 2003 First Half. The increase in costs and expenses from acquired businesses was $494.4 million. The remaining increase is primarily attributed to organic sales growth from our defense businesses. SG&A, IRAD and B&P costs included in costs and expenses for "Contracts, primarily U.S. Government" were $279.4 million for the 2004 First Half and $237.4 million for the 2003 First Half. See Note 5 to our unaudited condensed consolidated financial statements.

Costs and expenses for "Commercial, primarily products" increased by $14.1 million, or 5.0%, to $296.0 million for the 2004 First Half from $281.9 million for the 2003 First Half. Cost of sales increased by $5.1 million to $193.1 million for the 2004 First Half from $188.0 million for the 2003 First Half. The increase in cost of sales was primarily due to increased costs attributable to the Avionics Systems acquired business and higher sales volume for our commercial aviation products, partially offset by reduced costs attributable to lower sales volume for EDS systems. SG&A expenses increased by $1.0 million to $70.4 million for the 2004 First Half from $69.4 million for the 2003 First Half, but declined as a percentage of sales to 21.6% from 23.7% due to cost and expense reductions and sales volume increases. R&D expenses increased by $8.0 million to $32.5 million for the 2004 First Half from $24.5 million for the 2003 First Half. The increase was primarily due to the Avionics Systems acquired business and its development expenditures for Smartdeck™.

Consolidated operating income increased by $92.1 million, or 38.8%, to $329.7 million for the 2004 First Half from $237.6 million for the 2003 First Half. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin was unchanged at 10.3% for the 2004 First Half compared to the 2003 First Half. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $73.1 million, or 32.2%, to $300.1 million for the 2004 First Half from $227.0 million for the 2003 First Half. Operating margin decreased by 0.8 percentage points to 10.4% for the 2004 First Half from 11.2% for the 2003 First Half.

Operating margin decreased primarily because of lower operating margins, which we expected, from the Vertex acquired business and the AMCOM contract, which have lower margins than our other U.S. Government contractor businesses.

Operating income for "Commercial, primarily products" increased by $19.0 million, or 179.2%, to $29.6 million for the 2004 First Half from $10.6 million for the 2003 First Half. Operating margin increased by 5.5 percentage points to 9.1% for the 2004 First Half from 3.6% for the 2003 First Half. The increase is primarily because of higher margins from the Avionics Systems acquired business and cost and expense reductions at our PrimeWave Communications and commercial technical support services businesses, partially offset by development expenditures for Smartdeck™ and lower sales volume for EDS systems.

Interest expense increased by $6.0 million to $71.9 million for the 2004 First Half from $65.9 million for the 2003 First Half because of higher levels of outstanding debt during the 2004 First Half compared to the levels of outstanding debt during the 2003 First Half due to the sale of $400.0 million of 6 1/8% senior subordinated notes in December of 2003 and the sale of $400.0 million of 6 1/8% senior subordinated notes in May of 2003, which was partially offset by the early retirement of our $180.0 million of 8½% senior subordinated notes in June of 2003 and the conversions and redemptions of our $300.0 million of 5¼% convertible senior subordinated notes in January of 2004.

For the 2004 First Half, other expense (income), net, includes a $2.6 million loss for our pro rata share of the losses related to our investments accounted for using the equity method, and a $1.9 million loss related to an increase in the liability that represents the fair value assigned to the embedded derivatives related to the CODES.

The income tax provision for the 2004 First Half is based on the estimated effective income tax rate for 2004 of 36.5%, compared with the effective income tax rate of 36.0% for the 2003 Second Quarter. The 2004 effective income tax rate includes the current R&E Credit through its expiration date of June 30, 2004, whereas the 2003 effective income tax rate includes the R&E Credit for the entire year for 2003.

Basic EPS increased by $0.44 to $1.52 for the 2004 First Half from $1.08 for the 2003 First Half. Diluted EPS increased by $0.44 to $1.47 for the 2004 First Half from $1.03 for the 2003 First Half. Net income for the 2003 First Half includes an after-tax charge of $7.2 million, or $.07 per diluted share, for the early retirement of our $180.0 million of 8½% senior subordinated notes. Excluding this debt retirement charge, diluted EPS would have increased by $0.37 for the 2004 First Half compared to the 2003 First Half.

The diluted EPS computation for the 2004 and 2003 First Half did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have been $0.05 lower than reported for the 2004 First Half and $0.02 lower than reported for the 2003 First Half.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $117.6 million, or 17.3%, to $797.9 million for the 2004 First Half from $680.3 million for the 2003 First Half. Organic sales growth was $94.7 million, or 13.9%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure communications and ISR systems and products. The increase in sales from acquired businesses was $22.9 million, or 3.4%. The acquired businesses include Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $28.1 million to $103.0 million for the 2004 First Half from $74.9 million for the 2003 First Half because of higher sales volume and operating margin. Operating margin increased by 1.9 percentage points to 12.9% for the 2004 First Half from 11.0% for the 2003 First Half, primarily because of organic sales growth, cost reductions and lower operating losses for the PrimeWave Communications business. These improvements to operating margin were partially offset by a loss related to the design, development and testing activities on a production contract for transportable tactical satellite communications terminals, which reduced operating margin by 0.8 percentage points.

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $80.7 million, or 16.1%, to $582.0 million for the 2004 First Half from $501.3 million for the 2003 First Half. Organic sales growth was $76.7 million, or 15.3%, driven by increased sales of training and government services. The increase in sales from acquired businesses was $4.0 million. The acquired businesses include Beamhit and the GEDD business, which were both acquired during the 2004 Second Quarter.

Operating income increased by $6.8 million to $67.2 million for the 2004 First Half from $60.4 million for the 2003 First Half because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 0.5 percentage points to 11.5% for the 2004 First Half from 12.0% for the 2003 First Half. The decrease was primarily due to higher sales from cost-reimbursable type and time-and-material type contracts, which generally have lower profit margins than fixed-priced type contracts.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $667.7 million, or 164.4%, to $1,073.8 million for the 2004 First Half from $406.1 million for the 2003 First Half. The increase in sales from acquired businesses was $526.1 million. The acquired businesses include Vertex, MAS, Avionics Systems and Flight Systems Engineering, which were acquired during 2003, and AVYSIS, which was acquired during the 2004 Second Quarter. Organic sales growth was $141.6 million, or 34.9%, driven by sales of $65.6 million from the AMCOM contract, $50.9 million for aircraft modernization due to strong DoD demand and an increase of $25.1 million primarily for commercial aviation products. Organic sales growth does not include the portion of the AMCOM contract sales of $43.8 million attributable to Vertex's pre-acquisition ownership interest of 40% in the contract, which are included in sales from acquired businesses above.

Operating income increased by $49.5 million to $104.0 million for the 2004 First Half from $54.5 million for the 2003 First Half because of higher sales volume partially offset by lower operating margin. Operating margin declined by 3.7 percentage points to 9.7% for the 2004 First Half from 13.4% for the 2003 First Half. Margins from acquired businesses, primarily Vertex, decreased operating margin by 1.7 percentage points. The AMCOM contract decreased operating margin by 0.9 percentage points. The remaining decrease is primarily due to higher sales volume for aircraft modernization and maintenance, which typically generate lower operating margins than sales of commercial aviation products.

Specialized Products

Sales within our Specialized Products segment increased by $19.7 million, or 2.7%, to $747.9 million for the 2004 First Half from $728.2 million for the 2003 First Half. Organic sales growth was $9.7 million, or 1.3%. The increase was driven by increased sales of $45.7 million primarily for training devices, guidance, navigation and imaging products, naval power equipment and services and $23.6 million for maintenance of security systems, primarily EDS. These increases were partially offset by volume declines of $18.4 million for ruggedized computers and displays and lower volume of $26.9 million for EDS systems during the 2004 First Half. Sales for undersea warfare products also declined by $14.3 million due to contracts nearing completion and reliability problems on an undersea dipping sonar product that are being remediated, which reduced production and sales. The increase in sales from acquired businesses was $10.0 million. The acquired businesses include Klein, which was acquired in September 2003, and Bay Metals and Brashear, which were both acquired during the 2004 Second Quarter.

Operating income increased by $7.7 million to $55.5 million for the 2004 First Half from $47.8 million for the 2003 First Half primarily because of cost reductions and volume increases for navigation and imaging products, naval power equipment and services and microwave components, which were partially offset by an increase in the estimated costs to remediate the product liability problems on an undersea dipping sonar product. Operating margin increased by 0.8 percentage points to 7.4% for the 2004 First Half from 6.6% for the 2003 First Half. Operating margin increased by 1.9 percentage points primarily due to volume increases and cost reductions for guidance, navigation and imaging products and naval power equipment and services. These increases were partially offset by decreases of 0.5 percentage points because of an increase in the estimated costs to remedy product reliability problems on an undersea dipping sonar product and 0.6 percentage points due to lower EDS volume.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $156.1 million to $1,771.4 million at June 30, 2004 from $1,615.3 million at December 31, 2003. See Note 5 to the unaudited condensed consolidated financial statements. The increase included $23.5 million related to acquired business and $132.6 million principally from:

•	increases of $52.6 million in unbilled contract receivables, due to sales exceeding deliveries and billings for secure communications and ISR systems and products and training and government services. These increases were partially offset by a decrease in unbilled contract receivables for aircraft modernization due to milestone billings and lower EDS sales;

•	increases of $32.5 million in billed receivables because of deliveries and billings for aircraft modernization and higher sales volume of secure communications systems and products and slower collections for certain secure communication contracts due to timing. These increases were partially offset by a reduction in billed receivables for EDS due to lower sales volumes and improved collections for government services;

•	increases of $32.2 million in inventoried contract costs, primarily for secure communications and ISR systems and products due to the procurement of aircraft for proprietary programs, and ruggedized computers and displays. These increases were partially offset by a decrease for secure communications and ISR systems and products due to deliveries during the period; and

•	increases of $15.3 million in inventories at lower of cost or market due to increases for security products, primarily EDS, partially offset by decreases for commercial aviation products due to higher sales volume.

L-3's days receivable outstanding (DRO) was 70.3 at June 30, 2004, unchanged from our DRO at December 31, 2003. We calculate our DRO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted on a pro forma basis to include sales from acquisitions that we completed as of the end of the period (which amounted to $6,361.5 million for the twelve-month period ended June 30, 2004), multiplied by 365.

L-3's days inventory held (DIH) was 35.3 at June 30, 2004, compared with 36.3 at December 31, 2003. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from acquisitions that we completed as of the end of the period (which amounted to $5,655.8 million for the twelve-month period ended June 30, 2004), multiplied by 365.

Included in contracts in process at June 30, 2004 are net billed receivables of $6.7 million and net inventories of $12.7 million related to our PrimeWave Communications business. At December 31, 2003, we had $6.7 million of net billed receivables and $11.4 million of net inventories related to our PrimeWave Communications business.

The decrease in property, plant and equipment (PP&E) during the 2004 First Half was principally related to depreciation expense and disposals, partially offset by capital expenditures. The percentage of depreciation expense to average gross PP&E increased to 6.3% for the 2004 First Half from 6.0% for the 2003 First Half. The increase was attributable to the impact of business acquisitions completed during 2003. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $96.7 million to $3,749.1 million at June 30, 2004 from $3,652.4 million at December 31, 2003. The increase was comprised of (i) $71.1 million for acquisitions completed during the

2004 First Half, (ii) $22.8 million for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $2.8 million primarily related to final estimates of fair value for acquired assets and liabilities assumed on acquisitions completed prior to January 1, 2004.

The increase in accounts payable was due to increased purchases from third-party vendors and subcontractors as a result of higher volumes for contracts-in-process and the timing of payments for such purchases. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees. The increase in accrued interest was due to the timing of interest payments. The decrease in other current liabilities was primarily due to the payment of the remaining purchase price for the acquisition of certain aerospace and defense assets of IPICOM, Inc., and the payment upon settlement of a foreign currency hedging forward contract. The increase in pension and postretirement benefit liabilities was primarily due to pension expenses exceeding related cash contributions of $19.1 million. The increase in other liabilities was primarily due to the increase of the fair values of our outstanding interest rate swap agreements and the embedded derivatives related to the CODES.

Statement of Cash Flows

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Cash increased to $228.0 million at June 30, 2004 from $134.9 million at December 31, 2003. The table below provides a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net cash from operating activities	$244.0	$208.3
Net cash used in investing activities	(159.4)	(257.1)
Net cash from financing activities	8.5	220.7
Net increase in cash	$93.1	$171.9

Operating Activities

We generated $244.0 million of cash from operating activities during the 2004 First Half, an increase of $35.7 million from the $208.3 million generated during the 2003 First Half. Net income adjusted for non-cash expenses and deferred income taxes increased by $79.3 million to $302.1 million for the 2004 First Half from $222.8 million for the 2003 First Half. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans of $24.3 million and depreciation and amortization of $58.8 million. During the 2004 First Half, the use of cash related to the change in operating assets and liabilities was $58.1 million, compared to $14.5 million for the 2003 First Half. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables, billed receivables and inventoried contract costs for our defense businesses, as discussed above under "Liquidity and Capital Resources — Balance Sheet." The use of cash for other current assets was primarily due to deposits paid to vendors and insurance premiums paid during the 2004 First Half. These prepaid insurance premiums will be expensed over the second half of 2004. The source of cash for accounts payable was due to increased purchases of materials, components and services and the timing of payments for such purchases. The timing of payments to employees for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded cash payments for them. The use of cash for other current liabilities was primarily due to the payment upon settlement of a foreign currency hedging forward contract and cash payments for costs incurred in excess of estimated contract value for certain contracts in a loss position. These uses of cash were partially offset by cash received from billings in excess of costs incurred for certain training and satellite communications contracts. The source of cash from the change in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions.

We expect to generate net cash from operating activities of between $535 million and $545 million for the full year 2004, including a deferred income tax provision of approximately $100 million, and a use of cash of approximately $120 million for changes in operating assets and liabilities, including working capital. Additionally, we expect the use of cash for contracts in process, which amounted to $119.1 million for the first quarter of 2004 and $13.5 million for the 2004 Second Quarter, to decline significantly during the second half of 2004.

Our cash interest payments, which are based on the fixed rate coupons and the interest payment dates of our debt, were approximately $29 million for the first quarter of 2004 and $30 million for the 2004 Second Quarter. These cash interest payments, before any potential savings from our interest rate swap agreements, are expected to be approximately $44 million for the third quarter of 2004 and approximately $30 million for the fourth quarter of 2004. The interest payments for the third quarter of 2004 are expected to exceed those for each of the other three quarters of 2004 because of the timing of the interest coupon payments on the $400.0 million of 6 1/8% Senior Subordinated Notes we sold in December 2003, which are paid in January and July, commencing July 2004.

We expect to generate a deferred income tax provision of approximately $100 million for the full year 2004. This estimate of deferred income taxes for 2004 will probably increase, if we acquire additional businesses during 2004. L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect our business acquisitions that have been structured as asset purchases for income tax purposes to continue to generate substantial annual deferred tax benefits through 2017. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3's financial reporting amounts for goodwill would be greater than the income tax basis for goodwill.

Investing Activities

During the 2004 First Half, we used $131.3 million of cash for acquisitions of businesses. We paid $90.2 million to acquire Beamhit, Brashear, GEDD, AVISYS and Bay Metals. We paid $11.5 million for the final contractual purchase price adjustment for the Vertex acquired business. We also paid $29.6 million primarily for the remaining contractual purchase price for certain aerospace and defense assets of IPICOM, Inc., which is subject to adjustment based on net assets acquired, and for earnouts, most of which were accrued as other current liabilities at December 31, 2003. During the 2003 First Half, we used $219.9 million of cash to acquire businesses, primarily for our acquisition of Avionics Systems.

We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect to use approximately $105 million of cash for capital expenditures, net of cash proceeds from dispositions of property, plant and equipment, for the full year of 2004.

Financing Activities

Debt

Senior Credit Facilities.    At June 30, 2004, available borrowings under our senior credit facilities were $669.9 million, after reductions for outstanding letters of credit of $80.1 million. There were no outstanding borrowings under our senior credit facilities at June 30, 2004.

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

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates	Break Even USD LIBOR Interest Rate(2)
		(in millions)
March 2004	$400.0 million of 6 1/8% Senior Subordinated Notes due 2014	$200.0	Six-Month USD LIBOR(1)	1.6%	January 15 and July 15	4.53%

April 2004	$400.0 million of 6 1/8% Senior Subordinated Notes due 2014	$100.0	Six-Month USD LIBOR(1)	0.8%	January 15 and July 15	5.33%

(1)	The six-month USD LIBOR interest rate was 1.94% on June 30, 2004 and 1.16% on March 31, 2004.

(2)	For every basis point (0.01%) that the six-month USD LIBOR Interest Rate is greater than the Break Even USD LIBOR Interest Rate indicated above, we will incur additional interest expense above the fixed interest rate. Conversely, for every basis point that the six-month USD LIBOR Interest Rate is less than the Break Even USD LIBOR Interest Rate indicated above, interest expense will be reduced from the fixed interest rate. Such additional interest expense or reduction, as the case may be, will equal $0.02 million for the interest rate swap agreements on the $200.0 million notional amount of senior subordinated notes, and $0.01 million for the interest rate swap agreements on the $100.0 million notional amount of senior subordinated notes. These amounts are calculated on a per annum basis until maturity.

Outstanding interest rate swap agreements reduced interest expense by $1.8 million during the 2004 Second Quarter, compared to $1.3 million during the 2003 Second Quarter and by $2.1 million during the 2004 First Half, compared to $2.8 million during the 2003 First Half. Interest expense was reduced by $1.1 million for the 2004 Second Quarter, compared to $0.7 million for the 2003 Second Quarter and by $2.1 million for the 2004 First Half, compared to $1.2 million for the 2003 First Half for amortization of deferred gains on terminated interest rate swap agreements.

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

Equity

In January of 2004, we announced that our Board of Directors declared our first quarterly cash dividend of $0.10 per share. On March 15, 2004, we paid cash dividends of $10.5 million in aggregate to shareholders of record at the close of business on February 17, 2004.

On April 27, 2004, we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share. On June 15, 2004, we paid cash dividends of $10.6 million in aggregate to shareholders of record at the close of business on May 17, 2004.

On July 14, 2004, we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on September 15, 2004, to shareholders of record at the close of business on August 17, 2004.

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, refrain from declaring quarterly dividends, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, or make necessary capital expenditures and to make discretionary investments.

Contingencies

See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued and Proposed Accounting Standards

In December of 2003, the Financial Accounting Standards Board (FASB) revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. Generally, a VIE is a legal structure for which the holders of a majority voting equity (ownership) interest may not have a controlling financial interest in the legal structure. Variable interests in a VIE are the contractual, ownership, creditor or other pecuniary interests in the VIE that change with changes in the fair value of the net assets exclusive of variable interests. FIN 46R provides guidance for identifying legal structures which are VIEs and the variable interests in a VIE, and also provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in its financial statements. We adopted the provisions of FIN 46R during the interim period ended March 31, 2004. We do not hold any significant interests in VIEs that require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This Act introduces a federal subsidy to employees who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The guidance in FSP 106-2 applies only if (i) the prescription drug benefits under our defined benefit postretirement health care plan are considered actuarially equivalent to Medicare Part D and therefore qualify for the subsidy under the Act, and (ii) the expected subsidy will reduce our share of the cost of the underlying postretirement prescription drug coverage. FSP 106-2 is effective for the first interim period beginning after June 15, 2004.

The amount of the accumulated postretirement benefit obligation or net periodic benefit cost recorded in the unaudited condensed consolidated financial statements and disclosed in the accompanying notes do not include the effects of the Act because we have not yet determined whether the benefits provided by our postretirement benefit plan are actuarially equivalent to Medicare Part D. We expect to make this determination by September 30, 2004.

On July 19, 2004, the Emerging Issues Task Force (EITF) of the FASB issued a draft abstract for EITF Issue No. 04-8, The Effect of Contingently Convertible Debt Effect on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted EPS. The draft abstract contains the EITF's tentative conclusion reached at their June 30 – July 1, 2004 meeting that contingently convertible debt instruments should be included in the computation of diluted EPS regardless of whether the market price trigger has been met, that such accounting treatment is effective for reporting periods ending after December 15, 2004, and prior period EPS amounts presented for comparative purposes should be restated. The EITF is scheduled to consider comments on their tentative conclusions in EITF Issue No. 04-8 at their September 29 – 30, 2004 meeting. The impact of including the dilution from the assumed conversion of L-3 Holdings' CODES on L-3 Holdings' diluted EPS for the 2004 Second Quarter and 2004 First Half and their comparative prior periods are discussed above under "Results of Operations".

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the six months ended June 30, 2004 is discussed below.

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

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. Honeywell, Thales Avionics and ACSS have executed a settlement agreement resolving the matter with no liability to, and no restriction on, the operation of business by the Company or ACSS.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, a retrial has been scheduled for September 2004. In preparation of such retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We have retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. We have meritorious defenses and intend to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. We believe that the claims asserted by OSI in its suit are without merit and intend to vigorously defend against the OSI claims.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by L-3 Communications Corporation on December 1, 2003) (L-3 Vertex) is named as a defendant in three wrongful death lawsuits in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Eighteen claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2004, at the Company's annual meeting of Stockholders, the following proposals were acted:

(1)	Three nominees for the Board of Directors were elected to three-year terms expiring in 2007. The votes were as follows:

	For	Withheld
Thomas A. Corcoran	91,558,914	1,535,442
Claude R. Canizares	91,741,840	1,352,516
Alan H. Washkowitz	90,626,052	2,468,304

(2)	The selection of PricewaterhouseCoopers LLP to serve as independent auditors for 2004 was ratified. The votes were as follows:

For	90,812,817
Against	2,216,079
Abstain	65,460

(3)	The Amendment of the 1999 Long-Term Performance Plan to increase the number of shares available for issuance was approved. The votes were as follows:

For	64,755,817
Against	8,550,965
Abstain	481,510
Broker non-votes	19,306,064

(4)	The performance goals and other terms of performance-based awards under the 1999 Long-Term Performance plan were ratified. The votes were as follows:

For	70,992,300
Against	2,567,917
Abstain	228,075
Broker non-votes	19,306,064

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).

3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.

**12.1	Ratio of Earnings to Fixed Charges.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.

**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

(b)   Reports on Form 8-K

Current Report filed on April 27, 2004 announcing that L-3 Holdings' Board of Directors had declared L-3's regular quarterly dividend of $0.10 per share, payable on June 15, 2004, to shareholders of record at the close of business on May 17, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation Registrants

Date: August 9, 2004

/s/ Robert V. LaPenta

Name: Robert V. LaPenta Title: President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule15d- 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith