Form 10-Q
period 2004-09-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2004-11-09
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

    Yes            No

There were 115,157,785 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 29, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For Quarterly period ended September 30, 2004

PART I — FINANCIAL INFORMATION

i

PART I — FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$367,338	$134,876
Contracts in process	1,857,740	1,615,348
Deferred income taxes	107,473	152,785
Other current assets	63,416	34,693
Total current assets	2,395,967	1,937,702
Property, plant and equipment, net	503,238	519,749
Goodwill	3,762,905	3,652,436
Identifiable intangible assets	155,287	162,156
Deferred income taxes	73,465	100,482
Deferred debt issue costs	38,389	48,572
Other assets	73,966	71,793
Total assets	$7,003,217	$6,492,890
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$255,495	$195,548
Accrued employment costs	310,677	239,690
Accrued expenses	64,038	72,880
Customer advances	80,562	58,078
Income taxes	101,193	70,159
Other current liabilities	272,508	287,857
Total current liabilities	1,084,473	924,212
Pension and postretirement benefits	371,789	359,020
Other liabilities	105,800	101,651
Long-term debt	2,157,501	2,457,300
Total liabilities	3,719,563	3,842,183
Commitments and contingencies
Minority interests	79,106	76,211
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares; issued and outstanding 107,210,608 and 97,077,495 shares (L-3 Communications common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2,294,507	1,893,488
Retained earnings	988,186	757,467
Unearned compensation	(5,057)	(3,622)
Accumulated other comprehensive loss	(73,088)	(72,837)
Total shareholders' equity	3,204,548	2,574,496
Total liabilities and shareholders' equity	$7,003,217	$6,492,890

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Sales:
Contracts, primarily U.S. Government	$1,586,043	$1,108,600
Commercial, primarily products	198,089	156,011
Total sales	1,784,132	1,264,611
Costs and expenses:
Contracts, primarily U.S. Government	1,401,971	966,838
Commercial, primarily products:
Cost of sales	127,687	90,444
Selling, general and administrative expenses	37,082	39,204
Research and development expenses	18,032	15,753
Total costs and expenses	1,584,772	1,112,239
Operating income	199,360	152,372
Other expense (income), net	(1,687)	(767)
Interest expense	34,854	32,360
Minority interests in net income of consolidated subsidiaries	4,791	1,862
Income before income taxes	161,402	118,917
Provision for income taxes	58,912	42,810
Net income	$102,490	$76,107
L-3 Holdings' earnings per common share:
Basic	$0.96	$0.79
Diluted	$0.93	$0.74
L-3 Holdings' weighted average common shares outstanding:
Basic	107,005	96,435
Diluted	110,010	106,575

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Sales:
Contracts, primarily U.S. Government	$4,462,028	$3,131,984
Commercial, primarily products	523,733	448,555
Total sales	4,985,761	3,580,539
Costs and expenses:
Contracts, primarily U.S. Government	3,977,820	2,763,232
Commercial, primarily products:
Cost of sales	320,863	278,498
Selling, general and administrative expenses	107,454	108,559
Research and development expenses	50,544	40,295
Total costs and expenses	4,456,681	3,190,584
Operating income	529,080	389,955
Other expense (income), net	1,728	(2,088)
Interest expense	106,779	98,232
Minority interests in net income of consolidated subsidiaries	7,078	2,550
Loss on retirement of debt	—	11,225
Income before income taxes	413,495	280,036
Provision for income taxes	150,926	100,813
Net income	$262,569	$179,223
L-3 Holdings' earnings per common share:
Basic	$2.48	$1.87
Diluted	$2.41	$1.77
L-3 Holdings' weighted average common shares outstanding:
Basic	105,883	95,743
Diluted	109,113	105,755

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$262,569	$179,223
Loss on retirement of debt	—	11,225
Depreciation	68,342	57,746
Amortization of intangibles and other assets	21,151	13,465
Amortization of deferred debt issue costs (included in interest expense)	5,454	5,970
Deferred income tax provision	76,516	68,015
Minority interests in net income of consolidated subsidiaries	7,078	2,550
Contributions to employee savings plans in L-3 Holdings' common stock	37,575	28,473
Other non-cash items	3,189	(6,729)
Subtotal	481,874	359,938
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(216,085)	(101,463)
Other current assets	(25,366)	(3,832)
Other assets	(8,162)	(7,348)
Accounts payable	52,569	(11,695)
Accrued employment costs	62,042	33,753
Accrued expenses	(7,512)	1,764
Customer advances	19,417	(12,119)
Income taxes	41,802	16,052
Other current liabilities	460	13,277
Pension and postretirement benefits	9,169	15,067
Other liabilities	(1,048)	17,137
All other operating activities, principally foreign currency translation	(1,195)	6,548
Subtotal	(73,909)	(32,859)
Net cash from operating activities	407,965	327,079
Investing activities:
Acquisition of businesses, net of cash acquired	(134,566)	(261,385)
Capital expenditures	(53,482)	(53,972)
Disposition of property, plant and equipment	9,504	1,092
Other investing activities	(5,381)	(2,500)
Net cash used in investing activities	(183,925)	(316,765)
Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160
Redemption of senior subordinated notes	(187)	(187,650)
Debt issue costs	(1,906)	(7,689)
Cash dividends paid on common stock	(31,850)	—
Proceeds from employee stock purchase plan	22,296	18,625
Proceeds from exercise of stock options	36,354	10,567
Distributions paid to minority interests	(4,183)	(1,505)
Other financing activities	(12,102)	1,588
Net cash from financing activities	8,422	232,096
Net increase in cash	232,462	242,410
Cash and cash equivalents, beginning of the period	134,876	134,856
Cash and cash equivalents, end of the period	$367,338	$377,266

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all its operating income and cash flow through its wholly-owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or the "Company") is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of subsystems on many platforms, including those for secure communication networks, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland security (DHS), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products (formerly known as Aviation Products & Aircraft Modernization); and (4) Specialized Products.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft; and

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development.

Aircraft Modernization, Operations and Maintenance (O&M) and Products.    The businesses in this segment provide aviation products, aircraft modernization and operations & maintenance services, including:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, vehicles and personnel equipment;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and constructions;

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics support, and supply chain management, primarily for military training, tactical, cargo and utility aircraft, and the Patriot Missile System and M1 Abrams Main Battle Tank.

•	advanced cockpit avionics products and specialized avionics repair and overhaul services for various segments of the aviation market;

•	airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders; and

•	ruggedized custom cockpit displays for military and high-end commercial applications.

Specialized Products.    The businesses in this segment supply products, including components, subsystems and systems, to military and commercial customers in several niche markets. These products include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	ruggedization and integration of commercial off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

•	security and surveillance systems for aviation, port and border applications, including those for perimeter security and for detection of explosives, concealed weapons, contraband and illegal narcotics, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including products for tracking and flight termination;

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

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. At September 30, 2004, L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). See Note 8 for discussion of the conversion of substantially all of the CODES into shares of L-3 Holdings common stock, which occurred during October 2004. L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications, have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

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

On the statements of operations, the Company presents its sales and costs and expenses in two categories, "Contracts, primarily U.S. Government" and "Commercial, primarily products."

Contracts primarily U.S. Government.    Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which primarily require the Company to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Such buyers are predominantly the U.S. Department of Defense and other agencies of the U.S. Government, foreign government ministries of defense and defense prime contractors. These contracts are covered by the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales from contracts with domestic and foreign commercial customers, which also are covered by SOP 81-1 and ARB 45. Additionally, certain fixed price contracts require the Company to perform services that are not related to production or construction of tangible assets, which are not covered by SOP 81-1, and these sales are recognized in accordance with SAB No. 104, Revenue Recognition.

Commercial, primarily products.    Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." These sales are recognized in accordance with the SEC's SAB No. 104, and substantially all of the related revenue arrangements are not covered by SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Microwave Components and Security & Detection Systems.

Reclassifications.    Effective January 1, 2004, the Company combined its explosives detection systems (EDS) business into L-3 Security and Detection Systems, and its IMC business into L-3 Government Services, Inc. As a result of these business realignments, reclassifications have been made to the prior period sales and operating income amounts to conform them to the current period presentation. Specifically, for the three months ended September 30, 2003, $6,928 of sales and $6,064 of operating income was reclassified from "Contracts, primarily U.S. Government," to "Commercial, primarily products" and $4,314 of sales and $411 of operating loss was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government." For the nine months ended September 30, 2003, $50,099 of sales and $11,759 of operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products," and $24,997 of sales and $419 of operating income

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government". In addition, certain reclassifications have been made to the unaudited condensed consolidated balance sheet to conform prior period amounts to the current period balance sheet presentation. See Notes 6 and 15.

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

	Three Months Ended September 30,
	2004	2003
Net income:
As reported	$102,490	$76,107
Less: Stock-based employee compensation expense under the fair value based method, net of income taxes	(4,936)	(4,648)
Pro forma	$97,554	$71,459
L-3 Holdings' Basic EPS:
As reported	$0.96	$0.79
Pro forma	0.91	0.74
L-3 Holdings' Diluted EPS:
As reported	$0.93	$0.74
Pro forma	0.89	0.69

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Net income:
As reported	$262,569	$179,223
Less: Stock-based employee compensation expense under the fair value based method, net of income taxes	(18,455)	(14,221)
Pro forma	$244,114	$165,002
L-3 Holdings' Basic EPS:
As reported	$2.48	$1.87
Pro forma	2.31	1.72
L-3 Holdings' Diluted EPS:
As reported	$2.41	$1.77
Pro forma	2.24	1.63

4.    Acquisitions

2004 Business Acquisitions.    During the nine months ended September 30, 2004, in separate transactions, the Company acquired five businesses, discussed below, for an aggregate purchase price of $89,733 in cash, plus acquisition costs.

•	Substantially all of the assets and certain specified liabilities of Beamhit LLC on May 13, 2004, for $40,000 in cash, plus additional consideration contingent upon the financial performance of Beamhit for each of the years ending December 31, 2004, 2005, 2006 and 2007. Any such additional consideration will be accounted for as goodwill. Beamhit is a developer and supplier of laser marksmanship training systems, and adds a series of new products to the Company's expanding role in readiness training and simulation products and services.

•	Substantially all of the assets and liabilities of Brashear, LP on June 14, 2004, for $36,290 in cash. Brashear is a developer and supplier of complex electro-optical systems, including laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems and laser beam directors for military and international customers. Brashear adds new capabilities to the Company's role in advanced optics.

•	All of the outstanding common stock of AVISYS, Inc. on June 16, 2004, for $6,555 in cash, plus additional consideration not to exceed $23,000, which is contingent upon (i) an award and funding of a certain contract from the Department of Homeland Security on or before June 30, 2005 and (ii) the financial performance of AVISYS for each of the years ending December 31, 2004, 2005 and 2006. Any such additional consideration will be accounted for as goodwill. AVISYS develops products to counter the threat of a missile attack against civilian, commercial, military, and Head of State aircraft. AVISYS products are synergistic with the Company's existing avionics and telemetry products for military and commercial markets.

•	Certain assets and liabilities of the General Electric Driver Development (GEDD) business on May 11, 2004, and substantially all of the assets and liabilities of Bay Metals and Fabrication, Inc. on June 8, 2004. GEDD develops software for driving simulators and provides assembly and maintenance service for driving simulators. Bay Metals is a metal fabricator and structural steel supplier for all phases of marine construction, ship repairs and fabrication.

Based on preliminary purchase price allocations, the goodwill recognized for the 2004 business acquisitions described above, was $74,282, approximately $65,200 of which is expected to be deductible for income tax purposes. Goodwill of $33,668 was assigned to the Training, Simulation & Government

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Services segment, $6,860 was assigned to the Aircraft Modernization, O&M and Products segment and $33,754 was assigned to the Specialized Products segment. The 2004 business acquisitions were financed with cash on hand. The purchase prices for Beamhit LLC and AVISYS, Inc. are subject to adjustment based on the closing date net assets or net working capital of the respective acquired business.

All of the acquisitions are included in the Company's results of operations from their respective effective dates of acquisition. The Company values acquired contracts in process on the date of acquisition at the remaining contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts. The purchase price allocations for Avionics Systems, Aeromet, Inc., Flight Systems Engineering and Klein Associates, all of which were acquired in 2003, have been finalized. The assets and liabilities recorded in connection with the purchase price allocations for Military Aviation Services (MAS), Vertex Aerospace, and certain defense and aerospace assets of IPICOM, all of which were acquired in the fourth quarter of 2003, and the 2004 business acquisitions are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, identifiable intangibles, goodwill, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations for MAS, Vertex Aerospace and certain defense and aerospace assets of IPICOM in the fourth quarter of 2004. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material.

Vertex Aerospace Acquisition.    On December 1, 2003, the Company acquired Vertex Aerospace LLC (Vertex). In May of 2004, the Company and the seller of Vertex Aerospace agreed to a final purchase price of $664,750, based on the closing date net assets of Vertex Aerospace. The final purchase price represents an $11,500 increase to the contractual consideration paid prior to May of 2004 and was recorded as an increase to goodwill.

Aircraft Integration Systems Acquisition.    The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of Integration Systems (AIS), which was completed in March 2002. The AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data.    Assuming the business acquisitions the Company completed during 2004 occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $5,028,500, $262,300 and $2.40 for the nine months ended September 30, 2004. Assuming the business acquisitions the Company completed during 2004 and 2003 occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $4,260,900, $193,700 and $1.90 for the nine months ended September 30, 2003. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed the acquisitions on January 1, 2003 or January 1, 2004.

On October 8, 2004, the Company acquired the stock of D.P. Associates Inc.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

The Company has also entered into agreements to acquire certain businesses for an approximate aggregate purchase price of $511,000, payable in cash. These businesses include Cincinnati Electronics, Northrop Grumman's Canadian Navigation Systems and Space Sensors System business, and the Marine Controls Division of CAE. Certain of these business acquisitions are subject to regulatory approval. The Company expects to complete the business acquisitions by December 31, 2004.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	September 30, 2004	December 31, 2003
Billed receivables, less allowances of $21,769 and $25,221	$697,860	$637,254
Unbilled contract receivables	855,895	676,604
Less: unliquidated progress payments	(233,879)	(193,672)
Unbilled contract receivables, net	622,016	482,932
Inventoried contract costs, gross	383,589	353,247
Less: unliquidated progress payments	(22,143)	(17,624)
Inventoried contract costs, net	361,446	335,623
Inventories at lower of cost or market	176,418	159,539
Total contracts in process	$1,857,740	$1,615,348

Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts that have been recorded as sales, which have not yet been billed to customers. The majority of unbilled contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by the total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. To a lesser extent, unbilled contract receivables also arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers.

Unliquidated progress payments arise from fixed price-type contracts with the U.S. Government that contain progress payment clauses, and represent progress payment invoices which have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 75% to 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. Therefore, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost POC method, and against inventoried contract costs if revenue is recorded using the units-of-delivery POC method.

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, provides additional information about the components of contracts in process (contained in Notes 2 and 4 to the Audited Consolidated Financial Statements) and contract revenue recognition (contained in Note 2 to the Audited Consolidated Financial Statements and in the Management's Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government, also include allocated selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs, because they are recoverable indirect contract costs under U.S. Government procurement regulations. The Company includes SG&A, IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue.

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

	Three Months Ended September 30,
	2004	2003
Amounts included in inventoried contract costs at beginning of period	$43,308	$53,694
Add: Amounts incurred during the period(1)	148,653	115,853
Less: Amounts charged to costs and expenses during the period	(157,300)	(128,257)
Amounts included in inventoried contract costs at end of period	$34,661	$41,290

	Nine Months Ended September 30,
	2004	2003
Amounts included in inventoried contract costs at beginning of period	$38,024	$52,253
Add: Amounts incurred during the period(2)	433,325	354,686
Less: Amounts charged to costs and expenses during the period	(436,688)	(365,649)
Amounts included in inventoried contract costs at end of period	$34,661	$41,290

(1)	Incurred costs include IRAD and B&P costs of $35,198 for the three months ended September 30, 2004 and $33,170 for the three months ended September 30, 2003.

(2)	Incurred costs include IRAD and B&P costs of $107,962 for the nine months ended September 30, 2004 and $99,541 for the nine months ended September 30, 2003.

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    During the first quarter of 2004, the Company completed its annual impairment test for the goodwill of each of its reporting units, which resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the reportable segments during the nine months ended September 30, 2004. The Company reclassified the goodwill for the International Microwave Corporation (IMC) acquired business from the Specialized Products segment to the Training, Simulation & Government Services segment, in connection with the consolidation on January 1, 2004, of IMC into L-3 Government Services, Inc.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Secure Communications & ISR	Training, Simulation & Government Services	Aircraft Modernization, O&M and Products	Specialized Products	Consolidated Total
Balance January 1, 2004	$726,880	$480,890	$1,350,818	$1,093,848	$3,652,436
Acquisitions	9,563	34,439	27,577	38,890	110,469
Reclassifications	—	30,761	—	(30,761)	—
Balance September 30, 2004	$736,443	$546,090	$1,378,395	$1,101,977	$3,762,905

During the nine months ended September 30, 2004, goodwill was increased by a total of $110,469, which was comprised of (i) $74,282 for acquisitions completed during the nine months ended September 30, 2004, (ii) $33,251 for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to the final closing date net assets of acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $2,936 primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with acquisitions completed prior to January 1, 2004.

Identifiable Intangible Assets.    The gross carrying amount and accumulated amortization balances of the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$158,060	$15,127	$142,933
Technology	15,597	4,559	11,038
Non-compete agreements	2,000	684	1,316
Total	$175,657	$20,370	$155,287

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$6,519	$148,251
Technology	14,500	2,325	12,175
Non-compete agreements	2,000	270	1,730
Total	$171,270	$9,114	$162,156

The Company recorded amortization expense for its identifiable intangible assets of $3,749 for the three months ended September 30, 2004 and $869 for the three months ended September 30, 2003. The Company recorded amortization expense for its identifiable intangible assets of $11,256 for the nine months ended September 30, 2004 and $4,405 for the nine months ended September 30, 2003, respectively. Based on the gross carrying amounts at September 30, 2004, the Company's estimates for identifiable intangible assets amortization expense for the years ending December 31, 2004 through 2008 are presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Year ending December 31,	Estimated Amortization Expense
2004	$17,058
2005	18,953
2006	17,983
2007	17,086
2008	14,686

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	September 30, 2004	December 31, 2003
Accrued product warranty costs	$43,013	$41,184
Accrued interest	30,436	25,898
Billings and amounts in excess of costs incurred on contracts in process	94,396	71,235
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	46,761	52,063
Aggregate purchase price payable for acquired businesses	2,140	28,331
Notes payable and capital lease obligations	167	9,312
Deferred revenues	3,346	7,850
Current portion of deferred gains from terminated interest rate swap agreements	4,144	4,246
Other	48,105	47,738
Total other current liabilities	$272,508	$287,857

The components of other liabilities are presented in the table below.

	September 30, 2004	December 31, 2003
Non-current portion of deferred gains from terminated interest rate swap agreements	$25,184	$29,224
Accrued workers compensation	15,785	14,549
Fair value of interest rate swap agreements	2,309	—
Notes payable and capital lease obligations	5,944	1,485
Non-current portion of accrued product warranty costs	—	4,630
Other non-current liabilities	56,578	51,763
Total other liabilities	$105,800	$101,651

The table below presents the changes in the Company's accrued product warranty costs for the nine months ended September 30, 2004.

Balance at January 1, 2004	$45,814
Acquisitions during the period	342
Accruals for product warranties issued during the period	11,987
Accruals for product warranties existing before January 1, 2004(1)	2,355
Settlements made during the period	(17,485)
Balance at September 30, 2004	$43,013

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 30, 2004	December 31, 2003
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
	1,750,000	1,750,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	—	298,370
4% Senior Subordinated Convertible Contingent Debt Securities due 2011	420,000	420,000
Principal amount of long-term debt	$2,170,000	$2,468,370
Less: Unamortized discounts	(10,190)	(11,070)
Fair value of interest rate swap agreements	(2,309)	—
Carrying amount of long-term debt	$2,157,501	$2,457,300

L-3 Communications

Available borrowings under the Company's senior credit facilities at September 30, 2004 were $671,518, after reductions for outstanding letters of credit of $78,482. There were no outstanding borrowings under the senior credit facilities at September 30, 2004. On February 24, 2004, the maturity date of the $250,000 364-day revolving credit facility was extended to February 22, 2005.

On November 1, 2004, L-3 Communications agreed to sell $650,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes due 2015 through a private placement. The notes will mature on January 15, 2015, with interest payable semi-annually at a rate of 5 7/8% per annum. The Company expects to complete the offering, subject to certain conditions, on or about November 12, 2004. The notes are being offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and, outside the United States, only to non-U.S. investors. The securities to be offered have not been registered under the Securities Act, or any state securities laws, and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Company intends to use the net proceeds to redeem the Company's outstanding $200,000 of 8% Senior Subordinated Notes due 2008 and for general corporate purposes, including payments for business acquisitions.

Depending on interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. The table below presents the Company's interest rate swap agreement that is currently outstanding.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates
March 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	Six-Month USD LIBOR(1)	1.55%	January 15 and July 15

(1)	The six-month USD LIBOR interest rate was 2.20% on September 30, 2004, 1.94% on June 30, 2004 and 1.16% on March 31, 2004.

The table below presents the Company's terminated interest rate swap agreements activity through September 30, 2004.

					Cash Proceeds Received at Termination(2)			September 30, 2004
Inception Date	Termination Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(1)	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total	Cumulative Recognized Deferred Gain (Loss)(5)	Balance of Unamortized Deferred Gain (Loss)(6)
April 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	2.9%	$542	$(542)	$—	$—	$(542)
March 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	3.6%	415	(415)	—	—	(415)
July 2003	September 2003	$400,000 of 6 1/8% Senior Subordinated Notes due 2013	$400,000	2.1%	2,687	8,017	10,704	819	7,198
March 2003	June 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.4%	1,578	6,727	8,305	965	5,762
January 2003	March 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.0%	1,202	5,238	6,440	873	4,365
June 2002	September 2002	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.1%	1,762	12,173	13,935	2,508	9,665
November 2001	August 2002	$180,000 of 8½% Senior Subordinated Notes due 2008	$180,000	5.3%	1,186	(559)	627	(559)	—
July 2001	June 2002	$200,000 of 8% Senior Subordinated Notes due 2008	$200,000	3.9%	3,446	5,229	8,675	1,934	3,295
					$12,818	$35,868	$48,686	$6,540	$29,328

(1)	Represents the average variable interest rate L-3 paid for the interest payment period in which the interest rate swap agreements were terminated.

(2)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.

(3)	Represents the interest expense reduction for the interest payment period in which the interest rate swap agreements were terminated.

(4)	Represents the mark-to market value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.

(5)	Represents the cumulative amount of deferred gain recognized as a reduction to interest expense through September 30, 2004.

(6)	The current portion of unamortized deferred gains at September 30, 2004, aggregating $4,144, is included in other current liabilities. The remaining $25,184 is included in other liabilities.

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

Convertible Contingent Debt Securities. On October 5, 2004, L-3 Holdings announced a full redemption of all the $420,000 of 4.00% Senior Subordinated Convertible Contingent Debt Securities (CODES) due 2011, which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419,785 of the principal amount of CODES exercised their conversion rights and converted such CODES into 7,800,797 shares of L-3 Holdings common stock. The remaining $215 of the CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004. As a result of the conversions and redemptions of the CODES that occurred in October 2004, the carrying amount of long-term debt decreased by $418,198, and shareholders' equity increased by $430,034, including the transfer of a deferred tax liability of $20,796 and unamortized debt issue costs of $8,960 related to the CODES.

9.    Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is presented in the tables below.

	Three Months Ended September 30,
	2004	2003
Net income	$102,490	$76,107
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $1,047 income tax expense in 2004 and $1,376 income tax benefit in 2003	1,631	(2,161)
Unrealized gains (losses) on hedging instruments, net of $486 income tax benefit in 2004 and $166 income tax benefit in 2003	(756)	(261)
Comprehensive income	$103,365	$73,685

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Net income	$262,569	$179,223
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $195 tax expense in 2004 and $1,840 tax benefit in 2003	328	(2,914)
Unrealized losses on hedging instruments, net of $531 tax benefit in 2004 and $813 tax benefit in 2003	(825)	(1,278)
Plus: reclassification adjustment for losses realized in net income, net of $154 tax expense	246	—
Comprehensive income	$262,318	$175,031

The changes in the Company's accumulated other comprehensive balances for the nine months ended September 30, 2004 and for the year ended December 31, 2003 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
September 30, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	328	246	(825)	—	(251)
Balance at September 30, 2004	$(2,704)	$—	$(206)	$(70,178)	$(73,088)

December 31, 2003
Balance at January 1, 2003	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)
Period change	(245)	—	896	(4,189)	(3,538)
Balance at December 31, 2003.	$(3,032)	$(246)	$619	$(70,178)	$(72,837)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$102,490	$76,107	$262,569	$179,223
Weighted average common shares outstanding	107,005	96,435	105,883	95,743
Basic earnings per share	$0.96	$0.79	$2.48	$1.87
Diluted:
Net income	$102,490	$76,107	$262,569	$179,223
After-tax interest expense savings on the assumed conversion of Convertible Notes	—	2,588	—	7,763
Net income, including assumed conversion of Convertible Notes	$102,490	$78,695	$262,569	$186,986
Common and potential common shares:
Weighted average common shares outstanding	107,005	96,435	105,883	95,743
Assumed exercise of stock options	9,847	8,077	9,464	7,629
Assumed purchase of common shares for treasury	(6,842)	(5,299)	(6,448)	(4,979)
Assumed conversion of Convertible Notes	—	7,362	214	7,362
Common and potential common shares	110,010	106,575	109,113	105,755
Diluted earnings per share	$0.93	$0.74	$2.41	$1.77

Non-Cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted earnings per share (EPS). EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. EITF 04-8 is expected to be effective for reporting periods ending after December 15, 2004. The Company expects to adopt the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to L-3 Holdings CODES will result in non-cash reductions to the Company's reported diluted EPS of $0.04 from $0.93 to $0.89 for the three months ended September 30, 2004, $0.03 from $0.74 to $0.71 for the three months ended September 30, 2003, $0.09 from $2.41 to $2.32 for the nine months ended September 30, 2004 and $0.05 from $1.77 to $1.72 for the nine months ended September 30, 2003. See Note 8 above for a discussion of the conversion and redemption of the CODES, which occurred during October 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

11.    Cash Dividends on L-3 Holdings Common Stock

In January of 2004, L-3 Holdings announced that its Board of Directors declared its first quarterly cash dividend of $0.10 per share. On March 15, 2004, L-3 Holdings paid cash dividends of $10,543 in aggregate to shareholders of record at the close of business on February 17, 2004.

In April of 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share. On June 15, 2004, L-3 Holdings paid cash dividends of $10,624 in aggregate to shareholders of record at the close of business on May 17, 2004.

In July of 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share. On September 15, 2004, L-3 Holdings paid cash dividends of $10,683 in aggregate to shareholders of record at the close of business on August 17, 2004.

On October 12, 2004, L-3 Holdings announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share payable on December 15, 2004, to shareholders of record at the close of business on November 17, 2004.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company has retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial relating to this matter is scheduled for January 2005. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) is named as a defendant in two wrongful death lawsuits in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Nineteen claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

(Dollars in thousands, except per share data)

compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, the Company does not believe it will have a material liability in this matter.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS —

(Dollars in thousands, except per share data)

13.    Pension and Other Employee Benefits

The following tables summarize the components of net periodic benefit cost for the Company's pension and postretirement benefit plans.

	Three Months Ended September 30,
	2004	2003	2004	2003
	Pension Plans		Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$14,009	$11,930	$759	$551
Interest cost	15,143	12,970	1,718	1,657
Amortization of prior service cost	361	269	(985)	(177)
Expected return on plan assets	(14,143)	(9,974)	(316)	(117)
Recognized actuarial (gain) loss	2,390	4,014	(186)	(469)
Settlement loss (gain)	2,288	—	—	(66)
Net periodic benefit cost	$20,048	$19,209	$990	$1,379

	Nine Months Ended September 30,
	2004	2003	2004	2003
	Pension Plans		Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$43,241	$34,087	$3,255	$2,975
Interest cost	43,406	36,924	6,055	5,951
Amortization of prior service cost	872	466	(2,148)	(1,027)
Expected return on plan assets	(40,316)	(28,924)	(854)	(117)
Recognized actuarial (gain) loss	9,137	10,181	192	(627)
Settlement loss (gain)	2,288	—	—	(66)
Net periodic benefit cost	$58,628	$52,734	$6,500	$7,089

The Company expects to contribute cash of approximately $59,000 to its pension plans in 2004, of which approximately $48,000 was contributed during the nine months ended September 30, 2004.

14.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
Interest paid	$100,048	$81,382
Income tax payments	34,598	21,961
Income tax refunds	3,232	4,985
Noncash transactions:
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings common stock	298,183	—

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except per share data)

15.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Government Services, (3) Aircraft Modernization, O&M and Products and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Sales:
Secure Communications & ISR	$443,387	$375,803		$1,243,170	$1,056,487
Training, Simulation & Government Services	335,120	255,236	(2)	927,651	773,332	(2)
Aircraft Modernization, O&M and Products(1)	573,737	256,596		1,648,164	664,380
Specialized Products	451,876	395,079	(2)	1,226,642	1,144,295	(2)
Elimination of intersegment sales	(19,988)	(18,103)		(59,866)	(57,955)
Consolidated total	$1,784,132	$1,264,611		$4,985,761	$3,580,539
Operating Income:
Secure Communications & ISR	$53,631	$45,102		$156,595	$119,952
Training, Simulation & Government Services	33,702	25,146	(2)	100,938	85,554	(2)
Aircraft Modernization, O&M and Products(1)	79,846	38,239		183,830	92,714
Specialized Products	32,181	43,885	(2)	87,717	91,735	(2)
Consolidated total	$199,360	$152,372		$529,080	$389,955
Depreciation and Amortization:
Secure Communications & ISR	$8,644	$7,568		$24,589	$21,301
Training, Simulation & Government Services	1,831	1,879		5,465	5,857
Aircraft Modernization, O&M and Products(1)	8,368	4,309		24,880	13,322
Specialized Products	11,861	9,845		34,559	30,731
Consolidated total	$30,704	$23,601		$89,493	$71,211

	September 30, 2004	December 31, 2003
Total Assets:
Secure Communications & ISR	$1,280,128	$1,201,187
Training, Simulation & Government Services	897,011	781,186	(2)
Aircraft Modernization, O&M and Products	2,132,377	2,043,677
Specialized Products	2,066,596	1,961,754	(2)
Corporate	627,105	505,086
Consolidated total	$7,003,217	$6,492,890

(1)	During the three months ended September 30, 2004, the Company changed the name of the reportable segment from Aviation Products & Aircraft Modernization to Aircraft Modernization, O&M and Products. The businesses and reporting units that are included in this segment have not changed.

(2)	In 2004, the Company consolidated the IMC business into L-3 Government Services, Inc. As a result of this realignment, $4,314 of sales and $477 of operating loss was reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment for the three months ended September 30, 2003. For the nine months ended September 30, 2003, $23,431 of sales and $2,188 of operating income was reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment. At December 31, 2003, $40,127 of total assets were reclassified from the Specialized Products segment to the Training, Simulation & Government Services Segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except per share data)

16.    Recently Issued Accounting Standards

On September 30, 2004, the EITF reached a consensus on issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Shares. See Note 10 above for a description of EITF No. 04-8 and a discussion of the impact on the Company's results of operations.

In December of 2003, the FASB revised its Interpretation No. 46, Consolidation of Variable InterestEntities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. Generally, a VIE is a legal structure for which the holders of a majority voting equity (ownership) interest may not have a controlling financial interest in the legal structure. Variable interests in a VIE are the contractual, ownership, creditor or other pecuniary interests in the VIE that change with changes in the fair value of the net assets exclusive of variable interests. FIN 46R provides guidance for identifying legal structures which are VIEs and the variable interests in a VIE, and also provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in its financial statements. The Company adopted the provisions of FIN 46R during the interim period ended March 31, 2004. The Company does not hold any significant interests in VIEs that require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This Act introduces a federal subsidy to employers who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The guidance in FSP 106-2 applies only if (i) the prescription drug benefits under the Company's defined benefit postretirement health care plan are considered actuarially equivalent to Medicare Part D and therefore qualify for the subsidy under the Act, and (ii) the expected subsidy will reduce the Company's share of the cost of the underlying postretirement prescription drug coverage. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company has determined that the benefits provided by certain of its postretirement benefit plans are actuarially equivalent to Medicare Part D, but has concluded that the effects of the Act do not constitute a significant event. Therefore, the amount of the accumulated postretirement benefit obligations or net periodic benefit cost recorded in the unaudited condensed consolidated financial statements and disclosed in the accompanying notes do not include the effects of the Act. The effects of the Act will be incorporated in the measurement of the Company's postretirement benefits liability and periodic benefit cost for the year ending December 31, 2005.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At September 30, 2004:
Current assets:
Cash and cash equivalents	$—	$357,848	$(36,570)	$46,060	$—	$367,338
Contracts in process	—	579,044	1,032,420	246,276	—	1,857,740
Other current assets	—	119,140	46,640	5,109	—	170,889
Total current assets	—	1,056,032	1,042,490	297,445	—	2,395,967
Goodwill	—	834,471	2,518,241	410,193	—	3,762,905
Other assets	—	301,088	429,798	113,459	—	844,345
Investment in and amounts due from consolidated subsidiaries	3,622,746	3,926,418	797,454	27,109	(8,373,727)	—
Total assets	$3,622,746	$6,118,009	$4,787,983	$848,206	$(8,373,727)	$7,003,217
Current liabilities	$—	$471,332	$451,735	$161,406	$—	$1,084,473
Other long-term liabilities	—	284,628	167,683	25,278	—	477,589
Long-term debt	418,198	2,157,501	—	—	(418,198)	2,157,501
Minority interests	—	—	—	79,106	—	79,106
Shareholders' equity	3,204,548	3,204,548	4,168,565	582,416	(7,955,529)	3,204,548
Total liabilities and shareholders' equity	$3,622,746	$6,118,009	$4,787,983	$848,206	$(8,373,727)	$7,003,217
At December 31, 2003:
Current assets:
Cash and cash equivalents	$—	$155,375	$(41,291)	$20,792	$—	$134,876
Contracts in process	—	528,056	817,547	269,745	—	1,615,348
Other current assets	—	159,194	21,928	6,356	—	187,478
Total current assets	—	842,625	798,184	296,893	—	1,937,702
Goodwill	—	805,388	2,425,591	421,457	—	3,652,436
Other assets	—	343,914	446,403	112,435	—	902,752
Investment in and amounts due from consolidated subsidiaries	3,290,873	3,708,989	596,696	21,052	(7,617,610)	—
Total assets	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890

Current liabilities	$—	$396,868	$370,468	$156,876	$—	$924,212
Other long-term liabilities	—	272,252	167,275	21,144	—	460,671
Long-term debt	716,377	2,457,300	—	—	(716,377)	2,457,300
Minority interests	—	—	—	76,211	—	76,211
Shareholders' equity	2,574,496	2,574,496	3,729,131	597,606	(6,901,233)	2,574,496
Total liabilities and shareholders' equity	$3,290,873	$5,700,916	$4,266,874	$851,837	$(7,617,610)	$6,492,890

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the nine months ended September 30, 2004:
Sales	$—	$1,471,076	$2,934,212	$600,525	$(20,052)	$4,985,761
Costs and expenses	—	1,290,523	2,660,095	526,115	(20,052)	4,456,681
Operating income	—	180,553	274,117	74,410	—	529,080
Other expense (income), net	—	(11,738)	783	3,545	9,138	1,728
Interest expense	13,630	106,030	410	9,477	(22,768)	106,779
Minority interests in net income of consolidated subsidiaries	—	—	—	7,078	—	7,078
Provision (benefit) for income taxes	(4,975)	31,486	99,617	19,823	4,975	150,926
Equity in net income of consolidated subsidiaries	271,224	207,794	—	—	(479,018)	—
Net income	$262,569	$262,569	$173,307	$34,487	$(470,363)	$262,569
For the nine months ended September 30, 2003:
Sales	$—	$1,371,589	$1,949,595	$273,778	$(14,423)	$3,580,539
Costs and expenses	—	1,190,205	1,772,920	241,882	(14,423)	3,190,584
Operating income	—	181,384	176,675	31,896	—	389,955
Other expense (income), net	—	(9,042)	148	1,232	5,574	(2,088)
Interest expense	24,763	97,369	396	6,041	(30,337)	98,232
Minority interest in net income of consolidated subsidiaries	—	—	—	2,550	—	2,550
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(8,915)	29,460	63,407	7,946	8,915	100,813
Equity in net income of consolidated subsidiaries	195,071	126,851	—	—	(321,922)	—
Net income	$179,223	$179,223	$112,724	$14,127	$(306,074)	$179,223
For the three months ended September 30, 2004:
Sales	$—	$532,908	$1,041,919	$215,674	$(6,369)	$1,784,132
Costs and expenses	—	469,148	940,637	181,356	(6,369)	1,584,772
Operating income	—	63,760	101,282	34,318	—	199,360
Other expense (income), net	—	(3,599)	(25)	(1,194)	3,131	(1,687)
Interest expense	4,590	34,629	153	3,203	(7,721)	34,854
Minority interests in net income of consolidated subsidiaries	—	—	—	4,791	—	4,791
Provision (benefit) for income taxes	(1,675)	11,947	36,921	10,044	1,675	58,912
Equity in net income of consolidated subsidiaries	105,405	81,707	—	—	(187,112)	—
Net income	$102,490	$102,490	$64,233	$17,474	$(184,197)	$102,490
For the three months ended September 30, 2003:
Sales	$—	$463,341	$726,484	$77,799	$(3,013)	$1,264,611
Costs and expenses	—	392,084	657,630	65,538	(3,013)	1,112,239
Operating income	—	71,257	68,854	12,261	—	152,372
Other expense (income), net	—	(2,966)	22	247	1,930	(767)
Interest expense	8,137	32,047	173	2,070	(10,067)	32,360
Minority interest in net income of consolidated subsidiaries	—	—	—	1,862	—	1,862
Provision (benefit) for income taxes	(2,930)	15,184	24,717	2,909	2,930	42,810
Equity in net income of consolidated subsidiaries	81,314	49,115	—	—	(130,429)	—
Net income	$76,107	$76,107	$43,942	$5,173	$(125,222)	$76,107

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the nine months ended September 30, 2004:
Operating activities:
Net cash from operating activities	$—	$113,509	$239,724	$54,732	$—	$407,965
Investing activities:
Acquisition of businesses, net of cash acquired	—	(57,483)	(76,860)	(223)	—	(134,566)
Other investing activities	(108,700)	(93,546)	(26,787)	(6,109)	185,783	(49,359)
Net cash used in investing activities	(108,700)	(151,029)	(103,647)	(6,332)	185,783	(183,925)
Financing activities:
Net cash from (used in) financing activities	108,700	239,993	(131,356)	(23,132)	(185,783)	8,422
Net increase in cash	—	202,473	4,721	25,268	—	232,462
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$357,848	$(36,570)	$46,060	$—	$367,338
For the nine months ended September 30, 2003:
Operating activities:
Net cash from (used in) operating activities	$—	$186,011	$157,035	$(15,967)	$—	$327,079
Investing activities:
Acquisition of businesses, net of cash acquired	—	(44,121)	(215,103)	(2,161)	—	(261,385)
Other investing activities	(67,810)	(244,349)	(21,441)	(6,854)	285,074	(55,380)
Net cash used in investing activities	(67,810)	(288,470)	(236,544)	(9,015)	285,074	(316,765)
Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160	—	—	—	398,160
Redemption of senior subordinated notes	—	(187,650)	—	—	—	(187,650)
Other financing activities	67,810	153,716	62,080	23,054	(285,074)	21,586
Net cash from financing activities	67,810	364,226	62,080	23,054	(285,074)	232,096
Net increase (decrease) in cash	—	261,767	(17,429)	(1,928)	—	242,410
Cash and cash equivalents, beginning of period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of period	$—	$388,188	$(24,677)	$13,755	$—	$377,266

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, simulation and training, and government systems support services. The substantial majority of our sales are generated using written revenue arrangements, or contracts. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Our primary customer is the U.S. Department of Defense (DoD). Our other customers include the U.S. Department of Homeland Security (DHS), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products (formerly known as Aviation Products & Aircraft Modernization); and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government and foreign government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Government Services segment produces training systems and related support services, and provides a wide range of engineering development services and integration support, and a full range of teaching, training, logistics and communication software support services. Our Aircraft Modernization, O&M and Products segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, advanced cockpit avionics products, ruggedized custom cockpit displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides naval warfare products, telemetry, instrumentation, space and navigation products, premium fuzing products, security and surveillance systems, training devices and motion simulators, ruggedized commercial off-the-shelf technology and microwave components.

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2003, included in L-3's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Acquisitions

The table below summarizes all of the acquisitions that we have completed during the year ended December 31, 2003 and the nine-month period ended September 30, 2004.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
Avionics Systems business of Goodrich Corporation(2)	March 28, 2003	$188.7
Aeromet, Inc.	May 30, 2003	$18.4
Flight Systems Engineering.	June 30, 2003	$0.5
Klein Associates Inc.	September 30, 2003	$29.4
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	$89.6	(3)
Vertex Aerospace LLC (Vertex)	December 1, 2003	$664.8	(4)
Certain defense and aerospace assets of IPICOM, Inc.	December 10, 2003	$27.6
General Electric Driver Development (GEDD) business	May 11, 2004	$3.5
Beamhit LLC	May 13, 2004	$40.0	(5)(6)
Bay Metals and Fabrication, Inc.	June 8, 2004	$3.4	(7)
Brashear, LP	June 14, 2004	$36.3
AVISYS, Inc.	June 16, 2004	$6.6	(5)(8)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

(3)	Includes a $2.2 million final purchase price adjustment paid in October of 2004, which was based on the actual closing date net assets of MAS.

(4)	Includes a $3.3 million purchase price adjustment paid on the closing date and a $11.5 million final purchase price adjustment paid during the second quarter of 2004.

(5)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(6)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2004, 2005, 2006 and 2007.

(7)	Excludes additional purchase price, not to exceed $1.7 million, which is contingent upon the financial performance of Bay Metals for the fiscal years ending June 8, 2005, 2006 and 2007.

(8)	Excludes additional purchase price, not to exceed $23.0 million, which is contingent upon (i) an award and funding of a certain contract from the U.S. Department of Homeland Security on or before June 30, 2005, and (ii) the financial performance of AVISYS for the years ending December 31, 2004, 2005 and 2006.

All of our business acquisitions are included in our consolidated results of operations from their respective effective dates of acquisitions. We regularly evaluate potential business acquisitions and joint venture transactions. On October 8, 2004, we acquired the stock of D.P. Associates Inc. We have also entered into agreements to acquire certain businesses for an approximate aggregate purchase price of $511 million, payable in cash. These businesses include Cincinnati Electronics, Northrop Grumman's Canadian Navigation Systems and Space Sensors System business and the Marine Controls Division of CAE. We have not entered into any other agreements with respect to any material transactions at this time. Certain of these business acquisitions are subject to regulatory approval. We expect to complete the business acquisitions by December 31, 2004, and will finance them using cash on hand and a portion of the proceeds from the expected notes offering discussed below under "Statement of Cash Flows—Financing Activities."

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

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories "Contracts, primarily U.S. Government" and "Commercial, primarily products." For a detailed description of these two categories, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the three months ended September 30, 2004 (2004 Third Quarter) and September 30, 2003 (2003 Third Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2004	2003
	(dollars in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$1,586.1	$1,108.6	(1)
Commercial, primarily products	198.1	156.0	(1)
Consolidated	$1,784.2	$1,264.6
Operating income:
Contracts, primarily U.S. Government	$184.1	$141.8	(1)
Commercial, primarily products	15.3	10.6	(1)
Consolidated	$199.4	$152.4
Operating margin(2):
Contracts, primarily U.S. Government	11.6%	12.8%
Commercial, primarily products	7.7%	6.8%
Consolidated	11.2%	12.0%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$442.4	$375.6
Training, Simulation & Government Services	329.4	249.3	(5)
Aircraft Modernization, O&M and Products(4)	573.6	256.4
Specialized Products	438.8	383.3	(5)
Consolidated	$1,784.2	$1,264.6
Operating income:
Secure Communications & ISR	$53.6	$45.1
Training, Simulation & Government Services	33.7	25.2	(5)
Aircraft Modernization, O&M and Products(4)	79.9	38.2
Specialized Products	32.2	43.9	(5)
Consolidated	$199.4	$152.4
Operating margin(2):
Secure Communications & ISR	12.1%	12.0%
Training, Simulation & Government Services	10.2%	10.1%
Aircraft Modernization, O&M and Products(4)	13.9%	14.9%
Specialized Products	7.3%	11.4%
Consolidated	11.2%	12.0%

(1)	Effective January 1, 2004, we combined our explosives detection systems (EDS) business into L-3 Security and Detection Systems, and our IMC business into L-3 Government Services, Inc. As a result of these business realignments, reclassifications have been made to the prior period sales and operating income amounts to conform them to the current period presentation. Specifically, $6.9 million of sales and $6.1 million of operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products", and $4.3 million of sales and $0.4 million of operating loss was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government."

(2)	Operating margin is equal to operating income as a percentage of sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(4)	During the 2004 Third Quarter, we changed the name of the reportable segment from Aviation Products & Aircraft Modernization to Aircraft Modernization, O&M and Products. The businesses and reporting units included in this reportable segment were not changed.

(5)	Effective January 1, 2004, we combined our IMC business into L-3 Government Services, Inc. As a result of this realignment, $4.3 million of sales and $0.5 million of operating loss were reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment.

Consolidated sales increased by $519.6 million, or 41.1%, to $1,784.2 million for the 2004 Third Quarter from $1,264.6 million for the 2003 Third Quarter. Organic sales growth for our defense businesses was 17.3%, or $193.4 million, driven by continued strong demand for L-3's secure communications and ISR systems, aircraft modernization, aviation products, training and government services, training devices, imaging products and naval power equipment and services. Organic sales growth for our commercial and other non-military businesses was 27.4%, or $39.6 million, primarily due to increased volume for commercial aviation products and for security products and maintenance services. The increase in consolidated sales from acquisitions was $286.6 million, or 22.7%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in L-3's results of operations for the entire current period and prior period. Our increases to sales from acquired businesses include all of L-3's acquired businesses regardless of their size. Our sales for "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" and commercial aviation products sold to military customers, which is presented under "Commercial, primarily products."

Sales from "Contracts, primarily U.S. Government" increased by $477.5 million, or 43.1%, to $1,586.1 million for the 2004 Third Quarter from $1,108.6 million for the 2003 Third Quarter. The increase in sales from acquired businesses was $286.6 million, or 25.9%. The acquired businesses include Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003, and AVISYS, Bay Metals, Beamhit, Brashear and the GEDD business, all of which were acquired in the second quarter of 2004. Organic sales growth was $190.9 million, or 17.2%, primarily because of higher sales volume for our secure network communications, ISR systems and communications products, aircraft modernization, operations and maintenance, training and government services, training devices, imaging products and naval power equipment and services. Organic sales growth does not include the portion of the U.S. Army Aviation and Missile Command (AMCOM) contract sales for maintenance and logistics support of rotary-wing aircraft at Fort Rucker, Alabama of $29.5 million attributable to Vertex's pre-acquisition ownership interest of 40% in the AMCOM contract, which is included in sales from acquired businesses.

Sales from "Commercial, primarily products" increased by $42.1 million, or 27.0%, to $198.1 million for the 2004 Third Quarter from $156.0 million for the 2003 Third Quarter. The increase was driven by organic sales growth for commercial aviation products and security products. There were no business acquisitions that affected the changes in these results.

Consolidated costs and expenses increased by $472.6 million, or 42.5%, to $1,584.8 million for the 2004 Third Quarter from $1,112.2 million for the 2003 Third Quarter, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $435.2 million, or 45.0%, to $1,402.0 million for the 2004 Third Quarter from $966.8 million for the 2003 Third Quarter. The costs and expenses related to the increase in sales from acquired businesses was $260.1 million. The remaining increase is primarily attributed to costs and expenses associated with the organic sales growth of our defense businesses. Costs and expenses for our sales from contracts with the U.S. Government include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These SG&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report SG&A, IRAD and B&P costs allocated to U.S. Government contracts as costs and expenses when the related contract sales are recognized as revenue. SG&A, IRAD and B&P costs included in costs and expenses for "Contracts, primarily U.S. Government" were $157.3 million for the 2004 Third Quarter and $128.3 million for the 2003 Third Quarter. See Note 5 to our unaudited condensed consolidated financial statements.

Costs and expenses for "Commercial, primarily products" increased by $37.4 million, or 25.7%, to $182.8 million for the 2004 Third Quarter from $145.4 million for the 2003 Third Quarter. Cost of sales increased by $37.3 million to $127.7 million for the 2004 Third Quarter from $90.4 million for the 2003 Third Quarter. The increase in cost of sales was primarily due to organic sales growth. SG&A expenses decreased by $2.1 million to $37.1 million for the 2004 Third Quarter from $39.2 million for the 2003 Third Quarter, and declined as a percentage of sales to 18.7% from 25.1% due to cost and expense reductions and sales volume increases. Research and development (R&D) expenses increased by $2.2 million to $18.0 million for the 2004 Third Quarter from $15.8 million for the 2003 Third Quarter, primarily due to development expenditures for SmartdeckTM at our Avionics Systems business.

Consolidated operating income increased by $47.0 million, or 30.8%, to $199.4 million for the 2004 Third Quarter from $152.4 million for the 2003 Third Quarter. The increase was primarily due to higher sales for all of our segments. Consolidated operating income as a percentage of sales (operating margin) decreased to 11.2% for the 2004 Third Quarter, compared to 12.0% for the 2003 Third Quarter. The decrease was principally due to lower margins for the Vertex Aerospace business, which was acquired on December 1, 2003, and changes in product sales mix for certain businesses within our Specialized Products segment. The changes in the operating margins are explained in our segment results discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $42.3 million, or 29.8%, to $184.1 million for the 2004 Third Quarter from $141.8 million for the 2003 Third Quarter. Operating margin decreased by 1.2 percentage points to 11.6% for the 2004 Third Quarter from 12.8% for the 2003 Third Quarter. Operating margin decreased primarily because of lower operating margins from the Vertex Aerospace acquired business and lower sales for fuzing products. The 2003 Third Quarter operating income also included a $4.5 million gain related to the settlement of a claim.

Operating income for "Commercial, primarily products" increased by $4.7 million, or 44.3%, to $15.3 million for the 2004 Third Quarter from $10.6 million for the 2003 Third Quarter. Operating margin increased by 0.9 percentage points to 7.7% for the 2004 Third Quarter from 6.8% for the 2003 Third Quarter primarily because of cost reductions for microwave components and higher sales volume for commercial aviation products.

Interest expense increased by $2.5 million to $34.9 million for the 2004 Third Quarter from $32.4 million for the 2003 Third Quarter because of higher levels of outstanding debt during the 2004 Third Quarter compared to the levels of outstanding debt during the 2003 Third Quarter due to the sale of $400.0 million of 6 1/8% senior subordinated notes in December of 2003, which was partially offset by the conversions and redemptions of our $300.0 million of 5¼% convertible senior subordinated notes in January of 2004.

For the 2004 Third Quarter, other expense (income), net, includes $1.4 million of interest income.

The income tax provision for the 2004 Third Quarter was based on an estimated effective income tax rate of 36.5%. During October 2004, the U.S. Congress enacted a new tax law that restored the U.S. Federal income tax credit for research and experimentation expenses (R&E Tax Credit), retroactively from July 1, 2004 and continuing to December 31, 2005. As a result of applying the R&E Tax Credit to all of 2004, the estimated effective income tax rate for the full year 2004 is expected to decline from 36.5% to 36.0%. The lower tax rate will be included in our results for the 2004 fourth quarter and for the year ending December 31, 2004.

Basic earnings per share (EPS) increased by $0.17 to $0.96 for the 2004 Third Quarter from $0.79 for the 2003 Third Quarter. Diluted EPS increased by $0.19, or 25.7%, to $0.93 for the 2004 Third Quarter from $0.74 for the 2003 Third Quarter.

Non-Cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per

Share, which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted EPS. EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. EITF 04-8 is expected to be effective for reporting periods ending after December 15, 2004. We expect to adopt the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to our CODES will result in non-cash reductions to our reported diluted EPS for the 2004 Third Quarter of $0.04 from $0.93 to $0.89 and $0.03 from $0.74 to $0.71 for the 2003 Third Quarter. See Liquidity and Capital Resources—Statement of Cash Flows Financing Activities below and Note 8 to the unaudited condensed consolidated financial statements for a discussion of the conversion and redemption of our CODES, which occurred during October 2004.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $66.8 million, or 17.8%, to $442.4 million for the 2004 Third Quarter from $375.6 million for the 2003 Third Quarter. Organic sales growth was $63.0 million, or 16.8%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure network communications, ISR systems and communications products. The increase in sales from acquired businesses was $3.8 million. The acquired businesses include certain defense and aerospace assets of IPICOM, Inc., which was acquired in 2003.

Operating income increased by $8.5 million to $53.6 million for the 2004 Third Quarter from $45.1 million for the 2003 Third Quarter. Operating margin increased slightly by 0.1 percentage points to 12.1% for the 2004 Third Quarter from 12.0% for the 2003 Third Quarter. These increases were primarily due to slightly higher operating margins for communications products resulting from sales growth.

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $80.1 million, or 32.1%, to $329.4 million for the 2004 Third Quarter from $249.3 million for the 2003 Third Quarter. Organic sales growth was $77.4 million, or 31.0%, driven by increased sales of training and government services. The increase in sales from acquired businesses was $2.7 million. The acquired businesses include Beamhit and the GEDD business, which were both acquired during the second quarter of 2004.

Operating income increased by $8.5 million to $33.7 million for the 2004 Third Quarter from $25.2 million for the 2003 Third Quarter because of higher sales volume for training and operations services. Operating margin increased slightly by 0.1 percentage points to 10.2% for the 2004 Third Quarter from 10.1% for the 2003 Third Quarter.

Aircraft Modernization, O&M and Products

Sales within our Aircraft Modernization, O&M and Products segment increased by $317.2 million, or 123.7%, to $573.6 million for the 2004 Third Quarter from $256.4 million for the 2003 Third Quarter. The increase in sales from acquired businesses was $262.9 million. The acquired businesses include Vertex and MAS, which were acquired during 2003, and AVISYS, which was acquired during the second quarter of 2004. Organic sales growth was $54.3 million, or 21.2%, driven by sales of $44.2 million from the AMCOM contract and an increase in volume for commercial aviation products.

Operating income increased by $41.7 million to $79.9 million for the 2004 Third Quarter from $38.2 million for the 2003 Third Quarter because of higher sales volume partially offset by lower operating margin. Operating margin declined by 1.0 percentage points to 13.9% for the 2004 Third Quarter from 14.9% for the 2003 Third Quarter. Margins from acquired businesses, primarily Vertex, decreased operating margin by 3.2 percentage points. This decrease was partially offset by 0.8 percentage points for the incentives and award fees earned on the AMCOM contract and by 1.4 percentage points, primarily from commercial aviation products. The operating margin increase from commercial aviation products was due to higher sales volume, which was partially offset by certification costs for new product introductions.

Specialized Products

Sales within our Specialized Products segment increased by $55.5 million, or 14.5%, to $438.8 million for the 2004 Third Quarter from $383.3 million for the 2003 Third Quarter. Organic sales growth was $38.3 million, or 10.0%. The increase was primarily driven by increased sales of training devices, imaging products, naval power equipment and services, security products and maintenance of security systems. These increases were partially offset by lower sales volume for fuzing products because of additional acceptance testing that delayed shipments and product remediation efforts for undersea dipping sonar products, which reduced production and sales volume. The increase in sales from acquired businesses was $17.2 million. The acquired businesses include Klein, which was acquired in September 2003, and Bay Metals and Brashear, which were both acquired during the second quarter of 2004.

Operating income decreased by $11.7 million to $32.2 million for the 2004 Third Quarter from $43.9 million for the 2003 Third Quarter primarily because of lower sales volume and additional acceptance testing for certain fuzing products, changes in product sales mix for security products, including fewer than expected sales of higher margin explosives detection systems (EDS) and production delays for undersea dipping sonar products caused by efforts to improve the reliability of certain products. The 2003 Third Quarter operating income also included a $4.5 million gain related to the settlement of a claim. These decreases to operating income were partially offset by cost reductions and volume increases for imaging products, naval power equipment and services and microwave components. Operating margin decreased by 4.1 percentage points to 7.3% for the 2004 Third Quarter from 11.4% for the 2003 Third Quarter. Operating margin decreased by 1.4 percentage points due to lower margins for security products, 1.8 percentage points due to volume decreases and additional costs for fuzing and undersea dipping sonar products and 0.9 percentage points primarily due to a gain of $4.5 million recorded in the 2003 Third Quarter related to the settlement of a claim.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the nine months ended September 30, 2004 (2004 Nine Month Period) and September 30, 2003 (2003 Nine Month Period). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2004	2003
	(dollars in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$4,462.0	$3,132.0	(1)
Commercial, primarily products	523.8	448.5	(1)
Consolidated	$4,985.8	$3,580.5
Operating income:
Contracts, primarily U.S. Government	$484.2	$368.8	(1)
Commercial, primarily products	44.9	21.2	(1)
Consolidated	$529.1	$390.0
Operating margin(2):
Contracts, primarily U.S. Government	10.9%	11.8%
Commercial, primarily products	8.6%	4.7%
Consolidated	10.6%	10.9%

	Nine Months Ended September 30,
	2004	2003
	(dollars in millions)
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$1,240.3	$1,055.9
Training, Simulation & Government Services	911.4	750.6 (5)
Aircraft Modernization, O&M and Products(4)	1,647.4	662.5
Specialized Products	1,186.7	1,111.5 (5)
Consolidated	$4,985.8	$3,580.5
Operating income:
Secure Communications & ISR	$156.6	$120.0
Training, Simulation & Government Services	100.9	85.6 (5)
Aircraft Modernization, O&M and Products(4)	183.9	92.7
Specialized Products	87.7	91.7 (5)
Consolidated	$529.1	$390.0
Operating margin(2):
Secure Communications & ISR	12.6%	11.4%
Training, Simulation & Government Services	11.1%	11.4%
Aircraft Modernization, O&M and Products(4)	11.2%	14.0%
Specialized Products	7.4%	8.3%
Consolidated	10.6%	10.9%

(1)	Effective January 1, 2004, we combined our EDS business into L-3 Security and Detection Systems, and our IMC business into L-3 Government Services, Inc. As a result of these business realignments, reclassifications have been made to the prior period sales and operating income amounts to conform them to the current period presentation. Specifically, $50.1 million of sales and $11.8 million of operating income was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products", and $25.0 million of sales and $0.4 million of operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government."

(2)	Operating margin is equal to operating income as a percentage of sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(4)	During the 2004 Third Quarter, we changed the name of the reportable segment from Aviation Products & Aircraft Modernization to Aircraft Modernization, O&M and Products. The businesses and reporting units included in this reportable segment were not changed.

(5)	Effective January 1, 2004, we combined our IMC business into L-3 Government Services, Inc. As a result of this realignment, $23.4 million of sales and $2.2 million of operating income were reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment.

Consolidated sales increased by $1,405.3 million, or 39.2%, to $4,985.8 million for the 2004 Nine Month Period from $3,580.5 million for the 2003 Nine Month Period. Organic sales growth for our defense businesses was 16.3%, or $513.6 million, driven by continued strong demand for L-3's secure communications and ISR systems, aircraft modernization, aviation products, training and government services, training devices, imaging products and naval power equipment and services. Organic sales growth for our commercial and other non-military businesses was 9.9%, or $42.2 million, principally due to increased volume for commercial aviation products. The increase in consolidated sales from acquired businesses was $849.5 million, or 23.7%.

Sales from "Contracts, primarily U.S. Government" increased by $1,330.0 million, or 42.5%, to $4,462.0 million for the 2004 Nine Month Period from $3,132.0 million for the 2003 Nine Month Period. The increase in sales from acquired businesses was $822.1 million, or 26.2%. The acquired businesses include Aeromet, Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003, and AVISYS, Bay Metals, Beamhit, Brashear and the GEDD business, all of which were acquired in the second quarter of 2004. Organic sales growth was $507.9 million, or 16.2%, primarily because of higher sales volume for our secure network communications, ISR systems and communications products, aircraft modernization, operations and maintenance, training and government services, training devices, imaging products, military aviation products and naval power equipment and services. Organic sales growth does not include the portion of the AMCOM contract sales of $73.2 million attributable to Vertex's pre-acquisition ownership interest of 40% in the contract, which is included in sales from acquired businesses.

Sales from "Commercial, primarily products" increased by $75.3 million, or 16.8%, to $523.8 million for the 2004 Nine Month Period from $448.5 million for the 2003 Nine Month Period. The increase in sales from the Avionics Systems and Flight Systems Engineering acquired businesses, both acquired in 2003, was $27.4 million. Organic sales increased by 10.7%, or $47.9 million, primarily due to the increased volume for commercial aviation products.

Consolidated costs and expenses increased by $1,266.2 million, or 39.7%, to $4,456.7 million for the 2004 Nine Month Period from $3,190.5 million for the 2003 Nine Month Period, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $1,214.6 million, or 44.0%, to $3,977.8 million for the 2004 Nine Month Period from $2,763.2 million for the 2003 Nine Month Period. The costs and expenses related to the increase in sales from acquired businesses was $750.2 million. The remaining increase is primarily attributed to costs and expenses associated with the organic sales growth of our defense businesses. SG&A, IRAD and B&P costs included in costs and expenses for "Contracts, primarily U.S. Government" were $436.7 million for the 2004 Nine Month Period and $365.6 million for the 2003 Nine Month Period. See Note 5 to our unaudited condensed consolidated financial statements.

Costs and expenses for "Commercial, primarily products" increased by $51.6 million, or 12.1%, to $478.9 million for the 2004 Nine Month Period from $427.3 million for the 2003 Nine Month Period. Cost of sales increased by $42.5 million to $320.9 million for the 2004 Nine Month Period from $278.4 million for the 2003 Nine Month Period. The increase in cost of sales was primarily due to increased costs attributable to the Avionics Systems acquired business and higher sales volume for our commercial aviation products, services related to security products and maintenance of security systems. SG&A expenses decreased by $1.1 million to $107.5 million for the 2004 Nine Month Period from $108.6 million for the 2003 Nine Month Period, and declined as a percentage of sales to 20.5% from 24.2% due to cost and expense reductions and sales volume increases. R&D expenses increased by $10.2 million to $50.5 million for the 2004 Nine Month Period from $40.3 million for the 2003 Nine Month Period, primarily due to development expenditures for SmartdeckTM.

Consolidated operating income increased by $139.1 million, or 35.7%, to $529.1 million for the 2004 Nine Month Period from $390.0 million for the 2003 Nine Month Period. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin decreased to 10.6% from 10.9% for the 2004 Nine Month Period compared to the 2003 Nine Month Period. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $115.4 million, or 31.3%, to $484.2 million for the 2004 Nine Month Period from $368.8 million for the 2003 Nine Month Period. Operating margin declined by 0.9 percentage points to 10.9% for the 2004 Nine Month Period from 11.8% for the 2003 Nine Month Period. Operating margin decreased primarily because of lower operating margins from the Vertex Aerospace acquired business and lower sales for fuzing products. The 2003 Nine Month Period operating income also included a $4.5 million gain related to the settlement of a claim.

Operating income for "Commercial, primarily products" increased by $23.7 million, or 111.8%, to $44.9 million for the 2004 Nine Month Period from $21.2 million for the 2003 Nine Month Period. Operating margin increased by 3.9 percentage points to 8.6% for the 2004 Nine Month Period from 4.7% for the 2003 Nine Month Period primarily because of cost reductions for microwave components, higher sales volume for commercial aviation products and cost and expense reductions at our PrimeWave Communications business. These increases were partially offset by development expenditures for SmartdeckTM, certification costs for new commercial aviation products and fewer than expected sales of higher margin EDS systems.

Interest expense increased by $8.6 million to $106.8 million for the 2004 Nine Month Period from $98.2 million for the 2003 Nine Month Period because of higher levels of outstanding debt during the 2004

Nine Month Period compared to the levels of outstanding debt during the 2003 Nine Month Period. Our outstanding debt increased as a result of the sale of $400.0 million of 6 1/8% senior subordinated notes in December of 2003 and the sale of $400.0 million of 6 1/8% senior subordinated notes in May of 2003. This increase was partially offset by the early retirement of our $180.0 million of 8½% senior subordinated notes in June of 2003 and the conversions and redemptions of our $300.0 million of 5¼% convertible senior subordinated notes in January of 2004.

For the 2004 Nine Month Period, other expense (income), net, includes a $2.6 million loss for our pro rata share of the losses related to our investments accounted for using the equity method, a $1.5 million loss related to an increase in the liability that represents the fair value assigned to the embedded derivatives related to the CODES, and $2.9 million of interest income.

The income tax provision for the 2004 Nine Month Period was based on an estimated effective income tax rate of 36.5%.

Basic EPS increased by $0.61 to $2.48 for the 2004 Nine Month Period from $1.87 for the 2003 Nine Month Period. Diluted EPS increased by $0.64 to $2.41 for the 2004 Nine Month Period from $1.77 for the 2003 Nine Month Period. Net income for the 2003 Nine Month Period includes an after-tax charge of $7.2 million, or $.07 per diluted share, for the early retirement of our $180.0 million of 8½% senior subordinated notes. Excluding this debt retirement charge, diluted EPS would have increased by $0.57 for the 2004 Nine Month Period compared to the 2003 Nine Month Period.

The impact of applying EITF 04-8 to our CODES will result in non-cash reductions to our reported diluted EPS for the 2004 Nine Month Period of $0.09 from $2.41 to $2.32 and $0.05 from $1.77 to $1.72 for the 2003 Nine Month Period. See the discussion above concerning the 2004 Third Quarter results of operations.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $184.4 million, or 17.5%, to $1,240.3 million for the 2004 Nine Month Period from $1,055.9 million for the 2003 Nine Month Period. Organic sales growth was $157.7 million, or 14.9%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure network communications, ISR systems and communications products. The increase in sales from acquired businesses was $26.7 million, or 2.5%. The acquired businesses include Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $36.6 million to $156.6 million for the 2004 Nine Month Period from $120.0 million for the 2003 Nine Month Period because of higher sales volume for communications products and ISR systems and lower operating losses for the PrimeWave Communications business due to cost and expense reductions. Operating margin increased by 1.2 percentage points to 12.6% for the 2004 Nine Month Period from 11.4% for the 2003 Nine Month Period, primarily because of organic sales growth for ISR systems and communications products and cost reductions and lower operating losses for the PrimeWave Communications business. These improvements to operating margin were partially offset by a loss related to the design, development and testing activities on a production contract for transportable tactical satellite communications terminals, which reduced operating margin by 0.6 percentage points.

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $160.8 million, or 21.4%, to $911.4 million for the 2004 Nine Month Period from $750.6 million for the 2003 Nine Month Period. Organic sales growth was $154.1 million, or 20.5%, driven by increased sales of training and government services. The increase in sales from acquired businesses was $6.7 million. The acquired businesses include Beamhit and the GEDD business, which were both acquired during the second quarter of 2004.

Operating income increased by $15.3 million to $100.9 million for the 2004 Nine Month Period from $85.6 million for the 2003 Nine Month Period because of higher sales volume for training and operations services. Operating margin decreased by 0.3 percentage points to 11.1% for the 2004 Nine Month Period from 11.4% for the 2003 Nine Month Period. The decrease was primarily due to higher sales from cost-reimbursable, time-and-material and unit-price type contracts, for which the ability to earn higher profit margins is lower than those for fixed-priced type contracts.

Aircraft Modernization, O&M and Products

Sales within our Aircraft Modernization, O&M and Products segment increased by $984.9 million, or 148.7%, to $1,647.4 million for the 2004 Nine Month Period from $662.5 million for the 2003 Nine Month Period. The increase in sales from acquired businesses was $788.9 million. The acquired businesses include Vertex, MAS, Avionics Systems and Flight Systems Engineering, which were acquired during 2003, and AVISYS, which was acquired during the second quarter of 2004. Organic sales growth was $196.0 million, or 29.6%, driven by sales of $109.9 million from the AMCOM contract, $38.6 million for aircraft modernization, operations and maintenance and $47.5 million primarily for commercial and military aviation products.

Operating income increased by $91.2 million to $183.9 million for the 2004 Nine Month Period from $92.7 million for the 2003 Nine Month Period because of higher sales volume partially offset by lower operating margin. Operating margin declined by 2.8 percentage points to 11.2% for the 2004 Nine Month Period from 14.0% for the 2003 Nine Month Period. Margins from acquired businesses, primarily Vertex, decreased operating margin by 2.1 percentage points, margins on the AMCOM contract, a new competitively awarded contract for which performance commenced in December of 2003, decreased operating margin by 0.2 percentage points, and the remaining decrease is primarily due to increased certification costs for new commercial aviation products.

Specialized Products

Sales within our Specialized Products segment increased by $75.2 million, or 6.8%, to $1,186.7 million for the 2004 Nine Month Period from $1,111.5 million for the 2003 Nine Month Period. Organic sales growth was $48.0 million, or 4.3%. The increase was driven by increased sales of $87.7 million primarily for training devices, imaging products, naval power equipment and services, maintenance of security systems and fuzing products. These increases were partially offset by volume declines of $17.1 million for ruggedized computers and displays and lower volume of $22.6 million for undersea warfare products. The increase in sales from acquired businesses was $27.2 million. The acquired businesses include Klein, which was acquired in September 2003, and Bay Metals and Brashear, which were both acquired during the second quarter of 2004.

Operating income decreased by $4.0 million to $87.7 million for the 2004 Nine Month Period from $91.7 million for the 2003 Nine Month Period primarily because of additional acceptance testing for certain fuzing products, changes in product sales mix for security products, including fewer than expected sales of higher margin EDS, and production delays for undersea dipping sonar products caused by efforts to improve the reliability of certain products. These decreases were partially offset by cost reductions for microwave components and higher volume for imaging products and naval power equipment and services. Operating margin decreased by 0.9 percentage points to 7.4% for the 2004 Nine Month Period from 8.3% for the 2003 Nine Month Period. Operating margin decreased by 1.4 percentage points due to additional costs for fuzing and undersea dipping sonar products, 0.9 percentage points due to lower margins for security products and 0.4 percentage points due to a gain of $4.5 million recorded in the 2003 Third quarter related to the settlement of a claim. These decreases were partially offset by an increase of 1.8 percentage points primarily for cost reductions for microwave components and higher volume for imaging products and naval power equipment and services.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $242.4 million to $1,857.7 million at September 30, 2004 from $1,615.3 million at December 31, 2003. See Note 5 to the unaudited condensed consolidated financial statements. The increase included $26.3 million related to acquired business and $216.1 million principally from:

•	increases of $133.9 million in unbilled contract receivables due to sales exceeding deliveries and billings for secure network communications, ISR systems, communications products, training and government services, and incentive fees earned but not yet billed in the AMCOM contract. These increases were partially offset by a decrease in unbilled contract receivables for aircraft modernization due to milestone billings, and lower EDS sales;

•	increases of $43.8 million in billed receivables because of higher sales volume of secure network communications systems, training devices and aircraft modernization. These increases were partially offset by a reduction in billed receivables for EDS due to lower sales volumes and improved collections for communication software support services;

•	increases of $17.3 million in inventoried contract costs, primarily for ruggedized computers and displays, aircraft modernization and secure network communications. These increases were partially offset by a decrease for communications products due to deliveries during the period; and

•	increases of $21.1 million in inventories at lower of cost or market due to increases for security products, primarily EDS, partially offset by decreases for satellite communications due to higher sales volume.

L-3's days receivable outstanding (DRO) was 72.3 at September 30, 2004, compared to 70.3 at December 31, 2003. We calculate our DRO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted on a pro forma basis to include sales from acquisitions that we completed as of the end of the period (which amounted to $6,661.4 million for the twelve-month period ended September 30, 2004), multiplied by 365.

L-3's days inventory held (DIH) was 34.2 at September 30, 2004, compared with 36.3 at December 31, 2003. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from acquisitions that we completed as of the end of the period (which amounted to $5,739.4 million for the twelve month period ended September 30, 2004), multiplied by 365.

Included in contracts in process at September 30, 2004 are net billed receivables of $4.3 million and net inventories of $9.6 million related to our PrimeWave Communications business. At December 31, 2003, we had $6.7 million of net billed receivables and $11.4 million of net inventories related to our PrimeWave Communications business.

The increase in other current assets during the 2004 Nine Month Period was principally due to deposits paid to vendors for the procurement of subsystems used in our airport security products.

The decrease in property, plant and equipment (PP&E) during the 2004 Nine Month Period was principally related to depreciation expense and disposals, partially offset by capital expenditures. The percentage of depreciation expense to average gross PP&E increased to 9.5% for the 2004 Nine Month Period from 9.0% for the 2003 Nine Month Period. The increase was attributable to the impact of business acquisitions completed during 2003. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $110.5 million to $3,762.9 million at September 30, 2004 from $3,652.4 million at December 31, 2003. The increase was comprised of (i) $74.3 million for acquisitions completed during the 2004 Nine Month Period, (ii) $33.3 million for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $2.9 million primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to January 1, 2004.

The increase in accounts payable was due to increased purchases from third-party vendors and subcontractors to support higher volumes for sales and related contracts-in-process, and the timing of payments for such purchases. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees. The decrease in other current liabilities was primarily due to the payment of the remaining purchase price for the acquisition of certain aerospace and defense assets of IPICOM, Inc. The increase in pension and postretirement benefit liabilities was primarily due to pension expenses exceeding related cash contributions of $48.0 million.

Statement of Cash Flows

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Cash increased to $367.3 million at September 30, 2004 from $134.9 million at December 31, 2003. The table below provides a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net cash from operating activities	$408.0	$327.1
Net cash used in investing activities	(183.9)	(316.8)
Net cash from financing activities	8.4	232.1
Net increase in cash	$232.5	$242.4

Operating Activities

We generated $408.0 million of cash from operating activities during the 2004 Nine Month Period, an increase of $80.9 million from the $327.1 million generated during the 2003 Nine Month Period. Net income adjusted for non-cash expenses and deferred income taxes increased by $122.0 million to $481.9 million for the 2004 Nine Month Period from $359.9 million for the 2003 Nine-Month Period. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans of $37.6 million and depreciation and amortization of $89.5 million. During the 2004 Nine Month Period, the use of cash related to the change in operating assets and liabilities was $73.9 million, compared to $32.8 million for the 2003 Nine Month Period. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables and billed receivables arising from the organic sales growth for our businesses, as discussed above under "Liquidity and Capital Resources—Balance Sheet" and "Results of Operations". The use of cash for other current assets was primarily due to deposits paid to vendors during the 2004 Nine Month Period. The source of cash for accounts payable was due to increased purchases of materials, components and services and the timing of payments for such purchases. The timing of payment dates of employee salaries and wages was a source of cash. The source of cash for other current liabilities was primarily due to cash received from billings in excess of costs incurred for certain training and satellite communications contracts and the timing of interest payments, which was partially offset by the payment upon settlement of a foreign currency hedging forward contract, and cash payments for costs incurred in excess of estimated contract values for certain contracts in a loss position. The source of cash from the change in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions.

We expect to generate net cash from operating activities of approximately $545 million for the full year 2004, including a use of cash of approximately $130 million for changes in operating assets and liabilities, including working capital. During the 2004 fourth quarter, primarily due to the timing of billings, collections and payments, we expect contracts in process to decline by approximately $20 million, and accrued employment costs to decline by approximately $15 million, and we also expect reductions to accounts payable and billings in excess of costs incurred.

Our cash interest payments, which are based on the fixed rate coupons and the interest payment dates of our debt, were approximately $29 million for the first quarter of 2004, $30 million for the second quarter of 2004, and $41 million for the 2004 Third Quarter. These cash interest payments, before any potential savings from our interest rate swap agreements, are expected to be approximately $30 million for the fourth quarter of 2004. The interest payments for the third quarter of 2004 exceed those for each of the other three quarters of 2004 because of the timing of the interest coupon payments on the $400.0 million of 6 1/8% Senior Subordinated Notes we sold in December 2003, which are paid in January and July, commencing July 2004.

We expect to generate a deferred income tax provision in excess of $110 million for the full year 2004. This estimate of deferred income taxes for 2004 will probably increase, if we acquire additional businesses during 2004. L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect our business acquisitions that have been structured as asset purchases for income tax purposes to continue to generate substantial annual deferred tax benefits through 2017. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3's financial reporting amounts for goodwill would be greater than the income tax basis for goodwill.

Investing Activities

During the 2004 Nine Month Period, we used $134.6 million of cash for acquisitions of businesses. We paid $89.7 million to acquire Beamhit, Brashear, GEDD, AVISYS and Bay Metals. We paid $11.5 million for the final contractual purchase price adjustment for the Vertex acquired business. We also paid $33.4 million primarily for the remaining contractual purchase price for certain aerospace and defense assets of IPICOM, Inc., and for earnouts, most of which were accrued as other current liabilities at December 31, 2003. During the 2003 Nine Month Period, we used $261.4 million of cash to acquire businesses, including Avionics Systems, Aeromet and Klein Associates.

On October 8, 2004, we acquired the stock of D.P. Associates Inc. In addition, we have entered into agreements to acquire certain businesses for an approximate aggregate purchase price of $511 million, payable in cash. These businesses include Cincinnati Electronics, Northrop Grumman's Canadian Navigation Systems and Space Sensors System business and the Marine Controls Division of CAE. We have not entered into any other agreements with respect to any material transactions at this time. Certain of these business acquisitions are subject to regulatory approval. We expect to complete the acquisitions by December 31, 2004, and will finance them using cash on hand and/or a portion of the proceeds from the expected notes offering discussed below in Financing Activities.

We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect to use approximately $85 million of cash for capital expenditures, net of cash proceeds from dispositions of property, plant and equipment, for the full year of 2004.

Financing Activities

Debt

Senior Credit Facilities.    At September 30, 2004, available borrowings under our senior credit facilities were $671.5 million, after reductions for outstanding letters of credit of $78.5 million. There were no outstanding borrowings under our senior credit facilities at September 30, 2004.

Redemptions and Related Conversion of Convertible Debt into Common Stock.    On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1.6 million of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298.2 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $0.2 million of Convertible Notes were redeemed for cash on January 12, 2004. On October 5, 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities

(CODES) due 2011 which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419.8 million of the principal amount of CODES exercised their conversion rights and converted such CODES into 7,800,797 shares of L-3 Holdings common stock. The remaining $0.2 million of the CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004.

Senior Subordinated Notes Offering.    On November 1, 2004, L-3 Communications agreed to sell $650 million aggregate principal amount of 5 7/8% Senior Subordinated Notes due 2015 through a private placement. The notes will mature on January 15, 2015, with interest payable semi-annually at a rate of 5 7/8% per annum. We expect to complete the offering, subject to certain conditions, on or about November 12, 2004. The notes are being offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and, outside the United States, only to non-U.S. investors. The securities to be offered have not been registered under the Securities Act, or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We intend to use the net proceeds to redeem our outstanding $200.0 million of 8% Senior Subordinated Notes due 2008 and for general corporate purposes, including payments for business acquisitions.

In connection with the early redemption of the $200 million of 8% Senior Subordinated Notes, we expect to record a pre-tax debt retirement charge of approximately $5.0 million, or $0.03 per diluted share, net of taxes.

Interest Rate Swap Agreements.    Depending on interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate that we pay under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for a detailed table of our interest rate swap agreement that is currently outstanding, and a table that presents the activity for our terminated interest rate swap agreements through September 30, 2004.

Outstanding interest rate swap agreements reduced interest expense by $2.0 million during the 2004 Third Quarter, compared to $2.7 million during the 2003 Third Quarter and by $4.1 million during the 2004 Nine Month Period, compared to $5.5 million during the 2003 Nine Month Period. Interest expense was reduced by $1.1 million for the 2004 Third Quarter, compared to $0.9 million for the 2003 Third Quarter and by $3.2 million for the 2004 Nine Month Period compared to $2.1 million for the 2003 Nine Month Period for amortization of deferred gains on terminated interest rate swap agreements.

Debt Covenants.    The senior credit facilities and senior subordinated notes agreements contain financial covenants and other restrictive covenants, which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-K filed on March 4, 2004, for a description of our debt and related financial covenants at December 31, 2003.

Equity

In January of 2004, we announced that our Board of Directors declared our first quarterly cash dividend of $0.10 per share. On March 15, 2004, we paid cash dividends of $10.5 million in aggregate to shareholders of record at the close of business on February 17, 2004.

In April of 2004, we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share. On June 15, 2004, we paid cash dividends of $10.6 million in aggregate to shareholders of record at the close of business on May 17, 2004.

In July of 2004, we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share. On September 15, 2004, we paid cash dividends of $10.7 million in aggregate to shareholders of record at the close of business on August 17, 2004.

On October 12, 2004 we announced that our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on December 15, 2004, to shareholders of record at the close of business on November 17, 2004.

As discussed above under "Statement of Cash Flows—Financing," holders of $419.8 million principal amount of our CODES exercised their conversion rights and converted such CODES into 7,800,797 shares of L-3 Holdings common stock.

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

Contingencies

A substantial majority of our revenues are generated from providing products and services under legally binding agreements, or contracts with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of our U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable or for termination for the convenience of the U.S. Government. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Additionally, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our businesses. For a detailed discussion of items of litigation, see Note 12 to the Unaudited Condensed Consolidated Financial Statements. Litigation is inherently uncertain and it is possible that an adverse decision could be rendered against us, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We also continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by us in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Recently Issued and Proposed Accounting Standards

In December of 2003, the Financial Accounting Standards Board (FASB) revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. Generally a VIE is a legal structure for which the holders of a majority voting equity (ownership) interest may not have a controlling financial interest in the legal structure. Variable interests in a VIE are the contractual, ownership, creditor or other pecuniary interests in the VIE that change with changes in the fair value of the net assets exclusive of variable interests.. FIN 46R provides guidance for identifying legal structures which are VIEs and the variable interests in a VIE, and also provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in its financial statements. We adopted the provisions of FIN 46R during the interim period ended March 31, 2004. We do not hold any significant interests in VIEs that require consolidation or additional disclosures.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). This Act introduces a federal subsidy to employees who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The guidance in FSP 106-2 applies only if (i) the prescription drug benefits under our defined benefit postretirement health care plan are considered actuarially equivalent to Medicare Part D and therefore qualify for the subsidy under the Act, and (ii) the expected subsidy will reduce our share of the cost of the underlying postretirement prescription drug coverage. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. We have determined that the benefits provided by certain of our postretirement benefit plans are actuarially equivalent to Medicare Part D, but have concluded that the effects of the Act do not constitute a significant event. Therefore, the amount of the accumulated postretirement benefit obligation or net periodic benefit cost recorded in the unaudited condensed consolidated financial statements and disclosed in the accompanying notes do not include the effects of the Act. The effects of the Act will be incorporated in the measurement of our postretirement benefits liability and periodic benefit cost for the year ending December 31, 2005.

On September 30, 2004 the EITF reached a consensus on issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. See "Results of Operations" above for a description of EITF No. 04-8 and a discussion of its impact on our results of operations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the nine months ended September 30, 2004 is discussed below.

Derivative Financial Instruments

Interest Rate Risk. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes are fixed-rate and are not affected by changes in interest rates.

In March and April of 2004, we entered into new interest rate swap agreements on $300.0 million aggregate principal amount of our $400.0 million of 6 1/8% senior subordinated notes due 2014, to convert their fixed interest rates to variable rates. During the nine-month period ended September 30, 2004, we terminated $200.0 million aggregate notional amounts of these interest rate swap agreements. At September 30, 2004, $100.0 million notional amount interest rate swap agreement was outstanding. These transactions are discussed above under "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities," of this report.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer and our President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, a retrial has been scheduled for September 2004. In preparation for retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We have retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial relating to this matter is scheduled for January 2005. We have meritorious defenses and intend to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by L-3 Communications Corporation on December 1, 2003) (L-3 Vertex) is named as a defendant in two wrongful death lawsuits in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. No discovery has taken place in the lawsuits at this time. Nineteen claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuits, and intends to defend the cases vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

ITEM 6.

EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).

3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).

**10.56	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.

**10.94	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.

**10.95	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.

**10.96	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.97	Form of L-3 Communications Holdings, Inc. 1999 Long Term Incentive Plan Nonqualified Stock Option Agreement.

*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.

**12.1	Ratio of Earnings to Fixed Charges.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d -14(a) of the Securities Exchange Act, as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act, as amended.

**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation Registrants

Date: November 9, 2004

/s/ Robert V. LaPenta

Name: Robert V. LaPenta Title: President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
**10.56	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.94	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.95	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.96	Supplemental Indenture dated as of August 5, 2004 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.97	Form of L-3 Communications Holdings, Inc. 1999 Long Term Incentive Plan Nonqualified Stock Option Agreement.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith