Form 10-K
period 2004-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2005-03-15
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $6,654 million. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 116,337,095 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the Registrant's Annual Meeting of Shareholders, to be held on April 26, 2005, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

PART I

PART I

For convenience purposes in this filing on Form 10-K, "L-3 Holdings" refers to L-3 Communications Holdings, Inc., and "L-3 Communications" refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. "L-3", "we", "us" and "our" refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.    Business

L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. At December 31, 2004, L-3 Holdings had no indebtedness other than its guarantee of the indebtedness under the bank credit facilities of L-3 Communications. L-3 Holdings' 5¼% Convertible Senior Subordinated Notes were converted into L-3 Holdings' common stock in January 2004 and L-3 Holdings' 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) were converted into L-3 Holdings' common stock in October 2004. In order to generate the funds necessary to pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection systems, training and simulation, and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2004, direct and indirect sales to the DoD provided 73.4% of our sales. For the year ended December 31, 2004, we generated (1) sales of $6,897.0 million, of which U.S. customers accounted for 86.9% and foreign customers, including commercial export sales, accounted for 13.1%, (2) net cash from operating activities of $620.7 million, and (3) operating income of $748.6 million.

At December 31, 2004, we had four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products (formerly known as Aviation Products & Aircraft Modernization); and (4) Specialized Products. Financial information for our reportable segments is included in Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 18 of our consolidated financial statements.

Business Strategy

We intend to grow our sales, improve our profitability and cash flows and build on our position as a leading supplier of systems, subsystems, products and services to the DoD and other U.S. Government agencies, major aerospace and defense prime contractors and allied foreign governments. In executing our strategy, we expect that our primary focus will continue to be to grow our defense businesses. Our strategy to achieve our objectives includes:

Expanding Supplier Relationships.    As an independent supplier, we anticipate that our growth will be driven by expanding our share of existing programs and by participating in new programs. We intend to identify opportunities where we are able to use our existing customer relationships and leverage the capabilities of our various businesses to expand the scope of products and services and to obtain customers. We also expect to benefit from continued outsourcing of subsystems and products by prime contractors, which positions us to be a supplier to multiple bidders on prime contract bids. We also intend to grow sales by combining certain of our products into subsystems that we can offer to customers.

Supporting Customer Requirements.    We intend to continue to align our research and development, manufacturing and new business efforts to address our customers' requirements and provide them with state-of-the-art products, services and solutions. In addition, we also intend to grow our sales by entering into "teaming" arrangements with select prime system contractors and platform providers.

Improving Operating Margins.    We intend to continue to improve our operating performance by continuing to reduce overhead expenses, consolidating certain of our businesses and business processes and increasing the productivity of our businesses.

Leveraging Technical and Market Leadership Positions.    We are applying our technical knowledge, expertise and capabilities to expand our core defense businesses and to certain closely aligned defense markets and applications, such as homeland security.

Maintaining Diversified Business Mix.    We have an attractive customer profile and a diverse and broad business mix, with limited reliance on any single program. We also have a favorable balance of cost-reimbursable type and fixed-price type contracts with significant follow-on business opportunities.

Capitalizing on Strategic Acquisition Opportunities.    In addition to expanding our existing product base through new product development efforts, we intend to continue to acquire select businesses that will add new products or customers in areas that complement our present technologies.

Selected Recent Business Acquisitions

During the year ended December 31, 2004, we used cash of $473.4 million for business acquisitions. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Business Acquisitions" for additional detail on our 2004 business acquisitions, including details of their purchase prices. The table below summarizes our business acquisitions in 2004 that had a purchase price greater than $35.0 million.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Beamhit LLC	May 13, 2004	Beamhit LLC Shareholders	$40.0	Develops and supplies laser marksmanship training systems.

Brashear, LP	June 14, 2004	Brashear, LP	$36.3	Designs, develops and manufactures electro-optical systems, such as laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems, laser beam directors and ground fire control systems.

Commercial Infrared	November 9, 2004	Raytheon Company	$44.2	Produces uncooled thermal infrared detectors and imaging systems for the public safety, fire and rescue, security, transportation and industrial markets.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Cincinnati Electronics, Inc.	December 9, 2004	CMC Electronics Inc.	$176.4	Designs, develops and manufactures infrared imaging sensors and subsystems, infrared missile warning systems and space launch electronic subsystems.

Canadian Navigation Systems and Space Sensors Systems	December 30, 2004	Northrop Grumman Corporation	$65.0	Designs, develops and integrates electronic products and systems for aircraft and ground vehicles, specializing in navigation products, displays and systems support services.

Products and Services

Secure Communications & ISR

The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. The businesses in this segment also provide secure, high data rate communications systems for reconnaissance and surveillance applications. We believe that our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. We sell these products and services primarily to the DoD and U.S. Government intelligence agencies. Major systems, products and services for this segment include:

•	highly specialized fleet management and support services, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

•	secure data links that enable networked communications for airborne, space, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Secure Communications & ISR segment at December 31, 2004.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
ISR Systems
• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• U.S. Air Force (USAF) and allied foreign militaries ISR aircraft platforms
• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and special customers within the U.S. Government
Network Communications
• Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, Unmanned Aerial Vehicles (UAVs), naval ships, ground vehicles and satellites
• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers
• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs.	• USAF and U.S. Army ISR aircraft platforms
• Satellite command and control sustainment and support	• Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	• USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges
Communications Products
• Secure communication terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies
• Ground-based satellite communication terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies
• Satellite communication and tracking systems	• On-board satellite external communications, video systems, solid state recorders and ground support equipment	• International Space Station, Space Shuttle and various satellites
• Shipboard communications systems	• Internal and external communications (radio rooms)	• U.S. Navy (USN), U.S. Coast Guard and allied foreign navies

Training, Simulation & Government Services

The businesses in this segment provide teaching and training services, maintainance and logistics support for training devices, communication systems support and engineering services and marksmanship training systems and services. We sell these products and services primarily to the DoD, U.S. Government intelligence agencies and allied foreign governments. Major products and services for this segment include:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles, and computer-based training systems;

•	communication systems and software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services to the DoD, DHS and U.S. Government intelligence agencies for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for missile and space systems, UAVs and military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, recruiting, organizational design, democracy transition and leadership development; and

•	marksmanship training systems and services and supply advanced integrated technologies for command and control security products and services.

The table below provides additional information for the products and services, selected applications and selected platforms or end users of our Training, Simulation & Government Services segment at December 31, 2004.

Products/Services	Selected Applications	Selected Platforms/End Users
Training and Operations
• Training systems, courseware and doctrine development	• Training and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	• U.S. Army, U.S. Marine Corps, U.S. Department of State and allied foreign governments
• Crisis Incident Management System	• Emergency operations support associated with natural disasters, industrial accidents and acts of terrorism	• Federal, state and local government agencies for homeland defense
• Weapons Training	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies
Simulation Services
• Maintenance and logistics support for training devices	• Simulation based training for fixed and rotary wing aircraft	• USAF, USN, U.S. Army and allied foreign government ministries of defense
• Battlefield and weapon simulation	• Missile system modeling and simulation and design and manufacture custom ballistic missile targets	• U.S. Missile Defense Agency (MDA)

Products/Services	Selected Applications	Selected Platforms/End Users
• System support and concept operations (CONOPS)	• C3ISR (Command, Control, Communications and ISR), modeling and simulation	• DoD, MDA, U.S. Government intelligence agencies, National Aeronautics & Space Administration (NASA)
Government Services
• Surveillance systems and products, including installation and logistics support	• Automated security systems for bases and force protection, and remote surveillance for U.S. borders	• U.S. Department of Homeland Security (DHS) and USAF
• Communication systems and software engineering services	• Value-added, critical software support for C3ISR systems, electronic warfare and fire support systems	• U.S. Army Communications – Electronics Command (CECOM)
• Acquisition management and installation management	• Rapid fielding support for combatants and physical location management	• U.S. Army
• Information technology (IT) services	• IT infrastructure modernization and operations	• U.S. Government intelligence agencies

Aircraft Modernization, O&M and Products

The businesses in this segment provide specialized aircraft modernization, upgrade, maintenance and logistics support services, highly mobile, quick response field teams, cockpit voice and flight data recorders, traffic alert and collision avoidance systems, terrain awareness warning systems, advanced cockpit avionics products and ruggedized custom cockpit displays. We sell these products and services primarily to the DoD, the Canadian Department of National Defense (DND) and commercial transport, regional, business and general aviation aircraft manufacturers and commerical airlines. Major systems, products and services for this segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, vehicles and personnel equipment;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and constructions;

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, and supply chain management for military training, tactical, cargo and utility aircraft, anti-missile defense systems and tanks;

•	advanced cockpit avionics products and specialized avionics repair and overhaul services for various segments of the aviation market;

•	airborne traffic and collision avoidance systems (TCAS) and terrain awareness warning systems (TAWS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders; and

•	ruggedized custom cockpit displays primarily for military applications.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Aircraft Modernization, O&M and Products segment at December 31, 2004.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Aircraft Modernization
• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products	• USSOCOM, USN, USAF, Canadian DND, various military, fixed and rotary wing aircraft and Head of State (HOS) aircraft
Operations & Maintenance Services
• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, USN, USSOCOM, Canadian DND and other allied foreign militaries
• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer's resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and U.S. Marine Corp (USMC)
• Contractor operated and managed base supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft
Aviation Products
• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications.	• Commercial transport, business, regional and military aircraft
• TCAS (Traffic Alert and Collision Avoidance System)and terrain awareness warning systems (TAWS)	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft
• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft.
• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

Specialized Products

The businesses in this segment provide a broad range of products, including naval warfare products, security systems, telemetry and navigation products, sensors, training devices, premium fuzing products and microwave components. We sell these products primarily to the DoD, allied foreign militaries, the U.S. Transportation and Security Administration (TSA) and commercial communication manufacturers and providers. Major products for this segment include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	ruggedization and integration of commercial off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

•	security systems for aviation and port applications, including those for detection of explosives, concealed weapons, contraband and illegal narcotics, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including products for tracking and flight termination;

•	premium fuzing products and safety and arming devices for missiles and munitions;

•	imaging products and precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems;

•	microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

•	high performance antennas and ground based radomes; and

•	training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles.

The table below provides additional information for the products, selected applications and selected platforms or end users of our Specialized Products segment at December 31, 2004.

Products	Selected Applications	Selected Platforms/End Users
Naval Products
• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied foreign navies
• Naval power delivery, conversion and switching products	• Switching, distribution and protection, as well as frequency and voltage conversion	• Naval submarines, surface ships and aircraft carriers
• Shipboard electronics racks, rugged computers, rugged displays and communication terminals	• Ruggedized displays, computers and electronic systems	• Naval vessels and other DoD applications
Security
• Explosives detection systems and airport security systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the TSA, and domestic and foreign airports, state and local governments
Training Devices and Motion Simulators

• Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	• Advance simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries
Navigation & Sensors
• GPS (Global Positioning Systems) receivers	• Location tracking	• Guided projectiles and precision munitions

Products	Selected Applications	Selected Platforms/End Users
• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA
• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM
• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence, Data Collection, Surveillance and Reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned and unmanned platforms
• Telemetry and instrumentation systems	• Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight testing	• Aircraft, missiles and satellites
• Airborne and ground based high energy laser beam directors and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications	• USAF and NASA
Premium Fuzing Products

• Fuzing Products	• Munitions and electronic and electro- mechanical safety and arming devices (ESADs)	• Various DoD and allied foreign military customers
Microwave Components

• Passive components, switches and wireless assemblies	• Radio transmission, switching and conditioning, antenna and base station testing and monitoring	• DoD, wireless communications service providers and original equipment manufacturers
• Satellite and wireless components (channel amplifiers, transceivers, converters, filters and multiplexers)	• Satellite transponder control, channel and frequency separation	• SATCOM and wireless communications equipment
• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. For additional information on our backlog and orders, see "Management's Discussion and Analysis of Results of Operations and Financial Condition — Backlog and Orders."

Major Customers

For the year ended December 31, 2004, direct and indirect sales to the DoD provided approximately 73.4% of our total sales. Approximately 61.0% of our sales to the DoD were direct to the customer, and approximately 39.0% of our sales to the DoD were indirect through prime system contractors and subcontractors of the DoD. Additionally, our sales to the DoD were distributed among the U.S. Armed Services, and as a percentage of total 2004 sales, 24.9% was to the U.S. Air Force, 19.0% to the U.S. Army, 15.6% to the U.S. Navy, 0.6% to the U.S. Marines and 13.3% to other defense-wide customers. All U.S.

Government customers, including the DoD and federal, state and local agencies, accounted for 80.3% of our total sales for 2004. For the year ended December 31, 2004, allied foreign governments provided 8.4% of our total sales, and commercial customers provided 11.3% of our total sales. For additional information regarding domestic and foreign sales, see Note 18 to our audited consolidated financial statements.

Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2004, our largest contract represented 4.6% of our sales and our five largest contracts represented 17.2% of our sales.

Research and Development

We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2004, we employed approximately 21,900 engineers, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts, customer funded research and development contracts and production and services contracts. For an analysis of L-3's research and development costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition — Research and Development."

Competition

We encounter intense competition in all of our businesses. We believe that we are a significant supplier for many of the products that we manufacture and services we provide in our DoD, government and commercial businesses.

Our ability to compete for defense contracts depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule performance; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

In some instances, we are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as "sole-source" contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen the particular program to competition. Sole-source contracts are generally recompeted every three to five years. Sole-source contracts accounted for 65.5% and competitive contracts accounted for 34.5% of our total sales for the year ended December 31, 2004. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five large prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors are generally smaller products and niche subsystems contractors and is comprised of traditional aerospace and defense companies, as well as the non-core aerospace and defense businesses of certain larger industrial conglomerates. Some of the defense contractors in the second tier also compete for platform programs. We believe the second tier includes L-3, Honeywell International Inc., Rockwell Collins Inc., Harris Corporation, ITT Industries, Inc., the North American operations of BAE Systems PLC, Alliant Techsystems Inc., United Technologies Corporation, Computer Sciences Corporation, Science Applications International Corporation, Titan Corporation and United Defense Industries Inc. The third tier represents the vendor base and supply chain for niche products and is comprised of numerous smaller publicly and privately owned aerospace and defense contractors.

We believe we are the aerospace and defense supplier with the broadest and most diverse product portfolio. We primarily compete with second and third tier defense contractors. We supply our products and services to all of the five prime system contractors. However, we also compete directly with the large prime system contractors for (i) certain products and subsystems where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor, including aircraft modernization and maintenance, ISR systems, simulation and training, and government services. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance. In addition, our ability to compete for non "sole-source" contracts often requires us to "team" with one or more of the prime system contractors that bid and compete for major platform programs. Furthermore, our ability to "team" with a prime system contractor is often dependent upon the outcome of a competitive process for subcontracts awarded by the prime contractors. We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.

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

Contracts

A significant portion of our sales are derived from strategic, long-term programs and from sole-source contracts as discussed above. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2004. We believe that our customers will award long-term, sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against large prime system contractors for major subsystems business. As a consequence of our competitive position, for the year ended December 31, 2004, we won contract awards at a rate in excess of 53% on new competitive contracts that we bid on, and at a rate in excess of 95% on the contracts we rebid for which we were the incumbent supplier.

Generally, our contracts are either fixed-price, cost-reimbursable or time-and-material. On a fixed-price type contract, we agree to perform the contractual statement of work for a predetermined contract price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Conversely, on a cost-reimbursable type contract we are paid our allowable incurred costs plus a profit, which can be fixed or variable, depending on the contract's fee arrangement, up to predetermined funding levels determined by our customers. In a time-and-materials type contract we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Generally, a fixed-price type contract offers higher profit margins than a cost-reimbursable type or time-and-material type contracts, which is commensurate with the greater levels of risk assumed on a fixed-price type contract. Our operating profit margins on fixed-price type contracts generally range between 10% and 15%, while on cost-reimbursable type contracts they generally range between 7% and 10%, and on time-and-material type contracts they generally range between 8% and 12%.

We have a diverse business mix with limited reliance on any single program, a balance of cost-reimbursable, time-and-material and fixed-price type contracts, a significant sole-source follow-on business and an attractive customer profile. The table below presents a summary of the percentage of our sales based on the contract-type of the revenue arrangements which generated our sales.

	Year Ended December 31,
Contract-Type	2004	2003	2002
Fixed-price	60.6%	63.1%	65.8%
Cost-reimbursable	26.9%	29.8%	25.2%
Time-and-material(1)	12.5%	7.1%	9.0%
Total Sales	100.0%	100.0%	100.0%

(1)	Our sales from time-and-material type contracts also include sales on "task order" contracts.

Substantially all of our cost-reimbursable type and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.

Companies supplying defense-related equipment to the U.S. Government are subject to certain additional business risks specific to the U.S. defense industry. Among these risks is the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

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

Certain of our sales are under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these laws and regulations. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties.

Certain of our sales are direct commercial sales to allied foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to allied foreign governments or private parties.

Environmental Matters

Our operations are subject to various environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements.

We have also assessed the risk of environmental contamination for our various manufacturing facilities, including our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that after considering amounts accrued, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Despite our current level of compliance, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur costs in the future that could have a negative effect on our financial condition, results of operations or cash flows.

Pension Plans

In connection with our 1997 acquisition of the ten business units from Lockheed Martin and the formation of L-3, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to us. Prior to this acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") that requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems—West and Aviation Recorders pension plans (the "Subject Plans").

With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment") with L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, if we achieve investment grade credit ratings on all of our outstanding debt.

Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2004, we contributed $0.5 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2004, the aggregate projected benefit obligation was $230.3 million and the aggregate plan assets were $157.9 million for the Subject Plans

We have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions that the PBGC contemplates taking in respect of the Subject Plans.

Employees

As of December 31, 2004, we employed approximately 44,200 full-time and part-time employees, 87.7% of whom are located in the United States. Of these employees, approximately 19.8% are covered by 70 separate collective bargaining agreements with various labor unions. Our ability to retain and train our employees is critical to the continued success of our businesses. We have a continuing need for engineers, skilled and professional personnel to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements. We believe that relations with our employees are positive.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at a regional public reference facility maintained by the SEC located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC or through our website on the Internet at http://www.L-3com.com.

The Company also has a Corporate Governance webpage. You can access the Company's Corporate Governance documents through our Internet site, www.L-3com.com by clicking on the "Investor Information" link under the heading "Investor Relations." The Company posts a Code of Ethics and Business Conduct on its Investor Information webpage under the link "Corporate Ethics Guidelines."

The Company's Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our principal accounting officer and our controller. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. ("NYSE"), on our Internet site. The information on the Company's Internet site is not incorporated by reference into this report. You can request a copy of our code of ethics at no cost, by contacting Investor Relations at (212) 850-5600.

Item 2.    Properties

The table below provides information about the significant facilities and properties of each of our segments at December 31, 2004.

Location	Owned	Leased
	(thousands of square feet)
L-3 Corporate Offices, New York, NY	—	52.9
Washington Operations, Arlington, VA	—	13.3
Secure Communication & ISR:
Camden, NJ	—	575.0
Mason, OH	228.0
Greenville, TX	—	3,089.4
Salt Lake City, UT	—	703.3
Training, Simulation & Government Services:
Huntsville, AL	—	101.6
Colorado Springs, CO	—	75.3
Kirkwood, NY	—	428.0
Arlington, TX	21.3	29.2
Alexandria, VA	—	99.7
Arlington, VA	—	91.7
Chantilly, VA	—	103.9
Aircraft Modernization, O&M and Products:
Selma, AL	—	174.0
Phoenix, AZ	—	90.3
Sarasota, FL	—	143.7
Alpharetta, GA	93.0	—
Rolling Meadows, IL	45.0	6.7
Lexington, KY	—	1,005.3
Grand Rapids, MI	110.0	—
South Madison, MS	—	164.0
Waco, TX	801.4	221.1
Edmonton, Canada	—	366.3
Enfield, Canada	96.0	—
Mirabel, Canada	397.2	81.2
Toronto, Canada	258.5	—
Specialized Products:
Anaheim, CA	—	474.2
Menlo Park, CA	—	98.3
San Carlos, CA	191.6	—
San Diego, CA	196.0	209.2
Sylmar, CA	—	253.0
Largo, FL	46.4	—
Ocala, FL	111.7	—
St. Petersburg, FL	—	129.8
Auburn, MA	—	97.2
Salem, NH	55.8	—
Budd Lake, NJ	—	114.0
Hauppauge, NY	—	150.0
Cincinnati, OH	222.6	—
Tulsa, OK	—	133.3
Lancaster, PA	—	144.7
Philadelphia, PA	—	165.0
Pittsburgh, PA	—	151.0
Williamsport, PA	208.6	—
Arlington, TX	60.7	153.4
Grand Prairie, TX	—	125.0
Burlington, Canada	—	124.0
Leer, Germany	32.2	33.2

At December 31, 2004, in the aggregate, we owned approximately 3.3 million square feet and leased approximately 12.8 million square feet of manufacturing facilities and properties.

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

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that we believe more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and a mistrial. At trial, Kalitta Air claimed damages of $235 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. We believe that we have meritorious defenses and intend to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI is seeking damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. We believe that the claims asserted by OSI in its suit are without merit and intend to vigorously defend against the OSI claims.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by L-3 Communications on December 1, 2003) (L-3 Vertex) is named as a defendant in one remaining wrongful death lawsuit in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. Twenty claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuit, and intends to defend the case vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, we do not believe we will have a material liability in this matter.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, L-3 Communications, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of 3. Both aircrafts were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. Our insurers have accepted defense of the matter and retained counsel. All parties subsequently agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts. Based on the defenses available to us and the insurance coverage, we do not expect L-3 Communications or ACSS to incur a material liability in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

The common stock of L-3 Holdings is traded on the New York Stock Exchange (the "NYSE") under the symbol "LLL". The table below sets forth, for each of the quarterly periods indicated, the high and low closing price of the common stock as reported on the NYSE and the amount of dividends paid per share.

	Dividends Paid	Price Range of Common Stock
		High	Low
Fiscal Year Ended December 31, 2003:
Quarter Ended:
March 31, 2003	—	$47.90	$35.60
June 30, 2003	—	46.22	36.24
September 30, 2003	—	51.09	42.35
December 31, 2003	—	51.60	43.57
Fiscal Year Ended December 31, 2004:
Quarter Ended:
March 31, 2004	$0.10	$59.48	$49.80
June 30, 2004	0.10	66.80	59.73
September 30, 2004	0.10	67.00	56.50
December 31, 2004	0.10	76.87	62.51

On February 10, 2005, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings' regular quarterly cash dividend by 25% to $0.125 per share, payable on March 15, 2005, to shareholders of record at the close of business on February 22, 2005. L-3 Holdings paid its first cash dividend on March 15, 2004.

On February 25, 2005, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $72.24 per share and the number of holders of L-3 Holdings' common stock was approximately 86,000.

L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. See "Management's Discussion and Analysis – Liquidity and Capital Resources" for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Equity Compensation Plan Information

The table below sets forth information about shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2004.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,887,781	(1)	$32.87 (2)	6,016,521
Equity compensation plans not approved by security holders	105,500	(3)	44.45	291,500
Total	9,993,281		$32.99	6,308,021

(1)	Includes the 1999 Long-Term Performance Plan and the 1997 Stock Option Plan and includes restricted stock awards of 78,840 shares.

(2)	The calculation of the weighted average exercise price excludes the effect of the restricted stock awards of 78,840 shares, which have been granted to employees at no cost.

(3)	Represents the 1998 Option Plan for Non-Employee Directors of L-3 Holdings.

Item 6.    Selected Financial Data

We derived the selected financial data presented below at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below for the years ended December 31, 2001 and 2000 and at December 31, 2002, 2001 and 2000 from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data together with our "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our audited consolidated financial statements. Our results of operations, cash flows and financial position are impacted significantly by our business acquisitions.

	Year Ended December 31,
	2004	2003	2002(1)	2001(1)	2000(1)
	(in millions, except per share data)
Statement of Operations Data:
Sales	$6,897.0	$5,061.6	$4,011.2	$2,347.4	$1,910.1

Operating income	748.6	581.0	454.0	275.3	222.7
Other expense (income), net	(7.3)	(0.2)	(5.0)	(1.8)	(4.4)
Interest expense	145.3	132.7	122.5	86.4	93.0
Loss on retirement of debt	5.0	11.2	16.2	—	—
Minority interests in net income of consolidated subsidiaries	8.9	3.5	6.2	4.4	—
Provision for income taxes	214.8	156.2	111.6	70.8	51.4
Income before cumulative effect of a change in accounting principle	381.9	277.6	202.5	115.5	82.7
Cumulative effect of a change in accounting principle	—	—	(24.4)	—	—
Net income	$381.9	$277.6	$178.1	$115.5	$82.7

Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$3.54	$2.89	$2.33	$1.54	$1.24
Cumulative effect of a change in accounting principle	—	—	(0.28)	—	—
Net income	$3.54	$2.89	$2.05	$1.54	$1.24
Diluted earnings per common share:(2)
Income before cumulative effect of a change in accounting principle	$3.33	$2.62	$2.13	$1.47	$1.18
Cumulative effect of a change in accounting principle	—	—	(0.23)	—	—
Net income	$3.33	$2.62	$1.90	$1.47	$1.18
Weighted average common shares outstanding:
Basic	107.8	96.0	86.9	74.9	66.7
Diluted	117.4	113.9	105.2	85.4	69.9
Cash dividends declared per share on L-3 Holdings' common stock	$0.40	$—	$—	$—	$—
Balance Sheet Data (at period end):
Working capital	$1,632.5	$1,013.5	$929.4	$717.8	$360.9
Total assets	7,780.8	6,505.3	5,242.3	3,339.2	2,463.5
Long-term debt	2,189.8	2,457.3	1,847.8	1,315.3	1,095.0
Minority interests	77.5	76.2	73.2	69.9	—
Shareholders' equity	3,799.8	2,574.5	2,202.2	1,213.9	692.6

(1)	In accordance with SFAS 142, effective January 1, 2002, we ceased amortizing goodwill.

(2)	Reported diluted EPS amounts for the years ended prior to January 1, 2004 have been restated in accordance with EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The impact of applying EITF 04-8 to our 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) resulted in (1) an increase to diluted weighted average common shares outstanding of 7.8 million shares for 2003 and 2002, (2) a non-cash reduction of $0.09 to diluted EPS for 2003, (3) a non-cash reduction of $0.05 to diluted EPS before cumulative effect of a change in accounting principle for 2002, and (4) a non-cash reduction of $0.03 to diluted EPS for 2002. The CODES were not included in diluted weighted average common shares outstanding for 2001 because their impact on diluted EPS was anti-dilutive. Diluted weighted average common shares outstanding and diluted EPS for 2000, were not affected by EITF 04-8 because we issued the CODES in 2001.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and O&M, ISR collection platforms, training and simulation, and government support services. The substantial majority of our sales are generated using written revenue arrangements, or contracts. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Our primary customer is the DoD. For the year ended December 31, 2004, direct sales to the DoD and indirect sales to the DoD through its prime contractors and subcontractors provided $5,060.1 million, or 73.4% of our consolidated sales. Our other customers include the DHS, U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

Our objective is to grow our sales organically and through business acquisitions and to improve our profitability. To achieve these objectives we intend to expand our share of existing programs and to participate in new programs by leveraging our existing customer relationships. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. A significant portion of our growth strategy is to selectively acquire companies or assets that complement and enhance our existing businesses. See —"Business Acquisitions" below.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products (formerly known as Aviation Products & Aircraft Modernization); and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government and allied foreign government reconnaissance and surveillance applications. We believe our systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communication systems support and engineering services, teaching and training services and marksmanship training systems and services. Our Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization, upgrade and maintenance services and logistics support services, traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. Our Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors, premium fuzing products, security systems, training devices and microwave components.

In recent years, domestic and geo-political developments have significantly affected the markets for defense systems, products and services. There has been a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries, which has transformed the U.S. defense posture to a capabilities-based orientation. This approach involves creating the ability for (1) a more flexible response, with greater force agility and stronger space capabilities, and (2) improved missile defense systems, network communications and information systems, and security systems. This transformation also includes an increased emphasis on homeland defense. The Afghanistan and Iraq wars have confirmed several of the conclusions reached in the U.S. quadrennial Defense Review completed in 2001 and have also resulted in increased DoD spending, primarily for war operations.

Over the past several years, the DoD budgets have experienced increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control and communications (C3) and ISR. Furthermore, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow. We believe L-3 is well positioned to benefit from the expected increased spending in those areas. While there is no assurance that the requested DoD budget increases, particularly those for the DoD Procurement account, and Research, Development, Test and Evaluation account (collectively referred to as the "DoD Investment Account"), will continue to be approved by Congress, the current outlook is one of increased DoD spending, which we believe will continue to positively affect L-3's future orders and sales and favorably affect our future operating profits and cash flows because of increased sale volumes. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits and cash flows of defense contractors, including L-3, depending on the weapons platforms and programs affected by such budget reductions. However, L-3 believes that its businesses are significant participants in the sectors of the DoD Investment Account and Operations and Maintenance account that are the highest priority for U.S. military transformation, and we believe that they will continue to be, even in a declining DoD budget environment.

In addition, increased emphasis on U.S. homeland security may increase demand for our capabilities in areas such as security systems, information security, crisis management, preparedness and prevention services, and civilian security operations.

Most of our contracts (revenue arrangements) with the U.S. Government are subject to U.S. Defense Contract Audit Agency audits and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Business Acquisitions

A significant component of our growth strategy has been to enhance our existing product base through selective business acquisitions that will add new products in areas that complement our present technologies. We intend to continue acquiring select businesses that (1) exhibit significant market positions in their business areas, (2) offer products that complement and/or extend our product offerings and expand our customer base, and (3) display positive sales, earnings and cash flow prospects.

The table below summarizes the more significant acquisitions that we have completed during 2002, 2003 and 2004, referred to herein as business acquisitions. During 2004, we used cash of $473.4 million for business acquisitions. See "Statement of Cash Flows—Investing Activities."

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2002
Aircraft Integration Systems (AIS) business of Raytheon Company	March 8, 2002	$1,148.7	(2)
Detection Systems	June 14, 2002	110.3
Telos Corporation (a California Corporation)	July 19, 2002	22.3
ComCept, Inc.	July 31, 2002	37.1	(3)
Technology, Management and Analysis Corporation (TMA)	September 23, 2002	52.7
Electron Devices and Displays-Navigation Systems – San Diego businesses of Northrop Grumman(4)	October 25, 2002	135.7
Wolf Coach, Inc.	October 31, 2002	7.2	(5)
International Microwave Corporation (IMC)	November 8, 2002	41.1
Westwood Corporation	November 13, 2002	22.1
Wescam Inc.	November 21, 2002	124.3
Ship Analytics, Inc	December 19, 2002	20.0	(6)
2003
Avionics Systems business of Goodrich Corporation(7)	March 28, 2003	188.7
Aeromet, Inc.	May 30, 2003	18.4
Klein Associates Inc.	September 30, 2003	29.4
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	89.6	(8)
Vertex Aerospace LLC (Vertex)	December 1, 2003	664.8	(9)
Certain defense and aerospace assets of IPICOM, Inc.	December 10, 2003	27.6
2004
Beamhit LLC	May 13, 2004	40.0	(10) (11)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(12)	November 9, 2004	44.2
Cincinnati Electronics, Inc.	December 9, 2004	176.4	(10)(13)
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(14)	December 30, 2004	65.0	(10)
AVISYS, Inc., General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Sarnoff Corporation and BAI Aerosystems	Various	72.7	(15)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Includes $18.7 million related to additional assets contributed by Raytheon Company (Raytheon) to AIS. Following the acquisition, we changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on actual closing date tangible net assets, as discussed in Note 3 to the consolidated financial statements.

(3)	The purchase price consists of $14.5 million of cash and 229,494 shares of L-3 Holdings' common stock valued at $10.6 million, which were paid on the closing date of the acquisition, plus an additional 219,028 shares of L-3 Holdings' common stock valued at $12.0 million issued during 2003 and 2004, which was based on Comcept's financial performance for the fiscal years ended June 30, 2003 and 2004.

(4)	Following the acquisition, we changed the name of the Displays-Navigation Systems - San Diego business to L-3 Ruggedized Command & Control.

(5)	Excludes additional purchase price, not to exceed $1.4 million, which is contingent upon the financial performance of Wolf Coach for the year ending December 31, 2005.

(6)	Excludes additional purchase price, not to exceed $4.5 million, which is contingent upon the financial performance of Ship Analytics for the year ending December 31, 2005.

(7)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

(8)	Includes a $2.2 million final purchase price adjustment paid in October of 2004, which was based on the actual closing date net assets of MAS.

(9)	Includes a $3.3 million purchase price adjustment paid on the closing date and a $11.5 million final purchase price adjustment paid during the second quarter of 2004.

(10)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(11)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2005, 2006 and 2007.

(12)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products (LIP).

(13)	Includes a $5.4 million preliminary purchase price adjustment paid on the closing date.

(14)	Following the acquisition, we changed the name of the Canadian Navigation Systems and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(15)	Excludes additional purchase price, expected not to exceed $31.5 million, which is contingent upon the financial performance of certain of these acquired businesses for years ended December 31, 2005 and 2006.

Additionally, during 2002, 2003 and 2004, we purchased other businesses, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows during the year acquired.

All of our business acquisitions are included in our consolidated results of operations from their respective effective dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On February 3, 2005, we acquired substantially all of the components of the Marine Controls division of CAE and will acquire the remaining business components after we receive the required regulatory approvals. On February 25, 2005, we acquired the Propulsion Systems business unit of General Dynamics. On February 28, 2005, we acquired the Electron Dynamic Devices business of the Boeing Company. The aggregate purchase price paid in cash for these business acquisitions was $471.8 million. We financed these acquisitions using cash on hand. We have not entered into any other agreements with respect to any material transactions through the date of this filing.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to (i) contract revenues and costs, (ii) market values for inventories reported at lower of cost or market, (iii) pension and postretirement benefit obligations, (iv) preliminary purchase price allocations for the acquired assets and assumed liabilities of acquired businesses, (v) recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, (vi) income taxes, including the valuations of deferred tax assets, (vii) litigation reserves, and (viii) environmental obligations. Actual amounts will differ from these estimates. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently risky at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates.    The substantial majority of our contracts (revenue arrangements) require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. These sales are transacted using written revenue arrangements or contracts, which are generally either fixed price, cost-reimbursable or time and material. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts (ARB 45). In addition, cost-reimbursable contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable and time and material contracts are with the U.S. Government, primarily with the Department of Defense. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price contracts are substantially recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price production contracts under which units are not produced and delivered in a continuous or sequential process or under which a relatively few number of units are produced are recorded based on the ratio of incurred costs to total estimated costs at completion of the contract (the "cost-to-cost" method). Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Sales and profits on fixed-price contracts that require us to perform services that are not related to production of tangible assets are recognized in accordance with SAB No. 104, Revenue Recognition (SAB 104).

Accounting for the sales on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery percentage-of-completion method, sales on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, sales on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred and total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled "Estimated cost in excess of estimated contract value to complete contracts in process." Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur.

Sales on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contract fee arrangement. Sales on time-and-material type contracts are recognized at an amount equal to the direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material contract the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable or time-and-material contracts generally contain less estimation risks than fixed-price contracts.

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

Goodwill and Identifiable Intangible Assets.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we allocate the cost of acquired businesses (commonly referred to as the purchase price allocation) to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocations for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

Generally, the substantial majority of the intangible assets from the businesses that we acquire are derived from the intellectual capital of the management, administrative, scientific, engineering and technical employees of the acquired businesses. The success of our businesses is primarily dependent on the management, contracting, engineering and technical skills and knowledge of our employees, rather than productive capital (machinery and equipment). Generally, patents, trademarks and licenses are not material to our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, the substantial majority of the intangible assets for our acquired businesses are recognized as goodwill.

The values assigned to acquired identifiable intangible assets for customer relationships and technology are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. If actual future after-tax cash flows differ significantly from their estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2004, we had goodwill of $4,054.8 million and identifiable intangible assets of $185.8 million.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with the carrying value of the goodwill to measure the impairment loss. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

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

Valuation of Deferred Income Tax Assets and Liabilities.    At December 31, 2004, we had net deferred tax assets of $119.1 million, including $3.8 million for loss carryforwards and $18.5 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law, and to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Results of Operations

The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to the audited consolidated financial statements for a discussion of our business acquisitions.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, "Contracts, primarily U.S. Government" and "Commercial, primarily products." For a detailed description of these two categories, refer to Note 2 to the audited consolidated financial statements.

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the years ended December 31, 2004, 2003 and 2002. The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 18 to the audited consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government(1)	$6,155.6	$4,401.7	$3,581.3
Commercial, primarily products(1)	741.4	659.9	429.9
Consolidated	$6,897.0	$5,061.6	$4,011.2
Operating income:
Contracts, primarily U.S. Government(1)	$678.8	$537.9	$442.3
Commercial, primarily products(1)	69.8	43.1	11.7
Consolidated	$748.6	$581.0	$454.0
Operating margin(2):
Contracts, primarily U.S. Government	11.0%	12.2%	12.3%
Commercial, primarily products	9.4%	6.5%	2.7%
Consolidated	10.9%	11.5%	11.3%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$1,663.6	$1,439.4	$1,053.3
Training, Simulation & Government Services(4)	1,259.6	1,009.3	808.6
Aircraft Modernization, O&M and Products(5)	2,289.8	1,019.6	677.5
Specialized Products(4)	1,684.0	1,593.3	1,471.8
Consolidated	$6,897.0	$5,061.6	$4,011.2
Operating income:
Secure Communications & ISR	$218.0	$172.9	$103.5
Training, Simulation & Government Services(4)	149.2	115.5	96.8
Aircraft Modernization, O&M and Products(5)	249.6	147.8	105.7
Specialized Products(4)	131.8	144.8	148.0
Consolidated	$748.6	$581.0	$454.0
Operating margin(2):
Secure Communications & ISR	13.1%	12.0%	9.8%
Training, Simulation & Government Services(4)	11.8%	11.4%	12.0%
Aircraft Modernization, O&M and Products(5)	10.9%	14.5%	15.6%
Specialized Products(4)	7.8%	9.1%	10.1%
Consolidated	10.9%	11.5%	11.3%

(1)	Effective January 1, 2004, we combined our explosives detection systems (EDS) business into L-3 Communications Security and Detection Systems, our IMC business into L-3 Communications Government Services, Inc. (GSI), the EMP business into our ESSCO business and the Apcom business into our Communications Systems-East business (2004 Business Realignments). As a result of the 2004 Business Realignments, reclassifications between "Contracts, primarily U.S. Government" and "Commercial, primarily products" have been made to the prior period sales and operating income amounts, however, since EDS was primarily a U.S. Government contracting business prior to 2003, the sales and operating income for EDS were not reclassified from 2002. Specifically, $96.5 million of 2003 sales, $9.1 million of 2002 sales, $26.3 million of 2003 operating income and $6.1 million of 2002 operating loss was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products". Additionally, $30.6 million of 2003 sales, $9.2 million of 2002 sales, $2.1 million of 2003 operating income and $7.4 million of 2002 operating loss was reclassified from "Commercial, primarily products," to "Contracts, primarily U.S. Government". The 2004 Business Realignments and related reclassifications did not result in any changes to our consolidated results of operations, financial position or cash flow.

(2)	Operating margin is equal to operating income as a percentage of sales.

(3)	Sales are after intersegment eliminations. See Note 18 to the consolidated financial statements.

(4)	Effective January 1, 2004, we combined our IMC business into GSI. As a result of this realignment of management responsibilities, $29.1 million of 2003 sales, $2.3 million of 2002 sales, $3.9 million of 2003 operating income and $0.3 million of 2002 operating income was reclassified from the Specialized Products segment to the Training, Simulation & Government Services segment. This reclassification to our reportable segments did not result in any changes to our consolidated results of operations, financial position or cash flows.

(5)	During the 2004 Third Quarter, we changed the name of the reportable segment from Aviation Products & Aircraft Modernization to Aircraft Modernization, O&M and Products. The business and reporting units included in this reportable segment were not changed.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Consolidated sales increased by $1,835.4 million, or 36.3%, to $6,897.0 million for 2004 from $5,061.6 million for 2003. Organic sales growth for our defense businesses was 16.3%, or $721.6 million, driven by continued strong demand for our secure communications and ISR systems, aircraft modernization, aviation products, training and government services, training devices, sensors and imaging products and naval power equipment and services. Organic sales growth for our commercial and other non-military businesses was 6.6%, or $41.9 million, primarily due to increased volume for commercial aviation products and security products, partially offset by lower sales volume for explosives detection systems (EDS). The decrease in EDS sales was caused primarily by a later-than-expected receipt of an order from the U.S. Transportation and Security Administration. The increase in consolidated sales from acquired businesses was $1,071.9 million, or 21.2%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in our results of operations for the prior period, determined on a monthly basis. Our sales for "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" (Government Businesses) and commercial aviation products sold to military customers, which is presented under "Commercial, primarily products" (Commercial Businesses).

Sales from our Government Businesses increased by $1,753.9 million, or 39.8%, to $6,155.6 million for 2004 from $4,401.7 million for 2003. The increase in sales from acquired businesses was $1,037.1 million, or 23.6%. The acquired businesses include Aeromet, Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003, and AVISYS, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc. and the GEDD business, all of which were acquired in 2004. Sales from our Commercial Businesses increased by $81.5 million, or 12.4%, to $741.4 million for 2004 from $659.9 million for 2003. The increase in sales from the Avionics Systems and Flight Systems Engineering acquired businesses, which were acquired in 2003, and Infrared Products, which was acquired in 2004, was $34.8 million.

Consolidated costs and expenses increased by $1,667.8 million, or 37.2%, to $6,148.4 million for 2004 from $4,480.6 million for 2003. Costs and expenses for our Government Businesses increased by $1,613.0 million, or 41.7%, to $5,476.8 million for 2004 from $3,863.8 million for 2003. The costs and expenses related to the increase in sales from acquired businesses was $973.1 million. The remaining increase is primarily attributed to costs and expenses associated with the organic sales growth of our defense businesses. Cost of sales for L-3's U.S. Government contractor businesses include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These SG&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report SG&A, IRAD and B&P costs allocated to U.S. Government contracts as costs of sales when the related contract sales are recognized, rather than account for them as period expenses. SG&A, IRAD and B&P costs included in costs and expenses for L-3's Government Businesses were $582.8 million for 2004 and $499.9 million for 2003. The increase of $82.9 million was primarily attributable to the MAS, Vertex and Brashear acquired businesses and organic sales growth from our defense businesses. See Note 4 to our audited consolidated financial statements. Costs and expenses for our Commercial Businesses increased by $54.8 million, or 8.9%, to $671.6 million for 2004 from $616.8 million for 2003. Cost of sales increased by $41.9 million to $458.9 million for 2004 from $417.0 million for 2003. The increase in cost of sales was primarily due to increased costs attributable to the Avionics Systems acquired business and higher sales volume for our commercial aviation products. SG&A expenses increased by $0.9 million to $141.5 million for 2004 from $140.6 million for 2003, and declined as a percentage of sales to 19.1% from 21.3% due to cost and expense reductions and sales volume increases. R&D expenses increased by $12.0 million to $71.2 million for 2004 from $59.2 million for 2003, primarily due to development expenditures for Smartdeck™.

Consolidated operating income increased by $167.6 million, or 28.8%, to $748.6 million for 2004 from $581.0 million for 2003. Consolidated operating margin decreased to 10.9% from 11.5% for the 2004 compared to 2003. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $140.9 million, or 26.2%, to $678.8 million for 2004 from $537.9 million for 2003. Operating margin declined by 1.2 percentage points to 11.0% for 2004 from 12.2% for 2003. Operating margin decreased primarily due to expected lower operating margins from the Vertex Aerospace acquired business. The 2003 operating income also included a $4.5 million gain related to the settlement of a claim. Operating income for our Commercial Businesses increased by $26.7 million, or 61.9%, to $69.8 million for 2004 from $43.1 million for 2003. Operating margin increased by 2.9 percentage points to 9.4% for 2004 from 6.5% for 2003, primarily because of cost reductions for microwave components, higher sales volume for commercial aviation products and cost and expense reductions at our PrimeWave Communications business. These increases were partially offset by development expenditures for Smartdeck™, certification costs for new commercial aviation products and fewer than expected sales of higher margin EDS systems.

Interest expense increased by $12.6 million to $145.3 million for 2004 from $132.7 million for 2003 because of higher levels of outstanding debt during 2004 compared to the levels of outstanding debt during 2003. Average outstanding debt during 2004 was $2,233.5 million compared to $2,059.5 million during 2003. Our outstanding debt increased as a result of the issuance of $650.0 million of 5 7/8% senior subordinated notes in November 2004, $400.0 million of 6 1/8% senior subordinated notes in December of 2003 and $400.0 million of 6 1/8% senior subordinated notes in May of 2003. The increase in our outstanding debt was partially offset by the early retirement of our $200.0 million of 8% senior subordinated notes in December 2004 and $180.0 million of 8½% senior subordinated notes in June of 2003 and the conversion into L-3 Holdings Common Stock of our $420.0 million of 4% senior subordinated convertible contingent debt securities (CODES) in October 2004 and $300.0 million of 5¼% convertible senior subordinated notes in January of 2004.

Other expense (income), net, for 2004 was $7.3 million of income and includes $6.8 million of interest and investment income. Other expense (income), net for 2003 was $0.2 million of income. The increase from 2003 to 2004 was primarily due to higher interest and investment income.

Minority interest in net income of consolidated subsidiaries increased by $5.4 million to $8.9 million for 2004 from 3.5 million for 2003, primarily due to net income for the Army Fleet Support LLC, which is 80% owned by L-3.

The income tax provision for 2004 and 2003 is based on an effective income tax rate of 36.0%.

Basic EPS increased by $0.65 to $3.54 for 2004 from $2.89 for 2003. Diluted EPS increased by $0.71 to $3.33 for 2004 from $2.62 for 2003. Net income for 2004 includes an after-tax debt retirement charge of $3.2 million, or $0.03 per diluted share, relating to the retirement of $200.0 million of 8% senior subordinated notes. Net income for 2003 includes an after-tax debt retirement charge of $7.2 million, or

$.06 per diluted share related to the retirement of $180.0 million of 8½% senior subordinated notes. Excluding these debt retirement charges from both periods, diluted EPS would have increased by $0.68 for 2004 compared to 2003.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $224.2 million, or 15.6%, to $1,663.6 million for 2004 from $1,439.4 million for 2003. Organic sales growth was $190.3 million, or 13.2%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure network communications, ISR systems and communications products. The increase in sales from acquired businesses was $33.9 million, or 2.4%, and was primarily attributable to Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $45.1 million to $218.0 million for 2004 from $172.9 million for 2003 because of higher sales volume for communications products and ISR systems and lower operating losses for the PrimeWave Communications business due to cost and expense reductions. Operating margin increased by 1.1 percentage points to 13.1% for 2004 from 12.0% for 2003, primarily because of organic sales growth for ISR systems and communications products and cost reductions and lower operating losses in 2004 as compared to 2003 for the PrimeWave Communications business. These improvements to operating margin were partially offset by a loss related to the design, development and testing activities on a production contract for transportable tactical satellite communications terminals, which reduced operating margin by 0.2 percentage points.

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $250.3 million, or 24.8%, to $1,259.6 million for 2004 from $1,009.3 million for 2003. Organic sales growth was $227.3 million, or 22.5%, driven by increased volume for both training and government services. The increase in sales from acquired businesses was $23.0 million. The acquired businesses include Beamhit and the GEDD business, both of which were acquired during the second quarter of 2004 and D.P. Associates, Inc., which was acquired on October 8, 2004.

Operating income increased by $33.7 million to $149.2 million for 2004 from $115.5 million for 2003 because of higher sales volume for training and operations services. Operating margin increased by 0.4 percentage points to 11.8% for 2004 from 11.4% for 2003 due to cost efficiencies from the growth in sales.

Aircraft Modernization, O&M and Products

Sales within our Aircraft Modernization, O&M and Products segment increased by $1,270.2 million, or 124.6%, to $2,289.8 million for 2004 from $1,019.6 million for 2003. The increase in sales from acquired businesses was $967.6 million. The acquired businesses include Vertex, MAS, Avionics Systems and Flight Systems Engineering, which were acquired during 2003, and AVISYS, which was acquired in June 2004. Organic sales growth was $302.6 million, or 29.7%, driven by higher sales for aircraft modernization, operations and maintenance, which includes the U.S. Army Aviation and Missile Command (AMCOM) contract, and commercial and military aviation products.

Operating income increased by $101.8 million to $249.6 million for 2004 from $147.8 million for 2003 because of higher sales volume, which was partially offset by lower operating margin. Operating margin declined by 3.6 percentage points to 10.9% for 2004 from 14.5% for 2003. Margins from acquired businesses, primarily Vertex, decreased operating margin by 3.2 percentage points. The remaining decrease was primarily due to higher sales volume of lower margin aircraft modification and logistics support under cost-reimbursable-type contracts, partially offset by higher margins for commercial aviation products.

Specialized Products

Sales within our Specialized Products segment increased by $90.7 million, or 5.7%, to $1,684.0 million for 2004 from $1,593.3 million for 2003. The increase in sales from acquired businesses was $47.4 million.

The acquired businesses include Klein, which was acquired in September 2003, and Bay Metals, Brashear and Infrared Products, which were acquired during 2004. Organic sales growth was $43.3 million, or 2.7%. The increase was driven by increased sales of $92.8 million primarily for training devices, imaging products, naval power equipment and services, maintenance of security systems and fuzing products. These increases were partially offset by volume declines of $49.5 million for EDS, ruggedized computers and displays and undersea warfare products.

Operating income decreased by $13.0 million to $131.8 million for 2004 from $144.8 million for 2003 primarily because of changes in product sales mix for security products and telemetry products, and a $4.5 million gain in 2003 related to a settlement of a claim recorded in 2003. These decreases were partially offset by operating income for naval power equipment businesses in 2004, as compared to operating losses in 2003, cost reductions for microwave components and higher volume for imaging products and naval power equipment and services. Operating margin decreased by 1.3 percentage points to 7.8% for 2004 from 9.1% for 2003. Operating margin decreased by 1.7 percentage points primarily due to lower margins for security products, including fewer than expected sales of higher margin EDS and 0.3 percentage points due to the settlement of a claim recorded in 2003. These decreases were partially offset by an increase of 0.7 percentage points for naval power equipment businesses.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Consolidated sales increased by $1,050.4 million, or 26.2%, to $5,061.6 million for 2003 from sales of $4,011.2 million for 2002. The increase in consolidated sales from acquisitions was $833.6 million, or 20.8%. Organic sales growth for our defense businesses was 15.4%, or $499.8 million, and was driven by continued strong demand for secure communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization, simulation and training services, government services, and an increase in shipments of naval power equipment. Organic sales for our commercial businesses declined by 10.6%, or $45.4 million, due to the continued weakness in the aviation and communications markets. Sales for explosives detection systems (EDS) decreased $237.6 million primarily because the initial installation of EDS at major U.S. airports by the U.S. Transportation Security Administration (TSA) was completed by the end of 2002. Consolidated organic sales growth, excluding the EDS business, from both periods was 12.4%. Consolidated organic sales growth for all of our businesses, including the decline for the EDS business, was $216.8 million, or 5.4%.

Sales from our Government Businesses, which comprises our defense businesses, excluding commercial aviation products sold to military customers, and in 2002, our EDS business, increased by $820.4 million, or 22.9%, to $4,401.7 million for 2003 from $3,581.3 million for 2002. The increase in sales from acquired businesses was $659.7 million, or 18.4%. The acquired businesses include IS, Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, IMC, Westwood, Wescam and Ship Analytics, which were acquired in 2002 and Aeromet, Klein, MAS, Vertex and certain defense and aerospace assets of IPICOM, Inc., which were acquired during 2003. Excluding sales from acquired businesses, sales increased by $253.5 million primarily because of organic sales growth from our defense businesses for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services, training services, navigation products and naval power equipment. These increases were partially offset by a decline in sales volume primarily from our EDS business, and to a lesser extent, from our fuzing products, training devices, undersea warfare products and display systems. Additionally, sales were reduced by $92.8 million because of a reclassification, primarily related to the EDS business, between our Government Businesses and our Commercial Businesses due to the 2004 Business Realignments discussed in the table above.

Sales from our Commercial Businesses increased by $230.0 million, or 53.5%, to $659.9 million for 2003 from $429.9 million for 2002. The increase in sales from acquired businesses was $173.9 million, or 40.5%. The acquired businesses include Detection Systems and Wolf Coach, which were acquired in 2002 and Avionics Systems, which was acquired during 2003. Excluding sales from acquired businesses, organic sales declined for our commercial businesses by $36.7 million, due primarily to lower revenues for aviation and communications products caused by weak demand in those commercial markets. Additionally, sales increased by $92.8 million as a result of the reclassification due to the 2004 Business Realignments.

Consolidated costs and expenses increased by $923.4 million to $4,480.6 million for 2003 from $3,557.2 million for 2002, consistent with the increase in sales.

Costs and expenses for our Government Businesses increased by $724.8 million to $3,863.8 million for 2003 from $3,139.0 million for 2002. Approximately 81% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to organic sales growth from our defense businesses for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services, training services, navigation products and naval power equipment. These increases were partially offset by declines from our EDS business, fuzing products, training devices and display systems due to lower volume. SG&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $499.9 million, or 11.4% of sales for 2003, compared to $432.8 million, or 12.1% of sales for 2002 (See Notes 2 and 4 to our consolidated financial statements).

Costs and expenses for our Commercial Businesses increased by $198.6 million to $616.8 million for 2003 from $418.2 million for 2002. The increase was primarily due to increased sales attributable to our acquired businesses, as well as a $3.9 million provision for bad debt and inventory for the PrimeWave Communications business. SG&A expenses increased by $28.6 million to $140.6 million or 21.3% of sales for 2003 from $112.0 million or 26.1% of sales for 2002. The increase was primarily attributable to acquired businesses and increased costs for security products due to maintenance costs associated with detection systems placed in service. This increase was partially offset by lower SG&A expenses at the PrimeWave Communications business and our commercial communications products businesses due to cost and expense reductions. Research and development (R&D) expenses increased by $23.5 million to $59.2 million for 2003 from $35.7 million for 2002. The increase was primarily due to the Avionics Systems acquired business and development expenses for cargo security products, partially offset by lower R&D expenses incurred at the PrimeWave Communications business because of cost and expense reductions.

Consolidated operating income increased by $127.0 million to $581.0 million for 2003 from $454.0 million for 2002. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin increased slightly by 0.2 percentage points to 11.5% for 2003 from 11.3% for 2002. The changes in the operating margins for our segments are discussed below.

Operating income for our Government Businesses increased by $95.6 million to $537.9 million for 2003 from $442.3 million for 2002. Operating income was reduced by $22.9 million because of the reclassification due to the 2004 Business Realignments. Operating margin declined slightly by 0.1 percentage points to 12.2% for 2003 from 12.3% for 2002. The reclassification due to the 2004 Business Realignments reduced operating margin by 0.3 percentage points. Operating margin increased by 0.2 percentage points primarily due to sales growth and cost improvements for ISR and secure communications systems and products and naval power equipment.

Operating income for our Commercial Businesses increased by $31.4 million to $43.1 million for 2003 from $11.7 million for 2002. Operating income increased by $22.9 million because of the reclassification due to the 2004 Business Realignments. Operating margin improved by 3.8 percentage points to 6.5% for 2003 from 2.7% for 2002. The reclassification due to the 2004 Business Realignments increased operating margin by 3.0 percentage points. The remaining increase was due to lower losses from certain commercial businesses due to cost and expense reductions and higher margins from the Avionics Systems acquired business, partially offset by lower margins on commercial aviation products and microwave components due to lower sales volume and higher development expenses for cargo security products.

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

The 2003 period includes a charge of $11.2 million ($7.2 million after-tax, or $0.06 per diluted share) for the early retirement of $180 million of our 8½% Senior Subordinated Notes due 2008. See "Liquidity

and Capital Resources." The 2002 period includes a charge of $16.2 million ($9.9 million after-tax, or $0.09 per diluted share) for the early retirement of $225 million of our 10 3/8% Senior Subordinated Notes due 2007.

Minority interest decreased by $2.7 million to $3.5 million for 2003 from $6.2 million for 2002 because of lower net income for Aviation Communications and Surveillance Systems (ACSS) due to lower sales caused by weakness in the commercial aviation market during 2003 and higher product development expenses.

The income tax provision for 2003 is based on an effective income tax rate of 36.0%, compared with an effective income tax rate of 35.5% for 2002.

Basic earnings per share (EPS) before cumulative effect of a change in accounting principle increased by $0.56 to $2.89 for 2003 from $2.33 for 2002. Diluted EPS before cumulative effect of a change in accounting principle increased by $0.49 to $2.62 for 2003 from $2.13 for 2002. Net income for 2002 includes a charge, net of income taxes, of $24.4 million ($0.28 per basic share and $0.23 per diluted share) for the cumulative effect of a change in accounting principle for goodwill impairment in connection with the adoption of SFAS No. 142. Including the effect of a change in accounting principle, basic EPS for 2002 was $2.05 and diluted EPS for 2002 was $1.90.

Diluted weighted-average common shares outstanding increased by 8.3% to 113.9 million for 2003 from 105.2 million for 2002. The increase principally reflects the additional shares outstanding from the sale of 14.0 million shares of L-3 Holdings common stock on June 28, 2002.

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

Training, Simulation & Government Services

Sales within our Training, Simulation & Government Services segment increased by $200.7 million, or 24.8%, to $1,009.3 million for 2003 from $808.6 million for 2002. Organic sales growth was $81.7 million, or 10.1%, driven by training and government services, including communications software support and engineering support. The increase in sales from the Telos, TMA, IMC and Ship Analytics acquired businesses, which were all acquired in 2002, was $119.0 million.

Operating income increased by $18.7 million to $115.5 million for 2003 from $96.8 million for 2002 because of higher sales, which were partially offset by lower operating margin. Operating margin declined by 0.6 percentage points to 11.4% for 2003 from 12.0% for 2002. The decrease was primarily due to higher sales from cost-reimbursable type and time and material type contracts, which generally are less profitable than fixed-priced type contracts. Margins increased by 0.3 percentage points from acquired businesses.

Aircraft Modernization, O&M and Products

Sales within our Aircraft Modernization, O&M and Products segment increased by $342.1 million, or 50.5%, to $1,019.6 million for 2003 from $677.5 million for 2002. Organic sales growth was $129.9 million, or 19.2%, primarily due to $144.7 million for aircraft modernization and modification driven by DoD demand. This increase was partially offset by volume declines of $10.8 million for commercial aviation products caused by the continued weakness in the commercial aviation markets and volume declines of $4.0 million primarily for display systems due to the timing of contractual shipments. The increase in sales from acquired businesses was $212.2 million. The acquired businesses include IS, which was acquired in 2002, and Avionics Systems, MAS and Vertex, which were acquired in 2003.

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

Specialized Products

Sales within our Specialized Products segment increased by $121.5 million, or 8.3%, to $1,593.3 million for 2003 from $1,471.8 million for 2002. Organic sales declined 16.7%, or $245.2 million, or $7.6 million, or 0.5%, excluding the decline for EDS. EDS sales declined by $237.6 million (discussed below). Volume declined by $46.4 million for fuzing and acoustic undersea warfare products and training devices because of certain contracts approaching their scheduled completion and the timing of sales on 2003 orders. Volume declined by $22.3 million for telemetry products and microwave components due to the continued weakness in the commercial communications markets. These decreases were partially offset by an increase of $46.6 million for naval power equipment due to higher shipments arising from the resolution of the production and quality control issues at the SPD Electrical Systems business and $14.5 million primarily for FTSATs and guidance products due to strong demand from the DoD. The increase in sales from acquired businesses was $366.7 million. The acquired businesses include Detection Systems, Ruggedized Command & Control, Electron Devices, Wolf Coach, Westwood and Wescam, all of which were acquired in 2002, and Klein, which was acquired in 2003.

Sales of EDS declined by $237.6 million to $101.5 million for 2003 compared with $339.1 million for 2002, primarily because the initial installation of EDS at major U.S. airports by the TSA was completed by the end of 2002, which reduced the TSA's procurement requirements for new systems.

Operating income decreased by $3.2 million to $144.8 million for 2003 from $148.0 million for 2002. Operating margin decreased by 1.0 percentage points to 9.1% for 2003 from 10.1% for 2002. Lower sales for EDS reduced operating margin by 0.6 percentage points. Volume declines for telemetry, fuzing and undersea warfare products lowered operating margin by 0.5 percentage points. Lower margins from acquired businesses reduced operating margin by 0.6 percentage points. The resolution of production quality problems for naval power equipment caused increased shipments and reduced rework costs, which increased operating margin by 0.5 percentage points. The settlement of a claim increased operating margin by 0.2 percentage points.

Liquidity and Capital Resources

Balance Sheet

Contracts in process increased by $363.7 million to $1,979.0 million at December 31, 2004 from $1,615.3 million at December 31, 2003. The increase included (i) $77.1 million related to business acquisitions, (ii) $41.2 million of non-cash reclassifications to billed and unbilled receivables associated with certain billings in excess of costs and estimated profits and (iii) $245.4 million principally from:

•	increases of $121.3 million in unbilled contract receivables due to sales exceeding deliveries and billings for secure network communications, ISR systems, communications products, training and government services, aircraft modernization and maintenance and the AMCOM contract;

•	increases of $84.8 million in billed receivables because of higher sales volume of secure network communications systems, training devices and aircraft modernization;

•	increases of $24.3 million in inventoried contract costs primarily for aircraft modernization, secure network communications and ruggedized computers; and

•	increases of $15.0 million in inventories at lower of cost or market due to increases for security products.

L-3's days receivable outstanding (DRO) was 71.8 at December 31, 2004, compared with 70.3 at December 31, 2003. We calculate our DRO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $7,184.7 million), multiplied by 365.

L-3's billed receivables, net of uncollectible account allowances, increased by $144.6 million to $781.9 million at December 31, 2004, compared to $637.3 million at December 31, 2003. The increase in billed receivables was primarily from L-3's U.S. Government contractor businesses and related to organic sales growth, as well as the 2004 business acquisitions. The uncollectible accounts allowance decreased by $8.7 million to $16.5 million at December 31, 2004, compared to $25.2 million at December 31, 2003, because of write-offs of uncollectible accounts in 2004. The uncollectible accounts relate to L-3's commercial businesses. Our U.S. Government and allied foreign government customers, which generated 88.9% of L-3's sales for 2004, present very low uncollectible account risks due to their high credit quality and, therefore, generally require no uncollectible account allowances.

L-3's days inventory held (DIH) was 33.3 at December 31, 2004, compared with 36.3 at December 31, 2003. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from business acquisitions that we completed as of the end of the period (which amounted to $6,200.1 million), multiplied by 365.

The increase in property, plant and equipment (PP&E) during 2004 was principally related to the Infrared Products, Cincinnati Electronics and Electronics Systems acquired businesses. The percentage of depreciation expense to average gross PP&E increased to 12.4% for 2004 from 11.9% for 2003. The increase was attributable to the impact of business acquisitions completed during 2003. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $402.4 million to $4,054.8 million at December 31, 2004, from $3,652.4 million at December 31, 2003. The increase was comprised of (i) $366.5 million for business acquisitions completed during 2004, (ii) $36.0 million for increases to purchase price payments for certain acquisitions completed prior to January 1, 2004, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) a decrease of $0.1 million primarily related to final estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2004.

The increase in accounts payable was due to increased purchases from third-party vendors and subcontractors to support higher volumes for sales and related contracts-in-process, and the timing of payments for such purchases and to business acquisitions completed during 2004. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees and to business acquisitions completed during 2004. The increase in billings in excess of costs and estimated profits was primarily due to an increase in collections for milestone billings on contracts for training devices and services related to the completion of certain performance milestones and an increase for contracts in process with credit balances. The decrease in other current liabilities was primarily due to the payment of the remaining purchase price for the acquisition of certain aerospace and defense assets of IPICOM, Inc., and to cash payments for costs incurred in excess of contract values for certain contracts in a loss position. The increase in pension and postretirement benefit liabilities was primarily due to the increase in the minimum liability of $23.1 million, discussed below. The increase in other liabilities was due to amounts from our acquired businesses.

Customer advances increased by $49.3 million because collections exceeded liquidations, primarily related to cash payments received on contracts with foreign customers for ISR systems, acoustic undersea warfare products and aircraft modernization and to the business acquisitions we completed during 2004. The timing of collections and liquidation of customer advances are prescribed by contract terms, and generally do not coincide because collections mostly occur upon the award of a contract and during the earlier periods of performance. Conversely, liquidations mostly occur during later periods of performance as products are delivered and other work items are completed. Additionally, customer advances do not affect or determine the timing of revenue recognition for a contract because customer advances are a contract financing method.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. At December 31, 2004, our balance sheet included a pension benefits liability of $273.8 million, an increase of $40.4 million from $233.4 million at December 31, 2003. The increase is due to pension expense recognized exceeding our pension funding and an increase in the minimum liability of $23.1 million. At the end of 2004, L-3's projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,131.6 million and exceeded the fair value of L-3's pension plan assets of $734.6 million by $397.0 million. At the end of 2003, L-3's projected benefit obligation was $902.1 million and exceeded the fair value of L-3's pension plan assets of $561.7 million by $340.4 million. The increase in the unfunded status of our pension plans of $56.6 million from $340.4 million at the end of 2003 to $397.0 million at the end of 2004 was principally due to the $62.2 million actuarial loss that we experienced in 2004. Our 2004 actuarial loss was primarily due to the reduction in the discount rate by 25 basis points to 6.00% at the end of 2004 from 6.25% at the end of 2003, which increased the present value of L-3's projected benefit obligations at the end of 2004 by $44.0 million. The difference between the unfunded status amount of $397.0 million at the end of 2004 and the pension liability recorded on our balance sheet of $273.8 million is attributable to the cumulative net unrecognized actuarial losses. In accordance with SFAS No. 87, Employer's Accounting for Pensions, the actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather deferred and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. (See Note 16 to our consolidated financial statements.)

L-3 uses a November 30 measurement date to determine its end of year (December 31) pension benefit obligations and fair value of pension plan assets, and a fiscal year ending November 30 to determine its annual pension expense, including actual returns on plan assets. L-3's actual return on plan assets for 2004, based on the fiscal year ended November 30, 2004, was $56.8 million, or 10.1%, on the fair value of plan assets at the beginning of the fiscal year.

Our pension expense for 2004 was $74.8 million. We expect pension expense for 2005 to be between $90 million and $100 million. As discussed above, at the end of 2004 we reduced our discount rate from 6.25% to 6.00%, which will increase the interest cost component of pension expense for 2005. The higher interest cost in our estimated 2005 pension expense is expected to be substantially offset by the increase of $172.8 million in our pension plan assets during 2004, which will increase our expected return on plan assets by approximately $15.0 million, and decrease our estimated pension expense by the same amount. Our actual pension expense for 2005 will be based upon a number of factors, including the effect of any additional business acquisitions for which we assume liabilities for pension benefits, actual pension plan contributions and changes (if any) to our pension assumptions for 2005, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for the full year 2004 were $60.9 million. For 2005, we expect to contribute approximately $70.0 million to our pension plans. A substantial portion of our pension plan contributions for L-3's businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2004 by approximately $43 million, and our estimated pension expense for 2005 by approximately $7 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2004 by approximately $44 million, and our estimated pension expense for 2005 by approximately $7 million.

Our shareholders' equity at December 31, 2004 reflects a non-cash charge of $5.3 million (net of tax) to record the increase in accumulated other comprehensive loss due to additional minimum pension liability recognized for the year ended December 31, 2004 in accordance with SFAS No. 87. This non-cash charge had no effect on our compliance with the financial covenants of our debt agreements and did not impact our results of operations for 2004.

Statement of Cash Flows

Our cash position was $653.4 million at December 31, 2004 and $134.9 million at December 31, 2003 and 2002. The table below provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Net cash from operating activities	$620.7	$456.1	$318.5
Net cash used in investing activities	(555.5)	(1,088.1)	(1,810.5)
Net cash from financing activities	453.3	632.0	1,265.9
Net increase (decrease) in cash	$518.5	$—	$(226.1)

Operating Activities

We generated $620.7 million of cash from operating activities during 2004, an increase of $164.6 million from the $456.1 million generated during 2003. Net income increased by $104.2 million. Non-cash expenses increased by $63.4 million to $316.1 million in 2004 from $252.7 million in 2003, primarily for depreciation and amortization, contributions to employee savings plans in L-3 Holdings common stock and deferred income taxes. Deferred income taxes increased by $28.7 million to $123.4 million for 2004 from $94.7 million for 2003, primarily because of larger estimated tax deductions arising from our recent business acquisitions. During 2004, we used cash for changes in operating assets and liabilities of $77.3 million, compared to $74.2 million for 2003. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables and billed receivables arising from the organic sales growth for our businesses, as discussed above under "Liquidity and Capital Resources — Balance Sheet" and "Results of Operations". The use of cash for other current assets was primarily due to deposits paid to vendors during 2004. The use of cash for other assets was primarily due to investments in equipment for training devices and airport security systems leased to customers and capitalized software development costs for new products. The source of cash for accounts payable was due to increased purchases of materials, components and services required for the increase in sales during the year and the timing of payments for such purchases. The increase in the number of employees and the timing of payments for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded the cash payments. The source of cash for billings in excess of costs and estimated profits was due to cash collections for milestone billings on certain contracts primarily for training devices. The source of cash related to customer advances was due to receipt on certain foreign contracts awarded during the 2004 fourth quarter. The use of cash for other current liabilities was due to the payment upon settlement of a foreign currency hedging forward contract and cash payments for costs incurred in excess of estimated contract values for certain contracts in a loss position. The source of cash from the change in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions. Pension plan contributions in 2004 amounted to $60.9 million, and exceeded our originally planned contributions for 2004 by more than $5 million. We expect to contribute approximately $70.0 million to our pension plans in 2005.

During 2003, we generated $456.1 million of cash from operating activities, an increase of $137.6 million from $318.5 million generated during 2002. Net income increased by $99.5 million. Non-cash expenses increased by $14.9 million to $252.7 million in 2003 from $237.8 million in 2002, primarily for depreciation and amortization, contributions to employee savings plans in L-3 Holdings common stock and deferred income taxes. During 2003, we used cash for changes in operating assets and liabilities of $74.2 million, compared to $97.4 million in 2002.

Our cash flows from operating activities during 2003 reflect increases in unbilled receivables and other assets. The use of cash for accounts payable was due to the timing of payments. The use of cash for other current liabilities was to fund contracts in a loss position for which estimated costs exceeded the estimated contract value, and was partially offset by cash collections for milestone billings in excess of costs incurred primarily for training devices. The timing of payments to employees for salaries and wages was a source of cash. Pension plan contributions in 2003 amounted to $60.8 million. The source of cash from other liabilities was generated primarily from terminating interest rate swap agreements. During 2003, we terminated interest rate swap agreements, which is discussed in "Derivative Financial Instruments", and generated cash proceeds related to deferred gains on them of $19.9 million, of which $2.1 million was recorded in other current liabilities and $17.8 million was recorded in other liabilities. For 2002, we also terminated interest rate swap agreements and generated cash proceeds related to net deferred gains on them of $16.8 million.

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

Our cash from operating activities includes interest payments on debt of $138.2 million for 2004, $119.9 million for 2003 and $109.3 million for 2002. Our interest expense also includes amortization of deferred debt issue costs and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Our cash from operating activities includes income tax payments, net of refunds, of $37.0 million for 2004, $17.3 million for 2003 and $2.1 million for 2002. Our income tax payments were substantially less than our provisions for income taxes reported on our statements of operations primarily because of income tax deductions from our acquired businesses structured as asset purchases and income tax deductions for compensation expense arising from the exercise of employee stock options. The income tax deductions from the exercise of employee stock options are accounted for as a reduction to current income taxes payable and an increase to shareholders' equity (see Note 13 to our consolidated financial statements). L-3 receives substantial income tax deductions from its business acquisitions that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the business acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect that the business acquisitions L-3 has completed through December 31, 2004 will continue to generate substantial annual deferred tax benefits through 2019. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3's financial reporting amounts for goodwill would be greater than the income tax basis for goodwill. L-3 also receives significant income tax deductions and deferred tax benefits from its acquired businesses structured as asset purchases for income tax purposes from accelerated depreciation of plant and equipment.

Investing Activities

During 2004, we used $473.4 million of cash for business acquisitions. We paid $424.0 million in connection with our 2004 business acquisitions discussed above. We also paid $11.5 million for the final contractual purchase price adjustment for the Vertex acquired business. We also paid $37.9 million primarily for the remaining contractual purchase price for the IPICOM, Inc. assets, and for earnouts.

During 2003, we invested $1,014.4 million to acquire businesses, primarily for Vertex, Avionics Systems and MAS. During 2002, we invested $1,742.1 million to acquire businesses, primarily for Integrated Systems and Detection Systems. Cash used for business acquisitions included earnout payments on certain business acquisitions of $11.4 million for 2004, $8.5 million for 2003, and $1.8 million for 2002.

On February 3, 2005, we acquired substantially all of the Marine Controls division of CAE and we will acquire the remaining business operations following the receipt of required approvals. On February 25, 2005, we acquired the Propulsion Systems business unit of General Dynamics. On February 28, 2005, we acquired the Electron Dynamic Devices business of the Boeing Company. The aggregate purchase price paid in cash for these business acquisitions was $471.8 million. We financed these acquisitions using cash on hand.

Financing Activities

Debt

Senior Credit Facilities.    At December 31, 2004, the senior credit facilities were comprised of a $500.0 million five-year revolving credit facility maturing on May 15, 2006 and a $250.0 million 364-day revolving facility. The 364-day revolving credit facility expired on February 22, 2005.

At December 31, 2004, available borrowings under our senior credit facilities were $677.5 million, after reductions for outstanding letters of credit of $72.5 million. There were no outstanding borrowings under our senior credit facilities at December 31, 2004.

On March 9, 2005, we entered into a new five-year senior revolving credit facility maturing on March 9, 2010 and allowing for total aggregate borrowings of up to $1.0 billion. At March 9, 2005, available borrowings under our new senior credit facility were approximately $906 million, after reductions for outstanding letters of credit of approximately $94 million. At the time we entered into this facility, our existing senior credit facility was terminated.

Certain lenders and the administrative agent under the existing senior credit facility and the new senior credit facility have provided us with various financial advisory, investment banking, commercial banking and other services from time to time, for which they have received customary fees.

Redemptions and Related Conversion of Convertible Debt into Common Stock.    On October 5, 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities (CODES) due 2011, which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419.8 million of the principal amount of CODES exercised their conversion rights and converted such CODES into 7,800,797 shares of L-3 Holdings common stock. The remaining $0.2 million of the CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004. On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. Holders of $299.8 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,357,327 shares of L-3 Holdings' common stock. The remaining $0.2 million of Convertible Notes were redeemed for cash.

Redemptions of Senior Subordinated Notes.    On November 12, 2004, L-3 Communications initiated a full redemption of all of the outstanding $200.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2008. Such notes were redeemed by us at a redemption price of 102.667% of the principal amount thereof, plus accrued and unpaid interest. We completed this redemption on December

13, 2004. In connection with the early redemption of the $200.0 million of 8% Senior Subordinated Notes, we recorded a pre-tax debt retirement charge of $5.0 million.

On May 21, 2003, L-3 Communications initiated a full redemption of all the outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, we purchased and paid cash for all the outstanding May 1998 notes, including accrued interest. During 2003, we recorded a pre-tax charge of $11.2 million.

On June 6, 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. During 2002, we recorded a pre-tax charge of $16.2 million.

Debt Issuances.    The table below presents a summary of our issuances of debt obligations for 2002, 2003 and 2004. Our outstanding debt obligations, all of which are senior subordinated debt, are rated as of January 2005 as BB+ by Standard & Poor's, BB by Fitch Ratings and Ba3 by Moody's. For additional details about the terms of our debt, see Note 8 to our consolidated financial statements.

Description of Debt Issuances	Issue Date	Principal Amount	Discount	Commissions and Other Offering Expenses	Net Proceeds		Semi-Annual Interest Payment Dates
	(in millions)
L-3 Communications
5 7/8% Senior Subordinated Notes due January 15, 2015	November 12, 2004	$650.0	$—	$11.0	$639.0	(1)	January 15 and July 15
6 1/8% Senior Subordinated Notes due January 15, 2014	December 22, 2003	400.0	7.4	2.6	390.0	(2)	January 15 and July 15
6 1/8% Senior Subordinated Notes due July 15, 2013	May 21, 2003	400.0	1.8	7.2	391.0	(3)	January 15 and July 15
7 5/8% Senior Subordinated Notes due June 15, 2012	June 28, 2002	750.0	—	18.5	731.5	(4)	June 15 and December 15

(1)	The net proceeds from this offering were used to redeem the 8% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.

(2)	The net proceeds from this offering were used to repay $275.0 million of borrowings outstanding under our senior credit facilities and to increase cash and cash equivalents.

(3)	The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.

(4)	The net proceeds from this offering and the concurrent sale of 14.0 million shares of our common stock, discussed below under "Equity," were used to (a) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (b) repay the indebtedness outstanding under our senior credit facilities, (c) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 (discussed above) and (d) increase cash and cash equivalents.

Debt Covenants and Other Provisions.    The new senior credit facility, which was entered into on March 9, 2005, and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 8 to our consolidated financial statements for a description of our debt and related financial covenants under our new senior credit facility. We are in compliance with those covenants in all material respects. The new senior credit facility and the senior subordinated notes indentures limit the ability of L-3 Communications to pay dividends to and make investments in L-3 Holdings, subject to exceptions, as described in Note 8 to our consolidated financial statements.

The new senior credit facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $40.0 million and those defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured after 10 days. The senior subordinated notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3

Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10.0 million in aggregate principal amount of those obligations. The new senior credit facility and the senior subordinated notes indentures also contain other customary events of default.

The borrowings under the new senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the new senior credit facility.

In the event that the long-term debt rating of L-3 Communications is reduced below BBB−, or the equivalent. by two of the three rating agencies, Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch Ratings, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their material wholly-owned foreign subsidiaries, in favor of the lenders under the new senior credit facility.

Equity

In January of 2004, L-3 Holdings announced that its Board of Directors had declared L-3's first quarterly cash dividend of $0.10 per share, payable on March 15, 2004. L-3 Holdings' Board of Directors declared three additional quarterly dividends of $0.10 per share, all of which were paid in 2004. L-3 Holdings paid cash dividends of $43.4 million in aggregate to shareholders in 2004. The 2004 cash dividends were paid on March 15, June 15, September 15 and December 15.

On February 10, 2005, we announced that our Board of Directors had increased L-3's regular quarterly cash dividend by 25% to $0.125 per share, payable on March 15, 2005, to shareholders of record at the close of business on February 22, 2005. On February 22, 2005, L-3 Holdings had 116,333,428 shares of common stock outstanding.

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

Anticipated Sources of Cash Flow

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the new senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, L-3 Holdings' dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flows at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

Contractual Obligations

The table below presents our contractual obligations at December 31, 2004.

		Year(s) Ending December 31,
Contractual Obligations:	Total	2005		2006 – 2007	2008 – 2009	2010 and thereafter
	(in millions)
Long-term debt(1)	$2,200.0	$—		$—	$—	$2,200.0
Non-cancelable operating leases	579.5	115.7		142.1	104.1	217.6
Notes payable and capital lease obligations	13.9	0.7		0.7	0.5	12.0
Purchase obligations(2)	846.9	696.6		99.0	34.9	16.4
Other long-term liabilities(3)	147.7	83.0	(4)	42.7	1.8	20.2
Contractual commitments for earnout payments on business acquisitions(5)	37.4	1.4		36.0	—	—
Total	$3,825.4	$897.4		$320.5	$141.3	$2,466.2

(1)	Long-term debt includes scheduled principal payments only.

(2)	Represents open purchase orders at December 31, 2004 for amounts expected to be paid for goods or services that are legally binding on us.

(3)	Other long-term liabilities primarily consists of workers compensation, deferred compensation and litigation settlement accruals for the years ending December 31, 2006 and thereafter and also includes pension and postretirement benefit plan contributions that we expect to pay in 2005.

(4)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2005, we expect to contribute approximately $70.0 million to our pension plans and $13.0 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of 1 year.

(5)	Represents additional purchase payments for business acquisitions that are contingent upon the post-aquisition financial performance of the acquired business.

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

We have a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems adjacent to a USAF base in Oklahoma. We acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. On December 31, 2002, we, as lessee, entered into an operating lease agreement for a term of 15 years for one of the simulator systems with the owner-lessor. At the end of the lease term, we may elect to purchase the simulator system at fair market value, which can be no less than $2.6 million and no greater than $6.4 million. If we do not elect to purchase the simulator system, then on the date of expiration, we shall pay to the lessor, as additional rent, $2.6 million and return the simulator system to the lessor. The aggregate non-cancelable rental payments under this operating lease are $32.5 million, including the additional rent of $2.6 million. On February 27, 2003, we, as lessee, entered into an operating lease agreement for a term of 15 years for the remaining simulation systems with the owner-lessor. At the end of the lease term, we may elect to purchase the simulator systems at fair market value, which can be no less than $4.1 million and no greater than $14.5 million. If we do not elect to purchase the simulator systems, then on the date of expiration, we shall return the simulator systems to the lessor. The aggregate non-cancelable rental payments under this operating lease are $53.3 million.

Derivative Financial Instruments

Included in our derivative financial instruments are foreign currency forward contracts, foreign currency put options and interest rate swap agreements. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. At December 31, 2004, there were no outstanding borrowings under our senior credit facilities. The interest rates on the senior subordinated notes are fixed-rate and are not affected by changes in interest rates. Depending on interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by us is equal to (i) the variable rate basis, plus (ii) the variable rate spread. See Note 8 to the audited consolidated financial statements for a detailed table of our interest rate swap agreement that is currently outstanding, and a table that presents the activity for our terminated interest rate swap agreements through December 31, 2004.

Outstanding interest rate swap agreements reduced interest expense by $4.5 million during 2004, compared to $5.5 million during 2003. Interest expense was reduced by $4.2 million for 2004, compared to $3.1 million for 2003 for amortization of deferred gains on terminated interest rate swap agreements. For every basis point (0.01%) that the six-month USD LIBOR interest rate is greater than 4.58%, we will incur an additional $10,000 of interest expense above the fixed interest rate on $100.0 million of senior subordinated notes calculated on a per annum basis until maturity. Conversely, for every basis point that the six-month USD Libor interest rate is less than 4.58%, we will recognize interest income of $10,000 on $100.0 million of senior subordinated notes calculated on a per annum basis until maturity.

When we enter into interest rate swap agreements, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions that are expected to be able to fully perform under the terms of such agreements. Cash payments between us and the counterparties are made in accordance with the terms of the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate swap agreements are provided in Notes 8 and 9 to our audited consolidated financial statements.

Foreign Currency Exchange Risk.    We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts and put options. At December 31, 2004, the notional value of foreign currency forward contracts was $126.3 million and the fair value of these contracts was $2.1 million, which represented a liability. There were no foreign currency put options outstanding at December 31, 2004. We account for these contracts as cash flow hedges.

Equity Price Risk.    Our equity investments in common stocks, joint ventures and limited liability corporations are subject to equity price risk, including equity risk. The fair values of our investments are based on quoted market prices for investments which are readily marketable securities, and estimated fair value for nonreadily marketable securities, which is generally equal to historical cost unless such investment has experienced an other-than-temporary impairment. Both the carrying values and estimated fair values of such investments amounted to $30.3 million at the end of 2004.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percent of funded backlog at December 31, 2004 expected to be recorded as sales in 2005 and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Percentage of December 31, 2004 Funded Backlog Expected to be Recorded as Sales in 2005	Funded Orders
Reportable Segment:	2004	2003		2004	2003
Secure Communications & ISR	$1,351.9	$1,075.3	85.0%	$1,871.3	$1,544.1
Training, Simulation & Government Services	662.4	591.3	80.4	1,296.7	1,176.3
Aircraft Modernization, O&M and Products	1,231.5	993.1	77.2	2,487.2	1,101.1
Specialized Products	1,512.1	1,233.6	69.1	1,908.5	1,655.9
Consolidated	$4,757.9	$3,893.3	77.3%	$7,563.7	$5,477.4

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

Research and Development

The following table presents L-3's (i) company-sponsored (independent) research and development costs and (ii) customer-funded research and development costs, which are incurred on revenue arrangements to perform research and development services for customers. See Note 2 to the consolidated financial statements for a discussion of L-3's accounting policies for research and development costs.

	Year Ended December 31,
	2004	2003	2002
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$149.4	$129.4	$124.2
Commercial Businesses	71.2	59.2	35.7
Total	$220.6	$188.6	$159.9
Customer-Funded Research and Development Costs	$689.2	$573.1	$480.9

Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury could result in the suspension for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type we manufacture and provide are reduced and not offset by greater commercial sales or other new programs or products or business acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to us. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

With respect to those investigative actions, items of litigation, claims or assessments of which we are aware, we are of the opinion that the likelihood of loss is less than probable that, after taking into account certain provisions for these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a description of our legal proceedings, see Item 3 — Legal Proceedings.

Recently Issued Accounting Standards

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This standard replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We are required to adopt the provisions of SFAS 123R for the interim period ending September 30, 2005. We are currently assessing the provisions of SFAS 123R. We previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which we do not currently recognize in our financial statements. In accordance with SFAS 123, we disclose pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. For a further discussion of our accounting for stock-based employee compensation and disclosure of our pro forma historical net income and earnings per share, see Note 2 to the audited consolidated financial statements.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004, which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on our deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on our income tax returns. While we have not completed our evaluation of the net impact of the American Jobs Creation Act, we believe that the benefit from the phase-in of the QPA deduction will be substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. We do not expect that the other provisions included in the American Jobs Creation Act will have a significant impact on our financial position, results of operations or cash flows.

On September 30, 2004, the EITF reached a consensus on issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. See "Results of Operations" above for a description of EITF No. 04-8 and its impact on our results of operations.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a federal subsidy to employers who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 21, 2005, the Centers for Medicare and Medical Services (CMS) released final regulations implementing the Act. We have not determined the possible effect of the final regulations on our accumulated postretirement benefit obligation. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. In accordance with FSP 106-2 we have accounted for the effect of the Act on a preliminary basis and disclosed the effect in Note 16 of our audited consolidated financial statements.

Inflation

The effect of inflation on our sales and earnings has not been significant. Although a majority of our sales are made under long-term contracts (revenue arrangements), the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some of our contracts provide for price adjustments through cost escalation clauses.

Forward-Looking Statements

Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. Government and the results of any investigation of our contracts undertaken by the U.S. Government.

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	pension, environmental or legal matters or proceedings, including the Kalitta Air and OSI Systems matters and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

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

Item 8.    Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. L-3's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of L-3's management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of L-3 Holdings' and L-3 Communications' internal control over financial reporting as of December 31, 2004. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2004.

Our independent registered public accounting firm has audited and issued their report on management's assessments of the effectiveness of our internal control over financial reporting as of December 31, 2004. See page F-2 to our consolidated financial statements for their report.

Item 9B: Other Information

On March 11, 2005, our Board of Directors elected Michael T. Strianese as chief financial officer, effective immediately. On December 27, 2004, we announced that Mr. LaPenta had decided to retire as L-3's President and Chief Financial Officer effective April 1, 2005, and that he also would be leaving the L-3 Board of Directors at that time.

As previously reported on Form 8-K dated March 7, 2005, the Compensation Committee of our Board of Directors approved the base salaries for the fiscal year ended December 31, 2005 for the named executive officers of the Company as set forth below.

Name and Position	2005 Base Salary
Frank C. Lanza Chairman and Chief Executive Officer	$975,000
Michael T. Strianese Senior Vice President and Chief Financial Officer	$480,000
Christopher C. Cambria Senior Vice President, Secretary and General Counsel	$430,000
Charles J. Schafer Senior Vice President, Business Operations and President of the Products Group	$380,000

PART III

Item 10.    Directors, Executive Officers and Key Employees of the Registrant

The following table provides information concerning the directors and executive officers of the Registrants as of March 11, 2005.

Name	Age	Position
Frank C. Lanza	73	Chairman, Chief Executive Officer and Director
Robert V. LaPenta	59	President and Director(1)
Michael T. Strianese	48	Senior Vice President and Chief Financial Officer
Christopher C. Cambria	46	Senior Vice President, Secretary and General Counsel
Charles J. Schafer	57	Senior Vice President and President and Chief Operating Officer of Products Group
James W. Dunn	60	Senior Vice President and President and Chief Operating Officer of Sensors and Simulation Group
Jimmie V. Adams	68	Vice President — Washington D.C. Operations
David T. Butler III	48	Vice President — Mergers, Acquisitions and Corporate Strategy
Ralph G. D'Ambrosio	37	Vice President — Finance
Kenneth R. Goldstein	59	Vice President — Taxes
Robert W. RisCassi	69	Vice President
Stephen M. Souza	52	Vice President — Treasurer
Dr. Jill J. Wittels	55	Vice President — Business Development
Claude R. Canizares(2)	59	Director
Thomas A. Corcoran(2)(3)	60	Director
Robert B. Millard(2)	54	Director
John M. Shalikashvili(3)(4)	68	Director
Arthur L. Simon(2)(4)	72	Director
Alan H. Washkowitz(3)(4)	64	Director
John P. White	67	Director

(1)	Robert V. LaPenta will retire as President and Director of L-3 effective April 1, 2005 and will not stand for re-election for director at our 2005 stockholders meeting. Effective March 11, 2005, Michael T. Strianese assumed the responsibilities of Chief Financial Officer.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating/Corporate Governance Committee.

All Executive Officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of L-3 Holdings, to be held on April 26, 2005. L-3 Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial statements filed as part of this report:

(a)(2)    Financial Statement Schedules

Not applicable

(b)    Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 No. 333-31649).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 No. 333-31649).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.6	Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.11	1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to L-3 Communications Holdings' Registration Statement on Form S-1, No. 333-70125).
10.12	Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to Exhibit 10.12 to L-3 Communications Holdings' Registration Statement on Form S-1, No. 333-70125).

Exhibit No.	Description of Exhibit
10.13	Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to Exhibit 10.13 to L-3 Communications Holdings' Registration Statement on Form S-1, No. 333-70125).
10.15	1998 Directors Option Plan for Non-Employee Directors of L-3 Communications Holdings, Inc (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 1999).
10.16	1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 30, 2000).
10.20	L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit 10.10 to L-3 Communications Holdings' Registration Statement on Form S-1, No. 333-46975).
10.25	L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of L-3 Communications Holdings' Definitive Proxy Statement filed on April 2, 2001).
10.32	Indenture dated as of December 22, 2003 ("December 2003 Indenture") among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
10.33	Indenture dated as of May 21, 2003 ("May 2003 Indenture") among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4, No. 333-106106).
**10.40	Credit Agreement, dated as of March 9, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
**10.55	Supplemental Indenture dated as of March 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the May 2003 Indenture.
10.58	Asset Purchase Agreement dated as of January 11, 2002 among Raytheon Company, Raytheon Australia Pty Ltd. and L-3 Communications Corporation (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.59	Amendment dated as of March 8, 2002 among Raytheon Company, Raytheon Australia Pty Ltd., L-3 Communications Corporation, L-3 Communications Integrated Systems L.P. and L-3 Communications Australia Pty Ltd to the Asset Purchase Agreement dated as of January 11, 2002 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.61	Indenture dated as of November 12, 2004 (the "2004 Indenture") among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4, No. 333-122499).
10.62	Indenture dated as of June 28, 2002, ("2002 Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation's Registration Statement on Form S-4, No. 333-99757).

Exhibit No.	Description of Exhibit
**10.63	Supplemental Indenture dated as of March 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the June 2002 Indenture.
10.64	Transaction Agreement dated as of October 21, 2003 by and among L-3 Communications Corporation, RAAH I, LLC and Vertex Aerospace LLC (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
**10.65	Supplemental Indenture dated as of March 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the December 2003 Indenture.
10.66	Amendment to the L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan (incorporated by reference to Exhibit 4.4 of L-3 Holdings' Registration Statement on Form S-8, No. 333-120393).
10.67	Amendment to the L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan (incorporated by reference to Exhibit 4.5 of L-3 Holdings' Registration Statement on Form S-8, No. 333-120393).
**10.68	Supplemental Indenture dated as of March 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 2004 Indenture.
**10.96	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement.
10.97	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.98	2005 Base Salaries for Named Executive Officers (incorporated by reference to the Company's Form 8-K filed on March 7, 2005).
*11	L-3 Communications Holding, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.
**21	Subsidiaries of the Registrant.
**23.1	Consent of PricewaterhouseCoopers LLP.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented on Note 12 to the Consolidated Financial Statements as of December 31, 2004 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
By:	/s/ Michael T. Strianese
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 15, 2005 and in the capacities indicated.

Signature	Title

/s/ Frank C. Lanza	Chairman, Chief Executive Officer (Principal Executive Officer) and Director

Frank C. Lanza

President and Director

Robert V. LaPenta

/s/ Michael T. Strianese	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Michael T. Strianese

/s/ Ralph G. D'Ambrosio	Vice President - Finance (Principal Accounting Officer)

Ralph G. D'Ambrosio

/s/ Claude R. Canizares	Director

Claude R. Canizares

/s/ Thomas A. Corcoran	Director

Thomas A. Corcoran

/s/ Robert B. Millard	Director

Robert B. Millard

/s/ John M. Shalikashvili	Director

John M. Shalikashvili

/s/ Arthur L. Simon	Director

Arthur L. Simon

/s/ Alan H. Washkowitz	Director

Alan H. Washkowitz

/s/ John P. White	Director

John P. White

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
    L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

We have completed an integrated audit of the 2004 consolidated financial statements and of the internal control over financial reporting as of December 31, 2004 for each of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Communications") and subsidiaries' (collectively, the "Company") and audits of the December 31, 2003 and 2002 consolidated financial statements of L-3 Holdings and L-3 Communications in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Holdings and L-3 Communications and subsidiaries at December 31, 2004 and 2003, and the results of each of their operations and each of their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

As indicated in Note 12 to the consolidated financial statements, in 2004 the Company adopted the provisions of Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. As indicated in Note 5 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Internal control over financial reporting

Also, in our opinion, management's assessments, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), are fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, L-3 Holdings and L-3 Communications maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessments of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessments and on the effectiveness of L-3 Holdings' and L-3 Communications' internal control over financial reporting based on our audits. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$653,419	$134,876
Contracts in process	1,979,027	1,615,348
Deferred income taxes	127,066	152,785
Other current assets	48,812	34,693
Total current assets	2,808,324	1,937,702

Property, plant and equipment, net	556,972	519,749
Goodwill	4,054,814	3,652,436
Identifiable intangible assets	185,804	162,156
Deferred income taxes	—	100,482
Deferred debt issue costs	35,997	48,572
Other assets	138,854	84,225
Total assets	$7,780,765	$6,505,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$281,456	$195,548
Accrued employment costs	304,257	239,690
Accrued expenses	69,678	72,880
Billings in excess of costs and estimated profits	138,308	71,235
Customer advances	107,334	58,078
Income taxes	84,394	70,159
Other current liabilities	190,413	216,622
Total current liabilities	1,175,840	924,212

Pension and postretirement benefits	409,089	371,452
Other liabilities	128,733	101,651
Long-term debt	2,189,806	2,457,300
Total liabilities	3,903,468	3,854,615
Commitments and contingencies

Minority interests	77,536	76,211

Shareholders' equity:
L-3 Holdings' common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 115,681,992 and 97,077,495 shares (L-3 Communications' common stock; $.01 par value, 100 shares authorized, issued and outstanding)	2,780,458	1,893,488
Retained earnings	1,095,929	757,467
Unearned compensation	(3,932)	(3,622)
Accumulated other comprehensive loss	(72,694)	(72,837)
Total shareholders' equity	3,799,761	2,574,496
Total liabilities and shareholders' equity	$7,780,765	$6,505,322

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Sales:
Contracts, primarily U.S. Government	$6,155,598	$4,401,743	$3,581,271
Commercial, primarily products	741,399	659,851	429,958
Total sales	6,896,997	5,061,594	4,011,229
Costs and expenses:
Contracts, primarily U.S. Government	5,476,742	3,863,805	3,139,013
Commercial, primarily products:
Cost of sales	458,893	416,980	270,584
Selling, general and administrative expenses	141,549	140,622	111,956
Research and development expenses	71,194	59,166	35,697
Total costs and expenses	6,148,378	4,480,573	3,557,250
Operating income	748,619	581,021	453,979
Other expense (income), net	(7,252)	(215)	(4,921)
Interest expense	145,348	132,683	122,492
Minority interests in net income of consolidated subsidiaries	8,862	3,515	6,198
Loss on retirement of debt	4,973	11,225	16,187
Income before income taxes and cumulative effect of a change in accounting principle	596,688	433,813	314,023
Provision for income taxes	214,808	156,173	111,556
Income before cumulative effect of a change in accounting principle	381,880	277,640	202,467
Cumulative effect of a change in accounting principle, net of income tax benefit of $6,428 (Note 5)	—	—	(24,370)
Net income	$381,880	$277,640	$178,097
L-3 Holdings' earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$3.54	$2.89	$2.33
Cumulative effect of a change in accounting principle	—	—	(0.28)
Net income	$3.54	$2.89	$2.05
Diluted:
Income before cumulative effect of a change in accounting principle	$3.33	$2.62	$2.13
Cumulative effect of a change in accounting principle	—	—	(0.23)
Net income	$3.33	$2.62	$1.90
L-3 Holdings' weighted average common shares outstanding:
Basic	107,838	96,022	86,943
Diluted	117,372	113,869	105,216

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	L-3 Holdings' Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Par Value
Balance at December 31, 2001	78,497	$785	$938,252	$301,730	$(3,205)	$(23,670)	$1,213,892
Comprehensive income:
Net income				178,097			178,097
Minimum pension liability, net of $29,859 tax benefit						(45,580)	(45,580)
Foreign currency translation adjustment, net of $1,626 tax benefit						65	65
Unrealized losses on hedging instruments reclassified to net income from other comprehensive loss, net of $198 tax expense						323	323
Unrealized losses on hedging instruments, net of $275 tax benefit						(437)	(437)
							132,468
Shares issued:
Sale of common stock	14,000	140	766,640				766,780
Employee savings plans	529	5	28,133				28,138
Business acquisition consideration	229	2	10,605				10,607
Exercise of stock options	970	10	30,665				30,675
Employee stock purchase plan	352	4	17,474				17,478
Grant of restricted stock			2,231		(2,231)		—
Amortization of unearned compensation					2,134		2,134
Other			30				30
Balance at December 31, 2002	94,577	946	1,794,030	479,827	(3,302)	(69,299)	2,202,202
Comprehensive income:
Net income				277,640			277,640
Minimum pension liability, net of $2,313 tax benefit						(4,189)	(4,189)
Foreign currency translation adjustment, net of $141 tax benefit						(245)	(245)
Unrealized gains on hedging instruments, net of $571 tax expense						896	896
							274,102
Shares issued:
Employee savings plans	912	9	39,485				39,494
Business acquisition consideration	110	1	4,968				4,969
Exercise of stock options	835	8	22,722				22,730
Employee stock purchase plan	603	6	26,378				26,384
Conversion of 5¼% Convertible Senior Subordinated Notes	40	1	1,629				1,630
Grant of restricted stock			3,295		(3,295)		—
Amortization of unearned compensation					2,975		2,975
Other			10				10
Balance at December 31, 2003	97,077	971	1,892,517	757,467	(3,622)	(72,837)	2,574,496
Comprehensive income:
Net income				381,880			381,880
Minimum pension liability, net of $3,773 tax benefit						(5,290)	(5,290)
Foreign currency translation adjustment, net of $4,541 tax expense						7,098	7,098
Unrealized losses on hedging instruments, net of $1,222 tax benefit						(1,911)	(1,911)
Unrealized loss on securities, reclassified to net income from other comprehensive loss, net of $154 tax expense						246	246
							382,023
Cash dividends paid on common stock				(43,418)			(43,418)
Shares issued:
Employee savings plans	871	9	53,828				53,837
Business acquisition consideration	110	1	6,981				6,982
Exercise of stock options	1,532	15	68,818				68,833
Employee stock purchase plan	705	7	32,924				32,931
Conversion of 5¼% Convertible Senior Subordinated Notes	7,317	73	292,246				292,319
Conversion of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES)	7,801	78	430,353				430,431
Grant of restricted stock			3,635		(3,635)		—
Amortization of unearned compensation					3,325		3,325
Other	269	3	(2,001)				(1,998)
Balance at December 31, 2004	115,682	$1,157	$2,779,301	$1,095,929	$(3,932)	$(72,694)	$3,799,761

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$381,880	$277,640	$178,097
Cumulative effect of a change in accounting principle	—	—	24,370
Loss on retirement of debt	4,973	11,225	16,187
Depreciation	91,541	77,340	66,230
Amortization of intangibles and other assets	27,408	18,083	9,630
Amortization of deferred debt issue costs (included in interest expense)	7,195	7,977	7,392
Deferred income tax provision	123,409	94,747	79,092
Minority interests in net income of consolidated subsidiaries	8,862	3,515	6,198
Contributions to employee savings plans in L–3 Holdings' common stock	53,837	39,494	28,138
Other non-cash items	(1,128)	279	515
Subtotal	697,977	530,300	415,849
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(245,430)	(120,397)	(75,031)
Other current assets	(15,298)	(1,731)	(15,257)
Other assets	(32,953)	(15,861)	(16,641)
Accounts payable	62,168	(19,503)	(21,904)
Accrued employment costs	54,805	20,558	30,100
Accrued expenses	(3,361)	5,646	(2,581)
Billings in excess of costs and estimated profits	14,071	18,325	(24,744)
Customer advances	33,728	(4,773)	(11,272)
Income taxes	53,865	44,081	30,852
Other current liabilities	(20,452)	(36,206)	(9,263)
Pension and postretirement benefits	9,455	5,088	(1,670)
Other liabilities	7,214	19,008	20,517
All other operating activities, principally foreign currency translation	4,882	11,528	(495)
Subtotal	(77,306)	(74,237)	(97,389)
Net cash from operating activities	620,671	456,063	318,460
Investing activities:
Business acquisitions, net of cash acquired	(473,433)	(1,014,439)	(1,742,133)
Proceeds from sale of businesses	—	8,795	—
Capital expenditures	(80,507)	(82,874)	(62,058)
Dispositions of property, plant and equipment	11,968	3,854	3,548
Other investing activities	(13,471)	(3,393)	(9,885)
Net cash used in investing activities	(555,443)	(1,088,057)	(1,810,528)
Financing activities:
Borrowings under revolving credit facilities	—	295,000	566,000
Repayment of borrowings under revolving credit facilities	—	(295,000)	(566,000)
Borrowings under bridge loan facility	—	—	500,000
Repayment of borrowings under bridge loan facility	—	—	(500,000)
Proceeds from sale of senior subordinated notes	650,000	790,788	750,000
Redemption of senior subordinated notes	(205,751)	(187,650)	(237,468)
Proceeds from sale of L–3 Holdings' common stock, net	—	—	766,780
Debt issuance costs	(12,619)	(9,591)	(19,759)
Cash dividends paid on common stock	(43,418)	—	—
Proceeds from exercise of stock options	52,176	14,273	17,372
Proceeds from employee stock purchase plan	32,931	26,384	17,478
Distributions paid to minority interests	(7,537)	(1,975)	(2,854)
Other financing activities	(12,467)	(215)	(25,647)
Net cash from financing activities	453,315	632,014	1,265,902
Net increase (decrease) in cash	518,543	20	(226,166)
Cash and cash equivalents, beginning of the period	134,876	134,856	361,022
Cash and cash equivalents, end of the period	$653,419	$134,876	$134,856

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and together with its subsidiaries, L-3 or the Company) is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, fuzes and safety and arming devices for missiles and munitions, microwave assemblies for radars and missiles, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection systems, training and simulation and government support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products (formerly known as Aviation Products & Aircraft Modernization); and (4) Specialized Products.

The Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for reconnaissance and surveillance applications. The Company believes that these systems and products are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. These systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communications systems support and engineering services, teaching and training services, and marksmanship training systems and services. The Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization, upgrade and maintenance services and logistics support services, traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. The Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors, premium fuzing products, security systems, training devices and microwave components.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary. L-3 Holdings' obligations of 5¼% Convertible Senior Subordinated Notes due 2009 and 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES) were converted into L-3 Holdings' common stock during 2004. L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of and conversions into L-3 Holdings' equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 20 for additional information.

Principles Of Consolidation:    The consolidated financial statements of the Company include all wholly-owned and significant majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have voting control are accounted for by the equity method. Investments over which the Company does not have significant influence and do not have readily determinable fair values are accounted for using the cost method.

Sales And Costs And Expenses Presentation:    The Company presents its sales and costs and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products." Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which primarily require the Company to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Such buyers are predominantly the U.S. Department of Defense and other agencies of the U.S. Government, allied foreign government ministries of defense and defense prime contractors. These contracts are covered by the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction — Type and certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales from contracts with domestic and foreign commercial customers, which also are within the scope of SOP 81-1 and ARB 45. Additionally, certain fixed price contacts require the Company to perform services that are not related to the production of tangible assets which are not covered by SOP- 81-1, and these sales are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition (SAB 104). Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products". Most of these sales are recognized in accordance with SAB 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Security & Detection Systems and Avionics Systems.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

Revenue Recognition:    The substantial majority of the Company's direct and indirect sales to the U.S. Government and certain of the Company's sales to allied foreign governments and commercial customers are within the scope of SOP 81-1, ARB 43 and ARB 45 and sales and profits on them are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the "units-of-delivery" method). Sales and profits on fixed-price production contracts under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

produced, are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost" method). Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Amounts representing contract change orders or claims are included in sales and estimated contract values only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Sales and profits on fixed-price contracts that require us to perform services that are not related to production of tangible assets are recognized in accordance with SAB 104.

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

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours expended at fixed hourly rates plus the cost of materials and other specified costs.

Sales on arrangements that are not within the scope of SOP 81-1, ARB 43 or ARB 45 are recognized in accordance with SAB 104. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. For fixed-price contracts that are not within the scope of SOP 81-1, which the performance of services are not related to production of tangible assets and do not contain measurable units of work performed, sales are recognized on straight-line basis over the contractual service period. For fixed-price service contracts that are not within the scope of SOP 81-1, and contain measurable units of work performed, sales are recognized when the units of work are completed.

Contracts in Process:    Contracts in process include receivables and inventories for contracts that are within the scope of SOP 81-1, ARB 43 and ARB 45, as well as receivables and inventories related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers for all revenue arrangements, net of allowances for uncollectible accounts. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost percentage of completion method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery percentage of completion method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed below in Note 4, the Company's inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs, independent research and development costs and bid and proposal costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as it incurs costs, or milestone payments as it performs work. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

of the related Unbilled Contract Receivables and Inventoried Contract Costs. Milestone payments that have been received in excess of contract costs and estimated profits on revenue arrangements are reported on the Company's balance sheet as a component of current liabilities as Billings in Excess of Costs and Estimated Profits. Customer Advances are reported in the balance sheet as a component of current liabilities.

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

Derivative Financial Instruments:    The Company has entered into interest rate swap agreements and foreign currency forward contracts. Derivative financial instruments also include embedded derivatives. The Company's interest rate swap agreements have been accounted for as fair value hedges. The difference between the variable interest rates paid on the interest rate swap agreements and the fixed interest rate on the debt instrument underlying the swap agreements is recorded as increases or decreases to interest expense. Upon termination of an interest rate swap agreement, the cash received or paid that relates to the future value of the swap agreements at the termination date is a deferred gain or loss, which is recognized as a decrease or increase to interest expense over the remaining term of the underlying debt instrument. Foreign currency forward contracts are accounted for as cash flow hedges. Gains and losses on foreign currency forward contracts are recognized in earnings when the underlying hedged transaction within contracts in process affects earnings. The embedded derivatives related to the issuance of the Company's debt are recorded at fair value with changes reflected in the statement of operations.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of operating income.

Debt Issue Costs:    Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using a method that approximates the effective interest method.

Identifiable Intangible Assets:    Identifiable intangible assets represent assets acquired as part of the Company's business acquisitions and include customer relationships, technology and non-compete agreements. Effective January 1, 2002, the initial measurement of these intangible assets has been based on their fair values. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgements regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. Identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 5 to 20 years.

Goodwill:    Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. The

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment based on their estimated fair values using discounted cash flows valuation at the beginning of each year, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 40 years except for goodwill related to acquisitions consummated after June 30, 2001. Prior to the adoption of SFAS 142, the Company evaluated the carrying amount of goodwill by reference to current and estimated profitability and undiscounted cash flows.

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

Research and Development:    Independent research and development costs sponsored by the Company include bid and proposal costs, and relate to both U.S. Government products and services and those for commercial and foreign customers. The independent research and development (IRAD) and bid and proposal costs (B&P) for the Company's businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from the scope of SFAS No. 2, Accounting for Research and Development Costs (SFAS 2). In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company includes IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs for the Company's businesses that are not U.S. Government contractors are expensed as incurred in accordance with SFAS 2.

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are not accounted for as research and development expenses in accordance with SFAS 2, and are also not indirect contract costs. Instead, these costs are direct contract costs and are expensed when the corresponding revenue is recognized, which is generally as the research and development services are performed. Customer-funded research and development costs are substantially all incurred under cost-reimbursable type contracts with the U.S. Government.

Computer Software Costs:    The Company's software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to products of the Company's commercial businesses. Capitalized software development costs, net of accumulated amortization, was $34,557 at December 31, 2004 and $29,990 at December 31, 2003, and is included in Other Assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $7,760 for 2004, $6,917 for 2003 and $5,209 for 2002.

Stock-Based Compensation:    The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of the fair value of L-3 Holdings' stock at the grant

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees amortized over the vesting period of the grants. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. As discussed below in Recently Issued Accounting Standards, SFAS 123 was revised in December 2004.

The table below presents the "as reported" net income and L-3 Holdings earnings per share (EPS) and the "pro forma" net income and L-3 Holdings EPS that the Company would have reported if the Company had elected to recognize non-cash compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$381,880	$277,640	$178,097
Pro forma	358,776	259,997	160,079
L-3 Holdings Basic EPS:
As reported	$3.54	$2.89	$2.05
Pro forma	3.33	2.71	1.84
L-3 Holdings Diluted EPS:
As reported	$3.33	$2.62	$1.90
Pro forma	3.13	2.47	1.72

The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 14.

Product Warranties:    Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates.

Recently Issued Accounting Standards:    In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This standard replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to adopt the provisions of SFAS 123R for the interim period ending September 30, 2005. The Company is currently assessing the provisions of SFAS 123R. The Company previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which is not currently recognized in the Company's financial statements. In accordance with SFAS 123, the Company discloses pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. See "Stock-Based Compensation" above for a further discussion of the Company's accounting for stock-based employee compensation and disclosure of pro forma historical net income and earnings per share.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on the Company's deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on the Company's income tax returns. While the Company has not completed its evaluation of the net impact of the American Jobs Creation Act, the Company believes that the benefit from the phase-in of the OPA deduction will be substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. The Company does not expect that the other provisions included in the American Jobs Creation Act will have a significant impact on the Company's financial position, results of operations or cash flows.

On September 30, 2004, the EITF reached a consensus on issue No. 04-8, The Effect of Contingently, Convertible Debt on Diluted Earnings per Share. See Note 12 for a description of EITF No. 04-8 and its impact on the Company's results of operations.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a federal subsidy to employers who sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 21, 2005, the Centers for Medicare and Medical Services (CMS) released final regulations implementing the Act. The Company has not determined the possible effect of the final regulations on its accumulated postretirement benefit obligation. In May of 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

provided by the Act. In accordance with FSP 106-2 the Company has accounted for the effect of the Act on a preliminary basis and disclosed the effect in Note 16 of these audited consolidated financial statements.

Reclassifications:    Effective January 1, 2004, the Company combined its explosives detection systems (EDS) business into L-3 Security and Detection Systems, its IMC business into L-3 Government Services, Inc., the EMP business into its ESSCO business and the Apcom business into its Communication Systems-East business (2004 Business Realignments). As a result of the 2004 Business Realignments, reclassifications between "Contracts, primarily U.S. Government" and "Commercial, primarily products" have been made to the prior period sales and operating income amounts, however, since EDS was primarily a U.S. Government contracting business prior to 2003, the sales and operating income for EDS were not reclassified for 2002 and 2001. Specifically, $96,456 of 2003 sales, $9,070 of 2002 sales, $26,293 of 2003 operating income and $6,149 of 2002 operating loss was reclassified from "Contracts, primarily U.S. Government" to "Commercial, primarily products." Additionally, $30,645 of 2003 sales, $9,239 of 2002 sales, $2,126 of 2003 operating income and $7,432 of 2002 operating loss was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government." The 2004 Business Realignments and related reclassifications did not result in any changes to the Company's consolidated results of operations, financial position or cash flow.

3.    Acquisitions

    2004 Business Acquisitions

During 2004, in separate transactions, the Company acquired 11 businesses, for an aggregate purchase price of $434,673 in cash, plus acquisition costs. Based on preliminary purchase price allocations, the goodwill recognized for these business acquisitions was $366,529, of which $110,810 is expected to be deductible for income tax purposes. Goodwill of $183,460 was preliminarily assigned to the Secure Communications & ISR segment, $51,639 to the Training, Simulation & Government Services segment, $60,612 to the Aircraft Modernization, O&M and Products segment and $70,818 to the Specialized Products segment. The 2004 business acquisitions were financed with cash on hand. The purchase prices for Beamhit LLC, AVISYS, Inc., D.P. Associates, Inc., Cincinnati Electronics, Inc., BAI Aerosystems, Inc. and L-3 Electronic Systems are subject to adjustment based on the closing date net assets or net working capital of the respective acquired business. The Company completed the business acquisitions listed below during 2004:

•	Substantially all of the assets and certain specified liabilities of Beamhit LLC on May 13, 2004, for $40,000 in cash, plus additional consideration contingent upon the financial performance of Beamhit for the years ending December 31, 2005, 2006 and 2007. Any such additional consideration will be accounted for as goodwill. Beamhit is a developer and supplier of laser marksmanship training systems, and adds a series of new products to the Company's expanding role in readiness training and simulation products and services;

•	Substantially all of the assets and liabilities of Brashear, LP on June 14, 2004, for $36,290 in cash. Brashear is a developer and supplier of complex electro-optical systems, including laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems and laser beam directors for military and international customers. Brashear adds new capabilities to the Company's role in advanced optics;

•	Substantially all of the assets and liabilities of the Commercial Infrared business of Raytheon Company (Raytheon) on November 9, 2004, for $44,212 in cash. The business was renamed L-3 Communications Infrared Products (Infrared Products). Infrared Products is a leading producer of uncooled thermal imaging products for the public safety, fire and rescue, security, transportation and industrial markets;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

•	All of the outstanding stock of Cincinnati Electronics, Inc. on December 9, 2004, for $176,438 in cash. Cincinnati Electronics designs and manufactures a range of infrared (IR) detectors, imaging sensors, missile warning systems, space launch vehicle products and spacecraft electronics;

•	All of the outstanding stock of the Canadian Navigation Systems and Space Sensors System business of Northrop Grumman on December 30, 2004, for $65,000 in cash. The business was renamed L-3 Electronics Systems (LES). LES designs, develops and integrates electronic products and systems for aviation and ground vehicles, primarily in Canada and the United States; and

•	AVISYS, Inc., the General Electric Driver Development (GEDD) business, Bay Metals and Fabrication, Inc., BAI Aerosystems (BAI), certain video security product lines of Sarnoff Corporation and D.P. Associates, Inc. for an aggregate purchase price of $72,733 in cash, plus additional consideration, expected not to exceed $31,500, which is contingent upon the financial performance for certain of these acquired businesses for the years ending December 31, 2005 and 2006.

    2003 Business Acquisitions

Vertex Aerospace.    On December 1, 2003, the Company acquired Vertex Aerospace LLC (Vertex). In May of 2004, the Company and the seller of Vertex Aerospace agreed to a final purchase price of $664,750, based on the closing date net assets of Vertex Aerospace. The final purchase price, excluding acquisition costs, represents an $11,500 increase to the contractual consideration paid prior to May of 2004. Based on the final purchase price allocation for Vertex, goodwill of $498,643 was assigned to the Aircraft Modernization, O&M and Products segment and approximately $440,362 is expected to be deductible for income tax purposes. Vertex is a leading provider of aerospace and other technical services to the U.S. Department of Defense and other U.S. Government agencies. Vertex's services include logistics support, modernization and maintenance for fixed and rotary wing aircraft, supply chain management and pilot training. Vertex's engineering and technical staff support tactical, cargo and utility aircraft and other defense-related platforms.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The table below presents a summary of the final purchase price allocation for Vertex, which includes the final appraisals and other valuations of fair values of the assets acquired and liabilities assumed on the closing date of the acquisition (December 1, 2003).

Cash	$2,187
Contracts in process	163,494
Deferred income taxes	14,059
Other current assets	1,490
Property, plant and equipment	28,563
Goodwill	498,643
Intangible assets	49,335
Deferred income taxes	939
Total assets acquired	758,710
Current liabilities	79,624
Long-term liabilities	11,114
Total liabilities assumed	90,738
Net assets acquired	$667,972

During 2003, in separate transactions, the Company also acquired five businesses for an aggregate consideration of $353,611 in cash, plus acquisition costs. These acquisitions were financed with cash on hand. Based on the final purchase price allocations, the goodwill recognized for these business acquisitions was $315,582, of which $300,631 is expected to be deductible for income tax purposes. Goodwill of $44,603 was assigned to the Secure Communications & ISR segment, $246,430 was assigned to the Aircraft Modernization, O&M and Products segment and $24,549 was assigned to the Specialized Products segment. The Company completed the business acquisitions listed below during 2003:

•	Certain defense and aerospace assets of IPICOM, Inc. (IPICOM) on December 10, 2003. This acquisition adds innovative optical networking technology to the Company's existing and growing ISR and secure communications businesses;

•	The net assets of the Military Aviation Services (MAS) business of Bombardier, Inc. on October 31, 2003. MAS provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft, and the refurbishment and modernization of selected commercial aircraft. Its customers include the Canadian Armed Forces, the DoD, aerospace and defense prime contractors and foreign military organizations;

•	All of the outstanding common stock of Klein Associates, Inc. (Klein), a business unit of OYO Corporation of Japan, on September 30, 2003. Klein designs, manufactures and supports side-scan sonar, sub-bottom profilers and related instruments and accessories for undersea search and survey, including intrusion detection systems for port security applications. Klein provides complimentary product capabilities, which the Company has integrated into L-3's port and maritime security systems offerings. Klein is also synergistic with the Company's acoustic undersea warfare products;

•	All of the outstanding common stock of Aeromet, Inc. (Aeromet), on May 30, 2003. Aeromet designs, develops and integrates infrared and optical systems for airborne ISR. The acquisition advances the Company's strategy to expand its electro-optical and infrared product lines and provides the Company with the ability to apply Aeromet's technology to L-3's current ISR products; and

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

    2002 Business Acquisitions

Aircraft Integration Systems.    On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems (AIS), a division of Raytheon Company (Raytheon), for approximately $1,148,700 in cash, which includes $1,130,000 for the original contract purchase price, and an increase to the contract purchase price of approximately $18,700 related to additional net assets received at closing, plus acquisition costs. Following the acquisition, the Company changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on the IS closing date net tangible book value, as defined in the asset purchase agreement. Based on the purchase price allocation for IS, the goodwill recognized was $765,879, of which $514,728 is expected to be deductible for income tax purposes. Goodwill of $520,798 was assigned to the Secure Communications & ISR segment and $245,081 was assigned to the Aircraft Modernization, O&M and Products segment. The Company acquired IS because it is a long-standing supplier of critical communication and signal intelligence and unique sensor systems for special customers within the U.S. Government.

The Company is continuing its discussions with Raytheon regarding the adjustment of the purchase price for the acquisition of AIS. The AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon are in the formal process of settling the disagreement and engaging a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

During 2002, in separate transactions, the Company also acquired ten businesses for an aggregate consideration of $572,735, plus acquisition costs. Based on the final purchase price allocations, the goodwill recognized for the business acquisitions was $412,237, of which $76,193 is expected to be deductible for income tax purposes. Goodwill of $36,435 was assigned to the Secure Communications & ISR segment, $110,376 was assigned to the Training, Simulation & Government Services segment and $265,426 was assigned to the Specialized Products segment. The Company completed the business acquisitions listed below during 2002.

•	All of the outstanding common stock of the detection systems business of PerkinElmer (Detection Systems) on June 14, 2002. Detection Systems offers X-ray screening for several major security applications, including: (1) aviation systems for checked and oversized baggage, break bulk cargo and air freight; (2) port and border applications including pallets, break bulk and air freight; and (3) facility protection, such as parcels, mail and cargo. Detection Systems has a broad range of systems and technology. Detection Systems' customer base includes major airlines and airports, a number of domestic agencies, such as the U.S. Customs Service, U.S. Marshals Service, U.S. Department of Agriculture and U.S. Department of State, and international authorities throughout Europe, Asia and South America;

•	All of the outstanding common stock of Telos Corporation (Telos), a business incorporated in California, which provides software development for command, control and communications and other related services for military and national security requirements, on July 19, 2002;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

•	All of the outstanding common stock of ComCept, Inc. (ComCept), a company with network-centric warfare capabilities, including requirements development, modeling, simulation, communications and systems development and integration for ISR, on July 31, 2002;

•	All of the outstanding common stock of Technology, Management and Analysis Corporation (TMA), a provider of professional services to the DoD, primarily in support of the Naval surface and combat fleet, on September 23, 2002. The core competencies of TMA include engineering, logistics, ship test and trials, network engineering and support and hardware and software products;

•	The net assets of Northrop Grumman's Electron Devices and Displays-Navigation Systems-San Diego businesses on October 25, 2002. Electron Devices is a supplier of microwave power devices to major prime contractors on key military programs, including missile seekers, aircraft navigation and landing systems, airborne and ground radar and electronic warfare and communications systems. Following the acquisition, the Company changed the name of Electron Devices to L-3 Communications Electron Devices (Electron Devices). Displays-Navigation Systems is a supplier of ruggedized displays and computer and electronic systems for both military and commercial applications. Following the acquisition, the Company changed the name of Displays-Navigation Systems to L-3 Communications Ruggedized Command and Control Solutions (Ruggedized Command & Control);

•	All of the outstanding common stock of Wolf Coach, Inc. (Wolf Coach), a producer of mobile communications vehicles, which are sold to customers in the television industry, the military and to the homeland defense market, on November 1, 2002. The acquisition is subject to additional purchase price not to exceed $1,350 which is contingent upon the financial performance of Wolf Coach for the fiscal year ending October 31, 2005. Any such additional consideration will be accounted for as goodwill;

•	All of the outstanding common stock of International Microwave Corporation (IMC), a global communications company that provides wireless communications, network support services, information technology, defense communications and enhanced surveillance systems, on November 8, 2002;

•	All of the outstanding common stock of Westwood Corporation (Westwood), a supplier of shipboard power control, switchgear and power distribution systems to the United States Navy, Army, Air Force and Coast Guard, on November 13, 2002;

•	All of the outstanding common stock of Wescam Inc. (Wescam), a designer and manufacturer of systems for defense applications that capture images from mobile platforms and transmit them in real time to tactical command centers for interpretation and for commercial broadcast applications to production facilities; and

•	All of the outstanding common stock of Ship Analytics, Inc. (Ship Analytics), a producer of crisis management software that provides command and control for homeland security applications, on December 19, 2002. Ship Analytics also designs, manufactures and operates real-time simulation systems for critical shipboard operations for commercial maritime and naval customers. The acquisition is subject to additional purchase price not to exceed $4,500, which is contingent upon the financial performance of Ship Analytics for the year ending December 31, 2005. Any such additional consideration will be accounted for as goodwill.

Additionally, during the years ended December 31, 2004, 2003 and 2002, the Company purchased other businesses, which, individually and in the aggregate, were not material to the Company's consolidated results of operations, financial position or cash flows in the year acquired.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Substantially all of the acquisitions were initially financed with cash on hand or borrowings under the Company's bank credit facilities.

All of the business acquisitions are included in the Company's results of operations from their respective effective dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Beamhit, Brashear, AVISYS, GEDD, Bay Metals Infrared Products, Cincinnati Electronics, LES, D.P. Associates and BAI, all of which were acquired in 2004, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, identifiable intangibles, goodwill, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the preliminary purchase price allocations in 2005. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material.

    Unaudited Pro Forma Statement of Operations Data

Assuming the business acquisitions the Company completed during 2004 occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $7,184,700, $381,100 and $3.32, respectively, for the year ended December 31, 2004.

Assuming the business acquisitions the Company completed during 2004 and 2003 occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $6,160,800, $291,200 and $2.74, respectively, for the year ended December 31, 2003.

Assuming the business acquisitions the Company completed during 2003 and 2002 occurred on January 1, 2002, the unaudited pro forma sales, income before cumulative effect of a change in accounting principle, net income and diluted earnings per share would have been approximately $5,474,500, $198,500, $174,100 and $1.74, respectively, for the year ended December 31, 2002.

The pro forma results disclosed in the preceding paragraphs are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed the acquisitions on January 1, 2002, January 1, 2003 and January 1, 2004.

    Business Acquisitions Completed After the Balance Sheet Date

On February 3, 2005, the Company acquired substantially all of the Marine Controls division of CAE. The remaining business operations of the Marine Controls division will be acquired following the receipt of required approvals. On February 25, 2005, the Company acquired the Propulsion Systems business unit of General Dynamics. On February 28, 2005, the Company acquired the Electron Dynamic Devices business of the Boeing Company. The aggregate purchase price paid in cash for these business acquisitions was $471,807. The Company financed these acquisitions using cash on hand.

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

	December 31,
	2004	2003
Billed receivables, less allowances of $16,541 and $25,221	$781,931	$637,254
Unbilled contract receivables	810,720	676,604
Less: unliquidated progress payments	(179,276)	(193,672)
Unbilled contract receivables, net	631,444	482,932
Inventoried contract costs, gross	432,741	353,247
Less: unliquidated progress payments	(50,927)	(17,624)
Inventoried contract costs, net	381,814	335,623
Inventories at lower of cost or market	183,838	159,539
Total contracts in process	$1,979,027	$1,615,348

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts that have been recorded as sales, which have not yet been billed to customers. The majority of unbilled contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by the total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. To a lesser extent, unbilled contract receivables also arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers. The Company believes that approximately 89% of the unbilled contract receivables at December 31, 2004 will be billed and collected within one year.

Unliquidated Progress Payments.    Unliquidated progress payments arise from fixed price-type contracts with the U.S. Government that contain progress payment clauses, and represent progress payment invoices which have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 75% to 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. Therefore, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost POC method, and against inventoried contract costs if revenue is recorded using the units-of-delivery POC method.

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's Inventoried Contract Costs include selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to U.S. Government contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

revenue arrangements with the U.S. Government, pursuant to U.S. Government procurement regulations. The Company accounts for SG&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses, and charges them to costs of sales when sales are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related revenue arrangement (contract).

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

	Year Ended December 31,
	2004	2003	2002
Amounts included in inventoried contract costs at beginning of period	$38,024	$52,253	$19,970
Add: Amounts included in acquired inventoried contract costs	5,555	—	34,417
Amounts incurred during the period(1)	582,933	485,694	430,622
Less: Amounts charged to costs and expenses during the period	(582,848)	(499,923)	(432,756)
Amounts included in inventoried contract costs at end of period	$43,644	$38,024	$52,253

(1)	Incurred costs include IRAD and B&P costs of $149,388 for 2004, $129,366 for 2003, and $124,248 for 2002.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at lower of cost or market at December 31, 2004 and 2003.

	2004	2003
Finished goods	$42,577	$44,254
Work in process	51,302	49,559
Raw materials, components and sub-assemblies	89,959	65,726
Total	$183,838	$159,539

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Goodwill.    The table below presents the changes in goodwill allocated to each of our reportable segments during the year ended December 31, 2004.

	Secure Communications & ISR	Training, Simulation & Government Services	Aircraft Modernization, O&M and Products	Specialized Products	Consolidated Total
Balance January 1, 2004	$726,880	$511,651	$1,350,818	$1,063,087	$3,652,436
Business acquisitions	193,739	52,414	78,300	77,925	402,378
Balance December 31, 2004	$920,619	$564,065	$1,429,118	$1,141,012	$4,054,814

During the year ended December 31, 2004, goodwill was increased by a total of $402,378, which was comprised of (i) $366,529 for business acquisitions completed during the year ended December 31, 2004, (See Note 3) (ii) $36,034 for increases to purchase price payments for certain business acquisitions completed prior to January 1, 2004, related to the final closing date net assets and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) a decrease of $185 primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to January 1, 2004.

Identifiable Intangible Assets.    The gross carrying amount and accumulated amortization balances of the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$164,041	$17,709	$146,332
Technology	43,595	5,303	38,292
Non-compete agreements	2,000	820	1,180
Total	$209,636	$23,832	$185,804

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$154,770	$6,519	$148,251
Technology	14,500	2,325	12,175
Non-compete agreements	2,000	270	1,730
Total	$171,270	$9,114	$162,156

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The Company recorded amortization expense for its identifiable intangible assets of $14,718 for 2004, $6,610 for 2003 and $1,337 for 2002. Based on gross carrying amounts at December 31, 2004, the Company's estimate for identifiable intangible assets amortization expense for the years ending December 31, 2005 through 2009 are presented in the table below.

Year Ending December 31,	Estimated Amortization Expense
2005	$20,629
2006	19,978
2007	18,732
2008	16,381
2009	15,110

6.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	December 31,
	2004	2003
Accrued product warranty costs	$49,816	$41,184
Estimated cost in excess of estimated contract value to complete contracts in process in a loss position	49,695	52,063
Accrued interest	29,871	25,898
Aggregate purchase price payable for acquired businesses	9,648	28,331
Notes payable and capital lease obligations	—	9,312
Deferred revenues	5,019	7,850
Current portion of net deferred gains from terminated interest rate swap agreements	3,284	4,246
Other	43,080	47,738
Total other current liabilities	$190,413	$216,622

The components of other liabilities are presented in the table below.

	December 31,
	2004	2003
Non-current portion of net deferred gains from terminated interest rate swap agreements	$21,928	$29,224
Accrued workers compensation	19,401	14,549
Long-term deferred tax liabilities	7,990	—
Fair value of interest rate swap agreements	2,036	—
Notes payable and capital lease obligations	13,911	1,485
Non-current portion of accrued product warranty costs	—	4,630
Other non-current liabilities	63,467	51,763
Total other liabilities	$128,733	$101,651

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The table below presents the changes in the Company's accrued product warranty costs for the year ended December 31, 2004.

Balance at January 1, 2004	$45,814
Acquisitions during this period	3,003
Accruals for product warranties issued during the period	19,856
Accruals for product warranties existing before January 1, 2004(1)	3,518
Settlements made during the period	(22,375)
Balance at December 31, 2004	$49,816

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2004.

7.    Property, Plant and Equipment

	December 31,
	2004	2003
Land	$35,399	$35,668
Buildings and improvements	207,855	147,860
Machinery, equipment, furniture and fixtures	465,214	417,978
Leasehold improvements	143,366	138,654
Gross property, plant and equipment	851,834	740,160
Less: accumulated depreciation and amortization	(294,862)	(220,411)
Property, plant and equipment, net	$556,972	$519,749

Depreciation expense for property, plant and equipment was $91,541 for 2004, $77,340 for 2003, and $66,230 for 2002.

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2004	2003
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8% Senior Subordinated Notes due 2008	—	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
5 7/8% Senior Subordinated Notes due 2015	650,000	—
	2,200,000	1,750,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	—	298,370
4% Senior Subordinated Convertible Contingent Debt Securities due 2011	—	420,000
Principal amount of long-term debt	2,200,000	2,468,370
Less: Unamortized discounts	(8,158)	(11,070)
Fair value of interest rate swap agreements	(2,036)	—
Carrying amount of long-term debt	$2,189,806	$2,457,300

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

L-3 Communications

At December 31, 2004, the Company's Senior Credit Facilities were comprised of a $500,000 five-year revolving credit facility maturing on May 15, 2006 and a $250,000 364-day revolving facility. The 364-day revolving credit facility expired on February 22, 2005.

At December 31, 2004, available borrowings under the Company's Senior Credit Facilities were $677,521, after reductions for outstanding letters of credit of $72,479. There were no outstanding borrowings under the Senior Credit Facilities at December 31, 2004.

On March 9, 2005, the Company entered into a new five-year senior revolving credit facility (the New Senior Credit Facility) maturing on March 9, 2010 and allowing for total aggregate borrowings of up to $1,000,000. At March 9, 2005, available borrowings under our new senior credit facility were approximately $906,000, after reductions for outstanding letters of credit of approximately $94,000. At the time the Company entered into this facility, the existing senior credit facility was terminated.

Borrowings under the New Senior Credit Facility bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America "prime rate" (as defined) plus a spread ranging from 0.75% to 0.00% per annum depending on L-3 Communications' Debt Rating at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 1.75% to 0.625% per annum depending on L-3 Communications' Debt Rating at the time of determination. The Debt Rating is based on the ratings as determined by Standard & Poor's Ratings Services, Moody's Investors Service, Inc. and Fitch Ratings of the Company's non-credit-enhanced, senior unsecured long-term debt.

L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the New Senior Credit Facility at a rate ranging from 0.375% to 0.125% per annum, depending on L-3 Communications' Debt Rating in effect at the time of determination. L-3 Communications pays letter of credit fees calculated at a rate ranging from 1.3125% to 0.46875% per annum for performance and commercial letters of credit and 1.75% to 0.625% for financial letters of credit, in each case depending on L-3 Communications' Debt Rating at the time of determination.

On November 12, 2004, L-3 Communications sold $650,000 of 5 7/8% Senior Subordinated Notes due January 15, 2015 (2004 Notes) with interest payable semi-annually on January 15 and July 15 of each year commencing January 15, 2005. The net cash proceeds from this offering amounted to approximately $639,000 after deducting commissions and other offering expenses and were used to redeem the Company's 8% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents. The 2004 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after January 15, 2010, the 2004 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 102.938% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning January 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on January 15, 2013 and thereafter. Prior to January 15, 2008, L-3 Communications may redeem up to 35% of the 2004 Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount (plus accrued and unpaid interest).

On November 12, 2004, L-3 Communications initiated a full redemption of all of its outstanding $200,000 aggregate principal amount of 8% Senior Subordinated Notes due 2008 (December 1998 Notes). Such notes were redeemed by L-3 Communications at a redemption price of 102.667% of the principal amount thereof, plus accrued and unpaid interest. This redemption was completed on December 13, 2004. In connection with the early redemption of the December 1998 Notes, the Company recorded a pre-tax

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

debt retirement charge of $4,969. The change was comprised of premiums of $5,334 and $2,751 to write off the remaining balance of unamortized debt issue costs relating to these notes, partially offset by a gain of $3,116 to recognize the remaining balance of the deferred gain on the terminated interest rate swap agreements relating to these notes.

On December 22, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due January 15, 2014 (December 2003 Notes) at a discount of $7,372. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The effective interest rate of the December 2003 Notes is 6.31% per annum. Interest is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $390,000 after deducting the discounts, commissions and other offering expenses and were used to repay $275,000 of borrowings outstanding under the Senior Credit Facilities and to increase cash and cash equivalents. The December 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after January 15, 2009, the December 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning January 15, 2009 and declining annually to 100% of principal (plus accrued and unpaid interest) on January 15, 2012 and thereafter. Prior to January 15, 2007, L-3 Communications may redeem up to 35% of the December 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1,840. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The effective interest rate of the May 2003 Notes is 6.17% per annum. Interest is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $391,000 after deducting discounts, commissions and other offering expenses and were used to redeem the 8½% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents. The May 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after July 15, 2008, the May 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning July 15, 2008 and declining annually to 100% of principal (plus accrued and unpaid interest) on July 15, 2011 and thereafter. Prior to July 15, 2006, L-3 Communications may redeem up to 35% of the May 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

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

In June of 2002, L-3 Communications sold $750,000 of 7 5/8% Senior Subordinated Notes due June 15, 2012 (June 2002 Notes) with interest payable semi-annually on June 15 and December 15 of each year. The net proceeds from this offering and the concurrent sale of common stock by L-3 Holdings (see Note 10) were used to (i) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

bridge loan facility, (ii) repay the indebtedness outstanding under the Company's Senior Credit Facilities, (iii) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (iv) increase cash and cash equivalents. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter. Prior to June 15, 2005, L-3 Communications may redeem up to 35% of the June 2002 Notes with the proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount (plus accrued and unpaid interest).

In June of 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. During 2002, the Company recorded a pre-tax charge of $16,187, comprised of premiums, fees and other transaction costs of $12,469 and $3,718 to write-off the remaining balance of unamortized debt issue costs relating to these notes.

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

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates
March 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	Six-Month USD LIBOR(1)	1.55%	January 15 and July 15

(1)	The six-month USD LIBOR interest rate was 2.78% on December 31, 2004, 2.20% on September 30, 2004, 1.94% on June 30, 2004 and 1.16% on March 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The table below presents the Company's terminated interest rate swap agreements activity through December 31, 2004.

					Cash Proceeds Received at Termination(1)			December 31, 2004
Inception Date	Termination Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(2)	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total	Cumulative Recognized Deferred Gain (Loss)(5)	Balance of Unamortized Deferred Gain (Loss)(6)
April 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	2.9%	$542	$(542)	$—	$(15)	$(527)
March 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	3.6%	415	(415)	—	(11)	(404)
July 2003	September 2003	$400,000 of 6 1/8% Senior Subordinated Notes due 2013	$400,000	2.1%	2,687	8,017	10,704	1,024	6,993
March 2003	June 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.4%	1,578	6,727	8,305	1,152	5,575
January 2003	March 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.0%	1,202	5,238	6,440	1,015	4,223
June 2002	September 2002	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.1%	1,762	12,173	13,935	2,821	9,352
November 2001	August 2002	$180,000 of 8½% Senior Subordinated Notes due 2008	$180,000	5.3%	1,186	(559)	627	(559)	—
July 2001	June 2002	$200,000 of 8% Senior Subordinated Notes due 2008	$200,000	3.9%	3,446	5,229	8,675	5,229	—
					$12,818	$35,868	$48,686	$10,656	$25,212

(1)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.

(2)	Represents the average variable interest rate L-3 paid for the interest payment period in which the interest rate swap agreements were terminated.

(3)	Represents the interest expense reduction for the interest payment period in which the interest rate swap agreements were terminated.

(4)	Represents the mark-to-market value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.

(5)	Represents the cumulative amount of deferred gain (loss) recognized as a reduction (increase) to interest expense through December 31, 2004.

(6)	The current portion of unamortized deferred gains at December 31, 2004, aggregating $3,284, is included in other current liabilities. The remaining $21,928 is included in other liabilities.

L-3 Holdings

On October 5, 2004, L-3 Holdings announced a full redemption of all the $420,000 of its 4.00% Senior Subordinated Convertible Contingent Debt Securities (CODES) due 2011, which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419,785 of the principal amount of CODES exercised their conversion rights and converted such CODES into 7,800,797 shares of L-3 Holdings common stock. The remaining $215 of the CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004. As a result of the conversions and redemptions, L-3's principal amount of long-term debt decreased by $418,219 and shareholders' equity increased by $430,431, including the transfer of the related deferred tax liability of $21,398 and unamortized debt issue costs of $8,960 to additional paid-in-capital.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

On December 22, 2003, L-3 Holdings announced a full redemption of $300,000 of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1,630 of the Convertible Notes had exercised their conversion rights and converted such notes into 40,000 shares of L-3 Holdings common stock. On January 9, 2004, holders of $298,183 of the Convertible Notes exercised their conversion rights and converted such notes into 7,317,327 shares of L-3 Holdings common stock. The remaining $187 of Convertible Notes were redeemed on January 12, 2004 for cash. As a result of these conversions and redemptions, L-3's principal amount of long-term debt decreased by $298,370 and shareholders' equity increased by $292,319 in January 2004 compared to December 31, 2003.

Covenants

The New Senior Credit Facilities and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, incur liens, make investments, merge or consolidate, dispose of assets, or pay dividends. The Company is in compliance with those covenants in all material respects. The Company's New Senior Credit Facility contains covenants that require that (i) the Company's Consolidated Leverage Ratio be less than or equal to 4.0 to 1.0, (ii) the Company's Consolidated Senior Leverage Ratio be less than or equal to 3.0 to 1.0 and (iii) the Company's Consolidated Interest Coverage Ratio be greater than or equal to 3.0 to 1.0. Calculations of the Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio and Consolidated Interest Coverage Ratio are to take into account acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period.

The Consolidated Leverage Ratio is defined as the ratio of Consolidated Funded Indebtedness, minus the lesser of actual unrestricted domestic cash balances in excess of $25,000 and $250,000, to Consolidated EBITDA. Consolidated Funded Indebtedness is equal to the sum of (1) outstanding indebtedness for borrowed money or for preferred stock accounted for as indebtedness (which is referred to under the New Senior Credit Facility as "disqualified preferred stock"), (2) the deferred purchase price of property or services, (3) capitalized lease obligations and (4) outstanding indebtedness of L-3 Holdings guaranteed by L-3 Communications or its subsidiaries. Consolidated EBITDA is equal to consolidated net income of L-3 Communications (excluding (A) impairment losses incurred on goodwill and other intangible assets or on debt and equity investments, (B) gains or losses incurred on the retirement of debt, (C) extraordinary gains and losses, (D) gains and losses in connection with asset dispositions, and (E) non-cash gains or losses on discontinued operations) for the applicable period, plus consolidated interest expense (including consolidated interest expense of L-3 Holdings for indebtedness guaranteed by L-3 Communications and its subsidiaries), income taxes, depreciation and amortization expense and non-cash stock-based compensation expenses.

The Consolidated Senior Leverage Ratio is defined as the ratio of Consolidated Funded Indebtedness, minus subordinated debt of L-3 Communications and indebtedness of L-3 Holdings that is guaranteed by L-3 Communications on a subordinated basis, to Consolidated EBITDA. The Consolidated Interest Coverage Ratio is defined as the ratio of Consolidated EBITDA to cash interest expense of L-3 Communications and its subsidiaries plus cash interest expense of L-3 Holdings with respect to indebtedness guaranteed by L-3 Communications or any of its subsidiaries.

In addition, the Senior Subordinated Notes indentures contain covenants that restrict the ability of L-3 Communications to incur indebtedness and issue capital stock that matures or is redeemable 91 days or less after the maturity date of such series of notes, and the ability of its restricted subsidiaries to incur indebtedness or issue preferred stock, unless the Company's Fixed Charge Coverage Ratio would have been at least 2.0 to 1.0 on a pro forma basis. The covenants are subject to several exceptions, including an exception for indebtedness under credit facilities up to a specified amount. The Fixed Charge Coverage

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Ratio is defined as the ratio of Consolidated Cash Flow to Fixed Charges of L-3 Communications and its restricted subsidiaries. Consolidated Cash Flow is equal to the consolidated net income of L-3 Communications, plus extraordinary losses, net losses realized upon an asset sale, income taxes of L-3 Communications and its restricted subsidiaries, consolidated interest expense of L-3 Communications and its restricted subsidiaries (whether or not capitalized), depreciation and amortization expense of L-3 Communications and its restricted subsidiaries, and other non-cash expenses of L-3 Communications and its restricted subsidiaries, minus non-cash items not in the ordinary course of business that increased consolidated net income. Fixed Charges are equal to consolidated interest expense of the Company and its restricted subsidiaries (whether or not capitalized), third-party interest expense guaranteed or secured by the Company and its restricted subsidiaries and preferred stock dividends of the Company and its restricted subsidiaries (other than dividends payable in capital stock of L-3 Communications), grossed up for taxes. Calculations of the Fixed Charge Coverage Ratio are to take into account incurrence, assumption or redemption of indebtedness and acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period and are to exclude Consolidated Cash Flow from discontinued operations and businesses disposed of and related Fixed Charges under non-continuing obligations.

The New Senior Credit Facility limits the ability of L-3 Communications to pay dividends to and make investments in L-3 Holdings. However, the New Senior Credit Facility permits L-3 Communications to:

•	fund payments of interest on indebtedness of L-3 Holdings and to fund payments of dividends on disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the proceeds received by L-3 Holdings from the issuance of such indebtedness or disqualified preferred stock have been invested by L-3 Holdings in L-3 Communications;

•	fund payments and prepayments of principal of indebtedness of L-3 Holdings and to fund optional and mandatory redemptions of disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the amount of such fundings does not exceed the aggregate amount of investments made by L-3 Holdings in L-3 Communications with the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 that is guaranteed by L-3 Communications;

•	pay regularly scheduled dividends on disqualified preferred stock issued by L-3 Communications;

•	redeem disqualified preferred stock issued by L-3 Communications so long as the amount of such redemptions does not exceed the aggregate proceeds received by L-3 Communications from the issuance of disqualified preferred stock;

•	pay other dividends on and make other redemptions of its equity interests (including for the benefit of L-3 Holdings) and make other investments in L-3 Holdings, so long as no default or event of default has occurred and is continuing, up to an aggregate amount of $1,000,000, increased (or decreased) quarterly by an amount equal to 50% of the consolidated net income (or deficit) of L-3 Communications for the quarter, plus (1) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications, plus (2) 100% of the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications and the indebtedness or disqualified preferred stock is not guaranteed by L-3 Communications, plus (3) 100% of the proceeds of any issuances of capital stock (other than disqualified preferred stock) by L-3 Communications after March 9, 2005, minus (4) the aggregate amount of subordinated debt of L-3 Communications

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

prepaid after March 9, 2005 (other than in connection with a refinancing) in excess of the aggregate proceeds received from the issuance of subordinated debt by L-3 Communications after March 9, 2005 (other than in connection with a refinancing).

The New Senior Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $40,000 and those defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured after 10 days. The Senior Subordinated Notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10,000 in aggregate principal amount of those obligations.

In addition, the Senior Subordinated Notes indentures contain provisions that limit the ability of L-3 Communications to pay dividends to L-3 Holdings and make investments in L-3 Holdings, subject to exceptions. The indentures permit L-3 Communications to make such restricted payments so long as it would be able to incur at least one dollar of additional indebtedness under the Fixed Charge Coverage Ratio test described above and meets other conditions. Assuming the New Senior Credit Facility had been in effect at December 31, 2004, the restricted payments provisions therein would have been more restrictive as of such date than the other conditions contained in the Senior Subordinated Notes indentures.

Subordination and Guarantees

The borrowings under the New Senior Credit Facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes rank pari passu with one another and are junior to the guarantees of the New Senior Credit Facility.

In the event that the long-term debt rating of L-3 Communications is reduced below BBB−, or the equivalent, by two of the three rating agencies, Standard & Poor's Ratings Services, Moody's Investors Service, Inc. or Fitch Ratings, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their material wholly-owned foreign subsidiaries, in favor of the lenders under the New Senior Credit Facility.

9.    Financial Instruments

Fair Value of Financial Instruments.    At December 31, 2004 and 2003, the Company's financial instruments consisted primarily of cash and cash equivalents, billed receivables, notes receivable, equity securities, trade accounts payable, customer advances, Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes, CODES, foreign currency forward contracts, interest rate swap agreements and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable, Senior Credit Facilities, and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The Company's investments in nonreadily marketable securities are stated at estimated fair value, which is generally equal to historical cost, except for those that have

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

experienced other-than-temporary impairments. The Senior Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the Convertible Notes and CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on exchange rates at December 31, 2004 and 2003. The fair values of the embedded derivatives were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the table below.

	December 31,
	2004	2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable	$2,700	$2,700	$1,200	$1,200
Investments in equity securities accounted for using the cost method	1,528	1,528	3,033	3,033
Senior Subordinated Notes	2,189,806	2,291,750	1,740,923	1,775,375
Convertible Notes	—	—	298,370	375,946
CODES	—	—	418,007	460,950
Foreign currency forward contracts	(2,121)	(2,121)	1,153	1,153
Embedded derivatives	—	—	(2,666)	(2,666)

Interest Rate Risk Management.    The Company has entered into interest rate swap agreements on certain of its Senior Subordinated Notes to take advantage of variable interest rates, which are lower than the fixed rates on those notes. These swap agreements exchanged the fixed interest rate for a variable interest rate on a notional amount equal to either a portion or the entire principal amount of the related notes, were denominated in U.S. dollars and have designated maturities which occurred on the interest payment dates of the related Senior Subordinated Notes. Cash payments received from or paid to the counterparties on the interest rate swap agreements are the difference between the amount that the fixed interest rates are greater than or less than the variable contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate swap agreements. Cash payments or receipts between the Company and counterparties were recorded as a component of interest expense. The Company manages exposure to counterparty credit risk by entering into the interest rate swap agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. See Note 8 for a table of our interest rate swap agreement that was outstanding as of December 31, 2004.

Foreign Currency Exchange Risk Management.    The Company conducts its operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of the Company's U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts and put options. The Company's activities involving foreign currency forward contracts and put options are designed to hedge the foreign denominated cash paid or received, primarily Canadian dollar, Euro, British Pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

There were no foreign currency put option contracts outstanding at December 31, 2004 and 2003. Information with respect to foreign currency forward contracts is presented in the table below.

	December 31,
	2004	2003
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Gain
Foreign currency forward contracts	$126,256	$(2,121)	$71,390	$1,153

10.    L-3 Holdings Common Stock

In 2004, L-3 Holdings' Board of Directors declared four quarterly cash dividends each for $0.10 per share, which aggregated $43,418.

On February 10, 2005, L-3 Holdings' Board of Directors increased its regular quarterly cash dividend by 25% to $0.125 per share, payable on March 15, 2005, to shareholders of record on February 22, 2005.

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

On June 29, 2001, the Company established the L-3 Communications Corporation Employee Stock Purchase Plan (ESPP) and registered 3,000,000 shares of L-3 Holdings common stock, which may be purchased by employees of L-3 Communications Corporation, its U.S. subsidiaries and certain of its foreign subsidiaries through payroll deductions. In general, an eligible employee who participates in the ESPP may purchase L-3 Holdings' common stock at a fifteen percent discount. The Company received $32,931, $26,384 and $17,478 of employee contributions for the ESPP in 2004, 2003 and 2002, respectively. These contributions were recorded as a component of shareholders' equity in the consolidated balance sheet. L-3 Holdings issued 705,178 shares in 2004, 603,599 shares in 2003 and 352,054 shares in 2002 of its common stock to the trustee of the ESPP. In January 2005, the Company issued 322,764 shares of L-3 Holdings' common stock to the trustee of the ESPP relating to contributions received during the period July 1, 2004 to December 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

11.    Accumulated Other Comprehensive Loss

The changes in the Company's accumulated other comprehensive balances for each of the three years ended December 31, 2004 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive Income (loss)
Balance at January 1, 2002	$(2,852)	$(246)	$(163)	$(20,409)	$(23,670)
Period change	65	—	(114)	(45,580)	(45,629)
Balance at December 31, 2002	(2,787)	(246)	(277)	(65,989)	(69,299)
Period change	(245)	—	896	(4,189)	(3,538)
Balance at December 31, 2003	(3,032)	(246)	619	(70,178)	(72,837)
Period change	7,098	246	(1,911)	(5,290)	143
Balance at December 31, 2004	$4,066	$—	$(1,292)	$(75,468)	$(72,694)

12.    L- 3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2004	2003	2002
Basic:
Income before cumulative effect of a change in accounting principle	$381,880	$277,640	$202,467
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(24,370)
Net income	$381,880	$277,640	$178,097
Weighted average common shares outstanding	107,838	96,022	86,943
Basic earnings per share before cumulative effect of a change in accounting principle	$3.54	$2.89	$2.33
Basic earnings per share	$3.54	$2.89	$2.05
Diluted:
Income before cumulative effect of a change in accounting principle	$381,880	$277,640	$202,467
After-tax interest expense savings on the assumed conversion of convertible debt	9,147	20,797	21,315
Income before cumulative effect of a change in accounting principle, including assumed conversion of convertible debt	391,027	298,437	223,782
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(24,370)
Net income, including assumed conversion of convertible debt	$391,027	$298,437	$199,412
Common and potential common shares:
Weighted average common shares outstanding	107,838	96,022	86,943
Assumed exercise of stock options	9,836	7,573	7,750
Assumed purchase of common shares for treasury	(6,731)	(4,888)	(4,642)
Assumed conversion of convertible debt	6,429	15,162	15,165
Common and potential common shares	117,372	113,869	105,216
Diluted earnings per share before cumulative effect of a change in accounting principle	$3.33	$2.62	$2.13
Diluted earnings per share	$3.33	$2.62	$1.90

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Non-Cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted earnings per share (EPS). EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. The Company adopted the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to L-3 Holdings CODES resulted in non-cash reductions to the Company's reported diluted EPS of $0.09 from $2.71 to $2.62 for the year ended December 31, 2003, and $0.03 from $1.93 to $1.90 for the year ended December 31, 2002. See Note 8 above for a discussion of the conversion and redemption of the CODES, which occurred during October 2004.

13.    Income Taxes

Income before income taxes and cumulative effect of a change in accounting principle is summarized in the table below.

	2004	2003	2002
Domestic	$558,998	$404,340	$295,405
Foreign	37,690	29,473	18,618
Income before income taxes and cumulative effect of a change in accounting principle	$596,688	$433,813	$314,023

The components of the Company's current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2004	2003	2002
Current income tax provision:
Federal	$64,065	$36,251	$26,759
State and local	11,436	11,966	1,254
Foreign	15,898	13,209	4,451
Subtotal	91,399	61,426	32,464
Deferred income tax provision (benefit):
Federal	108,621	87,343	63,593
State and local	16,567	9,301	11,568
Foreign	(1,779)	(1,897)	3,931
Subtotal	123,409	94,747	79,092
Total provision for income taxes	$214,808	$156,173	$111,556

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.2	3.4	3.8
Foreign income taxes	(0.7)	0.7	0.2
Foreign sales corporation and extraterritorial income exclusion benefits	(1.2)	(1.5)	(1.9)
Research and experimentation and other tax credits	(1.1)	(1.9)	(2.1)
Other, net	0.8	0.3	0.5
Effective income tax rate	36.0%	36.0%	35.5%

The provision for income taxes excludes current tax benefits related to compensation expense deductions for income tax purposes arising from the exercise of stock options by the Company's employees, which were credited directly to shareholders' equity of $16,657 for 2004, $8,457 for 2003 and $13,303 for 2002. These tax benefits reduced current income taxes payable.

The significant components of the Company's net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2004	2003
Deferred tax assets:
Inventoried costs	$36,936	$29,036
Compensation and benefits	49,887	36,173
Pension and postretirement benefits	143,145	139,308
Property, plant and equipment	—	6,347
Income recognition on contracts in process	16,683	48,621
Loss carryforwards	3,783	17,184
Tax credit carryforwards	18,529	36,066
Other	43,816	25,094
Total deferred tax assets	312,779	337,829
Deferred tax liabilities:
Goodwill and other intangible assets	153,563	84,476
Property, plant and equipment	22,012	—
Other	18,128	86
Total deferred tax liabilities	193,703	84,562
Net deferred tax assets	$119,076	$253,267

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The following table presents the classification of the Company's net deferred tax assets.

	December 31,
	2004	2003
Current deferred tax assets	$127,066	$152,785
Long-term deferred tax assets (liabilities)	(7,990)	100,482
Total net deferred tax assets	$119,076	$253,267

At December 31, 2004, the Company's loss carryforwards included $390 of federal net operating loss carryforwards that are subject to limitations and will expire, if unused, between 2011 and 2021, and $58,433 of state net operating losses that will expire, if unused, between 2005 and 2021. The Company also has $18,529 of tax credit carryforwards primarily related to U.S. federal and state research and experimentation credits and state investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize these loss and credit carryforwards before they expire.

The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material effect on its financial position, results of operations or cash flows.

14.    Stock Options

In April 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights (SARs), restricted stock and other incentive awards, consistent with the 1999 Plan. In April 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. Awards under both plans are in the form of L-3 Holdings common stock. At December 31, 2004, the number of shares of L-3 Holdings' common stock authorized for grant under the 1999 Plan and 1997 Plan was 23,411,630, of which 6,308,021 shares were available for awards under these plans. The price at which stock options may be granted at shall not be less than the fair market value of L-3 Holdings' common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All of the awards under the 1999 Plan and 1997 Plan granted to employees are non-qualified stock options for U.S. income tax regulations.

The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan. The Company awarded 80,831 shares on January 1, 2004, 88,245 shares on January 1, 2003, and 54,958 shares on January 1, 2002. The aggregate fair values of the restricted stock awards on their grant dates were $4,151 in 2004, $3,963 in 2003 and $2,473 in 2002. The restricted stock awards granted on January 1, 2004, January 1, 2003 and January 1, 2002 vest three years after the date of grant. Compensation expense charged against pre-tax earnings for these restricted stock awards was $3,325 in 2004, $2,975 in 2003 and $2,134 in 2002. Shareholders' Equity has been reduced by $3,932 at December 31, 2004 for unearned compensation on these restricted stock awards.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The table below presents the Company's stock option activity over the past three years under the 1999 Plan and 1997 Plan.

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at January 1, 2002 (4,216 exercisable)	7,980	$16.68
Options granted	2,169	52.02
Options exercised	(970)	17.99
Options cancelled	(155)	35.62
Outstanding at January 1, 2003 (5,216 exercisable)	9,024	24.71
Options granted	2,301	40.92
Options exercised	(835)	17.24
Options cancelled	(406)	39.95
Outstanding at January 1, 2004 (5,919 exercisable)	10,084	28.41
Options granted	1,665	63.98
Options exercised	(1,532)	34.07
Options cancelled	(303)	45.37
Outstanding at December 31, 2004 (6,311 exercisable)	9,914	$32.99

The table below summarizes information about the Company's stock options outstanding at December 31, 2004.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$3.24	3,147	$3.24	2.5	3,147	$3.24
$11.00	78	11.00	3.3	78	11.00
$16.38 – $23.13	433	19.69	4.6	433	19.69
$29.00 – $39.70	1,936	35.65	7.2	1,301	35.65
$45.11 – $60.84	3,470	52.04	8.2	1,352	51.00
$68.16	850	68.16	9.9	—	—
Total	9,914	$32.99	6.2	6,311	$21.38

The weighted average fair values of awarded stock options, calculated at their dates of grant, were $19.63 for 2004, $13.22 for 2003 and $18.75 for 2002. In accordance with APB 25, no compensation expense was recognized on the stock option awards because they were granted at exercise prices equal to the stock price of L-3 Holdings common stock on the grant date.

For purposes of estimating the fair value provisions of SFAS 123, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models are presented in the table below.

	Year Ended December 31,
	2004	2003	2002
Expected holding period (in years)	4.2	4.0	4.0
Expected volatility	35.6%	38.3%	39.2%
Expected dividend yield	0.7%	0.2%	—
Risk-free interest rate	3.1%	2.5%	4.0%

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

15.    Commitments and Contingencies

Operating Leases.    The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004.

	Real Estate	Equipment	Total
2005	$99,812	$15,860	$115,672
2006	65,277	11,311	76,588
2007	57,618	7,872	65,490
2008	49,210	5,459	54,669
2009	44,386	5,114	49,500
Thereafter	165,491	52,131	217,622
Total	$481,794	$97,747	$579,541

Real estate lease commitments have been reduced by minimum sublease rental income of $8,106 due in the future under non-cancelable subleases. Leases covering major items of real estate and equipment contain renewal and/or purchase options. Rent expense, net of sublease income was $79,401 for 2004, $71,779 for 2003 and $65,277 for 2002.

On December 31, 2002, the Company entered into two real estate lease agreements, as lessee, with a third-party lessor, which expire on December 31, 2005 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28,000, or sell both properties on behalf of the lessor (the "Sale Option"). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22,673 for both properties, on or before the lease expiration date, and at the time both properties are sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $5,327. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent the reduction in the fair value of the properties are demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the properties. The aggregate residual guarantee amounts of $22,673 are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. On December 31, 2002, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for one of the simulator systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator system at fair market value, which can be no less than $2,552 and no greater than $6,422. If the Company does not elect to purchase the simulator system then on the date of expiration, the Company shall pay to the lessor, as additional rent, $2,552 and return the simulator system to the lessor. The aggregate remaining non-cancelable rental payments under this operating lease are $29,333, including the additional rent of $2,552. On February 27, 2003, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for the remaining simulation systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $4,146 and no greater than $14,544. If the Company does not elect to purchase

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

the simulator systems, then on the date of expiration, the Company shall return the simulator systems to the lessor. The aggregate remaining non-cancelable rental payments under this operating lease are $47,662.

U.S. Government Procurement Regulations.     A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, none of which the Company anticipates will have a material adverse effect on its consolidated financial position, results of operations or cash flows. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable or for termination for the convenience of the U.S. Government. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Environmental Matters.    Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that, after considering amounts accrued there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

In connection with the Integrated Systems business acquisition, the Company assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. The Company has estimated that its share of the remediation cost will not exceed $2,500, and will be incurred over a period of 25 years. The Company believes that it has established adequate reserves for these costs.

Litigation Matters.    Additionally, the Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with certain business aquisitions. With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company believes that the likelihood of loss is less than probable that after taking into account certain provisions for these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, as discussed below, the Company is a party to a number of material litigations, for which an adverse determination could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company has retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235,000. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100,000, not including punitive damages. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. The Company believes that the claims asserted by OSI in its suit are without merit and intends to vigorously defend against the OSI claims.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) is named as a defendant in one remaining wrongful death lawsuit in the United States District Court, Western District of North Carolina arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. Each of the lawsuits alleges contributing factors, including that the accident was caused by the improper maintenance of the aircraft by L-3 Vertex, and seeks to recover compensatory and punitive damages. Twenty claims resulting from this incident have previously settled. The National Transportation Safety Board (NTSB) investigated the cause of the crash and has concluded that the crash was caused by the incorrect rigging of the elevator control system compounded by the airplane's center of gravity, which was substantially aft of the certified limit, with several other contributing factors. L-3 Vertex believes that it has meritorious defenses to the pending lawsuit, and intends to defend the case vigorously. The actions have been tendered to L-3 Vertex's insurance carrier, who has accepted the defense of each action served upon L-3 Vertex to date. L-3 Vertex was also indemnified by Air Midwest for losses L-3 Vertex incurred arising out of its provision of maintenance services to Air Midwest. Based on the availability of insurance and the indemnification from Air Midwest, the Company does not believe it will have a material liability in this matter.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of 3. Both aircrafts were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and retained counsel. All parties subsequently agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts. Based on the defenses available to the Company and ACSS and the insurance coverage, the Company does not expect to incur a material liability in this matter.

16.    Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in listed stocks, mutual funds, bonds, U.S. Government obligations and U.S. Government agency obligations.

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

	Pension Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at the beginning of the year	$902,132	$713,925	$141,153	$129,406
Service cost	54,957	45,901	4,336	3,803
Interest cost	55,127	49,789	8,066	7,781
Participants' contributions	1,075	246	1,663	1,006
Amendments	4,851	9,657	(3,842)	(6,796)
Actuarial loss	62,183	76,863	965	6,972
Actuarial gain due to medicare subsidy	—	—	(4,734)	—
Obligations assumed in connection with business acquisitions	92,845	25,754	880	2,272
Settlement	(16,938)	—	—	(107)
Foreign currency exchange rate changes	6,102	8,452	1,382	2,965
Benefits paid	(30,757)	(28,455)	(7,799)	(6,149)
Benefit obligation at end of the year	$1,131,577	$902,132	$142,070	$141,153
Change in plan assets:
Fair value of plan assets at beginning of the year	$561,753	$431,771	$8,739	$—
Actual return on plan assets	56,838	64,043	890	121
Assets acquired in connection with business acquisitions	96,144	24,122	—	—
Employer contributions	60,928	60,846	13,652	13,761
Participants' contributions	1,075	246	1,663	1,006
Settlement	(16,938)	—	—	—
Foreign currency exchange rate changes	5,543	9,180	—	—
Benefits paid	(30,757)	(28,455)	(7,799)	(6,149)
Fair value of plan assets at end of the year	$734,586	$561,753	$17,145	$8,739

Funded status of the plans	$(396,991)	$(340,379)	$(124,925)	$(132,414)
Unrecognized actuarial loss	267,635	224,641	3,995	7,706
Unrecognized prior service cost	13,458	9,631	(14,370)	(13,347)
Net amount recognized	$(115,898)	$(106,107)	$(135,300)	$(138,055)
Amounts recognized in the balance sheets consist of:
Accrued benefit liability	$(273,789)	$(233,397)	$(135,300)	$(138,055)
Prepaid benefit cost (included in Other Assets)	19,890	12,432	—	—
Intangible asset (included in Other Assets)	14,080	—	—	—
Accumulated other comprehensive loss	123,921	114,858	—	—
Net amount recognized	$(115,898)	$(106,107)	$(135,300)	$(138,055)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The aggregate accumulated benefit obligation (ABO) for all of the Company's pension plans combined was $909,202 at year end 2004 and $721,123 at year end 2003. The table below presents the aggregate ABO and fair value of plan assets for those pension plans with ABO in excess of the fair value of plan assets at year end 2004 and 2003.

	2004	2003
Accumulated benefit obligation	$797,796	$701,855
Fair value of plan assets	585,631	534,338

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company's pension and postretirement plans disclosed at December 31, 2004 and 2003.

	Pension Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
Benefit obligations:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans for the years ended December 31, 2004, 2003 and 2002.

	Pension Plans			Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$54,957	$45,901	$35,825	$4,336	$3,803	$3,777
Interest cost	55,127	49,789	43,108	8,066	7,781	7,779
Amortization of prior service cost	1,123	625	312	(2,864)	(2,326)	(1,701)
Expected return on plan assets	(51,242)	(39,357)	(40,663)	(1,138)	(155)	—
Recognized actuarial (gain) loss	11,620	13,591	3,246	255	(743)	(530)
Recognition due to settlement	3,238	—	62	(38)	(155)	—
Net periodic benefit cost	$74,823	$70,549	$41,890	$8,617	$8,205	$9,325

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002.

	Pension Plans			Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Net periodic benefit cost:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.50%	9.00%	9.00%	n.a.
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The expected long-term return on plan asset assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company's benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plans' investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 9.75% in 2005 and is assumed to gradually decrease to a rate of 5.0% in 2011 and thereafter. Assumed

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $568 and the postretirement medical obligations by $5,769. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $702 and the postretirement medical obligations by $6,344.

Plan Assets.    The Company's Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans' assets. These policies and strategies are: (1) invest assets of the plans in a manner consistent with the fiduciary standards of ERISA; (2) preserve the plans' assets; (3) maintain sufficient liquidity to fund benefit payments and pay expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

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

The Committee has established the allowable range that plans' assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans' assets at December 31, 2004.

Asset Category	Range
Domestic equity	40%–60%
International equity	5%–15%
Fixed income	25%–35%
Real estate securities	5%–15%
Cash and cash equivalents	0%–20%

The following table presents the Company's pension plan and postretirement benefit plan weighted-average asset allocations at year-end 2004 and 2003, by asset category.

Asset Category	2004	2003
Domestic equity	46%	44%
International equity	14	7
Fixed income securities	23	25
Real estate securities	7	7
Other, primarily cash and cash equivalents	10	17
Total	100%	100%

Contributions.    For 2005, the Company expects to contribute cash of approximately $70,000 to its pension plans and $13,000 to its postretirement benefit plans.

In connection with the Company's acquisition in 1997 of the ten business units from Lockheed Martin and the formation of the Company, the Company assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to the Company. Lockheed Martin also has provided the Pension Benefit Guaranty

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

Corporation (PBGC) with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company's pension plans for Communication Systems West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but the Company would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. For the year ended December 31, 2004, the Company contributed $492 to the Subject Plans. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

Estimated Future Benefit Payments.    The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Act described in Note 2, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
2005	$35,246	$7,446	$—
2006	38,812	8,042	58
2007	42,122	8,533	81
2008	46,211	8,902	113
2009	50,313	9,461	138
Years 2010-2014	325,733	52,885	1,179

Employee Savings Plans.    Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions in L-3 Holdings' common stock and cash were $61,184 for 2004, $43,262 for 2003 and $36,120 for 2002.

17.    Supplemental Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
Interest paid	$138,213	$119,940	$109,301
Income tax payments	41,112	24,373	8,004
Income tax refunds	4,088	7,075	5,877
Noncash transactions:
Common stock issued for business acquisition consideration	6,982	4,969	10,607
Conversion of 4% senior subordinated convertible contingent debt securities (CODES) to L-3 Holdings' common stock	419,785	—	—
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings' common stock	298,181	1,630	—

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

	Secure Communications & ISR	Training, Simulation & Government Services	Aircraft Modernization, O&M and Products	Specialized Products	Corporate	Elimination of Intersegment Sales	Consolidated Total
2004
Sales	$1,667,804	$1,281,277	$2,290,858	$1,734,714	$—	$(77,656)	$6,896,997
Operating income	218,008	149,262	249,579	131,770	—	—	748,619
Total assets	1,499,214	977,542	2,252,285	2,160,563	891,161	—	7,780,765
Capital expenditures	26,530	4,318	15,846	33,404	409	—	80,507
Depreciation and amortization	32,241	7,567	32,336	46,805	—	—	118,949
2003
Sales	$1,440,596	$1,037,354	$1,021,861	$1,634,517	$—	$(72,734)	$5,061,594
Operating income	172,903	115,487	147,834	144,797	—	—	581,021
Total assets	1,201,187	781,186	2,043,677	1,961,754	517,518	—	6,505,322
Capital expenditures	25,982	3,082	10,281	43,206	323	—	82,874
Depreciation and amortization	29,169	7,977	18,720	39,557	—	—	95,423
2002
Sales	$1,054,297	$828,627	$677,846	$1,477,655	$–	$(27,196)	$4,011,229
Operating income	103,449	96,843	105,680	148,007	—	—	453,979
Total assets	1,149,016	690,564	965,038	1,898,972	538,718	—	5,242,308
Capital expenditures	19,350	4,957	14,035	23,542	174	—	62,058
Depreciation and amortization	23,692	6,857	15,513	29,798	—	—	75,860

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issuance costs. In addition, substantially all of the Company's assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

The Company's sales attributable to U.S. customers and foreign customers, based on location of the customer, is summarized in the table below.

	Year Ended December 31,
	2004	2003	2002
U.S.	$5,993,746	$4,208,273	$3,436,219
Foreign:
Canada	234,910	127,936	63,447
United Kingdom	112,802	158,836	115,910
Australia	71,926	51,949	62,103
Germany	56,258	60,763	61,024
Other	427,355	453,837	272,526
Total foreign	903,251	853,321	575,010
Consolidated	$6,896,997	$5,061,594	$4,011,229

Sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2004	2003	2002
U.S. Government agencies	$5,538,852	$3,843,025	$3,107,271
Allied foreign governments	581,300	506,508	395,062
Commercial export	321,951	346,813	179,948
Other (principally U.S. commercial)	454,894	365,248	328,948
Consolidated	$6,896,997	$5,061,594	$4,011,229

The Company's sales by product and services are summarized in the table below.

	Year Ended December 31,
	2004	2003	2002
Products:
ISR systems	$826,708	$714,622	$403,179
Aircraft modernization	820,009	654,093	517,309
Communication systems for intelligence collection and imagery processing	469,175	401,383	303,650
Naval power, control and sonar systems	429,737	418,019	280,564
Microwave components and telemetry and space products	395,409	377,768	271,664
Secure communications products	392,533	339,166	300,200
Aviation products	381,217	288,926	216,134
Precision guidance and munitions	338,084	348,513	373,452
Security and detection systems	236,039	253,052	428,984
Training devices and motion simulators	202,219	160,718	144,310
Sensors and imaging products	152,162	103,287	7,233
Subtotal products	4,643,292	4,059,547	3,246,679
Services:
Aircraft maintenance and logistics support services	1,101,019	79,651	—
Government and support services	822,097	734,732	571,692
Training services	459,180	302,622	256,935
Subtotal services	2,382,296	1,117,005	828,627
Intercompany eliminations	(128,591)	(114,958)	(64,077)
Consolidated	$6,896,997	$5,061,594	$4,011,229

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

19.    Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2004 and 2003 is presented in the table below.

	March 31	June 30	September 30	December 31
2004
Sales	$1,521,644	$1,679,985	$1,784,132	$1,911,236
Operating income	151,602	178,118	199,360	219,539
Net income	72,008	88,071	102,490	119,311
Basic EPS	0.69	0.83	0.96	1.05
Diluted EPS	0.65	0.78	0.89	1.01

	March 31	June 30	September 30	December 31
2003
Sales	$1,089,047	$1,226,881	$1,264,611	$1,481,055
Operating income	108,837	128,746	152,372	191,066
Net income	49,737	53,379	76,107	98,417
Basic EPS	0.52	0.56	0.79	1.02
Diluted EPS	0.49	0.52	0.71	0.90

20.    Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders' equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock and additional paid-in capital, are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2004.

	L-3 Communications Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Total
Balance at December 31, 2001	100	$—	$939,037	$939,037
Contributions from L-3 Holdings			855,939	855,939
Balance at December 31, 2002	100	—	1,794,976	1,794,976
Contributions from L-3 Holdings	—	—	98,512	98,512
Balance at December 31, 2003	100	—	1,893,488	1,893,488
Contributions from L-3 Holdings	—	—	886,970	886,970
Balance at December 31, 2004	100	$—	$2,780,458	$2,780,458

The net proceeds received by L-3 Holdings from the sale of its common stock, exercise of L-3 Holdings employee stock options and L-3 Holdings common stock contributed to the Company's savings plans are contributed to L-3 Communications. L-3 Holding common stock issued to holders of the Convertible Notes and CODES who converted such notes were also contributed to L-3 Communications. See Notes 2 and 8.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At December 31, 2004:
Current assets:
Cash and cash equivalents	$—	$643,173	$(45,220)	$55,466	$—	$653,419
Contracts in process	—	591,018	1,111,253	276,756	—	1,979,027
Other current assets	—	127,465	39,390	9,023	—	175,878
Total current assets	—	1,361,656	1,105,423	341,245	—	2,808,324
Goodwill	—	885,242	2,709,731	459,841	—	4,054,814
Other assets	—	307,929	492,264	117,434	—	917,627
Investment in and amounts due from consolidated subsidiaries	3,799,761	4,259,200	831,062	40,000	(8,930,023)	—
Total assets	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765
Current liabilities	$—	$495,190	$489,500	$191,150	$—	$1,175,840
Other long-term liabilities	—	329,270	182,679	25,873	—	537,822
Long-term debt	—	2,189,806	—	—	—	2,189,806
Minority interests	—	—	—	77,536	—	77,536
Shareholders' equity	3,799,761	3,799,761	4,466,301	663,961	(8,930,023)	3,799,761
Total liabilities and shareholders' equity	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765
At December 31, 2003:
Current assets:
Cash and cash equivalents	$—	$155,375	$(41,291)	$20,792	$—	$134,876
Contracts in process	—	528,056	817,547	269,745	—	1,615,348
Other current assets	—	159,194	21,928	6,356	—	187,478
Total current assets	—	842,625	798,184	296,893	—	1,937,702
Goodwill	—	805,388	2,425,591	421,457	—	3,652,436
Other assets	—	356,346	446,403	112,435	—	915,184
Investment in and amounts due from consolidated subsidiaries	3,290,873	3,708,989	596,696	21,052	(7,617,610)	—
Total assets	$3,290,873	$5,713,348	$4,266,874	$851,837	$(7,617,610)	$6,505,322
Current liabilities	$—	$396,868	$370,468	$156,876	$—	$924,212
Other long-term liabilities	—	284,684	167,275	21,144	—	473,103
Long-term debt	716,377	2,457,300	—	—	(716,377)	2,457,300
Minority interests	—	—	—	76,211	—	76,211
Shareholders' equity	2,574,496	2,574,496	3,729,131	597,606	(6,901,233)	2,574,496
Total liabilities and shareholders' equity	$3,290,873	$5,713,348	$4,266,874	$851,837	$(7,617,610)	$6,505,322

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the year endedDecember 31, 2004:
Sales	$—	$2,038,704	$4,051,825	$834,169	$(27,701)	$6,896,997
Costs and expenses	—	1,782,128	3,651,414	742,537	(27,701)	6,148,378
Operating income	—	256,576	400,411	91,632	—	748,619
Other expense (income), net	—	(20,108)	805	(670)	12,721	(7,252)
Interest expense	15,020	143,926	635	13,508	(27,741)	145,348
Minority interests in net income of consolidated subsidiaries	—	—	—	8,862	—	8,862
Loss on retirement of debt	—	4,973	—	—	—	4,973
Provision (benefit) for income taxes	(5,407)	46,002	143,630	25,176	5,407	214,808
Equity in net income of consolidated subsidiaries	391,493	300,097	—	—	(691,590)	—
Net income	$381,880	$381,880	$255,341	$44,756	$(681,977)	$381,880
For the year ended December 31, 2003:
Sales	$—	$1,918,288	$2,715,558	$445,485	$(17,737)	$5,061,594
Costs and expenses	—	1,635,998	2,464,534	397,778	(17,737)	4,480,573
Operating income	—	282,290	251,024	47,707	—	581,021
Other expense (income), net	—	(9,575)	92	784	8,484	(215)
Interest expense	34,058	131,734	501	8,932	(42,542)	132,683
Minority interests in net income of consolidated subsidiaries	—	—	—	3,515	—	3,515
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(12,261)	53,607	90,155	12,411	12,261	156,173
Equity in net income of consolidated subsidiaries	299,437	182,341	—	—	(481,778)	—
Net income	$277,640	$277,640	$160,276	$22,065	$(459,981)	$277,640
For the year ended December 31, 2002:
Sales	$—	$1,875,389	$1,895,410	$260,799	$(20,369)	$4,011,229
Costs and expenses	—	1,622,200	1,736,233	219,186	(20,369)	3,557,250
Operating income	—	253,189	159,177	41,613	—	453,979
Other expense (income), net	—	(11,202)	286	(262)	6,257	(4,921)
Interest expense	35,499	120,774	1,622	6,353	(41,756)	122,492
Minority interests in net income of consolidated subsidiaries	—	—	—	6,198	—	6,198
Loss on retirement of debt	—	16,187	—	—	—	16,187
Provision (benefit) for income taxes	(13,880)	44,942	56,145	10,469	13,880	111,556
Cumulative effect of a change in accounting principle	—	(14,749)	—	(9,621)	—	(24,370)
Equity in net income of consolidated subsidiaries	199,716	110,358	—	—	(310,074)	—
Net income	$178,097	$178,097	$101,124	$9,234	$(288,455)	$178,097

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the year endedDecember 31, 2004:
Operating activities:
Net cash from operating activities	$—	$219,057	$311,748	$89,866	$—	$620,671
Investing activities:
Business acquisitions, net of cash acquired	—	(102,341)	(303,550)	(67,542)	—	(473,433)
Other investing activities	(164,220)	(407,959)	(38,651)	(6,492)	535,312	(82,010)
Net cash used in investing activities	(164,220)	(510,300)	(342,201)	(74,034)	535,312	(555,443)
Financing activities:
Proceeds from sale of senior subordinated notes	—	650,000	—	—	—	650,000
Redemption of senior subordinated notes	—	(205,751)	—	—	—	(205,751)
Other financing activities, net	164,220	334,792	26,524	18,842	(535,312)	9,066
Net cash from financing activities	164,220	779,041	26,524	18,842	(535,312)	453,315
Net increase (decrease) in cash	—	487,798	(3,929)	34,674	—	518,543
Cash and cash equivalents, beginning of the period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of the period	$—	$643,173	$(45,220)	$55,466	$—	$653,419
For the year endedDecember 31, 2003:
Operating activities:
Net cash from (used in) operating activities	$—	$219,890	$240,672	$(4,499)	$—	$456,063
Investing activities:
Business acquisitions, net of cash acquired	—	(53,626)	(869,863)	(90,950)	—	(1,014,439)
Other investing activities	(98,512)	(1,000,542)	(23,530)	(10,359)	1,059,325	(73,618)
Net cash used in investing activities	(98,512)	(1,054,168)	(893,393)	(101,309)	1,059,325	(1,088,057)
Financing activities:
Proceeds from sale of senior subordinated notes	—	790,788	—	—	—	790,788
Redemption of senior subordinated notes	—	(187,650)		—	—	(187,650)
Other financing activities, net	98,512	260,094	618,678	110,917	(1,059,325)	28,876
Net cash from financing activities	98,512	863,232	618,678	110,917	(1,059,325)	632,014
Net increase (decrease) in cash	—	28,954	(34,043)	5,109	—	20
Cash and cash equivalents, beginning of the period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of the period	$—	$155,375	$(41,291)	$20,792	$—	$134,876

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)
(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
For the year endedDecember 31, 2002:
Operating activities:
Net cash from operating activities	$—	$137,837	$169,221	$11,402	$—	$318,460
Investing activities:
Business acquisitions, net of cash acquired	—	(146,913)	(1,499,891)	(95,329)	—	(1,742,133)
Other investing activities	(855,939)	(1,627,853)	(27,130)	(8,632)	2,451,159	(68,395)
Net cash used in investing activities	(855,939)	(1,774,766)	(1,527,021)	(103,961)	2,451,159	(1,810,528)
Financing activities:
Proceeds from sale of senior subordinated notes	—	750,000	—	—	—	750,000
Redemption of senior subordinated notes	—	(237,468)	—	—	—	(237,468)
Proceeds from sale of L-3 Holdings' common stock, net	766,780	—	—	—	—	766,780
Other financing activities	89,159	930,608	1,354,964	63,018	(2,451,159)	(13,410)
Net cash from financing activities	855,939	1,443,140	1,354,964	63,018	(2,451,159)	1,265,902
Net decrease in cash	—	(193,789)	(2,836)	(29,541)	—	(226,166)
Cash and cash equivalents, beginning of the period	—	320,210	(4,412)	45,224	—	361,022
Cash and cash equivalents, end of the period	$—	$126,421	$(7,248)	$15,683	$—	$134,856