Form 10-Q
period 2005-03-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2005-05-10
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended March 31, 2005

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
  Yes    No

There were 118,673,453 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 29, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended March 31, 2005

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$286,185	$653,419
Contracts in process	2,270,185	1,979,027
Deferred income taxes	118,091	127,066
Other current assets	88,691	48,812
Total current assets	2,763,152	2,808,324
Property, plant and equipment, net	591,434	556,972
Goodwill	4,467,224	4,054,814
Identifiable intangible assets	203,496	185,804
Deferred debt issue costs	38,251	35,997
Other assets	157,721	138,854
Total assets	$8,221,278	$7,780,765
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$337,666	$281,456
Accrued employment costs	293,123	304,257
Accrued expenses	96,118	69,678
Billings in excess of costs and estimated profits.	179,216	138,308
Customer advances	156,590	107,334
Income taxes	53,673	84,394
Other current liabilities	243,609	190,413
Total current liabilities	1,359,995	1,175,840
Pension and postretirement benefits	435,091	409,089
Other liabilities	168,173	128,733
Long-term debt	2,187,683	2,189,806
Total liabilities	4,150,942	3,903,468
Commitments and contingencies
Minority interests	78,579	77,536
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 118,597,106 and 115,681,992 shares (L-3 Communications' common stock: $.01 par value, 100 shares authorized, issued and outstanding)	2,887,896	2,780,458
Retained earnings	1,183,839	1,095,929
Unearned compensation	(7,705)	(3,932)
Accumulated other comprehensive loss	(72,273)	(72,694)
Total shareholders' equity	3,991,757	3,799,761
Total liabilities and shareholders' equity	$8,221,278	$7,780,765

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Sales:
Contracts, primarily U.S. Government	$1,759,490	$1,381,273
Commercial, primarily products	203,052	140,371
Total sales	1,962,542	1,521,644
Costs and expenses:
Contracts, primarily U.S. Government	1,574,294	1,239,013
Commercial, primarily products:
Cost of sales	133,100	83,017
Selling, general and administrative expenses	41,514	32,578
Research and development expenses	14,429	15,434
Total costs and expenses	1,763,337	1,370,042
Operating income	199,205	151,602
Other (income) expense, net	(2,696)	1,053
Interest expense	38,110	36,535
Minority interests in net income of consolidated subsidiaries	3,215	615
Income before income taxes	160,576	113,399
Provision for income taxes	58,129	41,391
Net income	$102,447	$72,008
L-3 Holdings' earnings per common share:
Basic	$0.88	$0.69
Diluted	$0.86	$0.65
L-3 Holdings' weighted average common shares outstanding:
Basic	116,251	104,562
Diluted	119,542	115,874

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$102,447	$72,008
Depreciation	24,148	22,860
Amortization of intangibles and other assets	8,143	6,831
Amortization of deferred debt issue costs (included in interest expense)	1,525	1,788
Deferred income tax provision	23,678	24,914
Minority interests in net income of consolidated subsidiaries	3,215	615
Contributions to employee savings plans in L-3 Holdings' common stock	16,138	11,659
Other non-cash items	413	2,167
Subtotal	179,707	142,842
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(136,615)	(119,100)
Other current assets	(26,821)	(11,911)
Other assets	(5,617)	(638)
Accounts payable	42,147	70,367
Accrued employment costs	(18,183)	15,281
Accrued expenses	4,255	(5,608)
Billings in excess of costs and estimated profits	13,763	(2,229)
Customer advances	28,342	748
Income taxes	18,129	12,594
Other current liabilities	6,061	(7,310)
Pension and postretirement benefits	21,524	9,953
Other liabilities	5,373	897
All other operating activities, principally foreign currency translation	(2,419)	(1,081)
Subtotal	(50,061)	(38,037)
Net cash from operating activities	129,646	104,805
Investing activities:
Business acquisitions, net of cash acquired	(499,259)	(24,211)
Capital expenditures	(19,355)	(15,046)
Dispositions of property, plant and equipment	122	2,554
Other investing activities	(2,055)	(1,500)
Net cash used in investing activities	(520,547)	(38,203)
Financing activities:
Redemption of senior subordinated notes	—	(187)
Debt issue costs	(4,073)	(1,462)
Cash dividends paid on L-3 Holdings' common stock	(14,537)	(10,543)
Proceeds from employee stock purchase plan	9,036	6,899
Proceeds from exercise of stock options	39,624	12,642
Distributions paid to minority interests	(2,172)	(2,049)
Other financing activities	(4,211)	(1,306)
Net cash from financing activities	23,667	3,994
Net (decrease) increase in cash	(367,234)	70,596
Cash and cash equivalents, beginning of the period	653,419	134,876
Cash and cash equivalents, end of the period	$286,185	$205,472

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, L-3 or the Company) is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of subsystems on many platforms, including those for secure communication networks and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection systems, training and simulation, and government support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products; and (4) Specialized Products.

The Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communication systems and equipment primarily for reconnaissance and surveillance applications. The Company believes that these products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communications systems support and engineering services, teaching and training services, and marksmanship training systems and services. The Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization, upgrade and maintenance services and logistics support services, traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. The Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors, premium fuzing products, security systems, training devices and microwave components.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2004, included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary. L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. In addition, all issuances of and conversions into L-3 Holdings equity securities, including grants of stock options and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenues, costs and profits or losses, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability and valuation of long-lived assets, including identifiable intangible assets and goodwill, income taxes, including the valuations of deferred tax assets, litigation liabilities and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2004.

The Company presents its sales and costs and expenses in two categories on the statements of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products."

Contracts primarily U.S. Government.    Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which primarily require the Company to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Such buyers are predominantly the U.S. Department of Defense and other agencies of the U.S. Government, allied foreign government ministries of defense and defense prime contractors. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales from contracts with domestic and foreign commercial customers, which also are within the scope of SOP 81-1 and ARB 45, and certain fixed-price contracts that require the Company to perform services that are not related to the production of tangible assets, which are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition (SAB 104).

Commercial, primarily products.    Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

products." Most of these sales are recognized in accordance with SAB No. 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Security and Detection Systems and Avionics Systems.

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

3.    Stock-Based Compensation

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized on the statement of operations based on the excess, if any, of the fair value of the L-3 Holdings' stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the vested portion of the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. Income Tax regulations. As discussed below in Note 16, SFAS 123 was revised in December 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The table below presents the effect on net income and L-3 Holdings earnings per share (EPS), had the Company elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended March 31,
	2005	2004
Net income, reported	$102,447	$72,008
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	668	546
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,196)	(6,403)
Net income, pro forma	$96,919	$66,151
L-3 Holdings Basic EPS:
As reported	$0.88	$0.69
Pro forma	0.83	0.63
L-3 Holdings Diluted EPS:
As reported	$0.86	$0.65
Pro forma	0.81	0.59

4.    Acquisitions

2005 Business Acquisitions.    During the three months ended March 31, 2005, in separate transactions, the Company acquired four businesses, for an aggregate purchase price of $491,289 in cash, plus acquisition costs. Based on preliminary purchase price allocations, the goodwill recognized for these business acquisitions was $412,797, and was preliminarily assigned to the Specialized Products segment. Goodwill of $207,513 is expected to be deductible for income tax purposes. The 2005 business acquisitions were financed with cash on hand. The purchase prices for the Propulsion Systems business unit of General Dynamics and the Electron Dynamics Devices business of The Boeing Company are subject to adjustment based on the closing day net assets or net working capital of the respective business acquired. The Company completed the business acquisitions listed below during the three months ended March 31, 2005.

•	Substantially all of the operations of the Marine Controls division of CAE on February 3, 2005, for $196,764 in cash. The business was renamed L-3 Communications MAPPS Inc. (Marine Automation and Power Plant Simulation or MAPPS). The remaining business operations of MAPPS will be acquired following the receipt of required approvals. L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide;

•	The Propulsion Systems business unit of General Dynamics Corporation on February 25, 2005 for $185,000 in cash. The business was renamed L-3 Communications – Combat Propulsion Systems. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles and is a production center for Abrams tank components;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

•	The Electron Dynamics Devices business of The Boeing Company on February 28, 2005 for $90,000 in cash. The business was renamed L-3 Communications – Electron Technologies, Inc. The Electron Technologies business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems; and

•	All of the outstanding common stock of InfraredVision Technology Corporation on March 30, 2005 for $19,525 in cash, plus additional consideration not to exceed $14,700, which is contingent upon the financial performance of InfraredVision Technology for the years ending December 31, 2005 and 2006. Any such additional consideration will be accounted for as goodwill. The business was renamed L-3 Communications InfraredVision Technology Corporation.

All of the business acquisitions are included in the Company's results of operations from their dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Beamhit, Brashear, AVISYS, GEDD, Bay Metals, Infrared Products, Cincinnati Electronics, L-3 Electronics Systems, D.P. Associates, Inc., BAI Aerosystems, all of which were acquired during 2004, and MAPPS, Combat Propulsion Systems, Electron Technologies, Inc. and InfraredVision Technology Corporation, all of which were acquired during 2005, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, identifiable intangibles, goodwill, plant and equipment and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the preliminary purchase price allocations in 2005. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to be material.

Aircraft Integration Systems Acquisition.    The Aircraft Integration Systems (AIS) purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon are in the formal process of engaging a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data.    Assuming the business acquisitions completed by the Company during the three months ended March 31, 2005, had all occurred on January 1, 2005, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $2,010,800, $98,100 and $0.82, for the three months ended March 31, 2005. Assuming the business acquisitions completed by the Company during the period from January 1, 2004 to March 31, 2005, had all occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,705,000, $79,200 and $0.71, for the three months ended March 31, 2004. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have actually occurred had the Company completed its business acquisitions on January 1, 2004 or January 1, 2005.

Business Acquisitions Completed After March 31, 2005.    On April 12, 2005, the Company acquired all of the outstanding common stock of Mobile-Vision, Inc. On April 25, 2005, the Company acquired all

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

of the outstanding common stock of Sonoma Design Group, Inc. The aggregate purchase price paid in cash for these business acquisitions was $62,440. The Company financed these acquisitions using cash on hand.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	March 31, 2005	December 31, 2004
Billed receivables, less allowances of $16,453 and $16,541	$829,229	$781,931
Unbilled contract receivables	997,721	810,720
Less: unliquidated progress payments	(179,284)	(179,276)
Unbilled contract receivables, net	818,437	631,444
Inventoried contract costs, gross	460,567	432,741
Less: unliquidated progress payments	(43,620)	(50,927)
Inventoried contract costs, net	416,947	381,814
Inventories at lower of cost or market	205,572	183,838
Total contracts in process	$2,270,185	$1,979,027

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts that have been recorded as sales, which have not yet been billed to customers. The majority of unbilled contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. To a lesser extent, unbilled contract receivables also arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers.

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

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's inventoried contract costs include selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to U.S. Government contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

revenue arrangements with the U.S. Government, pursuant to U.S. Government procurement regulations. The Company accounts for its SG&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

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

	Three Months Ended March 31,
	2005	2004
Amounts included in inventoried contract costs at beginning of period	$43,664	$38,024
Add: Amounts incurred during the period(1)	176,504	140,323
Less: Amounts charged to costs and expenses during the period	(170,897)	(136,393)
Amounts included in inventoried contract costs at end of period	$49,271	$41,954

(1)	Incurred costs include IRAD and B&P costs of $40,511 for the three months ended March 31, 2005 and $34,598 for the three months ended March 31, 2004.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	March 31, 2005	December 31, 2004
Raw materials, components and sub-assemblies	$97,536	$89,959
Work in process	56,101	51,302
Finished goods	51,935	42,577
Total	$205,572	$183,838

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    During the first quarter of 2005, the Company completed its annual impairment test for the goodwill of each of the Company's reporting units, which resulted in no impairment losses.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The table below presents the changes in goodwill allocated to the reportable segments during the three months ended March 31, 2005. At December 31, 2004, the goodwill of $175,248 allocated to Cincinnati Electronics, Inc., which was acquired on December 9, 2004, was preliminarily assigned to the Secure Communications & ISR segment. During the first quarter of 2005, the Company completed its evaluation of the segment classification for Cincinnati Electronics and assigned it to the Specialized Products segment.

	Secure Communications & ISR	Training, Simulation & Government Services	Aircraft Modernization, O&M and Products	Specialized Products	Consolidated Total
Balance January 1, 2005	$745,371	$564,065	$1,429,118	$1,316,260	$4,054,814
Business acquisitions, net of disposition	(2,326)	2,368	5,099	407,269	412,410
Balance March 31, 2005	$743,045	$566,433	$1,434,217	$1,723,529	$4,467,224

During the three months ended March 31, 2005, goodwill was increased by a total of $412,410, which was comprised of (i) $407,550 for business acquisitions, net of disposition, completed during the three months ended March 31, 2005 (See Note 4), (ii) $2,847 for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and (iii) net increases of $2,013 primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

Identifiable Intangible Assets.    Information on the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$175,304	$21,784	$153,520
Technology	55,225	6,176	49,049
Non-compete agreements	2,000	1,073	927
Total	$232,529	$29,033	$203,496

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$164,041	$17,709	$146,332
Technology	43,595	5,303	38,292
Non-compete agreements	2,000	820	1,180
Total	$209,636	$23,832	$185,804

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The Company recorded amortization expense for its identifiable intangible assets of $5,201 for the three months ended March 31, 2005 and $3,753 for the three months ended March 31, 2004. Based on gross carrying amounts at March 31, 2005, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2005 through 2009 are presented in the table below.

Year Ending December 31,	Estimated Amortization Expense
2005	$21,853
2006	22,418
2007	21,169
2008	18,821
2009	17,549

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	March 31, 2005	December 31, 2004
Accrued product warranty costs	$51,924	$49,816
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	62,705	49,695
Accrued interest	34,655	29,871
Aggregate purchase price payable for acquired businesses	6,468	9,648
Notes payable and capital lease obligations	1,490	—
Deferred revenues	4,656	5,019
Current portion of net deferred gains from terminated interest rate swap agreements	3,284	3,284
Other	78,427	43,080
Total other current liabilities	$243,609	$190,413

The components of other liabilities are presented in the table below.

	March 31, 2005	December 31, 2004
Non-current portion of net deferred gains from terminated interest rate swap agreements	$21,107	$21,928
Accrued workers compensation	21,355	19,401
Long-term deferred tax liabilities	24,188	7,990
Fair value of interest rate swap agreements	4,389	2,036
Notes payable and capital lease obligations	10,760	13,911
Deferred compensation	25,330	13,636
Other non-current liabilities	61,044	49,831
Total other liabilities	$168,173	$128,733

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The table below presents the changes in the Company's accrued product warranty costs for the three months ended March 31, 2005.

Balance at January 1, 2005	$49,816
Business acquisitions during the period	1,994
Accruals for product warranties issued during the period	4,239
Accruals for product warranties existing before January 1, 2005(1)	497
Settlements made during the period	(4,622)
Balance at March 31, 2005	$51,924

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2005.

8.	Long-Term Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 31, 2005	December 31, 2004
Borrowings under Senior Credit Facility	$—	$—
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
5 7/8% Senior Subordinated Notes due 2015	650,000	650,000
Principal amount of long-term debt	$2,200,000	$2,200,000
Less: Unamortized discounts	(7,928)	(8,158)
Fair value of interest rate swap agreements	(4,389)	(2,036)
Carrying amount of long-term debt	$2,187,683	$2,189,806

On March 9, 2005, the Company entered into a new revolving five-year senior credit facility maturing on March 9, 2010, and allowing for total aggregate borrowings of up to $1,000,000. At the time the Company entered into this facility, the previously existing senior credit facility was terminated.

Available borrowings under the Company's senior credit facility at March 31, 2005 were $909,523, after reductions for outstanding letters of credit of $90,477. There were no outstanding borrowings under the senior credit facility at March 31, 2005.

Depending on current and expectations for future interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. The table below presents the Company's interest rate swap agreement that is currently outstanding.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Inception Date	Fixed Rate Debt Obligation	Notional Amount	Variable Rate Basis	Average Variable Rate Spread	Interest Settlement Dates
March 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	Six-Month USD LIBOR(1)	1.55%	January 15 and July 15

(1)	The six-month USD LIBOR interest rate was 3.40% on March 31, 2005

9.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is presented in the table below.

	Three Months Ended March 31,
	2005	2004
Net income	$102,447	$72,008
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $1,182 tax benefit in 2005 and $409 tax benefit in 2004	(1,843)	(613)
Unrealized gains (losses) on hedging instruments, net of $1,452 tax provision in 2005 and $422 tax benefit in 2004	2,264	(662)
Plus: reclassification adjustment for losses realized in net income, net of $154 tax provision	—	246
Comprehensive income	$102,868	$70,979

The changes in the accumulated other comprehensive income (loss) balances for the three months ended March 31, 2005 and for the year ended December 31, 2004 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive income (loss)
March 31, 2005
Balance at January 1, 2005	$4,066	$—	$(1,292)	$(75,468)	$(72,694)
Period change	(1,843)	—	2,264	—	421
Balance at March 31, 2005	$2,223	$—	$972	$(75,468)	$(72,273)

December 31, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	7,098	246	(1,911)	(5,290)	143
Balance at December 31, 2004.	$4,066	$—	$(1,292)	$(75,468)	$(72,694)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended March 31,
	2005	2004
Basic:
Net income	$102,447	$72,008
Weighted average common shares outstanding	116,251	104,562
Basic earnings per share	$0.88	$0.69
Diluted:
Net income	$102,447	$72,008
After-tax interest expense savings on the assumed conversion of convertible debt	—	2,762
Net income, including assumed conversion of convertible debt	$102,447	$74,770
Common and potential common shares:
Weighted average common shares outstanding	116,251	104,562
Assumed exercise of stock options	9,616	9,778
Unvested restricted stock awards	225	249
Assumed purchase of common shares for treasury	(6,550)	(7,164)
Assumed conversion of convertible debt	—	8,449
Common and potential common shares	119,542	115,874
Diluted earnings per share	$0.86	$0.65

Non-cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted EPS. EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. The Company adopted the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to L-3 Holdings $420,000 Senior Subordinated Convertible Contingent Debt Securities (CODES) resulted in a non-cash reduction of $0.02 to the Company's previously reported diluted EPS for the three months ended March 31, 2004, from $0.67 to $0.65. See Note 8 to the Company's audited consolidated financial statements included in the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the year ended December 31, 2004 for a discussion of the conversion and redemption of the CODES, which occurred during October 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

11.    Cash Dividends on L-3 Holdings Common Stock

On February 10, 2005, L-3 Holdings' Board of Directors increased L-3's regular quarterly cash dividend by 25% to $0.125 per share. On March 15, 2005, L-3 Holdings paid cash dividends of $14,537 to shareholders of record at the close of business on February 22, 2005.

On April 26, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per share, payable on June 15, 2005 to shareholders of record at the close of business on May 17, 2005.

12.    Contingencies

U.S. Government Procurement Regulations.    A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding the Combat Survivor/Evader Locator (CSEL) program. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government. U.S. Government contracts and related orders are subject to cancellation if funds for contracts become unavailable or for termination for the convenience of the U.S. Government. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

The Company's Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC's role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC's actions when it became aware of the suppliers potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and working to resolve the issues regarding the PWBs.

Litigation Matters.    Additionally, the Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with certain business acquisitions. With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company believes that, after taking into account existing provisions relating to these matters, the ultimate resolution of such items will likely not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, the Company is a party to a number of material litigations and investigations, including the investigations described above and the matters described below, for which an adverse determination could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company has retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235,000. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by the Company on December 1, 2003) (L-3 Vertex) has settled the final wrongful death lawsuit arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. L-3 Vertex's insurance carrier accepted the defense of each action against L-3 Vertex arising from this incident and has paid all settlement amounts due on behalf of L-3 Vertex.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of 3. Both aircrafts were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and retained counsel. All parties have agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts.

On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems' pursuit of the Republic of Korea's P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. On the same date, L-3 Integrated Systems filed a lawsuit against Lockheed in the Federal District Court for the Northern District of Texas for, among other things, a declaratory judgment regarding L-3 Integrated Systems' right to use P-3 data and for breach of the license agreement by Lockheed. The Company believes that the claims asserted by Lockheed in its suit are without merit and intends to defend against the Lockheed claims vigorously.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

13.    Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans.

	Three Months Ended March 31,
	2005	2004	2005	2004
	Pension Plans		Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$17,490	$14,616	$1,392	$1,248
Interest cost	16,546	14,132	2,569	2,168
Amortization of prior service cost	579	255	(1,239)	(581)
Expected return on plan assets	(15,338)	(13,086)	(395)	(269)
Recognized actuarial loss	3,657	3,373	189	189
Net periodic benefit cost	$22,934	$19,290	$2,516	$2,755

The Company expects to contribute approximately $70,000 of cash to its pension plans in 2005, of which approximately $500 was contributed during the three months ended March 31, 2005.

14.    Supplemental Cash Flow Information

	Three Months Ended March 31,
	2005	2004
Interest paid	$32,392	$29,079
Income tax payments	16,336	4,679
Income tax refunds	394	1,640
Noncash transactions:
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings' common stock	—	298,183

15.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Government Services, (3) Aircraft Modernization, O&M and Products and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Sales:
Secure Communications & ISR	$433,265	$385,425
Training, Simulation & Government Services	334,165	273,332
Aircraft Modernization, O&M and Products	678,141	522,883
Specialized Products	535,065	356,060
Elimination of intersegment sales	(18,094)	(16,056)
Consolidated total	$1,962,542	$1,521,644
Operating Income:
Secure Communications & ISR	$53,830	$46,126
Training, Simulation & Government Services	29,942	31,932
Aircraft Modernization, O&M and Products	74,961	49,785
Specialized Products	40,472	23,759
Consolidated total	$199,205	151,602
Depreciation and Amortization:
Secure Communications & ISR	$7,767	$8,341
Training, Simulation & Government Services	2,383	1,802
Aircraft Modernization, O&M and Products	8,584	8,204
Specialized Products	13,557	11,344
Consolidated total	$32,291	$29,691

	March 31, 2005	December 31, 2004
Total Assets:
Secure Communications & ISR	$1,306,908	$1,274,749	(1)
Training, Simulation & Government Services	1,002,572	977,542
Aircraft Modernization, O&M and Products	2,325,974	2,252,285
Specialized Products	3,113,514	2,385,028	(1)
Corporate	472,310	891,161
Consolidated total	$8,221,278	$7,780,765

(1)	During the first quarter of 2005, the Company completed its evaluation of the segment classification for Cincinnati Electronics and assigned it to the Specialized Products segment. At December 31, 2004, $224,465 of total assets were reclassified from the Secure Communications & ISR segment to the Specialized Products segment.

16.    Recently Issued Accounting Standards

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This standard replaces SFAS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the provisions of SFAS 123R. The Company previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which is not currently recognized in the Company's financial statements. In accordance with SFAS 123, the Company discloses pro forma net income and earnings per share adjusted for non-cash compensation expenses arising from the estimated fair value of share-based payment transactions. See Note 3 above for a further discussion of the Company's accounting for stock-based employee compensation and disclosure of pro forma historical net income and earnings per share. On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R for the Company from July 1, 2005 to January 1, 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to shared-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on the Company's deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on the Company's income tax returns. The Company has completed its evaluation of the net impact of the American Jobs Creation Act, and has determined that the benefit from the phase-in of the QPA deduction is substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. The Company also determined that the other provisions included in the American Jobs Creation Act will not have a significant impact on the Company's financial position, results of operations or cash flows.

17.    Unaudited Financial Information of L-3 Communications and its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the senior credit facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications do not guarantee the debt of L-3 Communications (the "Non-Guarantor Subsidiaries"). None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

(iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At March 31, 2005:
Current assets:
Cash and cash equivalents	$—	$227,502	$(19,121)	$77,804	$—	$286,185
Contracts in process	—	687,594	1,252,125	330,466	—	2,270,185
Other current assets	—	138,382	55,524	12,876	—	206,782
Total current assets	—	1,053,478	1,288,528	421,146	—	2,763,152
Goodwill	—	1,012,141	2,785,168	669,915	—	4,467,224
Other assets	—	346,572	519,478	124,852	—	990,902
Investment in and amounts due from consolidated subsidiaries	3,991,757	4,669,900	750,548	47,361	(9,459,566)	—
Total assets	$3,991,757	$7,082,091	$5,343,722	$1,263,274	$(9,459,566)	$8,221,278
Current liabilities	$—	$521,393	$557,030	$281,572	$—	$1,359,995
Other long-term liabilities	—	381,258	185,430	36,576	—	603,264
Long-term debt	—	2,187,683	—	—	—	2,187,683
Minority interests	—	—	—	78,579	—	78,579
Shareholders' equity	3,991,757	3,991,757	4,601,262	866,547	(9,459,566)	3,991,757
Total liabilities and shareholders' equity	$3,991,757	$7,082,091	$5,343,722	$1,263,274	$(9,459,566)	$8,221,278
At December 31, 2004:
Current assets:
Cash and cash equivalents	$—	$643,173	$(45,220)	$55,466	$—	$653,419
Contracts in process	—	591,018	1,111,253	276,756	—	1,979,027
Other current assets	—	127,465	39,390	9,023	—	175,878
Total current assets	—	1,361,656	1,105,423	341,245	—	2,808,324
Goodwill	—	885,242	2,709,731	459,841	—	4,054,814
Other assets	—	307,929	492,264	117,434	—	917,627
Investment in and amounts due from consolidated subsidiaries	3,799,761	4,259,200	831,062	40,000	(8,930,023)	—
Total assets	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765

Current liabilities	$—	$495,190	$489,500	$191,150	$—	$1,175,840
Other long-term liabilities	—	329,270	182,679	25,873	—	537,822
Long-term debt	—	2,189,806	—	—	—	2,189,806
Minority interests	—	—	—	77,536	—	77,536
Shareholders' equity	3,799,761	3,799,761	4,466,301	663,961	(8,930,023)	3,799,761
Total liabilities and shareholders' equity	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the three months ended March 31, 2005:
Sales	$—	$561,354	$1,148,016	$261,326	$(8,154)	$1,962,542
Costs and expenses	—	490,987	1,047,401	233,103	(8,154)	1,763,337
Operating income	—	70,367	100,615	28,223	—	199,205
Other (income) expense, net	—	(6,383)	564	(309)	3,432	(2,696)
Interest expense	—	37,809	321	3,412	(3,432)	38,110
Minority interests in net income of consolidated subsidiaries	—	—	—	3,215	—	3,215
Provision (benefit) for income taxes	—	14,097	36,102	7,930	—	58,129
Equity in net income of consolidated subsidiaries	102,447	77,603	—	—	(180,050)	—
Net income	$102,447	$102,447	$63,628	$13,975	$(180,050)	$102,447

For the three months ended March 31, 2004:
Sales	$—	$438,349	$906,449	$182,470	$(5,624)	$1,521,644
Costs and expenses	—	382,821	824,844	168,001	(5,624)	1,370,042
Operating income	—	55,528	81,605	14,469	—	151,602
Other (income) expense, net	—	(5,072)	(41)	3,192	2,974	1,053
Interest expense	4,520	36,430	105	2,974	(7,494)	36,535
Minority interests in net income of consolidated subsidiaries	—	—	—	615	—	615
Provision (benefit) for income taxes	(1,650)	8,823	29,762	2,806	1,650	41,391
Equity in net income of consolidated subsidiaries	74,878	56,661	—	—	(131,539)	—
Net income	$72,008	$72,008	$51,779	$4,882	$(128,669)	$72,008

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the three months ended March 31, 2005:
Operating activities:
Net cash from operating activities	$—	$46,005	$43,940	$39,701	$—	$129,646

Investing activities:
Acquisition of businesses, net of cash acquired	—	(185,798)	(116,300)	(197,161)	—	(499,259)
Other investing activities	(107,438)	(321,315)	(11,370)	(2,064)	420,899	(21,288)
Net cash used in investing activities	(107,438)	(507,113)	(127,670)	(199,225)	420,899	(520,547)
Financing activities:
Net cash from financing activities	107,438	45,437	109,829	181,862	(420,899)	23,667
Net increase (decrease) in cash	—	(415,671)	26,099	22,338	—	(367,234)
Cash and cash equivalents, beginning of period	—	643,173	(45,220)	55,466	—	653,419
Cash and cash equivalents, end of period	$—	$227,502	$(19,121)	$77,804	$—	$286,185

For the three months ended March 31, 2004:
Operating activities:
Net cash from operating activities	$—	$18,108	$77,201	$9,496	$—	$104,805
Investing activities:
Acquisition of businesses, net of cash acquired	—	(21,405)	(2,806)	—	—	(24,211)
Other investing activities	(33,149)	(8,686)	(8,022)	(90)	35,955	(13,992)
Net cash used in investing activities	(33,149)	(30,091)	(10,828)	(90)	35,955	(38,203)
Financing activities:
Net cash from (used in) financing activities	33,149	56,507	(48,931)	(776)	(35,955)	3,994
Net increase in cash	—	44,524	17,442	8,630	—	70,596
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$199,899	$(23,849)	$29,422	$—	$205,472

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

L-3 Holdings and its subsidiaries, including L-3 Communications (referred to as L-3, we, us and our) is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations and maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, training and simulation, and government support services. The substantial majority of our sales are generated using written revenue arrangements, or contracts. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer's specifications. Our primary customer is the U.S. Department of Defense (DoD). Our other customers include the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products; and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government and allied foreign government reconnaissance and surveillance applications. We believe that our products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communication systems support and engineering services, teaching and training services and marksmanship training systems and services. Our Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization, upgrade and maintenance services and logistics support services, traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. Our Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors, premium fuzing products, security systems, training devices and microwave components.

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2004, included in the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2004.

Business Acquisitions

The table below summarizes the business acquisitions that we have completed from January 1, 2004, through March 31, 2005.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
Beamhit LLC	May 13, 2004	40.0	(2) (3)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(4)	November 9, 2004	44.2
Cincinnati Electronics, Inc.	December 9, 2004	176.4	(2) (5)
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(6)	December 30, 2004	65.0	(2)
AVISYS, Inc., General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Samoff Corporation and BAI Aerosystems	Various dates in 2004	75.1	(7)
Marine Controls division of CAE (MAPPS)(8)	February 3, 2005	196.8	(2)
Propulsion Systems business unit of General Dynamics(9)	February 25, 2005	185.0	(2)
Electron Dynamics Devices business of the Boeing Company(10)	February 28, 2005	90.0	(2)
InfraredVision Technology Corporation	March 30, 2005	19.5	(11)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(3)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2005, 2006 and 2007.

(4)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products.

(5)	Includes a $5.4 million preliminary purchase price adjustment paid on the closing date.

(6)	Following the acquisition, we changed the name of the Canadian Navigation System and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(7)	Excludes additional purchase price, expected not to exceed $31.5 million, which is contingent upon the financial performance of Bay Metals, D.P. Associates and BAI Aerosystems acquired businesses for the years ending December 31, 2005 and 2006.

(8)	Following the acquisition, we changed the name of the Marine Controls business to L-3 Communications MAPPS Inc.

(9)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications – Combat Propulsion Systems.

(10)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications – Electron Technologies, Inc.

(11)	Excludes additional purchase price, not to exceed $14.7 million, which is contingent upon the financial performance of InfraredVision Technology Corporation for the years ending December 31, 2005 and 2006.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On April 12, 2005, we acquired all of the outstanding common stock of Mobile-Vision, Inc. On April 25, 2005, we acquired all of the outstanding common stock of Sonoma Design Group, Inc. The aggregate purchase price paid for these two business acquisitions was $62.4 million. We financed these acquisitions using cash on hand. We have not entered into any other agreements with respect to any material transactions through the date of this filing.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K for a discussion of our 2004 business acquisitions and Note 4 to the unaudited condensed consolidated financial statements for the three months ended March 31, 2005 included in this report for a discussion of our 2005 business acquisitions.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, "Contracts, primarily U.S. Government" and "Commercial, primarily products." For a detailed description of these two categories, refer to Note 2 in the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the three months ended March 31, 2005 (2005 First Quarter) and March 31, 2004 (2004 First Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government(1)	$1,759.5	$1,381.3
Commercial, primarily products(1)	203.0	140.3
Consolidated	$1,962.5	$1,521.6
Operating income:
Contracts, primarily U.S. Government(1)	$185.2	$142.3
Commercial, primarily products(1)	14.0	9.3
Consolidated	$199.2	$151.6
Operating margin(2):
Contracts, primarily U.S. Government	10.5%	10.3%
Commercial, primarily products	6.9%	6.7%
Consolidated	10.2%	10.0%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$432.8	$384.3
Training, Simulation & Government Services	327.7	268.5
Aircraft Modernization, O&M and Products	677.7	522.6
Specialized Products	524.3	346.2
Consolidated	$1,962.5	$1,521.6
Operating income:
Secure Communications & ISR	$53.8	$46.1
Training, Simulation & Government Services	29.9	31.9
Aircraft Modernization, O&M and Products	75.0	49.8
Specialized Products	40.5	23.8
Consolidated	$199.2	$151.6
Operating margin(2):
Secure Communications & ISR	12.4%	12.0%
Training, Simulation & Government Services	9.1%	11.9%
Aircraft Modernization, O&M and Products	11.1%	9.5%
Specialized Products	7.7%	6.9%
Consolidated	10.2%	10.0%

(1)	Effective January 1, 2005, L-3's Microdyne Outsourcing Inc. (MOI) business was combined with the Ilex group and as a result of this business realignment, $7.1 million of 2004 first quarter sales and $0.3 million of 2004 first quarter operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government".

(2)	Operating margin is calculated by dividing operating income into sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

Consolidated sales increased by $440.9 million, or 29.0%, to $1,962.5 million for the 2005 First Quarter from $1,521.6 million for the 2004 First Quarter. Consolidated organic sales growth was 20.0%, or $304.7 million. Organic sales growth for our defense businesses was 18.6%, or $257.2 million, driven by continued strong demand for secure communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization, training and government services, training devices, imaging and telemetry products. Organic sales growth for our commercial businesses was 33.9%, or $47.5 million, primarily due to volume increases for security products and commercial aviation. The increase in consolidated sales from acquired businesses was $136.2 million, or 9.0%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in our results of operations for the prior period, determined on a monthly basis. Sales for our "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" (Government Businesses) and sales for our "commercial businesses" are presented under "Commercial, primarily products" (Commercial Businesses).

Sales from our Government Businesses increased by $378.2 million, or 27.4%, to $1,759.5 million for the 2005 First Quarter from $1,381.3 million for the 2004 First Quarter. The increase in sales from acquired businesses was $121.0 million, or 8.8%. The acquired businesses include AVISYS, BAI Aerosystems, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc., Electronic Systems, the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004, and Electron Technologies, MAPPS and Combat Propulsion Systems, which were acquired in the 2005 First Quarter. Sales from our Commercial Businesses increased by $62.7 million, or 44.7%, to $203.0 million for the 2005 First Quarter from $140.3 million for the 2004 First Quarter. The increase in sales from the Infrared Products acquired business, which was acquired in 2004, was $15.2 million.

Consolidated costs and expenses increased by $393.3 million, or 28.7%, to $1,763.3 million for the 2005 First Quarter from $1,370.0 million for the 2004 First Quarter. Costs and expenses for our Government Businesses increased by $335.3 million, or 27.1%, to $1,574.3 million for the 2005 First Quarter from $1,239.0 million for the 2004 First Quarter. The increase to costs and expenses due to acquired businesses was $107.1 million. The remaining increase is primarily attributable to organic sales growth of our defense businesses. As described in Note 5 to the unaudited condensed consolidated financial statements, cost of sales for L-3's U.S. Government contractor businesses include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs, and were $170.9 million for the 2005 First Quarter and $136.4 million for the 2004 First Quarter. The increase of $34.5 million was primarily attributable to the acquired businesses and organic sales growth. Costs and expenses for our Commercial Businesses increased by $58.0 million, or 44.3%, to $189.0 million for the 2005 First Quarter from $131.0 million for 2004 First Quarter. Cost of sales increased by $50.1 million to $133.1 million for 2005 First Quarter from $83.0 million for the 2004 First Quarter. The increase in cost of sales was primarily due to increased costs attributable to the Infrared Products acquired business and higher sales volume for our security and commercial aviation products. SG&A expenses increased by $8.9 million to $41.5 million for the 2005 First Quarter from $32.6 million for the 2004 First Quarter, and declined as a percentage of sales to 20.4% from 23.2% due primarily to higher sales volume. Research and development (R&D) expenses decreased by $1.0 million to $14.4 million for the 2005 First Quarter from $15.4 million for the 2004 First Quarter, primarily due to lower R&D expenses for our SmartdeckTM product, partially offset by R&D at our Infrared Products business, which we acquired on November 9, 2004.

Consolidated operating income increased by $47.6 million, or 31.4%, to $199.2 million for the 2005 First Quarter from $151.6 million for the 2004 First Quarter. Consolidated operating margin increased to 10.2% for the 2005 First Quarter from 10.0% for the 2004 First Quarter. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $42.9 million, or 30.2%, to $185.2 million for the 2005 First Quarter from $142.3 million for the 2004 First Quarter. Operating margin increased by 0.2 percentage points to 10.5% for the 2005 First Quarter from 10.3% for the 2004 First Quarter. Operating margin increased primarily due to incentive fees earned on a contract, higher sales volume for training devices and higher margins from certain acquired businesses. These increases were partially offset by lower margins for the Training, Simulation and Government Services segment due to changes in contract-type sales mix, higher costs on certain fixed price contracts and lower absorption of indirect costs. Operating income for our Commercial Businesses increased by $4.7 million, or 50.0%, to $14.0 million for the 2005 First Quarter from $9.3 million for the 2004 First Quarter. Operating margin increased by 0.2 percentage points to 6.9% for the 2005 First Quarter from 6.7% for the 2004 First Quarter, primarily because of higher sales volume for our commercial aviation products, explosive detection systems (EDS) for airport security and microwave components. These increases were partially offset by lower margins on conventional airport security systems.

Interest expense increased by $1.6 million to $38.1 million for the 2005 First Quarter from $36.5 million for the 2004 First Quarter because of higher levels of outstanding debt during the 2005 First Quarter compared to the levels of outstanding debt during the 2004 First Quarter.

Other (income) expense for the 2005 First Quarter was $2.7 million of income and was primarily comprised of interest and investment income on our cash and cash equivalents. Interest and other (income) expense for the 2004 First Quarter was $1.1 million of expense and was primarily comprised of an increase in the fair value of the embedded derivatives related to L-3's Contingent Convertible Debt and losses for investments accounted for using the equity method.

Minority interests in net income of consolidated subsidiaries increased by $2.6 million to $3.2 million for the 2005 First Quarter from 0.6 million for the 2004 First Quarter, primarily due to net income for the Army Fleet Support LLC, which is 80% owned by L-3.

The income tax provision was based on an effective income tax rate of 36.2% for the 2005 First Quarter compared to an effective income tax rate of 36.5% for the 2004 First Quarter. The decrease in the effective income tax rate is primarily due to a decrease in the tax rate on foreign earnings.

Basic EPS increased by $0.19 to $0.88 for the 2005 First Quarter from $0.69 for the 2004 First Quarter. Diluted EPS increased by $0.21, or 32.3%, to $0.86 for the 2005 First Quarter from $0.65 for the 2004 First Quarter. Diluted weighted-average common shares outstanding increased by 3.1% to 119.5 million for the 2005 First Quarter from 115.9 million for the 2004 First Quarter. Diluted EPS and weighted-average diluted common shares outstanding have been restated in accordance with the Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which resulted in a non-cash reduction to diluted EPS of $0.02 for the 2004 First Quarter.

SECURE COMMUNICATIONS & ISR

Sales within our Secure Communications & ISR segment increased by $48.5 million, or 12.6%, to $432.8 million for the 2005 First Quarter from $384.3 million for the 2004 First Quarter. Organic sales growth was $46.2 million, or 12.0%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure network communications and ISR systems. The increase in sales from the BAI Aerosystems business, which was acquired on December 24, 2004, was $2.3 million.

Operating income increased by $7.7 million to $53.8 million for the 2005 First Quarter from $46.1 million for the 2004 First Quarter because of higher sales volume and operating margin. Operating margin increased by 0.4 percentage points to 12.4% for the 2005 First Quarter from 12.0% for the 2004 First Quarter. The 2004 First Quarter included a loss on a production contract for transportable tactical satellite communications terminals, which did not recur in the 2005 First Quarter and increased operating margin by 1.3 percentage points. Additionally, lower margins on certain contracts that are in the early stages of performance which replaced sales on certain mature contracts, which had higher margins, reduced the segment's operating margin by 0.9 percentage points.

TRAINING, SIMULATION & GOVERNMENT SERVICES

Sales within our Training, Simulation & Government Services segment increased by $59.2 million, or 22.0%, to $327.7 million for the 2005 First Quarter from $268.5 million for the 2004 First Quarter. Organic sales growth was $43.0 million, or 16.0%, driven by increased volume for both training and government services. The increase in sales from acquired businesses was $16.2 million. The acquired businesses include Beamhit LLC, D.P. Associates Inc., the General Electric Driver Development (GEDD) business and Sarnoff Video Security Systems, all of which were acquired in 2004.

Operating income decreased by $2.0 million to $29.9 million for the 2005 First Quarter from $31.9 million for the 2004 First Quarter. Operating margin decreased by 2.8 percentage points to 9.1% for the 2005 First Quarter from 11.9% for the 2004 First Quarter. Higher costs on certain fixed price contracts nearing completion, and lower absorption of indirect costs for certain businesses due to timing of indirect cost recognition, which are expensed as incurred, and lower sales volume decreased operating margin by 1.7 percentage points. The remaining decrease is primarily due to acquired businesses, which have lower margins than the other businesses in the segment.

AIRCRAFT MODERNIZATION, O&M AND PRODUCTS

Sales within our Aircraft Modernization, O&M and Products segment increased by $155.1 million, or 29.7%, to $677.7 million for the 2005 First Quarter from $522.6 million for the 2004 First Quarter. Organic sales growth was $131.6 million, or 25.2%, driven by higher sales for aircraft base operations, support and maintenance, including the Aviation Missile Command (AMCOM) contract for maintenance and logistics support for rotary-wing aircraft at Fort Rucker, Alabama, and an increase in volume for commercial aviation products. The increase in commercial aviation products was due to higher sales for terrain awareness warning systems (TAWS), primarily related to the Federal Aviation Administration mandates, which became effective in March 2005. The increase in sales from acquired businesses was $23.5 million. The acquired businesses include AVISYS, Inc. and Electronics Systems, both of which were acquired in 2004.

Operating income increased by $25.2 million to $75.0 million for the 2005 First Quarter from $49.8 million for the 2004 First Quarter because of higher sales volume and operating margin. Operating margin increased by 1.6 percentage points to 11.1% for the 2005 First Quarter from 9.5% for the 2004 First Quarter. Higher sales volume for commercial aviation products increased operating margin by 1.1 percentage points, and incentive fees earned on the AMCOM contract increased operating margin by 0.8 percentage points. The increases in operating margin were partially offset by higher sales volume of lower margin aircraft base operations, support and maintenance services.

SPECIALIZED PRODUCTS

Sales within our Specialized Products segment increased by $178.1 million, or 51.4%, to $524.3 million for the 2005 First Quarter from $346.2 million for the 2004 First Quarter. Organic sales growth was $83.9 million, or 24.2%, primarily due to increases for training devices, related to new contracts competitively won in 2004, and higher sales volume for explosives detection systems (EDS), naval power equipment, imaging products and telemetry products. The increase in sales from acquired businesses was $94.2 million. The acquired businesses include Bay Metals, Brashear LP, Infrared Products and Cincinnati Electronics, Inc., all of which were acquired in 2004, and MAPPS, Boeing Electron Technologies and Combat Propulsion Systems, which were acquired in the 2005 First Quarter.

Operating income increased by $16.7 million to $40.5 million for the 2005 First Quarter from 23.8 million for the 2004 First Quarter, primarily because of higher sales volume for training devices, imaging products, naval power equipment and services and acquired businesses, partially offset by lower margins on conventional airport security systems. Operating margin increased by 0.8 percentage points to 7.7% for the 2005 First Quarter from 6.9% for the 2004 First Quarter. Operating margin increased by 1.6 percentage points due to higher sales volume and contract profit improvements for training devices, 1.5 percentage points due to acquired businesses, which have higher margins than the other businesses in the segment. These increases were partially offset primarily by lower margins on conventional airport security systems.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $291.2 million to $2,270.2 million at March 31, 2005 from $1,979.0 million at December 31, 2004. The increase included (i) $154.6 million related to business acquisitions and (ii) $136.6 million principally from:

•	increases of $102.2 million in unbilled contract receivables due to sales exceeding deliveries and billings for ISR systems and products, aircraft modernization, training services and the AMCOM contract. These increases were partially offset by decreases for training devices due to deliveries and billings exceeding sales;

•	increases of $6.6 million in billed receivables for aircraft base operations, support and maintenance and training devices;

•	increases of $6.5 million in inventoried contract costs, primarily for naval power and propulsion products, naval power equipment services and secure network communications. These increases were partially offset by a decrease for ISR systems and products and aircraft operations and maintenance due to deliveries during the period; and

•	increases of $21.3 million in inventories at lower of cost or market due to increases for airport security products and satellite communications products.

L-3's days sales outstanding (DSO) was 76.6 at March 31, 2005 compared with 71.8 at December 31, 2004. The increase in DSO was primarily due to timing items discussed above. We expect our DSO to decrease during the remainder of 2005. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $7,851.9 million for the twelve-month period ended March 31, 2005), multiplied by 365.

L-3's days inventory held (DIH) of 33.3 remained unchanged at March 31, 2005, compared to December 31, 2004. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from business acquisitions that we completed as of the end of the period (which amounted to $6,817.6 million), multiplied by 365.

The increase in property, plant and equipment (PP&E) during the 2005 First Quarter was principally related to the MAPPS, Electron Technologies and Combat Propulsion Systems acquired businesses. The percentage of depreciation expense to average gross PP&E decreased to 2.9% for the 2005 First Quarter from 3.2% for the 2004 First Quarter and was primarily attributable to the impact of these recent business acquisitions. The balance sheet at March 31, 2005 includes all of the PP&E for these business acquisitions, but the statement of operations for the 2005 First Quarter only includes depreciation expense from the date of acquisition rather than for the entire period. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $412.4 million to $4,467.2 million at March 31, 2005 from $4,054.8 million at December 31, 2004. The increase was comprised of (i) $407.6 million for business acquisitions completed during the 2005 First Quarter, (ii) $2.8 million for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and (iii) net increases of $2.0 million primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

The increase in other current assets was primarily due to annual insurance premiums paid and deposits paid to vendors during the 2005 First Quarter. The increase in accounts payable was due to increased purchases and to businesses acquired during the 2005 First Quarter. The decrease in accrued employment costs was due to the timing of salaries, wages and 2004 management incentive bonuses paid to employees. The increases in other current liabilities and other non-current liabilities were primarily due to business acquisitions completed during the 2005 First Quarter. The increase in billings in excess of costs and estimated profits was attributable to collections for milestone billings on contracts for training devices and aircraft modernization related to the completion of certain performance milestones and to business acquisitions completed during 2005. The increase in pension and postretirement benefit liabilities was primarily due to pension expenses exceeding related cash contributions.

Customer advances increased primarily due to the business acquisitions we completed during the 2005 First Quarter, an aircraft modernization contract with a foreign customer, and an EDS contract with the Transportation Security Administration (TSA).

Statement of Cash Flows

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Cash decreased to $286.2 million at March 31, 2005 from $653.4 million at December 31, 2004. The table below provides a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net cash from operating activities	$129.6	$104.8
Net cash used in investing activities	(520.5)	(38.2)
Net cash from financing activities	23.7	4.0
Net (decrease) increase in cash	$(367.2)	$70.6

Operating Activities

We generated $129.6 million of cash from operating activities during the 2005 First Quarter, an increase of $24.8 million from the $104.8 million generated during the 2004 First Quarter. Net income increased by $30.4 million. Non-cash expenses increased by $6.5 million to $77.3 million for the 2005 First Quarter from $70.8 million for the 2004 First Quarter, primarily for contributions to employee savings plans in L-3 Holdings' common stock and minority interests in net income of consolidated subsidiaries. During the 2005 First Quarter, we used cash for changes in operating assets and liabilities of $50.1 million, compared to a use of cash of $38.0 million for the 2004 First Quarter. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables for our defense businesses, as discussed above under "Liquidity and Capital Resources—Balance Sheet". The use of cash for other current assets was primarily due to annual insurance premiums paid and deposits paid to vendors during the 2005 First Quarter. The prepaid insurance premiums will be expensed over the remainder of 2005. The source of cash for accounts payable was primarily due to the purchases of materials, components and services, related to the increase in unbilled contract receivables and inventories. The timing of payments to employees for salaries and wages was a use of cash because cash payments for salaries, wages and 2004 management incentive bonuses exceeded costs and expenses. The source of cash for billings in excess of costs and estimated profits was due to cash collections for milestone billings on certain contracts primarily for training devices and aircraft modernization. The source of cash for customer advances was due to the receipt on a certain foreign contract and to orders received from the TSA for EDS. The source of cash from the change in pension and postretirement benefit liabilities was due to pension expenses exceeding related cash contributions. We made approximately $0.5 million of pension contributions during the 2005 First Quarter and we expect to contribute approximately $70.0 million to our pension plans for all of 2005.

We expect to generate net cash from operating activities in excess of $715 million for the full year 2005, including a use of cash of approximately $105 million for changes in operating assets and liabilities. We expect the cash from operating activities used for contracts in process to be slightly above $200 million for the full year 2005.

We expect to generate a deferred income tax provision of approximately $110 million for the full year 2005. Deferred income taxes for 2005 may increase, if we acquire additional businesses during 2005 that are structured as asset purchases for income tax purposes. L-3 receives substantial income tax deductions from its business acquisitions that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the business acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect our business acquisitions that have been structured as asset purchases for income tax purposes to continue to generate substantial annual deferred tax benefits through 2019. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3's financial reporting amounts for goodwill would be greater than the income taxes basis for goodwill.

Investing Activities

During the 2005 First Quarter, we used $499.3 million of cash for business acquisitions. We paid $492.8 million in connection with our 2005 business acquisitions discussed above. We also paid $6.5 million primarily for the remaining contractual purchase price for the BAI Aerosystems business. During the 2004 First Quarter, we used $24.2 million of cash for business acquisitions, primarily for the remaining contractual purchase price for certain of the defense and aerospace assets of IPICOM, Inc.

We make capital expenditures for the improvement of manufacturing facilities and equipment in the ordinary course of business. We expect to use approximately $115 million of cash for capital expenditures, net of cash proceeds from dispositions of property, plant and equipment, for the full year of 2005.

Financing Activities

Debt

Senior Credit Facility.    On March 9, 2005, we entered into a new $1.0 billion revolving five-year senior credit facility that matures on March 9, 2010. At the time we entered into this facility, our previously existing senior credit facility was terminated.At March 31, 2005, available borrowings were $909.5 million, after reductions for outstanding letters of credit of $90.5 million. There were no outstanding borrowings under our senior credit facility at March 31, 2005.

Interest Rate Swap Agreements.    Depending on current and expectations for future interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by us is equal to (i) the variable rate basis, plus (ii) the variable rate spread. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for a detailed table of our interest rate swap agreement that is currently outstanding.

Our outstanding interest rate swap agreement reduced interest expense by $0.2 million during the 2005 First Quarter, compared to $0.3 million during the 2004 First Quarter. Interest expense was reduced by $0.8 million for the 2005 First Quarter, compared to $1.1 million for the 2004 First Quarter for amortization of deferred gains on terminated interest rate swap agreements.

Debt Covenants.    The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. We are in compliance with those covenants in all material respects. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2004, included in our Annual Report on Form 10-K filed on March 15, 2005, for a description of our debt and related financial covenants at December 31, 2004. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility.

Equity

On February 10, 2005, our Board of Directors increased L-3's regular quarterly cash dividend by 25% to $0.125 per share. On March 15, 2005, we paid cash dividends of $14.5 million to shareholders of record at the close of business on February 22, 2005.

On April 26, 2005, our Board of Directors declared a regular quarterly dividend of $0.125 per share, payable on June 15, 2005 to shareholders of record at the close of business on May 17, 2005.

Proceeds from the exercise of stock options, which amounted to $39.6 million in the 2005 First Quarter, primarily consist of cash received in exchange for approximately 2.0 million shares issued in connection with the exercise of all of the outstanding and vested options held by Robert V. LaPenta, L-3's former president and chief financial officer, in March of 2005.

Anticipated Sources of Cash Flow

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, L-3 Holdings' dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

Contingencies and other uncertainties

For a discussion of risks and uncertainties that could impact our results of operation, financial condition, or cash flows, see Note 12 to the Unaudited Condensed Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This standard replaces SFAS 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We are currently assessing the provisions of SFAS 123R. We previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which we do not currently recognize in our financial statements. In accordance with SFAS 123, we disclose pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. For a further discussion of our accounting for stock-based employee compensation and disclosure of our pro forma historical net income and earnings per share, see Note 3 to the unaudited condensed consolidated financial statements. On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R from July 1, 2005 to January 1, 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to shared-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on our deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on the our income tax returns. We have completed our evaluation of the net impact of the American Jobs Creation Act, and have determined that the benefit from phase-in of the QPA deduction will be substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. We also determined that the other provisions included in the American Jobs Creation Act will not have a significant impact on our financial position, results of operations or cash flows.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	pension, environmental or legal matters or proceedings, including the Kalitta and OSI Systems and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of the Company's exposure to market risks. There were no substantial changes in those risks during the three months ended March 31, 2005.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facility and interest rate swap agreement, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes are fixed-rate and are not affected by changes in interest rates.

Our outstanding interest rate swap agreement is discussed above under "Management's Discussion and Analysis of Results of Operations and Financial Condition Statement of Cash Flows—Financing Activities," of this report. We had no outstanding borrowings under our senior credit facility at March 31, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of L-3's disclosure controls and procedures provided reasonable assurance that L-3's disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in L-3's internal control over financial reporting that occurred during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, L-3's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, we are a party to a number of material litigations, including the matters described below, for which an adverse determination could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation of such retrial, Kalitta Air has submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We have retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The trial began on January 18, 2005 and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows of the Company.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. The Company believes that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

L-3 Communications Vertex Aerospace LLC (formerly known as Vertex Aerospace LLC and acquired by L-3 Communications Corporation on December 1, 2003) (L-3 Vertex) has settled the final wrongful death lawsuit arising from the crash of Air Midwest Flight 5481 at Charlotte-Douglas International Airport in Charlotte, North Carolina on January 8, 2003. The crash resulted in the deaths of nineteen passengers and two crewmembers. L-3 Vertex's insurance carrier accepted the defense of each action against L-3 Vertex arising from this incident and has paid all settlement amounts due on behalf of L-3 Vertex.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell. Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of 3. Both aircrafts were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the BTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and retained counsel. All parties have agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts.

On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems' pursuit of the Republic of Korea's P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. On the same date, L-3 Integrated Systems filed a lawsuit against Lockheed in the Federal District Court for the Northern District of Texas for, among other things, a declaratory judgment regarding L-3 Integrated Systems' right to use P-3 data and for breach of the license agreement by Lockheed. We believe that the claims asserted by Lockheed in its suit are without merit and intend to defend against the Lockheed claims vigorously.

ITEM 6.

(a) Exhibits

EXHIBITS

Exhibit Number		Description of Exhibit
3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.40		Credit Agreement, dated as of March 9, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
	**10.55	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
	**10.63	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
	**10.65	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
	**10.68	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
	*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
	**12.1	Ratio of Earnings to Fixed Charges.
	**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description of Exhibit
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation Registrants

Date: May 10, 2005

/s/   Michael T. Strianese
  Name: Michael T. Strianese
  Title:   Senior Vice President and Chief
              Financial Officer
  (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.40	Credit Agreement, dated as of March 9, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
**10.55	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of May 10, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of March 31, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.