Form 10-Q
period 2005-06-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2005-08-10
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended June 30, 2005

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

Yes     No

There were 119,594,681 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 29, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended June 30, 2005

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$410,737	$653,419
Contracts in process	2,308,322	1,979,027
Deferred income taxes	107,158	127,066
Other current assets	78,473	48,812
Total current assets	2,904,690	2,808,324
Property, plant and equipment, net	591,746	556,972
Goodwill	4,558,114	4,054,814
Identifiable intangible assets	197,044	185,804
Deferred debt issue costs	36,977	35,997
Other assets	169,408	138,854
Total assets	$8,457,979	$7,780,765
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$306,621	$281,456
Accrued employment costs	330,187	304,257
Accrued expenses	93,009	69,678
Billings in excess of costs and estimated profits.	166,736	138,308
Customer advances	183,396	107,334
Income taxes	82,937	84,394
Other current liabilities	246,097	190,413
Total current liabilities	1,408,983	1,175,840
Pension and postretirement benefits	438,693	409,089
Other liabilities	187,354	128,733
Long-term debt	2,192,302	2,189,806
Total liabilities	4,227,332	3,903,468
Commitments and contingencies
Minority interests	79,222	77,536
Shareholders' equity:
L-3 Holdings' common stock $0.01 par value; authorized 300,000,000 shares, issued and outstanding 119,506,306 and 115,681,992 shares (L-3 Communications' common stock: $0.01 par value, 100 shares authorized, issued and outstanding)	2,943,186	2,780,458
Retained earnings	1,288,361	1,095,929
Unearned compensation	(6,657)	(3,932)
Accumulated other comprehensive loss	(73,465)	(72,694)
Total shareholders' equity	4,151,425	3,799,761
Total liabilities and shareholders' equity	$8,457,979	$7,780,765

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Sales:
Contracts, primarily U.S. Government	$1,866,738	$1,508,865
Commercial, primarily products	208,809	171,120
Total sales	2,075,547	1,679,985
Costs and expenses:
Contracts, primarily U.S. Government	1,656,946	1,350,484
Commercial, primarily products:
Cost of sales	135,075	99,836
Selling, general and administrative expenses	39,484	34,469
Research and development expenses	19,118	17,078
Total costs and expenses	1,850,623	1,501,867
Operating income	224,924	178,118
Other (income) expense, net	(2,848)	2,362
Interest expense	38,502	35,390
Minority interests in net income of consolidated subsidiaries	2,176	1,672
Income before income taxes	187,094	138,694
Provision for income taxes	67,728	50,623
Net income	$119,366	$88,071
L-3 Holdings' earnings per common share:
Basic	$1.00	$0.83
Diluted	$0.99	$0.78
L-3 Holdings' weighted average common shares outstanding:
Basic	118,812	106,070
Diluted	120,988	116,977

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Sales:
Contracts, primarily U.S. Government	$3,626,228	$2,890,138
Commercial, primarily products	411,861	311,491
Total sales	4,038,089	3,201,629
Costs and expenses:
Contracts, primarily U.S. Government	3,231,240	2,589,497
Commercial, primarily products:
Cost of sales	268,175	182,853
Selling, general and administrative expenses	80,998	67,047
Research and development expenses	33,547	32,512
Total costs and expenses	3,613,960	2,871,909
Operating income	424,129	329,720
Other (income) expense, net	(5,544)	3,415
Interest expense	76,612	71,925
Minority interests in net income of consolidated subsidiaries	5,391	2,287
Income before income taxes	347,670	252,093
Provision for income taxes	125,857	92,014
Net income	$221,813	$160,079
L-3 Holdings' earnings per common share:
Basic	$1.89	$1.52
Diluted	$1.84	$1.42
L-3 Holdings' weighted average common shares outstanding:
Basic	117,576	105,316
Diluted	120,269	116,448

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$221,813	$160,079
Depreciation	51,241	44,974
Amortization of intangibles and other assets	16,602	13,815
Amortization of deferred debt issue costs (included in interest expense)	2,818	3,616
Deferred income tax provision	50,869	48,697
Minority interests in net income of consolidated subsidiaries	5,391	2,287
Contributions to employee savings plans in L-3 Holdings' common stock	33,709	24,329
Other non-cash items	(255)	4,266
Subtotal	382,188	302,063
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(172,978)	(132,554)
Other current assets	(18,547)	(14,701)
Other assets	(18,173)	(3,821)
Accounts payable, trade	9,821	48,538
Accrued employment costs	26,584	15,273
Accrued expenses	8,014	(10,757)
Billings in excess of costs and estimated profits	6,265	4,234
Customer advances	48,699	7,099
Income taxes	51,693	15,433
Other current liabilities	8,458	(208)
Pension and postretirement benefits	25,126	17,565
Other liabilities	7,674	(2,511)
All other operating activities, principally foreign currency translation	(4,281)	(1,694)
Subtotal	(21,645)	(58,104)
Net cash from operating activities	360,543	243,959
Investing activities:
Business acquisitions, net of cash acquired	(586,315)	(131,333)
Capital expenditures	(44,509)	(32,878)
Dispositions of property, plant and equipment	654	8,846
Other investing activities	(2,945)	(4,020)
Net cash used in investing activities	(633,115)	(159,385)
Financing activities:
Redemption of senior subordinated notes	—	(187)
Debt issue costs	(4,157)	(1,812)
Cash dividends paid on L-3 Holdings' common stock	(29,381)	(21,167)
Proceeds from employee stock purchase plan	20,971	14,881
Proceeds from exercise of stock options	52,462	29,042
Distributions paid to minority interests	(3,705)	(2,989)
Other financing activities	(6,300)	(9,253)
Net cash from financing activities	29,890	8,515
Net (decrease) increase in cash	(242,682)	93,089
Cash and cash equivalents, beginning of the period	653,419	134,876
Cash and cash equivalents, end of the period	$410,737	$227,965

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

The Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communication systems and equipment primarily for reconnaissance and surveillance applications. The Company believes that these products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communications systems support and engineering services, teaching and training services, and marksmanship training systems and services. The Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services and aviation products, including traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. The Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, training devices and microwave components.

On July 29, 2005, the Company acquired all of the outstanding stock of The Titan Corporation (Titan). The total transaction value was approximately $2,800,000. See Note 17 for a description of the acquisition of Titan and the related financings.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2004, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3 Communications. All issuances of and conversions into L-3 Holdings equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 18 for additional information.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The Company presents its sales and costs and expenses in two categories on the statements of operations: "Contracts, primarily U.S. Government" and "Commercial, primarily products."

Contracts, primarily U.S. Government.    Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which primarily require the Company to produce tangible assets and, or provide services related to the production of tangible assets according to the buyer's specifications and generally to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services. Such buyers are predominantly the U.S. Department of Defense and other agencies of the U.S. Government, allied foreign government ministries of defense and defense prime contractors. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales from contracts with domestic and foreign commercial customers, which also are within the scope of SOP 81-1 and ARB 45, and certain fixed-price contracts that require the Company to perform services that are not related to the production of tangible assets, which are recognized in accordance with the SEC's SAB No. 104, Revenue Recognition (SAB 104).

Commercial, primarily products.    Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." Most of these sales are recognized in accordance with SAB No. 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Security and Detection Systems, Avionics Systems and Infrared Products.

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

	Three Months Ended June 30,
	2005	2004
Net income, reported	$119,366	$88,071
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	668	589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,043)	(8,251)
Net income, pro forma	$112,991	$80,409
L-3 Holdings Basic EPS:
As reported	$1.00	$0.83
Pro forma	$0.95	$0.76
L-3 Holdings Diluted EPS:
As reported	$0.99	$0.78
Pro forma	$0.93	$0.74

	Six Months Ended June 30,
	2005	2004
Net income, reported	$221,813	$160,079
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,336	1,135
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,239)	(14,654)
Net income, pro forma	$209,910	$146,560
L-3 Holdings Basic EPS:
As reported	$1.89	$1.52
Pro forma	$1.79	$1.39
L-3 Holdings Diluted EPS:
As reported	$1.84	$1.42
Pro forma	$1.75	$1.35

4.    Acquisitions

2005 Business Acquisitions.    During the six months ended June 30, 2005, in separate transactions, the Company acquired seven businesses for an aggregate purchase price of $575,092 in cash, plus acquisition costs. Based on preliminary purchase price allocations, the goodwill recognized for these business acquisitions was $497,383, which was preliminarily assigned to the Specialized Products segment. Goodwill of $215,152 is expected to be deductible for income tax purposes. The 2005 business acquisitions, other than the acquisition of Titan (see Note 17), were financed with cash on hand. The purchase prices for the Marine Controls division of CAE, the Electron Dynamics Devices business of The Boeing Company, Mobile-Vision, Inc. and Advanced Laser Systems Technology, Inc.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

are subject to adjustment based on the closing date net assets or net working capital of the respective business acquired. The Company completed the following business acquisitions during the six months ended June 30, 2005:

•	Substantially all of the operations of the Marine Controls division of CAE on February 3, 2005, for $196,764 in cash. The business was renamed L-3 Communications MAPPS Inc. (Marine Automation and Power Plant Simulation, or MAPPS). The remaining business operations of MAPPS will be acquired following the receipt of required approvals. L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide.

•	The Propulsion Systems business unit of General Dynamics Corporation on February 25, 2005 for $196,824 in cash, which includes an increase of $11,824 to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications – Combat Propulsion Systems. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles. The acquired business also has a production center for Abrams tank components.

•	The Electron Dynamics Devices business of The Boeing Company on February 28, 2005 for $90,000 in cash. The business was renamed L-3 Communications – Electron Technologies, Inc. The Electron Technologies business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems.

•	InfraredVision Technology Corporation (ITC), Mobile-Vision, Inc., Sonoma Design Group, Inc. (SDG), and Advanced Laser Systems Technology, Inc. (ALST) for an aggregate purchase price of $91,504 in cash, plus additional consideration, not to exceed $50,306, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2005 through 2008. Any such additional consideration will be accounted for as goodwill.

All of the business acquisitions are included in the Company's results of operations from their dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Infrared Products, Cincinnati Electronics, L-3 Electronics Systems, D.P. Associates, Inc., and BAI Aerosystems, all of which were acquired during the second half of 2004, and MAPPS, Combat Propulsion Systems, Electron Technologies, Inc., ITC, Mobile-Vision, Inc., SDG and ALST, all of which were acquired during 2005, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, identifiable intangibles, goodwill, plant and equipment and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations during 2005. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Aircraft Integration Systems Acquisition.    In connection with the Company's acquisition of Aircraft Integration Systems (AIS) in March of 2002, the purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon are in the formal process of engaging a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data.    Assuming the business acquisitions completed by the Company during the six months ended June 30, 2005 had all occurred on January 1, 2005, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $4,102,100, $218,700 and $1.82, respectively, for the six months ended June 30, 2005. Assuming the business acquisitions completed by the Company during the period from January 1, 2004 to June 30, 2005 had all occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $3,572,100, $168,900 and $1.50, respectively, for the six months ended June 30, 2004. The unaudited pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have actually occurred had the Company completed its business acquisitions on January 1, 2004 or January 1, 2005.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	June 30, 2005	December 31, 2004
Billed receivables, less allowances of $15,949 and $16,541	$884,041	$781,931
Unbilled contract receivables	994,657	810,720
Less: unliquidated progress payments	(218,730)	(179,276)
Unbilled contract receivables, net	775,927	631,444
Inventoried contract costs, gross	477,045	432,741
Less: unliquidated progress payments	(43,839)	(50,927)
Inventoried contract costs, net	433,206	381,814
Inventories at lower of cost or market	215,148	183,838
Total contracts in process	$2,308,322	$1,979,027

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. The majority of unbilled contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. To a lesser extent, unbilled contract receivables also

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers.

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

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's inventoried contract costs include selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to U.S. Government contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements with the U.S. Government, pursuant to U.S. Government procurement regulations. The Company accounts for its SG&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The tables below present a summary of SG&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used in the determination of costs and expenses for "Contracts, primarily U.S. Government." The cost data in the tables below does not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under costs and expenses for "Commercial, primarily products" and are expensed as incurred.

	Three Months Ended June 30,
	2005	2004
Amounts included in inventoried contract costs at beginning of period	$49,271	$41,954
Add: Amounts incurred during the period(1)	176,295	147,674
Less: Amounts charged to costs and expenses during the period	(175,680)	(146,320)
Amounts included in inventoried contract costs at end of period	$49,886	$43,308

	Six Months Ended June 30,
	2005	2004
Amounts included in inventoried contract costs at beginning of period	$43,664	$38,024
Add: Amounts incurred during the period(2)	352,799	287,997
Less: Amounts charged to costs and expenses during the period	(346,577)	(282,713)
Amounts included in inventoried contract costs at end of period	$49,886	$43,308

(1)	Incurred costs include IRAD and B&P costs of $40,670 for the three months ended June 30, 2005 and $38,166 for the three months ended June 30, 2004.

(2)	Incurred costs include IRAD and B&P costs of $81,181 for the six months ended June 30, 2005 and $72,764 for the six months ended June 30, 2004.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	June 30, 2005	December 31, 2004
Raw materials, components and sub-assemblies	$98,854	$89,959
Work in process	60,120	51,302
Finished goods	56,174	42,577
Total	$215,148	$183,838

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

The table below presents the changes in goodwill allocated to the Company's reportable segments during the six months ended June 30, 2005. At December 31, 2004, the goodwill of $175,248 allocated to Cincinnati Electronics, Inc., which was acquired on December 9, 2004, was preliminarily assigned to the Secure Communications & ISR segment. During the first quarter of 2005, the Company completed its evaluation of the segment classification for Cincinnati Electronics and assigned it to the Specialized Products segment.

	Secure Communications & ISR	Training, Simulation & Government Services	Aircraft Modernization, O&M and Products	Specialized Products	Consolidated Total
Balance January 1, 2005	$745,371	$564,065	$1,429,118	$1,316,260	$4,054,814
Business acquisitions, net of dispositions	(1,654)	2,606	5,285	497,063	503,300
Balance June 30, 2005	$743,717	$566,671	$1,434,403	$1,813,323	$4,558,114

During the six months ended June 30, 2005, goodwill was increased by a total of $503,300, which was comprised of (i) $492,136 for business acquisitions, net of dispositions, completed during the six months ended June 30, 2005 (See Note 4), (ii) $3,679 for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and (iii) net increases of $7,485 primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

Identifiable Intangible Assets.    Information on the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$173,436	$25,810	$147,626
Technology	56,006	7,262	48,744
Non-compete agreements	2,000	1,326	674
Total	$231,442	$34,398	$197,044

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$164,041	$17,709	$146,332
Technology	43,595	5,303	38,292
Non-compete agreements	2,000	820	1,180
Total	$209,636	$23,832	$185,804

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The Company recorded amortization expense for its identifiable intangible assets of $5,365 for the three months ended June 30, 2005 and $3,754 for the three months ended June 30, 2004. The Company recorded amortization expense for its identifiable intangible assets of $10,566 for the six months ended June 30, 2005 and $7,507 for the six months ended June 30, 2004. Based on gross carrying amounts at June 30, 2005, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2005 through 2009 are presented in the table below.

Year Ending December 31,	Estimated Amortization Expense
2005	$21,743
2006	22,311
2007	21,058
2008	18,714
2009	17,439

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	June 30, 2005	December 31, 2004
Accrued product warranty costs	$50,338	$49,816
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	56,482	49,695
Accrued interest	42,890	29,871
Aggregate purchase price payable for acquired businesses	4,127	9,648
Deferred revenues	6,190	5,019
Current portion of net deferred gains from terminated interest rate swap agreements	3,284	3,284
Other	82,786	43,080
Total other current liabilities	$246,097	$190,413

The components of other liabilities are presented in the table below.

	June 30, 2005	December 31, 2004
Non-current portion of net deferred gains from terminated interest rate swap agreements	$19,837	$21,928
Accrued workers compensation	22,066	19,401
Non-current deferred tax liabilities	37,245	7,990
Fair value of interest rate swap agreements	—	2,036
Notes payable and capital lease obligations	10,689	13,911
Deferred compensation	28,753	13,636
Other non-current liabilities	68,764	49,831
Total other liabilities	$187,354	$128,733

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The table below presents the changes in the Company's accrued product warranty costs.

	Six Months Ended June 30,
	2005	2004
Balance at beginning of period	$49,816	$45,814
Business acquisitions during the period	2,014	342
Accruals for product warranties issued during the period	6,084	7,360
Accruals for product warranties existing before beginning of period(1)	801	1,748
Settlements made during the period	(8,377)	(11,021)
Balance at end of period	$50,338	$44,243

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to the beginning of the period.

8.    Long-Term Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 30, 2005	December 31, 2004
Borrowings under Senior Credit Facility	$—	$—
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
5 7/8% Senior Subordinated Notes due 2015	650,000	650,000
Principal amount of long-term debt	$2,200,000	$2,200,000
Less: Unamortized discounts	(7,698)	(8,158)
Fair value of interest rate swap agreements	—	(2,036)
Carrying amount of long-term debt	$2,192,302	$2,189,806

On March 9, 2005, the Company entered into a new revolving five-year senior credit facility maturing on March 9, 2010. The new credit facility provided for total aggregate borrowings of up to $1,000,000. At the time the Company entered into this facility, the previously existing senior credit facility was terminated.

Available borrowings under the Company's senior credit facility at June 30, 2005 were $895,746, after reductions for outstanding letters of credit of $104,254. There were no outstanding borrowings under the senior credit facility at June 30, 2005.

Depending on current and expectations for future interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread. At June 30, 2005, the Company did not have any interest rate swap agreements in place.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

The table below presents the Company's terminated interest rate swap agreements activity through June 30, 2005.

					Cash Proceeds Received (Paid) at Termination(1)			June 30, 2005
Inception Date	Termination Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(2)	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total	Cumulative Recognized Deferred Gain (Loss)(5)	Balance of Unamortized Deferred Gain (Loss)(6)
March 2004	June 2005	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	5.1%	$394	$(454)	$(60)	$(5)	$(449)
April 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	2.9%	542	(542)	—	(44)	(498)
March 2004	September 2004	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	3.6%	415	(415)	—	(33)	(382)
July 2003	September 2003	$400,000 of 6 1/8% Senior Subordinated Notes due 2013	$400,000	2.1%	2,687	8,017	10,704	1,433	6,584
March 2003	June 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.4%	1,578	6,727	8,305	1,526	5,201
January 2003	March 2003	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.0%	1,202	5,238	6,440	1,298	3,940
June 2002	September 2002	$750,000 of 7 5/8% Senior Subordinated Notes due 2012	$200,000	4.1%	1,762	12,173	13,935	3,448	8,725
November 2001	August 2002	$180,000 of 8½% Senior Subordinated Notes due 2008	$180,000	5.3%	1,186	(559)	627	(559)	—
July 2001	June 2002	$200,000 of 8% Senior Subordinated Notes due 2008	$200,000	3.9%	3,446	5,229	8,675	5,229	—
					$13,212	$35,414	$48,626	$12,293	$23,121

(1)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.

(2)	Represents the average variable interest rate L-3 paid for the interest payment period in which the interest rate swap agreements were terminated.

(3)	Represents the interest expense reduction for the interest payment period in which the interest rate swap agreements were terminated.

(4)	Represents the mark-to-market value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.

(5)	Represents the cumulative amount of deferred gain (loss) recognized as a reduction (increase) to interest expense through June 30, 2005.

(6)	The current portion of unamortized deferred gains at June 30, 2005, aggregating $3,284, is included in other current liabilities. The remaining $19,837 is included in other liabilities.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

9.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2005 and 2004 is presented in the tables below.

	Three Months Ended June 30,
	2005	2004
Net income	$119,366	$88,071
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $1,197 tax benefit in 2005 and $443 tax benefit in 2004	(1,862)	(690)
Unrealized gains on hedging instruments, net of $430 tax provision in 2005 and $382 tax provision in 2004	670	593
Comprehensive income	$118,174	$87,974

	Six Months Ended June 30,
	2005	2004
Net income	$221,813	$160,079
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $2,379 tax benefit in 2005 and $852 tax benefit in 2004	(3,705)	(1,303)
Unrealized gains (losses) on hedging instruments, net of $1,882 tax provision in 2005 and $40 tax benefit in 2004	2,934	(69)
Plus: reclassification adjustment for losses realized in net income, net of $154 tax provision	—	246
Comprehensive income	$221,042	$158,953

The changes in the accumulated other comprehensive income (loss) balances for the six months ended June 30, 2005 and for the year ended December 31, 2004 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive income (loss)
June 30, 2005
Balance at January 1, 2005	$4,066	$—	$(1,292)	$(75,468)	$(72,694)
Period change	(3,705)	—	2,934	—	(771)
Balance at June 30, 2005	$361	$—	$1,642	$(75,468)	$(73,465)
December 31, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	7,098	246	(1,911)	(5,290)	143
Balance at December 31, 2004.	$4,066	$—	$(1,292)	$(75,468)	$(72,694)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income	$119,366	$88,071	$221,813	$160,079
Weighted average common shares outstanding	118,812	106,070	117,576	105,316
Basic earnings per share	$1.00	$0.83	$1.89	$1.52
Diluted:
Net income	$119,366	$88,071	$221,813	$160,079
After-tax interest expense savings on the assumed conversion of convertible debt	—	2,762	—	5,523
Net income, including assumed conversion of convertible debt	$119,366	$90,833	$221,813	$165,602
Common and potential common shares:
Weighted average common shares outstanding	118,812	106,070	117,576	105,316
Assumed exercise of stock options	7,311	9,943	8,456	9,530
Unvested restricted stock awards	225	81	225	165
Assumed purchase of common shares for treasury	(5,360)	(6,922)	(5,988)	(6,690)
Assumed conversion of convertible debt	—	7,805	—	8,127
Common and potential common shares	120,988	116,977	120,269	116,448
Diluted earnings per share	$0.99	$0.78	$1.84	$1.42

Non-cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted EPS. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. The Company adopted the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to L-3 Holdings $420,000 Senior Subordinated Convertible Contingent Debt Securities (2001 CODES) resulted in non-cash reductions to the Company's previously reported diluted EPS of $0.03, from $0.81 to $0.78, for the three months ended June 30, 2004 and $0.05, from $1.47 to $1.42, for the six months ended June 30, 2004. See Note 8 to the Company's audited consolidated financial statements included in the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the year ended December 31, 2004 for a discussion of the conversion and redemption of the 2001 CODES, which occurred during October 2004.

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

On April 26, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per share. On June 15, 2005, L-3 Holdings paid cash dividends of $14,816 to shareholders of record at the close of business on May 17, 2005.

On July 12, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per share, payable on September 15, 2005 to shareholders of record at the close of business on August 17, 2005.

12.    Contingencies

U.S. Government Procurement Regulations.    A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding the Combat Survivor/Evader Locator (CSEL) program. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government or default.

The Company's Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC's role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC's actions when it became aware of the suppliers potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has agreed with Boeing to recall voluntarily all the PWBs.

Litigation Matters.    Additionally, the Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with certain business acquisitions. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed in Note 17 below. With respect to the investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company believes that, after taking into account existing provisions relating to

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

these matters, the ultimate resolution of such items will likely not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, the Company is a party to a number of material litigations and investigations, including the CSEL investigation described above and the matters described below, including those relating to Titan, for which an adverse determination could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial of this matter began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235,000. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company's motion for judgment as a matter of law as to negligence, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. If accepted for review by the Ninth Circuit and possibly the California Supreme Court, all proceedings at the District Court will be stayed pending resolution of the appeals. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100,000 not including punitive damages. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. Summary judgement motions filed by both sides were not granted by the court which found issues of fact for a jury to decide. A trial later this year, possibly as early as September or October 2005, is possible. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and retained counsel. All parties have agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts.

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

See Note 17 for a discussion of additional contingencies and litigation matters relating to Titan.

13.    Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans.

	Three Months Ended June 30,
	2005	2004	2005	2004
	Pension Plans		Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$18,871	$14,616	$1,183	$1,248
Interest cost	17,851	14,131	2,184	2,169
Amortization of prior service cost	624	256	(1,053)	(582)
Expected return on plan assets	(16,548)	(13,087)	(335)	(269)
Recognized actuarial loss	3,945	3,374	160	189
Net periodic benefit cost	$24,743	$19,290	$2,139	$2,755

	Six Months Ended June 30,
	2005	2004	2005	2004
	Pension Plans		Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$36,361	$29,232	$2,575	$2,496
Interest cost	34,397	28,263	4,753	4,337
Amortization of prior service cost	1,203	511	(2,292)	(1,163)
Expected return on plan assets	(31,886)	(26,173)	(730)	(538)
Recognized actuarial loss	7,602	6,747	349	378
Net periodic benefit cost	$47,677	$38,580	$4,655	$5,510

The Company expects to contribute approximately $70,000 of cash to its pension plans in 2005, of which approximately $21,979 was contributed during the six months ended June 30, 2005.

14.    Supplemental Cash Flow Information

	Six Months Ended June 30,
	2005	2004
Interest paid	$62,406	$59,089
Income tax payments	24,785	28,567
Income tax refunds	1,653	1,937
Noncash transactions:
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings' common stock	—	298,183

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

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales:
Secure Communications & ISR	$430,766	$414,358	$865,105	$799,783
Training, Simulation & Government Services	381,978	319,199	716,143	592,531
Aircraft Modernization, O&M and Products	681,756	551,544	1,359,897	1,074,427
Specialized Products	604,950	418,706	1,138,941	774,766
Elimination of intersegment sales	(23,903)	(23,822)	(41,997)	(39,878)
Consolidated total	$2,075,547	$1,679,985	$4,038,089	$3,201,629
Operating Income:
Secure Communications & ISR	$55,054	$56,838	$108,884	$102,964
Training, Simulation & Government Services	43,007	35,304	72,949	67,236
Aircraft Modernization, O&M and Products	80,867	54,199	155,828	103,984
Specialized Products	45,996	31,777	86,468	55,536
Consolidated total	$224,924	$178,118	$424,129	$329,720
Depreciation and Amortization:
Secure Communications & ISR	$7,799	$7,604	$15,566	$15,945
Training, Simulation & Government Services	2,500	1,832	4,883	3,634
Aircraft Modernization, O&M and Products	9,594	8,308	18,178	16,512
Specialized Products	15,659	11,354	29,216	22,698
Consolidated total	$35,552	$29,098	$67,843	$58,789

	June 30, 2005	December 31, 2004
Total Assets:
Secure Communications & ISR	$1,320,230	$1,274,749	(1)
Training, Simulation & Government Services	1,002,505	977,542
Aircraft Modernization, O&M and Products	2,332,837	2,252,285
Specialized Products	3,200,495	2,385,028	(1)
Corporate	601,912	891,161
Consolidated total	$8,457,979	$7,780,765

(1)	During the first quarter of 2005, the Company completed its evaluation of the segment classification for Cincinnati Electronics and assigned it to the Specialized Products segment. At December 31, 2004, $224,465 of total assets were reclassified from the Secure Communications & ISR segment to the Specialized Products segment.

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

In May of 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion 20. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a significant impact on the Company's financial position, results of operations or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

In June of 2005, the FASB approved Emerging Issues Task Force (EITF) Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2003. EITF 05-06 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

17.    Subsequent Events

Acquisition of The Titan Corporation

On July 29, 2005, the Company acquired all of the outstanding shares of The Titan Corporation for $23.10 per share in cash. The total transaction value was approximately $2,800,000, including the assumption of approximately $626,000 of Titan's debt and related acquisition and financing expenses. The acquisition was financed using approximately $452,800 of cash on hand (approximately $59,000 of which was acquired from Titan), approximately $6,300 of revolving credit borrowings and $750,000 of term loan borrowings under L-3 Communications' senior credit facility and the net proceeds from the issuances of $600,000 of 3% Convertible Contingent Debt Securities and $1,000,000 of 6% Senior Subordinated Notes issued at a price of 99.09% of principal.

Titan is a leading provider of comprehensive national security solutions including information and communications systems solutions and services to the U.S. Department of Defense (DoD), intelligence agencies, the U.S. Department of Homeland Security (DHS) and other United States federal government customers. Titan offers services, systems and products for Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), enterprise information technology and homeland security programs. Titan's business mix is complementary to L-3's with its focus on C3ISR, advanced and transformational products and enterprise information technology for a number of government agencies, including the DoD, Federal Aviation Administration (FAA) and National Aeronautics and Space Administration (NASA), in addition to its systems integration work.

In addition, Titan has over 8,000 employees with U.S. Government clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special clearances that focus on communications, networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation.

Titan's capabilities are expected to broaden and enhance L-3's DHS participation in infrastructure protection and analysis of weapons of mass destruction, expand L-3's operational analysis and simulation offering and enable L-3 to penetrate new customer areas.

Financing Transactions for Titan Acquisition

Amended and Restated Credit Facility

On July 29, 2005, in connection with the Titan acquisition, the Company entered into an amendment and restatement of its senior credit facility. The amended and restated credit facility provides for a term loan facility in an aggregate amount equal to $750,000 in addition to the existing

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

$1,000,000 revolving credit facility. The cash received from the term loan borrowings was used to pay a portion of the aggregate consideration required for the acquisition of Titan. The loans under the term loan facility are due and payable on March 9, 2010 and bear interest in the manner, and at the rates, set forth in the existing senior credit facility. In addition, the consolidated leverage ratio covenant in the existing senior credit facility was amended to require that the Company's consolidated leverage ratio be less than or equal to (1) 4.5 to 1.0 for each fiscal quarter ending on or prior to December 31, 2005, (2) 4.25 to 1.0 for the fiscal quarter ending on March 31, 2006 and (3) 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2006. For a more complete description of the Company's senior credit facility, see Note 8 to the Company's consolidated financial statements for the year ended December 31, 2004, included in its Annual Report on Form 10-K.

Senior Subordinated Notes

On July 29, 2005, L-3 Communications sold $1,000,000 of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9,100. The discount was recorded as a reduction to the principal amount of the 2005 Notes and will be amortized as interest expense over the term of the 2005 Notes. The effective interest rate of the 2005 Notes is 6.47% per annum. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2005. The net cash proceeds from this offering amounted to $973,400 after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. The 2005 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after October 15, 2010, the 2005 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.188% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning October 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on October 15, 2013 and thereafter. Prior to October 15, 2008, L-3 Communications may redeem up to 35% of the 2005 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.375% of the principal amount (plus accrued and unpaid interest).

Convertible Contingent Debt Securities

On July 29, 2005, L-3 Holdings sold $600,000 of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2006. The net cash proceeds from this offering amounted to $585,000 after deducting the commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. On August 4, 2005, L-3 Holdings sold an additional $100,000 of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES.

The CODES are convertible into cash and shares of L-3 Holdings' common stock based on an initial conversion rate of 9.7741 shares of L-3 Holdings common stock per $1,000 principal amount of the CODES (equivalent to an initial conversion price of $102.31 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price; (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings' common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings' securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a "fundamental change" (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES.

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each $1,000 principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each $1,000 principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per $1,000 principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings' chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the "cash amount"); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value, as calculated below; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable.)

The CODES are senior unsecured obligations of L-3 Holdings and rank equal in right of payment with all existing and future senior indebtedness and senior to all future senior subordinated indebtedness of L-3 Holdings. The CODES are jointly and severally guaranteed on a senior subordinated basis by all of the existing and future domestic subsidiaries of L-3 Holdings, including Titan and certain of its subsidiaries, that guarantee any other indebtedness of L-3 Holdings or any of its domestic subsidiaries.

At any time on or after February 1, 2011, the CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of the CODES.

Holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2011, February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a "fundamental change" occurs prior to maturity of the CODES.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per $1,000 principal amount of CODES will equal 0.25% of the average trading price of $1,000 principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period.

In connection with the sale of the 2005 Notes and the CODES, the Company has agreed to file with the SEC by November 26, 2005 (120 days after the closing of these offerings) (1) an exchange offer registration statement to exchange the 2005 Notes for substantially identical notes that are registered under the Securities Act and (2) a shelf registration statement with respect to the resale of the CODES and related guarantees and the common stock issuable upon conversion of the CODES. The Company has also agreed to cause each of these registration statements to be declared effective by the SEC by February 24, 2006 (210 days after the closing of these offerings). The Company will be required to pay additional interest if it fails to register the 2005 Notes and the CODES within the time periods specified above.

Titan Legal Matters

Foreign Corrupt Practices Act Investigation

During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations, which were identified as part of internal reviews conducted by Titan and Lockheed Martin Corporation (Lockheed) in connection with their failed merger, were reported at that time to the government. Titan's Board of Directors established a committee of the Board to oversee Titan's internal review of these matters. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the Department of Justice (DoJ) initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Internal Revenue Code of 1986, as amended.

On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return.

In connection with the FCPA settlement, Titan made total payments of $28,500, including a DoJ-recommended fine of $13,000 and payments to the SEC of $15,500. A federal judge also imposed a three-year term of supervised probation. As part of these agreements, Titan agreed to: (1) implement a best-practices compliance program designed to detect and deter future violations of the FCPA; and (2) retain an independent consultant to review its policies and procedures with respect to FCPA compliance and to adopt the consultant's recommendations. If Titan fails to comply with its sentence or the consent to entry of a final judgment, it could be subject to additional criminal and civil fines or penalties and limitations on its ability to enter into or perform under U.S. government contracts, which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Titan has made voluntary disclosures to the U.S. Department of State of suspected violations of law discovered in the course of Titan's internal FCPA investigation. The voluntary disclosures have not yet been resolved and may result in the assessment of fines or penalties against Titan. Further, as a result of Titan's plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan's privilege to export products or services under existing export licenses may also be suspended. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages. Titan does not know when, or if, it will be able to obtain relief from the licensing ineligibility rule, or for any further export license suspensions. Certain of Titan's revenues are generated by contracts with international customers which require export licenses. For the year ended December 31, 2004, Titan had revenues of approximately $27,000 that required it to have export licenses.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan's compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment, but reserved the right to undertake appropriate administrative action, in its discretion, in the event of the indictment or conviction of any then-current (as of the date of execution of the agreement) officer or director of Titan or any of its wholly-owned subsidiaries arising out of continuing investigations into the underlying matters that were the subject of the Titan plea agreement or the final judgment entered by the SEC. The Justice Department is continuing its investigation of individuals involved in these matters. The Navy agreement defines "Titan" to include, among other things, Titan's "affiliates." There is no assurance that the Company will not be construed as Titan's affiliate under the agreement.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense relating to the FCPA investigations and related class action and derivative litigation, subject to the individuals undertaking to repay the costs of defense if it is ultimately determined that such individual is not entitled to be indemnified by Titan.

Stockholder and Derivative Actions

Titan and its officers and directors are subject to several lawsuits arising out of the FCPA settlement and the failed merger with Lockheed Martin Corporation.

In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), is a consolidated putative class action filed before the U.S. District Court for the Southern District of California (the Federal Securities Action). The complaint alleges, among other things, that Titan and its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Securities and Exchange Commission (SEC) Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On July 18, 2005, an amended

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

complaint in the securities action was filed that, among other things, added the claims that were previously pled in the "Holder Actions" described in the next paragraph. The Federal Securities Action and the Holder Actions are referred to collectively as the "Securities Action."

Certain Titan officers are also parties to putative class action complaints filed in the Superior Court for the State of California in and for San Diego County (the Holder Actions). These cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. These actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The Holder Actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials.

Titan's directors and certain Titan officers, with Titan as a nominal defendant, are also party to Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County; and Madnick v. Gene Ray, et al., No. 1215-N, which was filed in the Delaware Court of Chancery, New Castle County (the Derivative Actions). The Derivative Actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented the alleged FCPA violations or would have detected the alleged FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to the work performed by foreign nationals, and the loss of contracts with the government. On June 3, 2005, an amended complaint was filed in the Ridgeway action which added, among other things, a claim alleging that Titan's directors breached their fiduciary duty in connection with their approval of the merger with the Company. The Company was named as a defendant in the Ridgeway action for allegedly aiding and abetting this alleged breach of fiduciary duty.

On June 6, 2005, a putative class action, Gentsch v. Titan Corp. et al., No. GIC 848598, was filed in Superior Court for the State of California against Titan and its board of directors challenging the merger between Titan and the Company.

Concurrently with entering into the merger agreement relating to the Titan acquisition, two memoranda of understanding were executed. First, the defendants in the Securities Action, including Titan and certain of its directors and officers, entered into a memorandum of understanding (the Securities MOU) with plaintiffs in the Federal Securities and Holder actions. Pursuant to the Securities MOU, plaintiffs and their counsel will receive $61.5 million. Second, the defendants in the Derivative Actions, including Titan and certain of its directors and officers and the Company, entered into a separate memorandum of understanding (the Derivative MOU) with plaintiffs in the Derivative Actions. As a result of negotiations by the plaintiffs in the Derivative Actions, the Company agreed to, among other things, increase the purchase price it was willing to pay for Titan's common stock to $23.10 per share of Titan's common stock and to reduce the termination fee potentially payable by Titan. Pursuant to the Derivative MOU, the Company has agreed to pay any plaintiff attorneys' fees awarded by the Delaware Court of Chancery, up to $5.9 million.

After the completion of confirmatory discovery, including the review by plaintiffs' counsel of certain documents of Titan and the Company and the taking of several depositions, the parties

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

executed stipulations of settlement (i.e., the Securities Settlement and the Derivative Settlement) on July 22, 2005. A Preliminary Fairness and Certification Hearing is scheduled for September 26, 2005 to consider preliminary approval of the Securities Settlement. The Derivative Settlement was preliminarily approved on August 8, 2005 and a Final Settlement Hearing is scheduled for November 2, 2005. Both settlements remain subject to court approval.

SureBeam Related Litigation

In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

Titan, certain corporate officers of SureBeam, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR) in the U.S. District Court for the Southern District of California. The consolidated action seeks an unspecified amount of damages and alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made therein not misleading. The consolidated action further alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the operative complaint. An amended complaint was filed on March 1, 2005. Titan intends to defend the claims vigorously.

On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. The bankruptcy trustee's complaint raises claims of breach of fiduciary duties, gross mismanagement, abuse of corporate control, waste of corporate assets, breach of the duty of loyalty, unjust enrichment, breach of fiduciary duties for insider trading and violation of the California Corporation Code. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions.

A mediation covering both the putative class action lawsuit and the bankruptcy trustee's claims is scheduled for the end of September 2005.

Government Investigations

In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and three Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration (NASA) seeking certain records relating to billing for labor services in connection with its contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration (GSA) seeking similar records relating to billing for labor categories in connection with contracts with GSA. In response to these subpoenas, Titan has provided documents relating to billing for labor services in connection with government contracts. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

These investigations are ongoing, and we are unable to predict their outcome at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on our financial position, results of operations or cash flows.

Other Legal Proceedings

Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. Titan intends to defend these lawsuits vigorously.

On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, No. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. On July 11, 2005, the court granted in part and denied in part Titan's motion for summary judgment. Titan intends to defend its position vigorously.

On March 14, 2005, Makram Majid Chams, a former consultant of Titan filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS  — (continued)

(dollars in thousands, except per share data)

wrongfully terminated his consulting agreement and that he was defamed by Titan's publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. Titan intends to defend its position vigorously.

In December 2001, the current occupants of a property formerly owned by Titan commenced an environmental action, Lefcourt Associates, Ltd. et al. v. The Thor Corporation, et al., against Titan and others in New Jersey state court. Plaintiffs contend that Titan is liable for the damages caused by hazardous waste materials originating from adjacent land to the extent that Titan purportedly provided indemnification to plaintiffs when it sold the property to them in 1986. Discovery is in progress, and we cannot predict the outcome of this litigation at this time.

18.    Unaudited Financial Information of L-3 Communications and its Subsidiaries

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

33

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At June 30, 2005:
Current assets:
Cash and cash equivalents	$—	$378,105	$(47,157)	$79,789	$—	$410,737
Contracts in process	—	671,299	1,287,800	349,223	—	2,308,322
Other current assets	—	124,838	44,181	16,612	—	185,631
Total current assets	—	1,174,242	1,284,824	445,624	—	2,904,690
Goodwill	—	1,054,486	2,832,372	671,256	—	4,558,114
Other assets	—	355,467	516,045	123,663	—	995,175
Investment in and amounts due from consolidated subsidiaries	4,151,425	4,719,558	853,550	36,774	(9,761,307)	—
Total assets	$4,151,425	$7,303,753	$5,486,791	$1,277,317	$(9,761,307)	$8,457,979
Current liabilities	—	555,852	$558,044	$295,087	$—	$1,408,983
Other long-term liabilities	—	404,174	190,644	31,229	—	626,047
Long-term debt	—	2,192,302	—	—	—	2,192,302
Minority interests	—	—	—	79,222	—	79,222
Shareholders' equity	4,151,425	4,151,425	4,738,103	871,779	(9,761,307)	4,151,425
Total liabilities and shareholders' equity	$4,151,425	$7,303,753	$5,486,791	$1,277,317	$(9,761,307)	$8,457,979
At December 31, 2004:
Current assets:
Cash and cash equivalents	$—	$643,173	$(45,220)	$55,466	$—	$653,419
Contracts in process	—	591,018	1,111,253	276,756	—	1,979,027
Other current assets	—	127,465	39,390	9,023	—	175,878
Total current assets	—	1,361,656	1,105,423	341,245	—	2,808,324
Goodwill	—	885,242	2,709,731	459,841	—	4,054,814
Other assets	—	307,929	492,264	117,434	—	917,627
Investment in and amounts due from consolidated subsidiaries	3,799,761	4,259,200	831,062	40,000	(8,930,023)	—
Total assets	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765
Current liabilities	$—	$495,190	$489,500	$191,150	$—	$1,175,840
Other long-term liabilities	—	329,270	182,679	25,873	—	537,822
Long-term debt	—	2,189,806	—	—	—	2,189,806
Minority interests	—	—	—	77,536	—	77,536
Shareholders' equity	3,799,761	3,799,761	4,466,301	663,961	(8,930,023)	3,799,761
Total liabilities and shareholders' equity	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the six months ended June 30, 2005:
Sales	$—	$1,155,863	$2,376,581	$529,933	$(24,288)	$4,038,089
Costs and expenses	—	1,015,549	2,144,323	478,376	(24,288)	3,613,960
Operating income	—	140,314	232,258	51,557	—	424,129
Other (income) expense, net	—	(11,658)	177	(787)	6,724	(5,544)
Interest expense	—	75,550	1,095	6,691	(6,724)	76,612
Minority interests in net income of consolidated subsidiaries	—	—	—	5,391	—	5,391
Provision for income taxes	—	27,665	83,617	14,575	—	125,857
Equity in net income of consolidated subsidiaries	221,813	173,056	—	—	(394,869)	—
Net income	$221,813	$221,813	$147,369	$25,687	$(394,869)	$221,813
For the six months ended
June 30, 2004:
Sales	$—	$938,168	$1,892,293	$384,851	$(13,683)	$3,201,629
Costs and expenses	—	821,375	1,719,458	344,759	(13,683)	2,871,909
Operating income	—	116,793	172,835	40,092	—	329,720
Other (income) expense, net	—	(8,139)	808	4,739	6,007	3,415
Interest expense	9,040	71,401	257	6,274	(15,047)	71,925
Minority interests in net income of consolidated subsidiaries	—	—	—	2,287	—	2,287
Provision (benefit) for income taxes	(3,300)	19,539	62,696	9,779	3,300	92,014
Equity in net income of consolidated subsidiaries	165,819	126,087	—	—	(291,906)	—
Net income	$160,079	$160,079	$109,074	$17,013	$(286,166)	$160,079

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations
For the three months ended June 30, 2005:
Sales	$—	$594,509	$1,228,565	$268,607	$(16,134)	$2,075,547
Costs and expenses	—	524,562	1,096,922	245,273	(16,134)	1,850,623
Operating income	—	69,947	131,643	23,334	—	224,924
Other (income) expense, net	—	(5,275)	(387)	(478)	3,292	(2,848)
Interest expense	—	37,741	774	3,279	(3,292)	38,502
Minority interests in net income of consolidated subsidiaries	—	—	—	2,176	—	2,176
Provision for income taxes	—	13,568	47,515	6,645	—	67,728
Equity in net income of consolidated subsidiaries	119,366	95,453	—	—	(214,819)	—
Net income	$119,366	$119,366	$83,741	$11,712	$(214,819)	$119,366
For the three months ended June 30, 2004:
Sales	$—	$499,819	$985,844	$202,381	$(8,059)	$1,679,985
Costs and expenses	—	438,554	894,614	176,758	(8,059)	1,501,867
Operating income	—	61,265	91,230	25,623	—	178,118
Other (income) expense, net	—	(3,067)	849	1,547	3,033	2,362
Interest expense	4,520	34,971	152	3,300	(7,553)	35,390
Minority interests in net income of consolidated subsidiaries	—	—	—	1,672	—	1,672
Provision (benefit) for income taxes	(1,650)	10,716	32,934	6,973	1,650	50,623
Equity in net income of consolidated subsidiaries	90,941	69,426	—	—	(160,367)	—
Net income	$88,071	$88,071	$57,295	$12,131	$(157,497)	$88,071

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the six months ended June 30, 2005:
Operating activities:
Net cash from operating activities	$—	$133,936	$166,093	$60,514	$—	$360,543
Investing activities:
Acquisition of businesses, net of cash acquired	—	(206,555)	(181,520)	(198,240)	—	(586,315)
Other investing activities	(162,728)	(398,897)	(23,274)	(4,389)	542,488	(46,800)
Net cash used in investing activities	(162,728)	(605,452)	(204,794)	(202,629)	542,488	(633,115)
Financing activities:
Net cash from financing activities	162,728	206,448	36,764	166,438	(542,488)	29,890
Net increase (decrease) in cash	—	(265,068)	(1,937)	24,323	—	(242,682)
Cash and cash equivalents, beginning of period	—	643,173	(45,220)	55,466	—	653,419
Cash and cash equivalents, end of period	$—	$378,105	$(47,157)	$79,789	$—	$410,737
For the six months ended June 30, 2004:
Operating activities:
Net cash from operating activities	$—	$67,928	$131,580	$44,451	$—	$243,959
Investing activities:
Acquisition of businesses, net of cash acquired	—	(55,166)	(76,002)	(165)	—	(131,333)
Other investing activities	(86,196)	(83,924)	(15,001)	(5,294)	162,363	(28,052)
Net cash used in investing activities	(86,196)	(139,090)	(91,003)	(5,459)	162,363	(159,385)
Financing activities:
Net cash from (used in) financing activities	86,196	124,635	(29,789)	(10,164)	(162,363)	8,515
Net increase in cash	—	53,473	10,788	28,828	—	93,089
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$208,848	$(30,503)	$49,620	$—	$227,965

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

L-3 Holdings and its subsidiaries, including L-3 Communications (referred to as L-3, we, us and our) is a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of subsystems on many platforms, including those for secure communication networks and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations and maintenance (O&M), Intelligence, Surveillance and Reconnaissance (ISR) collection platforms, training and simulation, and government support services. The substantial majority of our sales are generated using written revenue arrangements, or contracts. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide engineering and technical services according to the buyer's specifications. Our primary customer is the U.S. Department of Defense (DoD). Our other customers include the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Government Services; (3) Aircraft Modernization, O&M and Products; and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government and allied foreign government reconnaissance and surveillance applications. We believe that our products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Government Services segment provides maintenance and logistics support for training devices, communication systems support and engineering services, teaching and training services and marksmanship training systems and services. Our Aircraft Modernization, O&M and Products segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services, and aviation products, including traffic alert and collision avoidance systems, terrain awareness warning systems, cockpit voice and flight data recorders, advanced cockpit avionics products and ruggedized custom cockpit displays. Our Specialized Products segment provides a broad range of products, including naval warfare products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, training devices and microwave components.

On July 29, 2005, we acquired all of the outstanding stock and assumed all outstanding debt of The Titan Corporation (Titan). The total transaction value was approximately $2.8 billion, including related acquisition and financing expenses. The Titan acquisition was financed with a combination of cash on hand, borrowings under our senior credit facility and net proceeds from the issuance of convertible contingent debt securities and senior subordinated notes. See "Liquidity and Capital Resources — Statement of Cash Flows — Financing Activities" below. Titan is a leading provider of comprehensive national security solutions including information and communications systems solutions and services to the Department of Defense (DoD), intelligence agencies, the Department of Homeland Security (DHS) and other United States federal government customers. Titan offers services, systems and products for Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), enterprise information technology and homeland security programs. Titan's businesses are complementary to L-3's, and focus on C3ISR, advanced and transformational products and enterprise information technology for a number of government agencies, including the DoD, Federal Aviation Administration (FAA) and National Aeronautics and Space Administration (NASA), in addition to its systems integration work. Total sales for Titan for the year ended December 31, 2004 were $2.0 billion and for the six months ended June 30, 2005 were $1.2 billion. The Titan acquisition will initially reduce our consolidated operating margin because Titan has lower operating margin than L-3, due to its business mix and contract-type sales mix.

The table below presents customer-type and contract-type sales mix as a percentage of total sales for the year ended December 31, 2004 for L-3, Titan and pro forma for the combined company. The pro forma combined customer-type and contract-type percentage below are not necessarily indicative of the results that would have actually occurred had we completed the Titan acquisition on January 1, 2004.

	L-3	Titan	Pro Forma Combined
Customer-Type
U.S. Government	80.3%	97.0%	84.1%
Commercial and foreign governments	19.7%	3.0%	15.9%
	100.0%	100.0%	100.0%
Contract-Type:
Fixed-price	60.6%	15.1%	50.2%
Cost-reimbursable	26.9%	47.9%	31.7%
Time-and-material	12.5%	37.0%	18.1%
	100.0%	100.0%	100.0%

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2004, included in the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2004.

Business Acquisitions

The table below summarizes the business acquisitions that we have completed from January 1, 2004, through June 30, 2005.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
Beamhit LLC	May 13, 2004	$40.0	(2) (3)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(4)	November 9, 2004	44.3
Cincinnati Electronics, Inc.	December 9, 2004	176.3
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(5)	December 30, 2004	65.0	(2)
AVISYS, Inc., General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Sarnoff Corporation and BAI Aerosystems	Various dates in 2004	75.6	(6)
Marine Controls division of CAE (MAPPS)(7)	February 3, 2005	196.8	(2)
Propulsion Systems business unit of General Dynamics(8)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(9)	February 28, 2005	90.0	(2)
InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc. and Advanced Laser Systems Technology, Inc.	Various dates in 2005	91.5	(10)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(3)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2005, 2006 and 2007.

(4)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products.

(5)	Following the acquisition, we changed the name of the Canadian Navigation System and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(6)	Excludes additional purchase price, expected not to exceed $31.5 million, which is contingent upon the financial performance of Bay Metals, D.P. Associates and BAI Aerosystems for the years ending December 31, 2005 and 2006.

(7)	Following the acquisition, we changed the name of the Marine Controls business to L-3 Communications MAPPS Inc.

(8)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications – Combat Propulsion Systems.

(9)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications – Electron Technologies, Inc.

(10)	Excludes additional purchase price, not to exceed $50.3 million, which is contingent primarily upon the financial performance of InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc. and Advanced Laser Systems Technology, Inc. for fiscal years ending on various dates in 2005 through 2008.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On July 29, 2005, we acquired all of the outstanding shares of Titan for $23.10 per share in cash. The total transaction value was approximately $2.8 billion, including the assumption of approximately $626.0 million of Titan's debt and related acquisition and financing expenses. We have not entered into any other agreements with respect to any other business acquisition transactions through the date of this filing, which would be considered material to L-3's results of operations, cash flows, or financial position.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K for a discussion of our 2004 business acquisitions and Note 4 to the unaudited condensed consolidated financial statements for the six months ended June 30, 2005 included in this report for a discussion of our 2005 business acquisitions.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, "Contracts, primarily U.S. Government" and "Commercial, primarily products." For a detailed description of these two categories, refer to Note 2 in the unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the three months ended June 30, 2005 (2005 Second Quarter) and June 30, 2004 (2004 Second Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended June 30,
	2005	2004
	(in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government(1)	$1,866.8	$1,508.9
Commercial, primarily products(1)	208.8	171.1
Consolidated	$2,075.6	$1,680.0
Operating income:
Contracts, primarily U.S. Government(1)	$209.8	$158.4
Commercial, primarily products(1)	15.1	19.7
Consolidated	$224.9	$178.1
Operating margin(2):
Contracts, primarily U.S. Government	11.2%	10.5%
Commercial, primarily products	7.2%	11.5%
Consolidated	10.8%	10.6%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$428.8	$413.6
Training, Simulation & Government Services	375.5	313.5
Aircraft Modernization, O&M and Products	681.4	551.2
Specialized Products	589.9	401.7
Consolidated	$2,075.6	$1,680.0
Operating income:
Secure Communications & ISR	$55.1	$56.8
Training, Simulation & Government Services	43.0	35.3
Aircraft Modernization, O&M and Products	80.8	54.2
Specialized Products	46.0	31.8
Consolidated	$224.9	$178.1
Operating margin(2):
Secure Communications & ISR	12.8%	13.7%
Training, Simulation & Government Services	11.5%	11.3%
Aircraft Modernization, O&M and Products	11.9%	9.8%
Specialized Products	7.8%	7.9%
Consolidated	10.8%	10.6%

(1)	Effective January 1, 2005, L-3's Microdyne Outsourcing Inc. (MOI) business was combined with the Ilex group and as a result of this business realignment, $7.0 million of 2004 second quarter sales and $0.2 million of 2004 second quarter operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government".

(2)	Operating margin is calculated by dividing operating income into sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

Consolidated sales increased by $395.6 million, or 23.5%, to $2,075.6 million for the 2005 Second Quarter from $1,680.0 million for the 2004 Second Quarter. Consolidated organic sales growth was 11.7%, or $196.5 million. Organic sales growth for our defense businesses was 11.9%, or $179.4 million, driven by continued strong demand for secure communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization, training and government services, training devices and security products. Organic sales growth for our commercial businesses was 10.0%, or $17.1 million, primarily due to volume increases for security products and commercial aviation. The increase in consolidated sales from acquired businesses was $199.1 million, or 11.8%. We define "organic sales growth," as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in our results of operations for the prior period, determined on a monthly basis. Sales for our "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" (Government Businesses) and sales for our "commercial businesses" are presented under "Commercial, primarily products" (Commercial Businesses).

Sales from our Government Businesses increased by $357.9 million, or 23.7%, to $1,866.8 million for the 2005 Second Quarter from $1,508.9 million for the 2004 Second Quarter. The increase in sales from acquired businesses was $178.5 million, or 11.8%. The acquired businesses include AVISYS, BAI Aerosystems, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc., Electronics Systems, the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004, and Combat Propulsion Systems, Electron Technologies, Inc., MAPPS and Sonoma Design Group, Inc., which were acquired in 2005. Sales from our Commercial Businesses increased by $37.7 million, or 22.0%, to $208.8 million for the 2005 Second Quarter from $171.1 million for the 2004 Second Quarter. The increase in sales from acquired businesses was $20.6 million, or 12.0%. The acquired businesses include Infrared Products, which was acquired in 2004, and Infrared Vision Technology Corporation, Mobile-Vision, Inc., and Advanced Laser Systems Technology, Inc., which were acquired in 2005.

Consolidated costs and expenses increased by $348.8 million, or 23.2%, to $1,850.7 million for the 2005 Second Quarter from $1,501.9 million for the 2004 Second Quarter. Costs and expenses for our Government Businesses increased by $306.5 million, or 22.7%, to $1,657.0 million for the 2005 Second Quarter from $1,350.5 million for the 2004 Second Quarter. Costs and expenses for our Commercial Businesses increased by $42.3 million, or 27.9%, to $193.7 million for the 2005 Second Quarter from $151.4 million for 2004 Second Quarter.

The increase to costs and expenses for our Government Businesses included $3.7 million for the recall and replacement of previously shipped products for the Combat Survivor Evader Locator (CSEL) program. The increase due to acquired businesses was $155.5 million. The remaining increase is primarily attributable to organic sales growth of our defense businesses. As described in Note 5 to the unaudited condensed consolidated financial statements, cost of sales for L-3's U.S. Government contractor businesses include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These costs increased by $29.4 million to $175.7 million for the 2005 Second Quarter from $146.3 million for the 2004 Second Quarter, primarily attributable to acquired businesses and organic sales growth.

Cost of sales for our Commercial Businesses increased by $35.3 million to $135.1 million for the 2005 Second Quarter from $99.8 million for the 2004 Second Quarter. The increase in cost of sales was primarily due to increased costs attributable to changes in products sales mix for airport security systems and the Infrared Products acquired business. SG&A expenses increased by $5.0 million to $39.5 million for the 2005 Second Quarter from $34.5 million for the 2004 Second Quarter, and declined as a percentage of sales to 18.9% from 20.2% due primarily to higher sales volume. Research and development (R&D) expenses increased by $2.0 million to $19.1 million for the 2005 Second Quarter from $17.1 million for the 2004 Second Quarter, primarily due to R&D at our Infrared Products business, which we acquired on November 9, 2004, partially offset by lower R&D expenses for our SmartdeckTM product.

Consolidated operating income increased by $46.8 million, or 26.3%, to $224.9 million for the 2005 Second Quarter from $178.1 million for the 2004 Second Quarter. Consolidated operating margin increased to 10.8% for the 2005 Second Quarter from 10.6% for the 2004 Second Quarter. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $51.4 million, or 32.4%, to $209.8 million for the 2005 Second Quarter from $158.4 million for the 2004 Second Quarter. Operating margin increased by 0.7 percentage points to 11.2% for the 2005 Second Quarter from 10.5% for the 2004 Second Quarter. Operating margin increased primarily due to higher margins for aircraft base operations support resulting from indirect cost reductions and incentive fees, and award fees earned on the Stratospheric Observatory for Infrared Astronomy (SOFIA) aircraft modification contract, higher sales volume and cost and performance improvements for training devices and higher margins from certain acquired businesses. These increases were partially offset by lower margins on certain secure communications contracts that are in the early stages of performance and unit sales prices on a follow-on contract for secure terminal equipment, which are lower than those on the previous contract. Margins were also reduced due to a charge of $3.7 million on the CSEL program as described above. Operating income for our Commercial Businesses decreased by $4.6 million, or 23.4%, to $15.1 million for the 2005 Second Quarter from $19.7 million for the 2004 Second Quarter. Operating margin decreased by 4.3 percentage points to 7.2% for the 2005 Second Quarter from 11.5% for the 2004 Second Quarter, primarily due to lower margins on airport security systems from changes in product sales mix.

Interest expense increased by $3.1 million to $38.5 million for the 2005 Second Quarter from $35.4 million for the 2004 Second Quarter because of slightly higher levels of outstanding debt during the 2005 Second Quarter compared to the levels of outstanding debt during the 2004 Second Quarter and $1.9 million of lower interest savings from interest rate swap agreements, which have been previously terminated. The annual incremental increase to interest expense as a result of the financings that we completed on July 29, 2005, related to the Titan acquisition, assuming that the term loan borrowings under our senior credit facility are not repaid and assuming a variable interest rate of 5.5%, is expected to be approximately $128.0 million per annum, or approximately $32.0 million per quarter.

Other (income) expense for the 2005 Second Quarter was $2.8 million of income and was primarily comprised of interest and investment income on our cash and cash equivalents. Other (income) expense for the 2004 Second Quarter was $2.4 million of expense and was primarily comprised of an increase in the fair value of the embedded derivatives related to L-3's contingent convertible debt, which was converted into shares of L-3 Holdings common stock in the fourth quarter of 2004, and losses on investments accounted for using the equity method.

Minority interests in net income of consolidated subsidiaries increased by $0.5 million to $2.2 million for the 2005 Second Quarter from $1.7 million for the 2004 Second Quarter, due to net income for Army Fleet Support LLC and for Aviation Communications and Surveillance Systems LLC.

The income tax provision was based on an effective income tax rate of 36.2% for the 2005 Second Quarter compared to an effective income tax rate of 36.5% for the 2004 Second Quarter. The decrease in the effective income tax rate was primarily due to a decrease in the tax rate on foreign earnings.

Basic earnings per share (EPS) increased by $0.17 to $1.00 for the 2005 Second Quarter from $0.83 for the 2004 Second Quarter. Diluted EPS increased by $0.21, or 26.9%, to $0.99 for the 2005 Second Quarter from $0.78 for the 2004 Second Quarter. Diluted weighted-average common shares outstanding increased by 3.4% to 121.0 million for the 2005 Second Quarter from 117.0 million for the 2004 Second Quarter. In accordance with the Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, diluted EPS and weighted-average diluted common shares outstanding for the 2004 Second Quarter have been restated, resulting in a non-cash reduction to diluted EPS of $0.03.

SECURE COMMUNICATIONS & ISR

Sales within our Secure Communications & ISR segment increased by $15.2 million, or 3.7%, to $428.8 million for the 2005 Second Quarter from $413.6 million for the 2004 Second Quarter. Organic sales growth was $12.5 million, or 3.0%, driven by an increase in upgrades of airborne mission and ISR systems for allied foreign governments on recently awarded competitive contracts, which were partially offset by volume declines for secure telephone equipment. The increase in sales from the BAI Aerosystems business, which was acquired on December 24, 2004, was $2.7 million.

Operating income decreased by $1.7 million to $55.1 million for the 2005 Second Quarter from $56.8 million for the 2004 Second Quarter because of lower operating margin. Operating margin decreased by 0.9 percentage points to 12.8% for the 2005 Second Quarter from 13.7% for the 2004 Second Quarter, primarily due to unit sales prices on a follow-on contract for secure terminal equipment, which are lower than those on the previous contract.

TRAINING, SIMULATION & GOVERNMENT SERVICES

Sales within our Training, Simulation & Government Services segment increased by $62.0 million, or 19.8%, to $375.5 million for the 2005 Second Quarter from $313.5 million for the 2004 Second Quarter. Organic sales growth was $44.0 million, or 14.0%, driven by increased volume for both training and government services. The increase in sales from acquired businesses was $18.0 million. The acquired businesses include Beamhit LLC, D.P. Associates Inc., the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004.

Operating income increased by $7.7 million to $43.0 million for the 2005 Second Quarter from $35.3 million for the 2004 Second Quarter. Operating margin increased by 0.2 percentage points to 11.5% for the 2005 Second Quarter from 11.3% for the 2004 Second Quarter, due to higher margins on certain contracts nearing completion, and higher sales volume for training services, which were partially offset by lower margins on certain government services contracts.

AIRCRAFT MODERNIZATION, O&M AND PRODUCTS

Sales within our Aircraft Modernization, O&M and Products segment increased by $130.2 million, or 23.6%, to $681.4 million for the 2005 Second Quarter from $551.2 million for the 2004 Second Quarter. Organic sales growth was $108.0 million, or 19.6%, driven by higher sales for aircraft base operations, support and maintenance, including the U.S. Army Aviation and Missile Command (AMCOM) contract for the maintenance and logistics support for rotary-wing aircraft at Fort Rucker, Alabama, and the recently awarded Canadian Maritime Helicopter Program (MHP) that was competitively won. The increase in sales from acquired businesses was $22.2 million. The acquired businesses include AVISYS, Inc. and Electronics Systems, both of which were acquired in 2004.

Operating income increased by $26.6 million to $80.8 million for the 2005 Second Quarter from $54.2 million for the 2004 Second Quarter because of higher sales volume and higher operating margin. Operating margin increased by 2.1 percentage points to 11.9% for the 2005 Second Quarter from 9.8% for the 2004 Second Quarter. Higher margins for commercial aviation products due to cost performance and higher volumes increased operating margin by 0.7 percentage points. The remaining increase in operating margin was primarily due to higher margins for aircraft base operations support resulting from indirect cost reductions, incentive fees, and award fees earned on the Stratospheric Observatory for Infrared Astronomy (SOFIA) aircraft modification contract.

SPECIALIZED PRODUCTS

Sales within our Specialized Products segment increased by $188.2 million, or 46.9%, to $589.9 million for the 2005 Second Quarter from $401.7 million for the 2004 Second Quarter. Organic sales growth was $32.0 million, or 8.0%, primarily due to higher sales volume for training devices, related to new contracts competitively won in 2004, and for explosives detection systems (EDS). These increases were partially offset by volume declines for navigation products and undersea warfare products. The increase in sales from acquired businesses was $156.2 million. The acquired businesses include Bay Metals, Brashear LP, Infrared Products and Cincinnati Electronics, Inc., all of which were acquired in 2004, and MAPPS, Boeing Electron Technologies, Combat Propulsion Systems, ITC, Mobile-Vision, SDG, Inc., and ALST, all of which were acquired in the 2005 First Half.

Operating income increased by $14.2 million to $46.0 million for the 2005 Second Quarter from $31.8 million for the 2004 Second Quarter, primarily because of higher sales volume for training devices and EDS, partially offset by lower margins on airport security systems. Operating margin decreased by 0.1 percentage points to 7.8% for the 2005 Second Quarter from 7.9% for the 2004 Second Quarter. The 2005 Second Quarter included (i) a charge of $3.7 million for the recall and replacement of previously shipped products for the CSEL program, (ii) a $3.1 million charge for product reliability costs related to repairs of certain airborne dipping sonars used for acoustic undersea warfare applications, which repairs are substantially completed (the 2004 Second Quarter also included a charge of approximately $4.0 million related to costs incurred to repair airborne dipping sonars) and (iii) a $3.5 million charge on a telemetry earth station contract, which was assumed as part of a 2000 business acquisition, relating to the resolution of a customer dispute. These three provisions reduced operating margin by 1.0 percentage points. Additionally, lower margins on airport security systems from changes in product sales mix reduced operating margin by 1.3 percentage points. Operating margin increased by 0.8 percentage points due to higher sales volume and cost and performance improvements for training devices, and by 1.1 percentage points due to acquired businesses, which have higher margins than the other businesses in the segment. The remaining increase in operating margin was primarily due to continued improvement in margins for naval power equipment.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the six months ended June 30, 2005 (2005 First Half) and June 30, 2004 (2004 First Half). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2005	2004
	(in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government(1)	$3,626.2	$2,890.1
Commercial, primarily products(1)	411.9	311.5
Consolidated	$4,038.1	$3,201.6
Operating income:
Contracts, primarily U.S. Government(1)	$395.0	$300.6
Commercial, primarily products(1)	29.1	29.1
Consolidated	$424.1	$329.7
Operating margin(2):
Contracts, primarily U.S. Government	10.9%	10.4%
Commercial, primarily products	7.1%	9.3%
Consolidated	10.5%	10.3%
Reportable Segment Presentation
Sales(3):
Secure Communications & ISR	$861.6	$797.9
Training, Simulation & Government Services	703.1	582.0
Aircraft Modernization, O&M and Products	1,359.2	1,073.8
Specialized Products	1,114.2	747.9
Consolidated	$4,038.1	$3,201.6
Operating income:
Secure Communications & ISR	$108.9	$103.0
Training, Simulation & Government Services	72.9	67.2
Aircraft Modernization, O&M and Products	155.8	104.0
Specialized Products	86.5	55.5
Consolidated	$424.1	$329.7
Operating margin(2):
Secure Communications & ISR	12.6%	12.9%
Training, Simulation & Government Services	10.4%	11.5%
Aircraft Modernization, O&M and Products	11.5%	9.7%
Specialized Products	7.8%	7.4%
Consolidated	10.5%	10.3%

(1)	Effective January 1, 2005, L-3's Microdyne Outsourcing Inc. (MOI) business was combined with the Ilex group and as a result of this business realignment, $14.2 million of 2004 First Half sales and $0.5 million of 2004 First Half operating income was reclassified from "Commercial, primarily products" to "Contracts, primarily U.S. Government".

(2)	Operating margin is calculated by dividing operating income into sales.

(3)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

Consolidated sales increased by $836.5 million, or 26.1%, to $4,038.1 million for the 2005 First Half from $3,201.6 million for the 2004 First Half. Consolidated organic sales growth was 15.7%, or $501.2 million. Organic sales growth for our defense businesses was 15.1%, or $436.6 million, driven by continued strong demand for secure communications and ISR systems and products, aircraft modernization, training and government services, training devices, and imaging and telemetry products. Organic sales growth for our commercial businesses was 20.7%, or $64.6 million, primarily due to volume increases for security and commercial aviation products. The increase in consolidated sales from acquired businesses was $335.3 million, or 10.4%.

Sales from our Government Businesses increased by $736.1 million, or 25.5%, to $3,626.2 million for the 2005 First Half from $2,890.1 million for the 2004 First Half. The increase in sales from acquired businesses was $299.5 million, or 10.4%. The acquired businesses include AVISYS, BAI Aerosystems, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc., Electronic Systems, the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004, and Electron Technologies, MAPPS, Combat Propulsion Systems and SDG, Inc., which were acquired in the 2005 First Half. Sales from our Commercial Businesses increased by $100.4 million, or 32.2%, to $411.9 million for the 2005 First Half from $311.5 million for the 2004 First Half. The increase in sales from acquired businesses was $35.8 million, or 11.5%. The acquired businesses include Infrared Products, which was acquired in 2004, and ITC, Mobile-Vision and ALST, all of which were acquired in the 2005 First Half.

Consolidated costs and expenses increased by $742.1 million, or 25.8%, to $3,614.0 million for the 2005 First Half from $2,871.9 million for the 2004 First Half. Costs and expenses for our Government Businesses increased by $641.7 million, or 24.8%, to $3,231.2 million for the 2005 First Half from $2,589.5 million for the 2004 First Half. Costs and expenses for our Commercial Businesses increased by $100.4 million, or 35.6%, to $382.8 million for the 2005 First Half from $282.4 million for the 2004 First Half.

The increase to costs and expenses for our Government Businesses due to acquired businesses was $262.4 million. The remaining increase is primarily attributable to organic sales growth. SG&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $346.6 million for the 2005 First Half, compared to $282.7 million for the 2004 First Half. The increase of $63.9 million was primarily attributable to the acquired businesses and organic sales growth.

Cost of sales for our Commercial Businesses increased by $85.5 million to $268.3 million for the 2005 First Half from $182.8 million for the 2004 First Half. The increase in cost of sales was primarily due to increased costs attributable to higher sales volume for our security and commercial aviation products and to the Infrared Products acquired business. SG&A expenses increased by $13.9 million to $81.0 million for the 2005 First Half from $67.1 million for the 2004 First Half, and declined as a percentage of sales to 19.7% from 21.5% due primarily to higher sales volume. R&D expenses increased by $1.0 million to $33.5 million for the 2005 First Half from $32.5 million for the 2004 First Half, primarily due to R&D at our Infrared Products business, which we acquired on November 9, 2004, partially offset by lower R&D expenses for our SmartdeckTM product.

Consolidated operating income increased by $94.4 million, or 28.6%, to $424.1 million for the 2005 First Half from $329.7 million for the 2004 First Half. Consolidated operating margin increased to 10.5% for the 2005 First Half from 10.3% for the 2004 First Half. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $94.4 million, or 31.4%, to $395.0 million for the 2005 First Half from $300.6 million for the 2004 First Half. Operating margin increased by 0.5 percentage points to 10.9% for the 2005 First Half from 10.4% for the 2004 First Half. Operating margin increased primarily due to incentive fees earned on the AMCOM contract, higher sales volume for aircraft base operations support and maintenance and higher sales volume and cost and performance improvements for training devices. These increases were partially offset by lower margins for the Training, Simulation and Government Services segment, that occurred during the first quarter of 2005, due to cost overruns on certain fixed price contracts and lower absorption of indirect costs primarily due to timing and lower volume. Operating margin was also reduced by a charge of approximately $4.0 million for the recall and replacement of previously shipped products for the CSEL program. Operating income for our Commercial Businesses for the 2005 First Half was $29.1 million, the same as for the 2004 First Half. Operating margin decreased by 2.2 percentage points to 7.1% for the 2005 First Half from 9.3 % for the 2004 First Half, primarily due to lower margins on airport security systems from changes in product sales mix.

Interest expense increased by $4.7 million to $76.6 million for the 2005 First Half from $71.9 million for the 2004 First Half because of slightly higher levels of outstanding debt during the 2005 First Half compared to the levels of outstanding debt during the 2004 First Half and $2.3 million of lower interest savings from interest rate swap agreements, which have been previously terminated.

Other (income) expense for the 2005 First Half was $5.5 million of income and was primarily comprised of interest and investment income on our cash and cash equivalents. Other (income) expense for the 2004 First Half was $3.4 million of expense and was primarily comprised of an increase in the fair value of the embedded derivatives related to L-3's contingent convertible debt, which was converted into shares of L-3 Holdings' common stock in the fourth quarter of 2004, and losses on investments accounted for using the equity method.

Minority interests in net income of consolidated subsidiaries increased by $3.1 million to $5.4 million for the 2005 First Half from $2.3 million for the 2004 First Half, due to higher net income for Army Fleet Support LLC and for Aviation Communications and Surveillance Systems LLC.

The income tax provision was based on an effective income tax rate of 36.2% for the 2005 First Half compared to an effective income tax rate of 36.5% for the 2004 First Half. The decrease in the effective income tax rate was primarily due to a decrease in the tax rate on foreign earnings.

Basic EPS increased by $0.37 to $1.89 for the 2005 First Half from $1.52 for the 2004 First Half. Diluted EPS increased by $0.42, or 29.6%, to $1.84 for the 2005 First Half from $1.42 for the 2004 First Half. Diluted weighted-average common shares outstanding increased by 3.4% to 120.3 million for the 2005 First Half from 116.4 million for the 2004 First Half. In accordance with EITF Issue No. 04-8, diluted EPS and weighted-average diluted common shares outstanding for the 2004 First Half have been restated, resulting in a non-cash reduction to diluted EPS of $0.05.

SECURE COMMUNICATIONS & ISR

Sales within our Secure Communications & ISR segment increased by $63.7 million, or 8.0%, to $861.6 million for the 2005 First Half from $797.9 million for the 2004 First Half. Organic sales growth was $58.7 million, or 7.4%, driven by an increase in upgrades of airborne mission and ISR systems for allied foreign governments on recently awarded competitive contracts, which was partially offset by volume declines for secure telephone equipment. The increase in sales from the BAI Aerosystems business, which was acquired on December 24, 2004, was $5.0 million.

Operating income increased by $5.9 million to $108.9 million for the 2005 First Half from $103.0 million for the 2004 First Half because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 0.3 percentage points to 12.6% for the 2005 First Half from 12.9% for the 2004 First Half. Lower margins on certain contracts that are in the early stages of performance and lower unit sales prices on a follow-on contract for secure terminal equipment reduced the segment's operating margin by 1.2 percentage points. Additionally, the 2004 First Half included a loss on a production contract for transportable tactical satellite communications terminals, which did not recur in the 2005 First Half and increased operating margin by 0.6 percentage points.

TRAINING, SIMULATION & GOVERNMENT SERVICES

Sales within our Training, Simulation & Government Services segment increased by $121.1 million, or 20.8%, to $703.1 million for the 2005 First Half from $582.0 million for the 2004 First Half. Organic sales growth was $86.9 million, or 14.9%, driven by increased volume for both training and government services. The increase in sales from acquired businesses was $34.2 million. The acquired businesses include Beamhit LLC, D.P. Associates Inc., the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004.

Operating income increased by $5.7 million to $72.9 million for the 2005 First Half from $67.2 million for the 2004 First Half. Operating margin decreased by 1.1 percentage points to 10.4% for the 2005 First Half from 11.5% for the 2004 First Half. Higher sales volume for training services increased operating margin by 1.5 percentage points. Lower margins for government services caused by cost overruns on certain fixed price contracts, and lower absorption of indirect costs due primarily to timing of indirect cost recognition, which are expensed as incurred, and lower sales volume decreased operating margin by 2.5 percentage points. The remaining decrease is primarily due to acquired businesses, which had lower margins than the other businesses in the segment.

AIRCRAFT MODERNIZATION, O&M AND PRODUCTS

Sales within our Aircraft Modernization, O&M and Products segment increased by $285.4 million, or 26.6%, to $1,359.2 million for the 2005 First Half from $1,073.8 million for the 2004 First Half. Organic sales growth was $239.7 million, or 22.3%, driven by higher sales for aircraft modernization and maintenance, including the AMCOM contract, and MHP and commercial aviation products due primarily to Federal Aviation Administration mandates for terrain awareness warning systems (TAWS), which became effective in March, 2005. The increase in sales from acquired businesses was $45.7 million. The acquired businesses include AVISYS, Inc. and Electronics Systems, both of which were acquired in 2004.

Operating income increased by $51.8 million to $155.8 million for the 2005 First Half from $104.0 million for the 2004 First Half because of higher sales volume and operating margin. Operating margin increased by 1.8 percentage points to 11.5% for the 2005 First Half from 9.7% for the 2004 First Half. Higher sales volume for commercial aviation products increased operating margin by 1.0 percentage points. The remaining increase is primarily due to incentive fees earned on the AMCOM contract and higher sales volume for aircraft base operations support and maintenance.

SPECIALIZED PRODUCTS

Sales within our Specialized Products segment increased by $366.3 million, or 49.0%, to $1,114.2 million for the 2005 First Half from $747.9 million for the 2004 First Half. Organic sales growth was $115.9 million, or 15.5%, primarily due to higher sales volume for training devices, related to new contracts competitively won in 2004, and for explosives detection systems (EDS), naval power equipment, imaging products and telemetry products. Theses increases were partially offset by volume declines for navigation products and undersea warfare products. The increase in sales from acquired businesses was $250.4 million. The acquired businesses include Bay Metals, Brashear LP, Infrared Products and Cincinnati Electronics, Inc., all of which were acquired in 2004, and MAPPS, Boeing Electron Technologies, Combat Propulsion Systems, ITC, Mobile-Vision, SDG, Inc., and ALST, all of which were acquired in the 2005 First Half.

Operating income increased by $31.0 million to $86.5 million for the 2005 First Half from $55.5 million for the 2004 First Half, because of higher sales volume and operating margin. Operating margin increased by 0.4 percentage points to 7.8% for the 2005 First Half from 7.4% for the 2004 First Half. Operating margin increased by 1.0 percentage points due to higher sales volume and contract profit improvements for training devices, and 1.2 percentage points due to acquired businesses, which have higher margins than the other businesses in the segment. Operating margin decreased by 0.3 percentage points due to a charge of $4.3 million for the recall and replacement of previously shipped products for the CSEL program. The remaining decrease was primarily due to lower margins on airport security systems.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $329.3 million to $2,308.3 million at June 30, 2005 from $1,979.0 million at December 31, 2004. The increase included (i) $156.3 million related to business acquisitions and (ii) $173.0 million principally from:

•	increases of $61.9 million in unbilled contract receivables due to sales exceeding deliveries and billings for ISR systems and products, aircraft modernization and maintenance and training services. These increases were partially offset by decreases for training devices and government services due to deliveries and billings exceeding sales;

•	increases of $63.1 million in billed receivables for aircraft base operations, support and maintenance, secure communication products, cockpit display systems and security products. These increases were partially offset by collections for government services and training devices;

•	increases of $21.5 million in inventoried contract costs, primarily for secure network communications, acoustic undersea warfare products, naval power and propulsion products and naval power equipment services. These increases were partially offset by a decrease for ISR systems and products and aircraft operations and maintenance due to deliveries during the period; and

•	increases of $26.5 million in inventories at lower of cost or market due to increases for airport security products and satellite communications products.

L-3's days sales outstanding (DSO) was 74.6 at June 30, 2005 compared with 71.8 at December 31, 2004. The increase in DSO was primarily due to the timing items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $8,117.5 million for the twelve-month period ended June 30, 2005), multiplied by 365.

L-3's days inventory held (DIH) was 33.6 at June 30, 2005 compared with 33.3 at December 31, 2004. We calculate DIH by dividing (i) our aggregate end of period net inventoried contract costs and inventories at lower of cost or market, by (ii) our cost of sales for the last twelve-month period adjusted on a pro forma basis to include cost of sales from business acquisitions that we completed as of the end of the period (which amounted to $7,033.5 million), multiplied by 365.

The increase in property, plant and equipment (PP&E) during the 2005 First Half was principally related to the Electron Technologies and Combat Propulsion Systems acquired businesses. The percentage of depreciation expense to average gross PP&E decreased slightly to 6.1% for the 2005 First Half from 6.3% for the 2004 First Half. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $503.3 million to $4,558.1 million at June 30, 2005 from $4,054.8 million at December 31, 2004. The increase was comprised of (i) $492.1 million for business acquisitions completed during the 2005 First Half, (ii) $3.7 million for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and (iii) net increases of $7.5 million primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

The increase in other current assets was primarily due to annual insurance premiums paid and certain other prepayments made during the 2005 First Half, as well as balances from business acquisitions completed during the 2005 First Half. The increase in other assets was primarily due to capitalized software development costs for new products, investments in equipment for training devices and investments accounted for using the equity method. The increase in accounts payable was primarily due to balances from business acquisitions completed during the 2005 First Half. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees and to an increase in the number of employees related to business acquisitions completed during the 2005 First Half. The increase in billings in excess of costs and estimated profits was primarily attributable to balances from business acquisitions completed during the 2005 First Half. Customer advances increased due to an aircraft modernization contract and an ISR systems contract with foreign customers, an EDS contract with the Transportation Security Administration (TSA) and the business acquisitions we completed during the 2005 First Half. The increases in other current liabilities and other non-current liabilities were primarily due to balances from business acquisitions completed during the 2005 First Half. The increase in other non-current liabilities is also due to higher deferred income tax liabilities. The increase in pension and postretirement benefit liabilities was primarily due to pension expenses exceeding related cash contributions.

Statement of Cash Flows

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Cash decreased to $410.7 million at June 30, 2005 from $653.4 million at December 31, 2004. The table below provides a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2005	2004
	(in millions)
Net cash from operating activities	$360.5	$244.0
Net cash used in investing activities	(633.1)	(159.4)
Net cash from financing activities	29.9	8.5
Net (decrease) increase in cash	$(242.7)	$93.1

Operating Activities

We generated $360.5 million of cash from operating activities during the 2005 First Half, an increase of $116.5 million from the $244.0 million generated during the 2004 First Half. Net income increased by $61.7 million. Non-cash expenses increased by $18.4 million to $160.4 million for the 2005 First Half from $142.0 million for the 2004 First Half, primarily for contributions to employee savings plans in L-3 Holdings' common stock, higher depreciation expense and minority interests in net income of consolidated subsidiaries, partially offset by lower losses on investments. During the 2005 First Half, we used cash for changes in operating assets and liabilities of $21.6 million, compared to a use of cash of $58.1 million for the 2004 First Half. The use of cash for contracts in process was primarily driven by increases in billed and unbilled contract receivables for our defense businesses, as discussed above under "Liquidity and Capital Resources—Balance Sheet". The use of cash for other current assets was primarily due to annual insurance premiums paid, certain other prepayments made and deposits and advances paid to vendors during the 2005 First Half. The prepaid insurance premiums will be expensed over the remainder of 2005. The use of cash for other assets was primarily due to capitalized software development costs for new products and investments in equipment for training devices. The timing of payments to employees for salaries and wages was a source of cash because cost and expenses for salaries and wages exceeded the cash payments. The source of cash for customer advances was due to the receipt on certain foreign contracts and to orders received from the TSA for EDS. The source of cash from the change in pension and postretirement benefit liabilities was due to pension expenses exceeding related cash contributions. We made approximately $22.0 million of pension contributions during the 2005 First Half and we expect to contribute approximately $70.0 million to our pension plans for all of 2005. The source of cash from other liabilities was primarily due to an increase in our workers compensation and deferred compensation obligations.

The source of cash from income taxes was due to our provision for income taxes exceeding our income tax payments, primarily because of income tax deductions for compensation expense arising from the exercise of employee stock options.

Investing Activities

During the 2005 First Half, we used $586.3 million of cash for business acquisitions. We paid $576.7 million in connection with our 2005 business acquisitions discussed above. We also paid $9.6 million primarily for the remaining contractual purchase price for the BAI Aerosystems business and for an adjustment to the purchase price of D.P. Associates based on closing date net assets of the business. During the 2004 First Half, we used $131.3 million of cash for business acquisitions, primarily for the Beamhit and Brashear business acquisitions, the remaining contractual purchase price for certain of the defense and aerospace assets of IPICOM, Inc. and for the final contractual purchase price adjustment for the Vertex business acquisition.

On July 29, 2005, we acquired all of the outstanding shares of The Titan Corporation for $23.10 per share in cash. The total transaction value was approximately $2.8 billion, including the assumption of approximately $626.0 million of Titan's debt and related acquisition and financing expenses. The acquisition was financed using $452.8 million of cash on hand (approximately $59.0 million of which was acquired from Titan), $6.3 million of revolving credit borrowings and $750.0 million of term loan borrowings under our senior credit facility, and the net proceeds from the issuances of $600.0 million of contingent convertible debt securities and $1.0 billion of senior subordinated notes issued at a price of 99.09% of principal.

Financing Activities

Debt

Senior Credit Facility.    On March 9, 2005, we entered into a new $1.0 billion revolving five-year senior credit facility that matures on March 9, 2010. At the time we entered into this facility, our previously existing senior credit facility was terminated. At June 30, 2005, available borrowings were $895.7 million, after reductions for outstanding letters of credit of $104.3 million. There were no outstanding borrowings under our senior credit facility at June 30, 2005.

On July 29, 2005, in connection with the Titan acquisition discussed above, we entered into an amendment and restatement of our senior credit facility. The amended and restated credit facility provides for a term loan facility in an aggregate amount equal to $750.0 million in addition to the existing senior credit facility. The cash received from the term loan borrowings was used to pay a portion of the aggregate consideration required for the acquisition of Titan. The loans under the term loan facility are due and payable on March 9, 2010 and bear interest in the manner, and at the rates set forth in the existing senior credit facility. In addition, the consolidated leverage ratio covenant in the existing credit facility was amended to require that our consolidated leverage ratio be less than or equal to (1) 4.5 to 1.0 for each fiscal quarter ending on or prior to December 31, 2005, (2) 4.25 to 1 for the fiscal quarter ending on March 31, 2006 and (3) 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2006.

Debt Issuances.    On July 29, 2005, L-3 Communications sold $1.0 billion of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9,100. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2005. The net cash proceeds from this offering amounted to $973.4 million after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan.

On July 29, 2005, L-3 Holdings sold $600.0 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2006. The net cash proceeds from this offering amounted to $585.0 million after deducting the commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. On August 4, 2005, L-3 Holdings sold an additional $100.0 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES.

The 2005 Notes and the CODES are general unsecured obligations and are subordinated in right of payment to all existing and future senior debt of L-3.

Interest Rate Swap Agreements.    Depending on current and expectations for future interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by us is equal to (i) the variable rate basis, plus (ii) the variable rate spread. There are no interest rate swap agreements currently outstanding. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for a detailed table that presents the activity for our terminated interest rate swap agreements through June 30, 2005.

Our previously outstanding interest rate swap agreements reduced interest expense by $0.1 million during the 2005 Second Quarter, compared to $1.8 million during the 2004 Second Quarter and by $0.3 million during the 2005 First Half, compared to $2.1 million during the 2004 First Half. Interest expense was reduced by $0.8 million for the 2005 Second Quarter, compared to $1.1 million for the 2004 Second Quarter and by $1.6 million for the 2005 First Half, compared to $2.1 million for the 2004 First Half for amortization of net deferred gains on terminated interest rate swap agreements.

Debt Covenants.    The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. We are in compliance with those covenants in all material respects. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2004, included in our Annual Report on Form 10-K filed on March 15, 2005, for a description of our debt and related financial covenants at December 31, 2004, as modified by the amendment and restatement discussed above. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and with the guarantees of the CODES and are junior to the guarantees of the senior credit facility.

Equity

On February 10, 2005, L-3 Holdings' Board of Directors increased L-3's regular quarterly cash dividend by 25% to $0.125 per share. On March 15, 2005, we paid cash dividends of $14.5 million to shareholders of record at the close of business on February 22, 2005.

On April 26, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per share. On June 15, 2005, we paid cash dividends of $14.8 million to shareholders of record at the close of business on May 17, 2005.

On July 12, 2005, our Board of Directors declared a regular quarterly dividend of $0.125 per share, payable on September 15, 2005 to shareholders of record at the close of business on August 17, 2005.

Anticipated Sources of Cash Flow

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, contingent purchase prices, program and other discretionary investments, L-3 Holdings' dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

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

In May of 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion 20. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In June of 2005, the FASB approved Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2003. EITF 05-06 is not expected to have a material impact on our unaudited interim condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. Government and the results of any investigation of our contracts undertaken by the U.S. Government;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are required to perform work on classified contracts for the U.S. Government;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets we operate in, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	the outcomes of litigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcomes of current and future governmental investigations of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of the businesses of us and Titan may be greater than expected;

•	anticipated cost savings from the Titan acquisition may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	ultimate resolution of contingent matters, claims and investigations relating to Titan;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings, including the Kalitta and OSI Systems and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of the Company's exposure to market risks. There were no substantial changes in those risks during the six months ended June 30, 2005.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facility and interest rate swap agreements, if outstanding, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes are fixed-rate and are not affected by changes in interest rates.

In June of 2005, we terminated our interest rate swap agreement which was outstanding at December 31, 2004. At June 30, 2005, we did not have any interest rate swap agreements in place. We had no outstanding borrowings under our senior credit facility at June 30, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of L-3's disclosure controls and procedures provided reasonable assurance that L-3's disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in L-3's internal control over financial reporting that occurred during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, L-3's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business or assumed in connection with business acquisitions. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and governmental investigations as further discussed in Note 17 to the Unaudited Condensed Consolidated Financial Statements. We believe that we are adequately reserved for these liabilities and that there is no litigation that will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, we are a party to a number of material litigations, including the matters described below, for which an adverse determination could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation of such retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial of this matter began on January 18, 2005 and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted our motion for judgment as a matter of law as to negligence, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. If accepted for review by the Ninth Circuit and possibly the California Supreme Court, all proceedings at the District Court will be stayed pending resolution of the appeals. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI seeks damages in excess of $100 million, not including punitive damages. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. Discovery on the matter is essentially complete. Summary judgment motions filed by both sides were not granted by the Court which found issues of fact for a jury to decide. A trial later this year, possibly as early as September or October 2005, is possible. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell. Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and retained counsel. All parties have agreed to litigate this matter in the Federal Court in New Jersey and to dismiss the actions brought in the state courts.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2005, at the Company's Annual Meeting of Stockholders, the following proposals were acted upon:

(1)	Three nominees for the Board of Directors were elected to three-year terms expiring in 2008. The votes were as follows:

	For	Withheld
Frank C. Lanza	99,243,833	2,470,295
John M. Shalikashvili	99,976,506	1,737,622
John P. White	100,727,157	986,971

Directors whose term of office continued after the Company's 2005 Annual Meeting of Stockholders and who were not subject to election at the 2005 Annual Meeting of Stockholders are Thomas A. Corcoran, Claude R. Canizares and Alan H. Washkowitz, whose terms expire in 2007, and Robert B. Millard and Arthur L. Simon, whose terms expire in 2006.

(2)	The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for 2005 was ratified. The votes were as follows:

For	98,899,077
Against	2,148,528
Abstain	666,523

ITEM 5.

Other Information

On July 12, 2005, the Compensation Committee of our Board of Directors approved an increase in the base salary of one of the named executive officers, Robert W. Drewes, Vice President of L-3 Holdings and President and Chief Operating Officer of L-3 Integrated Systems Group. Mr. Drewes base salary was increased to $450,000 effective as of July 1, 2005.

ITEM 6.

(a)    Exhibits

EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 2, 2005 among L-3 Communications Corporation, Saturn VI Acquisition Corp. and The Titan Corporation (incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed on June 6, 2005).
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
**10.40	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
**10.55	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.

Exhibit Number	Description of Exhibit
**10.69	Indenture dated as of July 29, 2005 (the "2005 Notes Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee.
**10.70	Indenture dated as of July 29, 2005 (the "2005 CODES Indenture") among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee.
**10.71	Purchase Agreement dated as of July 27, 2005 among L-3 Communications Corporation, the Guarantors and Lehman Brothers Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and Credit Suisse First Boston LLC, as representatives of the initial purchasers.
**10.72	Purchase Agreement dated as of July 27, 2005 among L-3 Communications Holdings, Inc., the Guarantors and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and Banc of America Securities LLC, as representatives of the initial purchasers.
**10.73	Registration Rights Agreement dated as of July 29, 2005 among L-3 Communications Corporation, the Guarantors and Lehman Brothers Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and Credit Suisse First Boston LLC, as representatives of the initial purchasers.
**10.74	Registration Rights Agreement dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the Guarantors and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and Banc of America Securities LLC, as representatives of the initial purchasers.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation
Registrants
Date: August 9, 2005
/s/Michael T. Strianese
Name: Michael T. Strianese Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of June 2, 2005 among L-3 Communications Corporation, Saturn VI Acquisition Corp. and The Titan Corporation (incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed on June 6, 2005).
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
**10.40	Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
**10.55	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of July 29, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.69	Indenture dated as of July 29, 2005 (the "2005 Notes Indenture") among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee.

Exhibit Number	Description of Exhibit
**10.70	Indenture dated as of July 29, 2005 (the "2005 CODES Indenture") among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee.
**10.71	Purchase Agreement dated as of July 27, 2005 among L-3 Communications Corporation, the Guarantors and Lehman Brothers Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and Credit Suisse First Boston LLC, as representatives of the initial purchasers.
**10.72	Purchase Agreement dated as of July 27, 2005 among L-3 Communications Holdings, Inc., the Guarantors and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and Banc of America Securities LLC, as representatives of the initial purchasers.
**10.73	Registration Rights Agreement dated as of July 29, 2005 among L-3 Communications Corporation, the Guarantors and Lehman Brothers Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and Credit Suisse First Boston LLC, as representatives of the initial purchasers.
**10.74	Registration Rights Agreement dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the Guarantors and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse First Boston LLC and Banc of America Securities LLC, as representatives of the initial purchasers.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.