Form 10-K
period 2005-12-31
L 3 COMMUNICATIONS CORP
filed 2006-03-28
CIK 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in the Rule 12 b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $8,903 million. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 121,266,670 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and Exchange Commission (‘‘SEC’’) pursuant to Regulation 14A relating to the Registrant’s Annual Meeting of Shareholders, to be held on April 25, 2006, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. Such proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

PART I

For convenience purposes in this filing on Form 10-K, ‘‘L-3 Holdings’’ refers to L-3 Communications Holdings, Inc., and ‘‘L-3 Communications’’ refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’ refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.	Business

L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. The only obligations of L-3 Holdings at December 31, 2005 are: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which are jointly and severally guaranteed by the existing and future domestic subsidiaries of L-3 Holdings that guarantee any other indebtedness of L-3 Holdings or any of its domestic subsidiaries, including L-3 Communications, and (2) its guarantee of the indebtedness under the bank credit facility of L-3 Communications. In order to generate the funds necessary to pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

Overview

We are a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. We are also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control & Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2005, direct and indirect sales to the DoD provided 73.7% of our consolidated sales. For the year ended December 31, 2005, we generated (1) sales of $9,444.7 million, of which U.S. customers accounted for 86.7% and foreign customers, including commercial export sales, accounted for 13.3%, (2) net cash from operating activities of $846.8 million, and (3) operating income of $996.7 million.

On July 29, 2005, we acquired all the outstanding shares of The Titan Corporation (Titan) for $23.10 per share in cash, or approximately $2,742.1 million, including the assumption of $626.0 million of Titan’s debt. Because Titan's business is largely comprised of lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts, we expect that the Titan acquisition will reduce our consolidated operating margin. See ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview’’ for a further discussion.

We have four reportable segments: (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in Note 17 to our audited consolidated financial statements.

Business Strategy

We intend to grow our sales, improve our profitability and cash flows and build on our position as a leading supplier of systems, subsystems, products and services to the DoD and other U.S. Government agencies, major aerospace and defense prime contractors and allied foreign governments. Our strategy to achieve our objectives includes:

Expanding Supplier Relationships.    As an independent supplier, we anticipate that our growth will partially be driven by expanding our share of existing programs and by participating in new programs. We intend to identify opportunities where we are able to use our existing customer relationships and leverage the capabilities of our various businesses to expand the scope of our products and services and to obtain new customers. We also expect to benefit from continued outsourcing of subsystems and products by prime contractors, which positions us to be a supplier to multiple bidders on prime contract bids. We also intend to grow sales by combining certain of our products into subsystems that we can offer to our customers.

Supporting Customer Requirements.    We intend to continue to align our research and development expenditures and business development efforts to address our customers’ requirements and provide them with state-of-the-art products, services and solutions. In addition, we also intend to grow our sales by entering into ‘‘teaming’’ arrangements with select prime system contractors and platform providers.

Improving Operating Margins.    We intend to continue to improve our operating performance by continuing to reduce overhead expenses, consolidating certain of our businesses and business processes and increasing the productivity of our businesses. However, as noted above, because Titan’s business is largely comprised of lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts, we expect that the Titan acquisition will reduce our consolidated operating margins.

Leveraging Technical and Market Leadership Positions.    We are applying our technical knowledge, expertise and capabilities to expand our core defense businesses and apply them to certain closely aligned defense markets and applications, such as homeland security.

Maintaining Diversified Business Mix.    We have an attractive customer profile and a diverse and broad business mix, with limited reliance on any single program. We also have a favorable balance of cost-reimbursable type and fixed-price type contracts with significant follow-on business opportunities.

Capitalizing on Strategic Acquisition Opportunities.    In addition to expanding our existing product base through new product development efforts and bid and proposal efforts, we intend to continue to acquire select businesses that will add new products, services or customers in areas that complement our present businesses and technologies.

Selected Recent Business Acquisitions

During the year ended December 31, 2005, we used cash of $3,434.8 million for business acquisitions. See ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Acquisitions’’ for additional details about our 2005 business acquisitions, including details of their purchase prices. The table below summarizes our 2005 business acquisitions in chronological order that had a purchase price greater than $50.0 million.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Marine Controls, division of CAE	February 3, 2005	CAE	$196.8	Supplies integrated marine controls systems and products for warships, submarines and high-end ocean going commercial vessels worldwide.
Propulsion Systems business unit of General Dynamics	February 25, 2005	General Dynamics Corporation	$196.8	Engineers, designs, and manufactures engines, transmissions, suspension and turret drive systems for combat vehicles.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Electron Dynamics Devices business of the Boeing Company	February 28, 2005	The Boeing Company	$82.3	Designs and produces space-qualified microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems.
The Titan Corporation	July 29, 2005	Shareholders of The Titan Corporation	$2,742.1	Provides information and communications systems solutions and services and offers services, systems and products for Command, Control, Communications, Intelligence, Surveillance and Reconnaissance, enterprise information technology and homeland security programs.

Products and Services

Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C 3ISR) Reportable Segment

The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. The businesses in this reportable segment also provide C3 systems and secure, high data rate communications systems and equipment for military and other U.S. Government and foreign government intelligence, reconnaissance and surveillance applications. We believe that our products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Additionally, the businesses in the C3ISR reportable segment also provide intelligence, logistics and other support services to the DoD and U.S. Government intelligence agencies. Major products and services for this reportable segment include:

•	highly specialized fleet management sustainment and support, including procurement, systems integration, sensor development, modifications and periodic depot maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

•	secure data links that enable networked communications for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;

•	secure terminal and communication network equipment and encryption management;

•	communication systems for surface and undersea vessels and manned space flights;

•	intelligence solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services; and

•	technical and management services, which provides support of intelligence, logistics, C3 and combatant commands.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our C3ISR reportable segment at December 31, 2005.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
ISR Systems
•Prime mission systems integration, sensor development and operations and support	•Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	•U.S. Air Force (USAF) and allied foreign militaries ISR aircraft platforms
•Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	•Measurement collection and signal intelligence, special missions	•DoD and special customers within the U.S. Government
Networked Communications
•Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	•High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	•Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites
•Multi-band Manpack Receivers	•Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	•U.S. Special Operations Command (USSOCOM), USAF and other DoD customers
•Satellite command and control sustainment and support	•Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	•USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
C3ISR Support Services
•Full spectrum systems acquisition support and comprehensive operational support services	•Requirements definition, program management, planning and analysis, systems engineering and integration, intelligence analysis and managing and network engineering	•U.S. Army, USAF, U.S. Navy (USN) and DHS
•ISR operations and support	•Data link support and services, special applications, classified projects, spares and repairs	•USAF and U.S. Army ISR aircraft platforms
•Information management and IT systems support and software design, development and systems integration	•Intelligence and operations support, C3ISR systems, network centric operations and information operations	•DoD and U.S. Government intelligence agencies
Communications Products
•Secure communication terminals and equipment, and secure network encryption products	•Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	•DoD and U.S. Government intelligence agencies
•Ground-based satellite communication terminals and payloads	•Interoperable, transportable ground terminals	•DoD and U.S. Government intelligence agencies
•Satellite communication and tracking systems	•On-board satellite external communications, video systems, solid state recorders and ground support equipment	•International Space Station, Space Shuttle and various satellites
•Shipboard communications systems	•Internal and external communications (radio rooms)	•USN, U.S. Coast Guard and allied foreign navies

Government Services Reportable Segment

The businesses in this reportable segment provide a full range of communications systems support, engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. We sell these services primarily to the DoD, U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and foreign countries that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist services and related management to support contingency operations and current intelligence-gathering requirements;

•	aviation and maritime services in support of maritime and expeditionary warfare; and

•	conventional high-end enterprise information technology (IT) support, systems and other services to U.S. federal agencies and the DoD.

The table below provides additional information for the products and services, selected applications and selected platforms or end users of our Government Services reportable segment at December 31, 2005.

Products/Services	Selected Applications	Selected Platforms/End Users
Training and Operations
•Training systems, courseware and doctrine development	•Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	•U.S. Army, U.S. Marine Corps (USMC), U.S. Department of State, U.S. Department of Justice (DoJ) and allied foreign governments
•Crisis Incident Management System	•Emergency operations support associated with natural disasters, industrial accidents and acts of terrorism	•Federal, state and local government agencies for homeland defense
•Weapons Training	•Laser marksmanship training systems and advanced integrated technologies for security products and services	•DoD and law enforcement agencies
Government Services
•Surveillance systems and products, including installation and logistics support	•Automated security systems for bases and force protection, and remote surveillance for U.S. borders	•DHS and USAF
•Communication systems and software engineering services	•Value-added, critical software support for C3ISR systems, electronic warfare and fire support systems	•U.S. Army Communications – Electronics Command (CECOM)
•Acquisition management and staff augmentation	•Rapid fielding support for combatants and physical location management	•U.S. Army

Products/Services	Selected Applications	Selected Platforms/End Users
•Battlefield and weapon simulation	•Missile system modeling and simulation and design and manufacture custom ballistic missile targets	•U.S. Missile Defense Agency (MDA)
•System support and concept operations (CONOPS)	•C3ISR, modeling and simulation	•DoD, MDA, U.S. Government intelligence agencies, NASA
•Information technology (IT) services	•IT infrastructure modernization and operations	•U.S. Government intelligence agencies
•Worldwide linguist and analyst services	•Counterintelligence, threat protection and counter terrorism	•U.S. Army
•Systems engineering, operations analysis, research and technical analysis	•Systems engineering and operational analysis of most aircraft and vessels in the USN fleet, C4 systems acquisitions, logistics and administrative support, as well as systems life cycle support	•USN and USMC
•Network and enterprise administration and management	•Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	•U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM and National Aeronautics and Space Administration (NASA)

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

The businesses in this reportable segment provide specialized aircraft modernization and upgrades, maintenance and logistics support services. We sell these services primarily to the DoD and the Canadian Department of National Defense (DND). Major products and services for this reportable segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, vehicles and personnel equipment;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and constructions; and

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, support and supply chain management, primarily for military training, tactical, cargo and utility aircraft, anti-missile defense systems and tanks.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our AM&M reportable segment at December 31, 2005.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Aircraft Modernization
•Modernization and life extension maintenance upgrades and support	•Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products	•USSOCOM, USN, USAF, Canadian DND, various military, fixed and rotary wing aircraft and Head of State (HOS) aircraft
Operations & Maintenance Services
•Logistics support, maintenance and refurbishment	•Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	•U.S. Army, USAF, USN, USSOCOM, Canadian DND and other allied foreign militaries
•Contract Field Teams (CFT)	•Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	•U.S. Army, USAF, USN and USMC
•Contractor operated and managed base supply (COMBS)	•Inventory management activities relating to flight support and maintenance, including procurement and field distribution	•Military training and cargo aircraft

Specialized Products Reportable Segment

The businesses in this reportable segment provide a broad range of products, including components, subsystems and systems, to military and commercial customers in several diverse niche markets. Major products for this reportable segment include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	naval ship modernization, modification, repair and overhaul;

•	security systems for aviation and port applications, including those for detection of explosives, concealed weapons, contraband and illegal narcotics, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including products for tracking and flight termination;

•	premium fuzing products and safety and arming devices for missiles and munitions;

•	imaging products including precision stabilized electro-optic/infrared (EO/IR) sensors for ISR systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems;

•	information products and microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

•	high performance antennas and ground based radomes;

•	training devices and motion simulators, which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles;

•	advanced cockpit avionics products and specialized avionics repair and overhaul for various segments of the aviation market;

•	airborne traffic and collision avoidance systems (TCAS) and terrain awareness warning systems (TAWS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders; and

•	ruggedized custom cockpit displays for military and high-end commercial applications.

The table below provides additional information for the products, selected applications and selected platforms or end users of our Specialized Products reportable segment at December 31, 2005.

Products	Selected Applications	Selected Platforms/End Users
Naval Products
•Airborne dipping sonars, submarine and surface ship towed arrays	•Submarine and surface ship detection and localization	•USN and allied foreign navies
•Naval power delivery, conversion and switching products	•Switching, distribution and protection, as well as frequency and voltage conversion	•Naval submarines, surface ships and aircraft carriers
•Shipboard electronics racks, rugged computers, rugged displays and communication terminals	•Ruggedized displays, computers and electronic systems	•Naval vessels and other DoD applications
Security
•Explosives detection systems and airport security systems	•Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	•DHS, including the U.S. Transportation and Security Administration (TSA), and domestic and foreign airports, state and local governments
Training Devices and Motion Simulators
•Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	•Advance simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	•Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries

Products	Selected Applications	Selected Platforms/End Users
Navigation & Sensors
•Global Positioning System (GPS) receivers	•Location tracking	•Guided projectiles and precision munitions
•Navigation systems and positioning navigation units	•Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	•USAF, U.S. Army, USMC and NASA
•Ultra-wide frequency and advanced radar antennas and radomes	•Surveillance and radar detection	•Military fixed and rotary winged aircraft, SATCOM
•Targeted stabilized camera systems with integrated sensors and wireless communication systems	•Intelligence Data Collection, Surveillance and Reconnaissance	•DoD, intelligence and security agencies, law enforcement, manned and unmanned platforms
•Telemetry and instrumentation systems	•Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight testing	•Aircraft, missiles and satellites
•Airborne and ground based high energy laser beam directors and high tracking rate telescopes	•Directed energy systems, space surveillance, satellite laser ranging and laser communications	•USAF and NASA
Aviation Products
•Solid state crash protected cockpit voice and flight data recorders	•Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	•Commercial transport, business, regional and military aircraft
•TCAS, TAWS	•Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	•Commercial transport, business, regional and military aircraft
•Advanced cockpit avionics	•Pilot safety, navigation and situation awareness products	•Commercial transport, business, regional and military aircraft

Products	Selected Applications	Selected Platforms/End Users
•Cockpit and mission displays	•High performance, ruggedized flat panel and cathode ray tube displays and processors	•Various military aircraft
Premium Fuzing Products
•Fuzing Products	•Munitions and electronic and electromechanical safety arming devices (ESADs)	•Various DoD and allied foreign military customers
Microwave Components
•Passive components, switches and wireless assemblies	•Radio transmission, switching and conditioning, antenna and base station testing and monitoring	•DoD, wireless communications service providers and original equipment manufacturers
•Satellite and wireless components (channel amplifiers, transceivers, converts, filters and multiplexers)	•Satellite transponder control, channel and frequency separation	•SATCOM and wireless communications equipment
•Traveling wave tubes, power modules, klystrons and digital broadcast	•Microwave vacuum electron devices and power modules	•DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. For additional information on our backlog and orders, see ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog and Orders.’’

Major Customers

For the year ended December 31, 2005, direct and indirect sales to the DoD provided approximately 73.7% of our total sales, of which approximately 52.2% were direct to the customer, and approximately 47.8% were indirect through prime system contractors and subcontractors of the DoD. Additionally, our sales to the DoD were distributed among the U.S. Armed Services, and as a percentage of total 2005 sales, 21.2% was to the U.S. Air Force, 20.2% to the U.S. Army, 15.2% to the U.S. Navy, 0.4% to the U.S. Marines and 16.7% to other defense-wide customers. All U.S. Government customers, including the DoD and federal, state and local agencies, accounted for 79.9% of our total sales for 2005. For the year ended December 31, 2005, allied foreign governments provided 8.0% of our total sales, and commercial customers, domestic and foreign, provided 12.1% of our total sales. For additional information regarding domestic and foreign sales, see Note 17 to our audited consolidated financial statements.

Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2005, our largest contract represented 4.5% of our sales and our five largest contracts represented 15.2% of our sales.

Research and Development

We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2005, we employed approximately 30,012 engineers, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts, customer funded research and development contracts and production and services contracts. For an analysis of L-3’s research and development costs, see ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Research and Development.’’

Competition

We encounter intense competition in all of our businesses. We believe that we are a significant supplier for many of the products that we manufacture and services we provide in our DoD, government and commercial businesses.

Our ability to compete for defense contracts depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule performance;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

In some instances, we are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as ‘‘sole-source’’ contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen the particular program to competition. Sole-source contracts are generally recompeted every three to five years. Sole-source contracts accounted for 54.3% and competitive contracts accounted for 45.7% of our total sales for the year ended December 31, 2005. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five large prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors are generally smaller products and niche subsystems contractors and is comprised of traditional aerospace and defense companies, as well as the non-core aerospace and defense businesses of certain larger industrial conglomerates. Some of the defense contractors in the second tier also compete for platform programs. We believe the second tier includes L-3, Honeywell International Inc., Rockwell Collins Inc., Harris Corporation, ITT Industries, Inc., the North American operations of BAE Systems PLC, Alliant Techsystems Inc., United Technologies Corporation, Computer Sciences Corporation and Science Applications International Corporation. The third tier represents the vendor base and supply chain for niche products and is comprised of numerous smaller publicly and privately owned aerospace and defense contractors.

We believe we are the aerospace and defense supplier with the broadest and most diverse product portfolio. We primarily compete with second and third tier defense contractors. We supply our products and services to all of the five prime system contractors. However, we also compete directly with the large prime system contractors for (i) certain products and subsystems where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor, including aircraft modernization and maintenance, ISR systems, simulation and training, and government services. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance. In addition, our ability to compete for non ‘‘sole-source’’ contracts often requires us to ‘‘team’’ with one or more of the prime system contractors that bid and compete for major platform programs. Furthermore, our ability to ‘‘team’’ with a prime system contractor is often dependent upon the outcome of a competitive process for subcontracts awarded by the prime contractors. We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.

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

Contracts

A significant portion of our sales are derived from sole-source contracts (revenue arrangements with periods of performance exceeding one year) as discussed above. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2005. We earn award fees on cost plus award fee (CPAF) contracts. Sales from CPAF contracts were $841.3 million for the year ended December 31, 2005. We believe that our customers award sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against large prime system contractors for major subsystems business. As a consequence of our competitive position, for the year ended December 31, 2005, we won contract awards at a rate in excess of 51% on new competitive contracts that we bid on, and at a rate in excess of 95% on the contracts we rebid for which we were the incumbent supplier.

Generally, our contracts are either fixed-price, cost-reimbursable or time-and-material. Generally, a fixed-price type contract offers higher profit margins than a cost-reimbursable type or time-and-material type contract, which is commensurate with the greater levels of risk assumed on a fixed-price type contract. Our operating profit margins on fixed-price type contracts generally range between 10% and 15%, while on cost-reimbursable type contracts they generally range between 7% and 10%, and on time-and-material type contracts they generally range between 8% and 12%. See ‘‘Part I – Item 1A – Risk Factors’’ below for a more detailed description of fixed-price, cost-reimbursable and time-and-material type contracts.

We have a diverse business mix with limited reliance on any single program, a balance of cost-reimbursable, time-and-material and fixed-price type contracts, a significant sole-source follow-on business and an attractive customer profile. The table below presents a summary of the percentage of our sales based on the contract-type of the revenue arrangements which generated our sales.

	Year Ended December 31,
Contract-Type	2005	2004	2003
Fixed-price	53.2%	60.6%	63.1%
Cost-reimbursable	30.4%	26.9%	29.8%
Time-and-material	16.4%	12.5%	7.1%
Total Sales	100.0%	100.0%	100.0%

Excluding the Titan business, which largely performs under lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts, the contract-type sales mix as a percentage of total sales for the year ended December 31, 2005, would have been 57.6% for fixed-price type contracts, 28.1% for cost-reimbursable type contracts and 14.3% for time-and-material type contracts.

Substantially all of our cost-reimbursable type and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See ‘‘Part I – Item 1A – Risk Factors’’ below for a discussion of certain additional business risks specific to our government contracts.

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

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

We have also assessed the risk of environmental contamination for our various manufacturing facilities, including our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that after considering amounts reserved, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Pension Plans

In connection with our 1997 acquisition of the ten business units from Lockheed Martin and the formation of L-3, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to us. Prior to this acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the ‘‘PBGC’’) that requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC’s actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards (SFAS) No. 87, Employee's Accounting for Pensions (SFAS 87). The PBGC underfunding is related to the Communication Systems — West and Aviation Recorders pension plans (the ‘‘Subject Plans’’).

With respect to the Subject Plans, Lockheed Martin entered into an agreement (the ‘‘Lockheed Martin Commitment’’) with L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years, or immediately if we achieve investment grade credit ratings on all of our outstanding debt.

Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2005, we contributed $21.9 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2005, the aggregate projected benefit obligation was $241.3 million and the aggregate plan assets were $181.5 million for the Subject Plans.

We believe we have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions that the PBGC contemplates taking in respect of the Subject Plans.

Employees

As of December 31, 2005, we employed approximately 59,500 full-time and part-time employees, 86.1% of whom were located in the United States. Of these employees, approximately 16.1% are covered by 82 separate collective bargaining agreements with various labor unions. The success of our business is primarily dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances. We believe that relations with our employees are positive.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC through our website on the Internet at http://www.L-3com.com.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance Guidelines and charters for each of our board committees through our Internet site, http://www.L-3com.com, by clicking on the ‘‘Investor Information’’ link under the heading ‘‘Investor Relations.’’ The Company posts a Code of Ethics and Business Conduct on its Investor Information webpage under the link ‘‘Corporate Ethics Guidelines.’’ The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our principal accounting officer and our controller. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (‘‘NYSE’’), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of our code of ethics and any other corporate governance documents and periodic reports at no cost by contacting Investor Relations at (212) 850-5600.

Item 1A.	Risk Factors

You should carefully consider the following factors and other information contained or incorporated by reference in this Form 10-K. Any of these risks could materially adversely affect our business and our financial condition, results of operations and cash flow, which could in turn materially adversely affect the price of our common stock.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activity or ability to incur additional debt.

We have incurred substantial indebtedness to finance our business acquisitions, including indebtedness incurred in connection with the Titan acquisition. At December 31, 2005, we had approximately $4,650.0 million in aggregate principal amount of outstanding debt, excluding $104.8 million of outstanding letters of credit under our senior credit facility. In addition, we had additional borrowing capacity under our senior credit facility, after reductions for outstanding letters of credit, of approximately $895.2 million at December 31, 2005. In the future, we may borrow more money, subject to limitations imposed on us by our debt agreements.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our indebtedness depends on our future performance. We do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the aerospace and defense industry. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in accordance with the restrictions contained in our debt agreements.

Our level of indebtedness has important consequences to us. These consequences may include:

•	requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including capital expenditures, research and development and other investments;

•	limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	higher interest expenses due to increases in interest rates on our borrowings that have variable interest rates;

•	heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	impacting debt covenants that limit our ability to borrow additional funds, dispose of assets or pay cash dividends. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2005, we had $7,140.5 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of contractual obligations, see ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Contractual Obligations.’’

Our business acquisition strategy involves risks, and we may not successfully implement our strategy.

We seek to acquire companies that complement our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we may not realize the benefits anticipated from these acquisitions, including cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for acquisitions, since such additional financing could be restricted by the terms of our debt agreements.

The process of integrating the operations of acquired businesses, including Titan and other recent business acquisitions, into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt. We consider and execute strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engage in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions, and, except as disclosed in ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Acquisitions'’, we have not entered into any other agreements with respect to any material transactions. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities.

We rely on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime contractors to, the U.S. Government. At December 31, 2005, we had approximately 1,500 contracts (revenue arrangements) with individual estimated contract values in excess of $1.0 million. Approximately 79.9%, or $7,542.2 million, of our sales for the year ended December 31, 2005 were made directly or indirectly to U.S. Government agencies, including the DoD. For the year ended December 31, 2005, our largest contract represented 4.5% of our sales, and sales from our five largest programs amounted to $1,433.9 million, or 15.2% of our sales. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows.

A substantial majority of our total sales are for products and services under contracts with various agencies and procurement offices of the DoD or with prime contractors to the DoD. Although these various parts of the DoD are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. Because of this concentration of contracts, if a significant number of our DoD contracts and subcontracts are simultaneously delayed or cancelled for budgetary performance or other reasons, it would have a material adverse effect on our revenues, operating income and cash flows.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results, may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Iraq, Afghanistan or other geopolitical developments that affect demand for products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services including our ability to meet demands for linguist services; and

•	technological developments that impact purchasing decisions or our competitive position.

These or other factors could cause U.S. defense and other federal agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts or limit our ability to obtain new contract awards. Any of these actions or any of the other actions described above could significantly reduce our revenues, operating income and cash flows.

Our results of operations and cash flows, as well as our valuation of contracts in process are substantially affected by our fixed-price, cost reimbursable and time-and-material type contracts.

The majority of our contracts (revenue arrangements) require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-reimbursable or time-and-material. For a description of our revenue recognition policies, see ‘‘Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.’’ For the year ended December 31, 2005, approximately 53.2% of our sales were generated from fixed-price type contracts, approximately 30.4% of our sales were generated from cost-reimbursable type contracts and approximately 16.4% of our sales were generated from time-and-material type contracts. Substantially all of our cost-reimbursable and time-and-material type contracts are with the U.S. Government, primarily with the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price type contract sales.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined contract price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the sales on a fixed-price type contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur.

On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

The impact of revisions in profit (loss) estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuations of contracts in process.

Our government contracts entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are dependent upon the U.S. defense budget. The DoD budget has increased for each fiscal year from fiscal year 1997 to fiscal year 2006 and, based on the Bush Administration’s current Future Year Defense Plan (FYDP), the DoD budget would continue to increase through fiscal year 2009. However, the future DoD budgets after fiscal year 2006 could be negatively impacted by several factors, including, but not limited to, the U.S. Government’s budget deficits, a change in spending priorities and the costs of sustaining the U.S. military operations in Iraq and Afghanistan, which could cause the DoD budget to remain unchanged or to decline. A significant decline in or redirection of U.S. military expenditures in the future could result in a material decrease to our sales, earnings and cash flow. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition and results of operation.

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts;

•	audit our contract-related costs and fees, including allocated indirect costs; and

•	control and potentially prohibit the export of our products.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

The U.S. Government may review our costs and performance on their contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts. Further, as a U.S. Government contractor, we are subject to investigation, legal action and/or liability that would not apply to a commercial company.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which would have a material adverse effect on our business, financial condition and results of operations.

Our government contracts are subject to competitive bidding. We obtain many of our U.S. Government contracts through a competitive bidding process. We may not be able to continue to win competitively awarded contracts. In addition, awarded contracts may not generate sales sufficient to result in our profitability. We are also subject to risks associated with the following:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us;

•	design complexity and rapid technological obsolescence; and

•	the constant need for design improvement.

In addition to these U.S. Government contract risks, we are required to obtain licenses from U.S. Government agencies to export many of our products and systems. Additionally, we are not permitted to export some of our products. Failure to receive required licenses would eliminate our ability to sell our products outside the United States. Furthermore, in connection with a plea agreement with the DoJ regarding Titan’s alleged violations of the Foreign Corrupt Practices Act (FCPA), Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State and Titan may not be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions until after March 2008.

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are from time to time subject to governmental investigations relating to our operations. We are currently cooperating with the U.S. Government on several investigations, including but not limited to, an investigation regarding the Combat Survivor/Evader Locator (CSEL) program (which is discussed below). Under U.S. Government procurement regulations, an indictment by a federal grand jury could result in us being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term.

Our Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the GPS modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC’s actions when it became aware of the potential manufacturing problems of the suppliers. We have conducted an internal investigation of this matter using outside counsel and currently believe that no criminal activity occurred. We are cooperating fully with the investigation and have voluntarily recalled all the PWBs and are repairing them as they are received. The outcome of our current (or future) governmental investigations cannot, however, be predicted, and any indictment, conviction or material fine or settlement arising out of these investigations could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigations arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition and future prospects. At present, the litigation with OSI Systems, Inc., is scheduled to go to trial in April 2006. In addition, The Titan Corporation was subject to a number of litigation matters and government investigations that we assumed as part of our acquisition of Titan. For a discussion of the material litigation to which we are currently a party, see Note 14 to our audited consolidated financial statements.

Our inability to keep pace with rapidly evolving products and technological change could have a material adverse effect on our business, financial condition and results of operations.

The rapid change of technology is a key feature of most of the markets in which our products and systems oriented businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through certain business acquisitions. We may not be able to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past we have allocated substantial funds to capital expenditures, programs and other investments. This practice will continue to be required in the future. Even so, we may not be able to successfully identify new opportunities and may not have the needed financial resources to develop new products in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products and systems obsolete or non-competitive.

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The defense industry and the other industries in which our businesses operate, and the market for defense applications, is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Our ability to compete for defense contracts largely depends on the following factors:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;

•	our historical technical and schedule performance; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

We are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as ‘‘sole-source’’ contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen or recompete the particular program to competition. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids. Additionally, some of our competitors are larger than us and have substantially greater financial and other resources than we have.

Our debt agreements restrict our ability to finance our future operations and, if we are unable to meet our financial ratios, could cause our existing debt to be accelerated.

Our debt agreements contain a number of significant covenants that, among other things, restrict our ability to:

•	sell assets;

•	incur more indebtedness;

•	repay certain indebtedness;

•	pay dividends on the common stock of L-3 Holdings;

•	make certain investments or business acquisitions;

•	repurchase or redeem capital stock;

•	make certain capital expenditures;

•	engage in business mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could hurt our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, some of our debt agreements also require us to maintain compliance with certain financial ratios, including total consolidated earnings before interest, taxes, depreciation and amortization to total consolidated cash interest expense and total consolidated debt less designated cash balances to total consolidated earnings before interest, taxes, depreciation and amortization. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of any of these agreements or our inability to comply with the required financial ratios or covenants could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to:

•	declare all outstanding debt, accrued interest and fees to be due and immediately payable;

•	require us to apply all of our available cash to repay our outstanding senior debt; and

•	prevent us from making debt service payments on our other debt.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively.

Our future success depends to a significant degree upon the continued contributions of our management, including Mr. Lanza, our Chairman and Chief Executive Officer, and our ability to attract and retain other highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We have an employment agreement with Mr. Lanza. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our prospects.

Environmental laws and regulation may subject us to significant liability.

Our operations are subject to various U.S. federal, state and local as well as certain foreign environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations.

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur a significant amount of additional costs in the future and could decrease the amount of free cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Termination of our backlog of orders could negatively impact our results of operations and cash flows.

We currently have a backlog of orders, primarily under contracts with the U.S. Government. Our total funded backlog was $7,000.9 million at December 31, 2005. The U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2005, we operated in 513 locations consisting of manufacturing facilities and properties throughout the United States and internationally. Of these, we owned 35 locations consisting approximately 4.3 million square feet and leased space at 478 locations consisting approximately 20.3 million square feet.

Our reportable segments had major operations at the following locations:

•	C3ISR – Annapolis, Maryland; Camden, New Jersey; Greenville and Waco, Texas; Salt Lake City, Utah; and Reston, Virginia.

•	Government Services – Huntsville, Alabama; Orlando, Florida; and Alexandria, Arlington, Chantilly and Vienna, Virginia.

•	AM&M – Selma, Alabama; South Madison, Mississippi; Greenville and Waco, Texas; Edmonton, Quebec and Toronto, Canada.

•	Specialized Products – Anaheim, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Muskegon, Michigan; Binghamton, New York; Cincinnati and Mason, Ohio; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; and Arlington, Texas.

Corporate and other locations – New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2005 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
C3ISR	6.4	0.6	7.0
Government Services	2.0	0.1	2.1
AM&M	5.2	1.0	6.2
Specialized Products	6.6	2.6	9.2
Corporate	0.1	—	0.1
Total	20.3	4.3	24.6

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 14 to our audited consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The common stock of L-3 Holdings is traded on the NYSE under the symbol ‘‘LLL’’. The table below sets forth, for each of the quarterly periods indicated, the high and low closing price of the common stock as reported on the NYSE and the amount of dividends paid per share.

		Price Range of Common Stock
	Dividends Paid	High	Low
Fiscal Year Ended December 31, 2004:
Quarter Ended:
March 31, 2004	$0.10	$59.48	$49.80
June 30, 2004	0.10	66.80	59.73
September 30, 2004	0.10	67.00	56.50
December 31, 2004	0.10	76.87	62.51
Fiscal Year Ended December 31, 2005:
Quarter Ended:
March 31, 2005	$0.125	$76.61	$68.06
June 30, 2005	0.125	76.82	65.23
September 30, 2005	0.125	84.52	74.50
December 31, 2005	0.125	82.05	70.74

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 50% to $0.1875 per share, payable on March 15, 2006, to shareholders of record at the close of business on February 22, 2006.

On March 3, 2006, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $84.14 per share and the number of holders of L-3 Holdings’ common stock was approximately 95,000.

L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. See ‘‘Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’ for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data together with our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements. Our results of operations, cash flows and financial position are impacted significantly by our business acquisitions, some of which are described elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002(1)	2001
Statement of Operations Data:	(in millions, except per share data)
Sales	$9,444.7	$6,897.0	$5,061.6	$4,011.2	$2,347.4
Operating income	996.7	748.6	581.0	454.0	275.3
Other expense (income), net	(5.5)	(7.3)	(0.2)	(5.0)	(1.8)
Interest expense	204.2	145.3	132.7	122.5	86.4
Minority interests in net income of consolidated subsidiaries	9.7	8.9	3.5	6.2	4.4
Loss on retirement of debt	—	5.0	11.2	16.2	—
Provision for income taxes	279.8	214.8	156.2	111.6	70.8
Income before cumulative effect of a change in accounting principle	508.5	381.9	277.6	202.5	115.5
Cumulative effect of a change in accounting principle	—	—	—	(24.4)	—
Net income	$508.5	$381.9	$277.6	$178.1	$115.5
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$4.28	$3.54	$2.89	$2.33	$1.54
Cumulative effect of a change in accounting principle	—	—	—	(0.28)	—
Net income	$4.28	$3.54	$2.89	$2.05	$1.54
Diluted earnings per common share;
Income before cumulative effect of a change in accounting principle	$4.20	$3.33	$2.62	$2.13	$1.47
Cumulative effect of a change in accounting principle	—	—	—	(0.23)	—
Net income	$4.20	$3.33	$2.62	$1.90	$1.47
Weighted average common shares outstanding:
Basic	118.8	107.8	96.0	86.9	74.9
Diluted	121.2	117.4	113.9	105.2	85.4
Cash dividends declared per share on L-3 Holdings’ common stock	$0.50	$0.40	$—	$—	$—
Balance Sheet Data (at year end):
Working capital	$1,789.2	$1,632.5	$1,013.5	$929.4	$717.8
Total assets	11,909.1	7,780.8	6,505.3	5,242.3	3,339.2
Long-term debt	4,633.5	2,189.8	2,457.3	1,847.8	1,315.3
Minority interests	81.2	77.5	76.2	73.2	69.9
Shareholders’ equity	4,490.7	3,799.8	2,574.5	2,202.2	1,213.9

(1)	In accordance with SFAS 142, effective January 1, 2002, we ceased amortizing goodwill and in connection with the adoption of SFAS 142, we recorded a goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading supplier of a broad range of products used in a substantial number of aerospace and defense platforms. We also are a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation, and airport security systems. We also are a prime system contractor for aircraft modernization and O&M, C3ISR collection systems and services, training and simulation, intelligence services and government support services. The substantial majority of our sales are generated using written revenue arrangements, or contracts. Most of these contracts require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. Our primary customer is the DoD. For the year ended December 31, 2005, direct sales to the DoD and indirect sales to the DoD through its prime contractors and subcontractors provided in the aggregate $6,962.5 million, or 73.7%, of our consolidated sales. Our other customers include the DHS, U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

Our objective is to grow our sales organically and through business acquisitions and to improve our profitability. To achieve these objectives we intend to expand our share of existing programs and to participate in new programs by leveraging our existing customer relationships. We expect to continue to benefit from the outsourcing of subsystems, components and products by prime contractors. We plan to continue to align our research and development, manufacturing and new business efforts to complement our customers’ requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. A significant portion of our growth strategy is to selectively acquire companies or assets that complement and enhance our existing businesses.

On July 29, 2005, we acquired all of the outstanding shares of Titan for $23.10 per share in cash, or approximately $2,742.1 million, including the assumption of $626.0 million of Titan’s debt, plus $41.4 million of acquisition costs, primarily comprised of merger and acquisition fees, change in control payments and other advisory fees. Concurrent with the Titan acquisition, we repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed with a combination of cash on hand, borrowings under our senior credit facility and net proceeds from the issuance of convertible contingent debt securities by L-3 Holdings and senior subordinated notes by L-3 Communications. See ‘‘— Liquidity and Capital Resources — Statement of Cash Flows — Financing Activities’’ below.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs. Titan’s business mix is complementary to L-3’s with its focus on C3ISR, advanced and transformational products and enterprise information technology for a number of government agencies, including the DoD, Federal Aviation Administration (FAA) and NASA, in addition to its systems integration work.

In addition, at the date of acquisition Titan had over 8,000 employees with U.S. Government security clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special access clearances that focus on communications, secure networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation. Employees with U.S. Government security clearances are necessary (i) to perform work under a substantial portion of Titan’s existing contracts (revenue arrangements) and (ii) to compete for new classified contracts with the U.S. Government. Titan had a total of 12,504 employees at the date of acquisition.

Titan’s capabilities are expected to broaden and enhance L-3’s participation in national intelligence and DHS infrastructure protection and analysis of weapons of mass destruction, expand L-3’s operational analysis and simulation offering and enable L-3 to penetrate new customer areas.

We expect that the Titan business will reduce our consolidated operating margin because the Titan business is largely performed under lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts. Total sales for Titan for the year ended December 31, 2004 were $2,046.5 million. The table below presents customer-type and contract-type sales mix as a percentage of total sales for the year ended December 31, 2005 for L-3 and pro forma for the combined company, excluding L-3's other 2005 acquired businesses. The pro forma combined sales by customer-type and contract-type percentages below are not necessarily indicative of the results that would have actually occurred had we completed the Titan acquisition on January 1, 2005.

	L-3	Pro Forma Combined
Customer-Type
U.S. Government	79.9%	82.0%
Commercial and foreign governments	20.1%	18.0%
	100.0%	100.0%
Contract-Type:
Fixed-price	53.2%	48.7%
Cost-reimbursable	30.4%	33.0%
Time-and-material	16.4%	18.3%
	100.0%	100.0%

See ‘‘Business Acquisitions’’ below for a summary of our other acquisitions made in 2005, 2004 and 2003.

We have four reportable segments: (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR); (2) Government Services; (3) Aircraft Modernization and Maintenance (AM&M); and (4) Specialized Products.

As described in our Current Report on Form 8-K filed on November 23, 2005, we revised the aggregation of our operating segments within our four reportable segments in connection with the Titan acquisition to provide a more clearly defined presentation of our businesses, focused on customers, markets, products and services and independent research and development. Prior period reportable segment data have been restated to conform to the current period presentation.

The C3ISR reportable segment provides products and services for the global ISR market, C3 systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, aviation products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, simulation devices, microwave components and information products.

In recent years, domestic and geo-political developments have significantly affected the markets for defense systems, products and services. There has been a fundamental and philosophical shift in focus from a ‘‘threat-based’’ model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries, which has transformed the U.S. defense posture to a capabilities-based orientation. This approach involves creating the ability for (1) a more flexible response, with greater force agility and stronger space capabilities, and (2) improved missile defense systems, networked communications and information systems, and security systems. This transformation also includes an increased emphasis on homeland defense. The U.S. Quadrennial Defense Review completed in February 2006 incorporates lessons learned from the Afghanistan and Iraq wars, promotes more special operations, intelligence gathering, language and cultural capabilities, improved communications and enhanced security cooperation activities.

Over the past several years, the DoD budgets have experienced increased focus on C3ISR, precision-guided weapons, UAVs, network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to C3 and ISR. Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. Therefore, it is expected that the DoD’s budget for communications and defense electronics will continue to grow. We believe L-3 is well positioned to benefit from the expected increased spending in those areas. While there is no assurance that the requested DoD budget increases will continue to be approved by Congress, the current outlook is one of increased DoD spending, which we believe will continue to positively affect L-3’s future orders and sales, operating profits and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits and cash flows of defense contractors, including L-3, depending on the weapons platforms and programs affected by such budget reductions.

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

Business Acquisitions

A significant component of our growth strategy has been to enhance our existing product and service base through selective business acquisitions that will add new products and services in areas that complement our present technologies. We intend to continue acquiring select businesses that (1) exhibit significant market positions in their business areas, (2) offer products and services that complement and/or extend our product and service offerings and expand our customer base, and (3) display positive sales, earnings and cash flow prospects.

The table below summarizes the more significant acquisitions that we have completed during 2003, 2004 and 2005, referred to herein as business acquisitions. See Note 3 to our audited consolidated financial statements. During 2005, we used cash of $3,434.8 million for business acquisitions. See ‘‘Statement of Cash Flows — Investing Activities.’’

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2003
Avionics Systems business of Goodrich Corporation(2)	March 28, 2003	$188.7
Military Aviation Services business of Bombardier, Inc. (MAS)	October 31, 2003	89.6
Vertex Aerospace LLC (Vertex)	December 1, 2003	664.8
Aeromet, Inc., Klein Associates, Inc. and certain defense and aerospace assets of IPICOM, Inc.	Various	75.3
2004
Beamhit LLC	May 13, 2004	40.9	(3)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(4)	November 9, 2004	44.3
Cincinnati Electronics, Inc.	December 9, 2004	176.3
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(5)	December 30, 2004	69.9	(6)
AVISYS, Inc., General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Sarnoff Corporation and BAI Aerosystems	Various	85.4	(7)
2005
Marine Controls division of CAE (MAPPS)(8)	February 3, 2005	196.8	(9)
Propulsion Systems business unit of General Dynamics(10)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(11)	February 28, 2005	82.3	(12)
The Titan Corporation	July 29, 2005	2,742.1	(13)
EOTech Acquisition Corp.	October 31, 2005	49.6	(9)(14)
InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc., Hitec O, and Applied Signal and Image Technologies, Inc. .	Various	139.7	(15)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

(3)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2006 and 2007.

(4)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products (LIP).

(5)	Following the acquisition, we changed the name of the Canadian Navigation Systems and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(6)	Includes $4.9 million final purchase price adjustment paid in the third quarter of 2005, which was based on final closing date net working capital.

(7)	Excludes additional purchase price, expected not to exceed $15.8 million, which is contingent upon the financial performance of certain of these acquired businesses for the year ending December 31, 2006.

(8)	Following the acquisition, we changed the name of the Marine Controls business to L-3 Communications MAPPS Inc.

(9)	The purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.

(10)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications – Combat Propulsion Systems.

(11)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications Electron Technologies, Inc.

(12)	Includes a $7.7 million reduction to the contractual purchase price, which was based on final closing date net assets.

(13)	Excludes additional purchase price, not to exceed $28.5 million relating to a previous business acquisition made by Titan (International Systems L.L.C.), prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems for the years ending December 31, 2006 though 2011.

(14)	Excludes additional purchase price, not to exceed $8.4 million, which is contingent upon the financial performance of EOTech Acquisition Corp. for the year ending December 31, 2006.

(15)	Excludes additional purchase price, not to exceed $60.6 million, which is contingent primarily upon the financial performance of InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc. and Applied Signal and Image Technologies, Inc. for fiscal years ending on various dates in 2006 through 2008.

Additionally, during the years ended December 31, 2003 and 2004, we purchased other businesses, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows during the year acquired.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. Since January 1, 2006, in separate transactions, we acquired all of the outstanding stock of Advanced Systems Architectures Ltd on January 25, 2006, TCS Design and Management Services on January 26, 2006 and SAM Electronics GmbH on January 31, 2006 for an aggregate purchase price, paid in cash, of approximately $200.0 million. We financed these acquisitions using cash on hand. On February 14, 2006, we entered into an agreement to acquire a company for $120 million. The proposed business acquisition is currently subject to review under the Hart-Scott-Rodino Act and is expected to close in March 2006.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to (i) contract revenues and costs, (ii) recoverability and valuation of recorded amounts of goodwill and identifiable intangible assets, (iii) pension and postretirement benefit obligations, (iv) valuation of deferred tax assets and liabilities, (v) litigation reserves and (vi) valuation of long-lived assets. Actual amounts will differ from these estimates. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently risky at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates.    The majority of our revenue is generated using written contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed price, cost-reimbursable, or time-and-material. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts (ARB 45). Cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable type and time and material type contracts are with the U.S. Government, primarily with the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price type contracts are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on other fixed-price production contracts under which units are not produced and delivered in a continuous or sequential process or under which a relatively few number of units are produced are recorded based on the ratio of incurred costs to total estimated costs at completion of the contract (the ‘‘cost-to-cost’’ method). Under the POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on a fixed-price contract, other then those contracts subject to SAB 104, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Estimated cost in excess of estimated contract value to complete contracts in process.’’

Sales and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as sales when the conditions under which they are earned are reasonably assured of being met and can be reasonably estimated. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuations of contracts in process.

Sales on arrangements for fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and certain commercial customers are recognized in accordance with U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on these contracts are recorded as sales when awarded by the customer.

Goodwill and Identifiable Intangible Assets.    In accordance with SFAS No. 141, Business Combinations, we allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged, unless the intangible asset is comprised of the assembled workforce of the acquired business.

Generally, the substantial majority of the intangible assets from the businesses that we acquire are derived from the intellectual capital of the management, administrative, scientific, engineering and technical employees of the acquired businesses. The success of our businesses is primarily dependent on the management, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment) and intellectual property. Additionally, for a significant portion for our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, the substantial majority of the intangible assets for our acquired businesses are recognized as goodwill.

The values assigned to acquired identifiable intangible assets for customer relationships and technology are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2005, we had goodwill of $6,899.8 million and identifiable intangible assets of $412.8 million.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to the industries in which we operate, as well as, conditions in the U.S. capital markets. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

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

Discount rates are used to determine the present value of our pension obligation and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our postretirement obligations at November 30, 2005 were based on a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. Prior to using the yield curve rates, the discount assumptions for the postretirement expenses in 2005, 2004 and 2003 and the obligations at November 30, 2004 were based on investment yields available on AA rated long-term corporate bonds. In 2005, we changed our discount rate assumption methodology to consider the plans' expected cash flows because we believe it results in a more refined estimate of the discount rate assumption. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see "Liquidity and Capital Resources – Pension Plans."

Valuation of Deferred Income Tax Assets and Liabilities.    At December 31, 2005, we had net deferred tax assets of $111.5 million, including $88.8 million for loss carryforwards and $18.6 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law, and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Litigation Reserves.    We are subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realized. Unfavorable changes to the amount of the estimated loss, or an unfavorable resolution of one or more contingencies could have a material impact on results of operatons, financial condition or cash flows.

Valuation of Long-Lived Assets.    In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. We review the valuation of our long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset's use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of investee companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to our audited consolidated financial statements for a discussion of L-3’s business acquisitions.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, ‘‘Contracts, primarily U.S. Government’’ and ‘‘Commercial, primarily products.’’ For a detailed description of these two categories, refer to Note 2 to our audited consolidated financial statements.

Years Ended December 31, 2005, 2004 and 2003

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the years ended December 31, 2005, 2004 and 2003. The first table presents the selected data segregated between L-3’s U.S. Government contractor businesses and L-3’s commercial businesses. The second table presents the selected data by reportable segment. See Note 17 to our audited consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003
Statement of Operations Presentation	(in millions)
Sales:
Contracts, primarily U.S. Government	$8,549.2	$6,155.6	$4,401.7
Commercial, primarily products	895.5	741.4	659.9
Consolidated	$9,444.7	$6,897.0	$5,061.6
Operating income:
Contracts, primarily U.S. Government	$915.9	$678.8	$537.9
Commercial, primarily products	80.8	69.8	43.1
Consolidated	$996.7	$748.6	$581.0
Operating margin:(1)
Contracts, primarily U.S. Government	10.7%	11.0%	12.2%
Commercial, primarily products	9.0%	9.4%	6.5%
Consolidated	10.6%	10.9%	11.5%

	Year Ended December 31,
	2005	2004	2003
Reportable Segment Presentation	(in millions)
Sales(2):
C3ISR	$2,170.1	$1,663.6	$1,439.4
Government Services	1,819.8	1,059.9	814.6
AM&M	2,289.1	1,912.9	732.4
Specialized Products	3,165.7	2,260.6	2,075.2
Consolidated	$9,444.7	$6,897.0	$5,061.6
Operating income:
C3ISR	$249.9	$218.0	$172.9
Government Services	168.6	124.1	100.7
AM&M	227.4	186.1	100.7
Specialized Products	350.8	220.4	206.7
Consolidated	$996.7	$748.6	$581.0
Operating margin:(1)
C3ISR	11.5%	13.1%	12.0%
Government Services	9.3%	11.7%	12.4%
AM&M	9.9%	9.7%	13.7%
Specialized Products	11.1%	9.7%	10.0%
Consolidated	10.6%	10.9%	11.5%

(1)	Operating margin is equal to operating income as a percentage of sales.

(2)	Sales are after intersegment eliminations. See Note 17 to our audited consolidated financial statements.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Consolidated sales increased by $2,547.7 million, or 36.9%, to $9,444.7 million for 2005 from consolidated sales of $6,897.0 million for 2004. The increase in consolidated sales from acquired businesses was $1,744.4 million, or 25.3%, including $1,052.3 million from the Titan acquisition. Consolidated organic sales growth for 2005 was 11.6%, or $803.3 million. Organic sales growth for our defense businesses was 11.7%, or $722.1 million, driven primarily by continued strong demand for ISR systems and products, secure networked communications systems, aircraft modernization and maintenance, government services and several specialized products, including simulation devices, acoustic undersea anti-submarine warfare products, naval power equipment, military displays and antenna systems and EO/IR products. Organic sales growth for our commercial businesses was 11.0%, or $81.2 million, primarily due to increases for airport security systems, commercial aviation products and microwave components. We calculate ‘‘organic sales growth’’ as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3's actual results of operations for less than twelve months. Sales for our ‘‘defense businesses’’ include our U.S. Government contractor businesses, all of which are presented under ‘‘Contracts, primarily U.S. Government’’ (Government Businesses), and sales for our ‘‘commercial businesses’’ are presented under ‘‘Commercial, primarily products’’ (Commercial Businesses).

Sales from our Government Businesses increased by $2,393.6 million, or 38.9%, to $8,549.2 million for 2005 from $6,155.6 million for 2004. The increase in sales from acquired businesses was $1,671.5 million, or 27.2%, including $1,052.3 million due to the acquisition of Titan. The remaining increase in sales from acquired businesses was primarily from Combat Propulsion Systems, Electron Technologies, and MAPPS, which were acquired in 2005, and Cincinnati Electronics and Electronic Systems, which were acquired in 2004. As noted above, organic sales growth was $722.1 million

Sales from our Commercial Businesses increased by $154.1 million, or 20.8%, to $895.5 million for 2005 from $741.4 million for 2004. The increase in sales from acquired businesses was $72.9 million, or

9.8%. The acquired businesses included ITC, Mobile-Vision and ALST, which were acquired in 2005, and Infrared Products, which was acquired in 2004. As noted above, organic sales growth was $81.2 million.

Consolidated costs and expenses increased by $2,299.6 million, or 37.4%, to $8,448.0 million for 2005 from $6,148.4 million for 2004. Costs and expenses for our Government Businesses increased by $2,156.5 million, or 39.4%, to $7,633.3 million for 2005 from $5,476.8 million for 2004. Costs and expenses for our Commercial Businesses increased by $143.1 million, or 21.3%, to $814.7 million for 2005 from $671.6 million for 2004.

The increase to costs and expenses for our Government Businesses due to acquired businesses was $1,500.5 million. The remaining increase was primarily attributable to organic sales growth. Cost of sales for our U.S. Government contractor businesses include general and administrative (G&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These G&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report G&A, IRAD and B&P costs allocated to U.S. Government contracts as cost of sales when the related contract sales are recognized, rather than account for them as period expenses. G&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $775.6 million for 2005, compared to $582.8 million for 2004. The increase of $192.8 million was primarily attributable to the acquired businesses and increased headcount to support organic sales growth for ISR systems and products and aircraft modernization and maintenance. See Note 4 to our audited consolidated financial statements.

Cost of sales for our Commercial Businesses increased by $123.2 million to $582.2 million for 2005 from $459.0 million for 2004. The increase in cost of sales was primarily due to increased costs attributable to higher sales volume for our security products, microwave components and to the Infrared Products and Mobile-Vision acquired businesses. G&A expenses increased by $25.4 million to $166.8 million for 2005 from $141.4 million for 2004, and declined as a percentage of sales to 18.6% from 19.1% due primarily to higher sales volume. R&D expenses decreased by $5.5 million to $65.7 million for 2005 from $71.2 million for 2004, primarily due to lower R&D expenses for our Smartdeck™ product partially offset by R&D at our Infrared Products business, which we acquired on November 9, 2004.

Consolidated operating income increased by $248.1 million, or 33.1%, to $996.7 million for 2005 from $748.6 million for 2004. Consolidated operating margin decreased to 10.6% from 10.9% for 2005 compared to 2004, primarily due to lower margins from the Titan acquired businesses. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $237.1 million, or 34.9%, to $915.9 million for 2005 from $678.8 million for 2004. Operating margin decreased by 30 basis points to 10.7% for 2005 from 11.0% for 2004 due to the Titan acquired business. Operating income for our Commercial Businesses increased by $11.0 million, or 15.8%, to $80.8 million for 2005 from $69.8 million for 2004. Operating margin decreased by 40 basis points to 9.0% for 2005 from 9.4% for 2004, primarily due to lower margins on recently introduced cargo security systems, partially offset by higher margins due to higher sales volume and cost improvements for commercial aviation products.

Interest expense increased by $58.9 million, or 40.5%, to $204.2 million for 2005 from $145.3 million for 2004, primarily due to interest incurred on debt issued to finance the Titan acquisition.

Other (income) expense, net, for 2005 was $5.5 million of income and was primarily comprised of interest income on our cash and cash equivalents, partially offset by a write-down of $8.7 million of the carrying value of certain investments because the decline in values were determined to be other-than-temporary. Other (income) expense, net, for 2004 was $7.3 million of income and was primarily comprised of $6.8 million of interest and investment income.

Minority interests in net income of consolidated subsidiaries increased by $0.8 million to $9.7 million for 2005 from $8.9 million for 2004, due to higher net income for Aviation Communications and Surveillance Systems LLC and for Army Fleet Support LLC.

The income tax provision is based on an effective income tax rate of 35.5% for 2005 compared to an effective income tax rate of 36.0% for 2004. The income tax provision for 2005 included a tax benefit for the favorable disposition of certain tax contingencies, which reduced the full year effective tax rate by approximately 100 basis points and was recorded in the third quarter of 2005. Additionally, during 2005 our income tax credits for research and experimentation expenditures declined because of the Titan acquired businesses.

L-3 Holdings’ basic EPS increased by $0.74 to $4.28 for 2005 from $3.54 for 2004. Diluted EPS increased by $0.87, or 26.1%, to $4.20 for 2005 from $3.33 for 2004. Diluted weighted-average common shares outstanding increased by 3.2% to 121.2 million shares for 2005 from 117.4 million shares for 2004.

C3ISR

Sales within our C3ISR segment increased by $506.5 million, or 30.4%, to $2,170.1 million for 2005 from $1,663.6 million for 2004. The increase in sales from acquired businesses was $377.0 million, primarily related to the Titan acquired businesses. Organic sales growth was $129.5 million, or 7.8%, driven by demand for upgrades of airborne mission and ISR systems for allied foreign governments, secure networked communications systems and secure terminal equipment.

Operating income increased by $31.9 million to $249.9 million for 2005 from $218.0 million for 2004. Operating margin decreased by 160 basis points to 11.5% for 2005 from 13.1% for 2004. Operating margin decreased by 70 basis points due to lower margins on the Titan acquired businesses. The balance of the margin decline is primarily due to lower unit sales prices on secure terminal equipment and certain contracts in the early stages of performance that replaced higher-margin sales on certain mature contracts.

Government Services

Sales within our Government Services segment increased by $759.9 million, or 71.7%, to $1,819.8 million for 2005 from $1,059.9 million for 2004. The increase in sales from acquired businesses was $600.5 million, primarily related to the Titan acquired businesses. Organic sales growth was $159.4 million, or 15.0%, driven primarily by increased volume for international training services and intelligence support services, communications systems and engineering support, equipment logistics support and recruiting services for the U.S. Army, and support services for the U.S. Missile Defense Agency.

Operating income increased by $44.5 million to $168.6 million for 2005 from $124.1 million for 2004. Operating margin decreased by 240 basis points to 9.3% for 2005 from 11.7% for 2004. Operating margin decreased by 160 basis points due to lower margins from the Titan acquired businesses. The balance of the margin decline is primarily due to lower margins on certain contracts in the early stages of performance that replaced higher-margin sales on certain mature contracts and cost overruns on certain fixed price contracts, which occurred in the first quarter of 2005.

AM&M

Sales within our AM&M segment increased by $376.2 million, or 19.7%, to $2,289.1 million for 2005 from $1,912.9 million for 2004. Organic sales growth was $285.4 million, or 14.9%, driven by volume increases in aircraft base operations support and the recently competitively awarded Canadian Maritime Helicopter Program. The increase in sales from acquired businesses was $90.8 million. The acquired businesses include AVISYS, Inc. and Electronics Systems, both of which were acquired in 2004.

Operating income increased by $41.3 million to $227.4 million for 2005 from $186.1 million for 2004. Operating margin increased by 20 basis points to 9.9% for 2005 from 9.7% for 2004. Operating margin increased by 30 basis points primarily due to higher volume on aircraft base operations support, partially offset by lower margins for the L-3 Electronics Systems acquired business.

Specialized Products

Sales within our Specialized Products segment increased by $905.1 million, or 40.0%, to $3,165.7 million for 2005 from $2,260.6 million for 2004. The increase in sales from acquired businesses was $676.1 million. The acquired businesses include certain divisions of Titan, MAPPS, Boeing Electron Technologies, Combat Propulsion Systems, ITC, Mobile-Vision, SDG, Inc., ALST and EOTech, all of which were acquired in 2005, and Bay Metals, Brashear LP, Infrared Products and Cincinnati Electronics,

Inc., all of which were acquired in 2004. Organic sales growth was $229.0 million, or 10.1%, primarily due to higher sales volume for airport security systems, as well as increases for simulation devices, microwave components, guidance, navigation, EO/IR and acoustic undersea anti-submarine warfare products. Organic sales growth was also due to higher volume for commercial aviation products, primarily due to Federal Aviation Administration (FAA) mandates for TAWS, which became effective in March 2005.

Operating income increased by $130.4 million to $350.8 million for 2005 from $220.4 million for 2004. Operating margin increased by 140 basis points to 11.1% for 2005 from 9.7% for 2004. Operating margin increased by 100 basis points due to higher sales volume and cost improvements for simulation devices and commercial aviation products, as well as 120 basis points due to acquired businesses and for continued improvements for naval and power equipment. These increases in operating margin were partially offset primarily by lower margins on recently introduced cargo security systems.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Consolidated sales increased by $1,835.4 million, or 36.3%, to $6,897.0 million for 2004 from $5,061.6 million for 2003. Consolidated organic sales growth for 2004 was 15.1%, or $763.5 million. Organic sales growth for our defense businesses was 16.3%, or $721.6 million, driven by continued strong demand for our secure communications and ISR systems, aircraft modernization, aviation products, training and government services, training devices, sensors and imaging products and naval power equipment and services. Organic sales growth for our commercial businesses was 6.6%, or $41.9 million, primarily due to increased volume for commercial aviation products and security products, partially offset by lower sales volume for explosives detection systems (EDS). The decrease in EDS sales was caused primarily by a later-than-expected receipt of an order from the TSA. The increase in consolidated sales from acquired businesses was $1,071.9 million, or 21.2%.

Sales from our Government Businesses increased by $1,753.9 million, or 39.8%, to $6,155.6 million for 2004 from $4,401.7 million for 2003. The increase in sales from acquired businesses was $1,037.1 million, or 23.6%. The acquired businesses include AVISYS, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc. and the GEDD business, all of which were acquired in 2004, and Aeromet, Klein, MAS, Vertex, and certain defense and aerospace assets of IPICOM, Inc., all of which were acquired in 2003. Sales from our Commercial Businesses increased by $81.5 million, or 12.4%, to $741.4 million for 2004 from $659.9 million for 2003. The increase in sales from Infrared Products, which was acquired in 2004, and the Avionics Systems and Flight Systems Engineering acquired businesses, which were acquired in 2003, was $34.8 million.

Consolidated costs and expenses increased by $1,667.8 million, or 37.2%, to $6,148.4 million for 2004 from $4,480.6 million for 2003. Costs and expenses for our Government Businesses increased by $1,613.0 million, or 41.7%, to $5,476.8 million for 2004 from $3,863.8 million for 2003. The costs and expenses related to the increase in sales from acquired businesses was $973.1 million. The remaining increase is primarily attributed to costs and expenses associated with the organic sales growth of our defense businesses. G&A, IRAD and B&P costs included in costs and expenses for L-3’s Government Businesses were $582.8 million for 2004 and $499.9 million for 2003. The increase of $82.9 million was primarily attributable to the MAS, Vertex and Brashear acquired businesses and organic sales growth from our defense businesses. See Note 4 to our audited consolidated financial statements. Costs and expenses for our Commercial Businesses increased by $54.8 million, or 8.9%, to $671.6 million for 2004 from $616.8 million for 2003. Cost of sales increased by $42.0 million to $459.0 million for 2004 from $417.0 million for 2003. The increase in cost of sales was primarily due to increased costs attributable to the Avionics Systems acquired business and higher sales volume for our commercial aviation products. G&A expenses increased by $0.8 million to $141.4 million for 2004 from $140.6 million for 2003, and declined as a percentage of sales to 19.1% from 21.3% due to cost and expense reductions and sales volume increases. R&D expenses increased by $12.0 million to $71.2 million for 2004 from $59.2 million for 2003, primarily due to development expenditures for Smartdeck™.

Consolidated operating income increased by $167.6 million, or 28.8%, to $748.6 million for 2004 from $581.0 million for 2003. Consolidated operating margin decreased to 10.9% from 11.5% for 2004 compared to 2003. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $140.9 million, or 26.2%, to $678.8 million for 2004 from $537.9 million for 2003. Operating margin declined by 120 basis points to 11.0% for 2004 from 12.2% for 2003. Operating margin decreased primarily due to expected lower operating margins from the Vertex Aerospace acquired business. The 2003 operating income also included a $4.5 million gain related to the settlement of a claim. Operating income for our Commercial Businesses increased by $26.7 million, or 61.9%, to $69.8 million for 2004 from $43.1 million for 2003. Operating margin increased by 290 basis points to 9.4% for 2004 from 6.5% for 2003, primarily because of cost reductions for microwave components, higher sales volume for commercial aviation products and cost and expense reductions at our PrimeWave Communications business. These increases were partially offset by development expenditures for Smartdeck™, certification costs for new commercial aviation products and fewer than expected sales of higher margin EDS systems.

Interest expense increased by $12.6 million to $145.3 million for 2004 from $132.7 million for 2003 because of higher levels of outstanding debt during 2004 compared to the levels of outstanding debt during 2003. Average outstanding debt during 2004 was $2,233.5 million compared to $2,059.5 million during 2003. Our outstanding debt increased as a result of the issuance of $650.0 million of 5 7/8% senior subordinated notes in November 2004, $400.0 million of 6 1/8% senior subordinated notes in December 2003 and $400.0 million of 6 1/8% senior subordinated notes in May 2003. The increase in our outstanding debt was partially offset by the early retirement of our $200.0 million of 8% senior subordinated notes in December 2004 and $180.0 million of 8½% senior subordinated notes in June 2003 and the conversion into L-3 Holdings Common Stock of our $420.0 million of 4% senior subordinated convertible contingent debt securities (2001 CODES) in October 2004 and $300.0 million of 5¼% convertible senior subordinated notes in January 2004.

Other expense (income), net, for 2004 was $7.3 million of income and includes $6.8 million of interest and investment income. Other expense (income), net for 2003 was $0.2 million of income. The increase from 2003 to 2004 was primarily due to higher interest and investment income.

Minority interest in net income of consolidated subsidiaries increased by $5.4 million to $8.9 million for 2004 from $3.5 million for 2003, primarily due to net income for the Army Fleet Support LLC, which is 80% owned by L-3.

The income tax provision for 2004 and 2003 was based on an effective income tax rate of 36.0%.

L-3 Holdings’ basic EPS increased by $0.65 to $3.54 for 2004 from $2.89 for 2003. Diluted EPS increased by $0.71 to $3.33 for 2004 from $2.62 for 2003. Net income for 2004 includes an after-tax debt retirement charge of $3.2 million, or $0.03 per diluted share, relating to the retirement of $200.0 million of 8% senior subordinated notes. Net income for 2003 includes an after-tax debt retirement charge of $7.2 million, or $0.06 per diluted share related to the retirement of $180.0 million of 8½% senior subordinated notes. Excluding these debt retirement charges from both periods, diluted EPS would have increased by $0.68 for 2004 compared to 2003.

C3ISR

Sales within our C3ISR segment increased by $224.2 million, or 15.6%, to $1,663.6 million for 2004 from $1,439.4 million for 2003. Organic sales growth was $190.3 million, or 13.2%, reflecting continued strong demand from the DoD and other U.S. Government agencies for our secure networked communications systems, ISR systems and communications products. The increase in sales from acquired businesses was $33.9 million, or 2.4%, and was primarily attributable to Aeromet and certain defense and aerospace assets of IPICOM, Inc., which were acquired in 2003.

Operating income increased by $45.1 million to $218.0 million for 2004 from $172.9 million for 2003 because of higher sales volume for communications products and ISR systems and lower operating losses for the PrimeWave Communications business due to cost and expense reductions. Operating margin increased by 110 basis points to 13.1% for 2004 from 12.0% for 2003, primarily because of organic sales growth for ISR systems and communications products and cost reductions and lower operating losses in 2004 as compared to 2003 for the PrimeWave Communications business. These improvements to operating margin were partially offset by a loss related to the design, development and testing activities on a production contract for transportable tactical satellite communications terminals, which reduced operating margin by 20 basis points.

Government Services

Sales within our Government Services segment increased by $245.3 million, or 30.1%, to $1,059.9 million for 2004 from $814.6 million for 2003. Organic sales growth was $222.3 million, or 27.3%, driven by increased volume for both training and government services. The increase in sales from acquired businesses was $23.0 million. The acquired businesses include Beamhit and the GEDD business, both of which were acquired during the second quarter of 2004 and D.P. Associates, Inc., which was acquired on October 8, 2004.

Operating income increased by $23.4 million to $124.1 million for 2004 from $100.7 million for 2003 because of higher sales volume for training and government services. Operating margin decreased by 70 basis points to 11.7% for 2004 from 12.4% for 2003 due to higher sales from cost-reimbursable type and time and material type contracts, which generally have lower margins than fixed-price type contacts.

AM&M

Sales within our AM&M segment increased by $1,180.5 million, or 161.2%, to $1,912.9 million for 2004 from $732.4 million for 2003. The increase in sales from acquired businesses was $940.2 million. The acquired businesses include Vertex and MAS, which were acquired during 2003, and AVISYS, which was acquired in June 2004. Organic sales growth was $240.3 million, or 32.8%, driven by higher sales for aircraft modernization, operations and maintenance.

Operating income increased by $85.4 million to $186.1 million for 2004 from $100.7 million for 2003 because of higher sales volume, which was partially offset by lower operating margin. Operating margin declined by 400 basis points to 9.7% for 2004 from 13.7% for 2003. Margins from acquired businesses decreased operating margin by 320 basis points. The remaining decrease was primarily due to higher sales volume of lower margin aircraft modification and logistics support under cost-reimbursable type contracts.

Specialized Products

Sales within our Specialized Products segment increased by $185.4 million, or 8.9%, to $2,260.6 million for 2004 from $2,075.2 million for 2003. The increase in sales from acquired businesses was $74.8 million. The acquired businesses include Bay Metals, Brashear and Infrared Products, which were acquired during 2004, and Avionics Systems, Flight Systems Engineering and Klein, which were acquired in 2003. Organic sales growth was $110.6 million, or 5.3%. The increase was driven by increased sales of $148.9 million primarily for commercial aviation products, simulation devices, imaging products, naval power equipment and services, maintenance of security systems and fuzing products. These increases were partially offset by volume declines of $38.3 million for EDS and undersea warfare products.

Operating income increased by $13.7 million to $220.4 million for 2004 from $206.7 million for 2003 because of higher sales volume, which was partially offset by lower operating margin, and due to operating income for the naval power equipment businesses in 2004, as compared to operating losses in 2003. Operating margin decreased by 30 basis points to 9.7% for 2004 from 10.0% for 2003. Operating margin decreased by 80 basis points primarily due to lower margins for security products, including lower sales of higher margin EDS. These decreases were partially offset by an increase of 50 basis points for the naval power equipment businesses.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior credit facility, subject to certain conditions. As of December 31, 2005, we had available borrowings of $895.2 million under our senior credit facility (excluding $104.8 million of outstanding letters of credit). Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, recently announced business acquisitions, contingent purchase prices, program and other discretionary investments, L-3 Holdings’ dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $925.4 million to $2,904.4 million at December 31, 2005 from $1,979.0 million at December 31, 2004. The increase included (i) $717.1 million of acquired contracts-in-process balances for business acquisitions and (ii) $208.3 million principally from:

•	increases of $202.8 million in unbilled contract receivables due to sales exceeding deliveries and billings for ISR systems and products, aircraft modernization and maintenance and international training services and logistics. These increases were partially offset by decreases for simulation devices due to deliveries and billings exceeding sales;

•	increases of $5.0 million in billed receivables for aircraft base operations and maintenance and secure communication products. These increases were partially offset by collections for support services for the U.S. Missile Defense Agency;

•	decreases of $0.2 million in inventoried contract costs, primarily for ISR systems and products, aircraft operations and maintenance and aircraft modernization due to deliveries and collections of unliquidated progress billings during the year. These decreases were partially offset by an increase for simulation devices, naval power and propulsion products and propulsion systems for combat vehicles; and

•	increases of $0.7 million in inventories at lower of cost or market due to increases for airport security products, partially offset by decreases for commercial aviation products.

L-3’s days sales outstanding (DSO) was 75.2 at December 31, 2005, compared with 71.8 at December 31, 2004. The increase in DSO was primarily due to the timing of items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $10,925.6 million for the year ended December 31, 2005), multiplied by 365.

The increase in property, plant and equipment (PP&E) during 2005 was principally related to the Titan, Electron Technologies and Combat Propulsion Systems acquired businesses. The percentage of depreciation expense to average gross PP&E increased slightly to 12.6% for 2005 from 12.4% for 2004. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $2,845.0 million to $6,899.8 million at December 31, 2005 from $4,054.8 million at December 31, 2004. The increase was comprised of (i) $2,810.9 million for business acquisitions completed during 2005, (ii) $31.4 million for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $2.7 million primarily for final estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

Current deferred income tax assets increased by $103.5 million to $230.6 million at December 31, 2005 from $127.1 million at December 31, 2004, primarily due to the acquired net operating losses of Titan. Non-current deferred income tax liabilities increased by $111.1 million to $119.1 million at December 31, 2005 from $8.0 million at December 31, 2004 primarily due to the acquired identifiable intangible assets of Titan and the tax amortization of certain goodwill and other identifiable intangible assets.

The increases in other current assets and other non-current liabilities were primarily due to balances from business acquisitions completed during 2005. The increase in deferred debt issue costs was due to the debt issued to finance the Titan acquisition. See ‘‘Statement of Cash Flows – Financing Activities’’ below. The increase in other assets was primarily due to capitalized software development costs for new commercial aviation products and balances from business acquisitions. The increase in accounts payable was primarily due to balances from business acquisitions completed during 2005 and to the timing of payments for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was primarily due to balances from business acquisitions completed during 2005 and to the timing of payments of salaries and wages to employees. The increase in billings in excess of costs and estimated profits was primarily due to balances from business acquisitions completed during 2005, and to cash collections for milestone billings on certain contacts. The increase in other current liabilities was primarily due to balances from business acquisitions, accrued interest due to the debt issued to finance the Titan acquisition and to cash collections from customers related to unearned revenue, which is recorded as a liability until earned. The increase in pension and postretirement benefit liabilities was primarily due to pension expenses of $89.2 million, balances from business acquisitions and to the increase in the minimum liability of $15.7 million, discussed below, partially offset by employer pension contributions of $113.7 million. Our 2005 net cash from operating activities also included payments of $67.4 million to settle the Titan shareholder class action and derivative action lawsuits, which were assumed by L-3 as part of the Titan acquisition. These payments are reflected as a use of cash in other current liabilities.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. At December 31, 2005, our balance sheet included a pension benefit liability, net of prepaid benefit cost, of $251.9 million, a decrease of $2.0 million from $253.9 million at December 31, 2004. The decrease is primarily due to employer pension contributions of $113.7 million, partially offset by pension expenses of $89.2 million, an increase in the minimum liability of $15.7 million and to pension benefit obligations assumed from the business acquisitions we completed during 2005. At the end of 2005, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,466.3 million and exceeded the fair value of L-3’s pension plan assets of $1,029.7 million by $436.6 million. At the end of 2004, L-3’s projected benefit obligation was $1,131.6 million and exceeded the fair value of L-3’s pension plan assets of $734.6 million by $397.0 million. The increase in the unfunded status of our pension plans of $39.6 million from $397.0 million at the end of 2004 to $436.6 million at the end of 2005 was principally due to the $68.5 million actuarial loss that we experienced in 2005, partially offset by employer pension contributions and actual return on plan assets. Our 2005 actuarial loss was primarily due to the reduction in the discount rate by 25 basis points to 5.75% at the end of 2005 from 6.00% at the end of 2004, which increased the present value of L-3’s projected benefit obligations at the end of 2005 by $56.0 million. The difference between the unfunded status amount of $436.6 million at the end of 2005 and the pension liability, net of prepaid benefit cost, recorded on our balance sheet of $251.9 million is primarily comprised of cumulative net unrecognized actuarial losses, partially offset by the additional minimum liability recorded at the end of 2005. In accordance with SFAS 87, the actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather deferred and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 15 to our audited consolidated financial statements.

L-3 uses a November 30 measurement date to determine its end of year (December 31) pension benefit obligations and fair value of pension plan assets, and a fiscal year ending November 30 to determine its annual pension expense, including actual returns on plan assets. L-3’s actual return on plan assets for 2005, based on the fiscal year ended November 30, 2005, was $85.0 million, or 11.6%, on the fair value of plan assets at the beginning of the fiscal year.

Our pension expense for 2005 was $89.2 million. We currently expect pension expense for 2006 to be between $100 million and $110 million. As discussed above, at the end of 2005 we reduced our discount rate from 6.00% to 5.75%, which will increase the interest cost component of pension expense for 2006. The higher interest cost in our estimated 2006 pension expense is expected to be substantially offset by the increase of $295.1 million in our pension plan assets during 2005, which will increase our expected return on plan assets by approximately $26.0 million, and decrease our estimated pension expense by the same amount. Our actual pension expense for 2006 will be based upon a number of factors, including the effect of any additional business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2006, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for the full year 2005 were $113.7 million. For 2006, we currently expect to contribute approximately $96.6 million to our pension plans. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2005 by approximately $55 million, and our estimated pension expense for 2006 by approximately $6 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2005 by approximately $56 million, and our estimated pension expense for 2006 by approximately $7 million.

Our shareholders’ equity at December 31, 2005 reflects a non-cash charge of $5.2 million (net of tax) to record the increase in accumulated other comprehensive loss due to additional minimum pension liability recognized for the year ended December 31, 2005 in accordance with SFAS 87. This non-cash charge had no effect on our compliance with the financial covenants of our debt agreements and did not impact our results of operations for 2005.

Statement of Cash Flows

We had cash and cash equivalents of $393.9 million at December 31, 2005, $653.4 million at December 31, 2004 and $134.9 million at December 31, 2003. The table below provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net cash from operating activities	$846.8	$620.7	$456.1
Net cash used in investing activities	(3,547.3)	(555.5)	(1,088.1)
Net cash from financing activities	2,441.0	453.3	632.0
Net (decrease) increase in cash	$(259.5)	$518.5	$—

Operating Activities

We generated $846.8 million of cash from operating activities during 2005, an increase of $226.1 million from the $620.7 million generated during 2004. Net income increased by $126.6 million. Non-cash expenses increased by $62.2 million to $378.3 million for 2005 from $316.1 million for 2004, primarily due to higher contributions to employee savings plans in L-3 Holdings’ common stock of $9.9 million, higher depreciation expense of $21.8 million, higher amortization expense for identifiable intangible assets of $8.4 million, and higher deferred income tax expense of $15.2 million. During 2005, cash used for changes in operating assets and liabilities decreased by $37.3 million to $40.0 million, from

$77.3 million for 2004. The use of cash for contracts in process was primarily driven by increases in billed and unbilled contract receivables for our defense businesses, as discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’ The use of cash for other assets was primarily due to capitalized software development costs for new avionics products and investments in equipment for simulation devices. The source of cash for accounts payable was due to increased purchases of materials, components and services required for the increase in sales during the year and the timing of payments for purchases from third-party vendors and subcontractors. The timing of payments to employees for salaries and wages was a source of cash because cost and expenses for salaries and wages exceeded the cash payments. The use of cash for other current liabilities was primarily due to cash payments of $67.4 million to settle the Titan shareholder class action and derivative action lawsuits. This use of cash was partially offset by an increase due to higher accrued interest from the debt issued to finance the Titan acquisition and to cash collections from customers related to unearned revenue, which is recorded as a liability until earned. The source of cash for billings in excess of costs and estimated profits was primarily due to cash collections for milestone billings on certain contracts. The use of cash from the change in pension and postretirement benefit liabilities was due to pension cash contributions exceeding pension expenses. We made $113.7 million of pension contributions during 2005 and we expect to contribute approximately $96.6 million to our pension plans in 2006.

We generated $620.7 million of cash from operating activities during 2004, an increase of $164.6 million from the $456.1 million generated during 2003. Net income increased by $104.3 million. Non-cash expenses increased by $63.4 million to $316.1 million in 2004 from $252.7 million in 2003, primarily due to depreciation and amortization, contributions to employee savings plans in L-3 Holdings common stock and deferred income taxes. Deferred income taxes increased by $28.7 million to $123.4 million for 2004 from $94.7 million for 2003, primarily because of larger estimated tax deductions arising from our business acquisitions completed during 2004. During 2004, cash used for changes in operating assets and liabilities increased by $3.1 million to $77.3 million, from $74.2 million in 2003. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables and billed receivables arising from the organic sales growth for our businesses, as discussed above under ‘‘Results of Operations’’. The use of cash for other current assets was primarily due to deposits paid to vendors during 2004. The use of cash for other assets was primarily due to investments in equipment for training devices and airport security systems leased to customers and capitalized software development costs for new products. The source of cash for accounts payable was due to increased purchases of materials, components and services required for the increase in sales during the year and the timing of payments for such purchases. The increase in the number of employees and the timing of payments for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded the cash payments. The source of cash for billings in excess of costs and estimated profits was due to cash collections for milestone billings on certain contracts primarily for training devices. The source of cash related to customer advances was due to receipt on certain foreign contracts awarded during the 2004 fourth quarter. The use of cash for other current liabilities was due to the payment upon settlement of a foreign currency hedging forward contract and cash payments for costs incurred in excess of estimated contract values for certain contracts in a loss position. The source of cash from the change in pension and postretirement benefit liabilities was due to expenses exceeding related cash contributions. Pension plan contributions in 2004 amounted to $60.9 million.

Our cash flows from operating activities during 2003 reflect increases in unbilled receivables and other assets. The use of cash for accounts payable was due to the timing of payments. The use of cash for other current liabilities was to fund contracts in a loss position for which estimated costs exceeded the estimated contract value, and was partially offset by cash collections for milestone billings in excess of costs incurred primarily for training devices. The timing of payments to employees for salaries and wages was a source of cash. Pension plan contributions in 2003 amounted to $60.8 million. The source of cash from other liabilities was generated primarily from terminating interest rate swap agreements. During 2003, we terminated interest rate swap agreements, and generated cash proceeds related to deferred gains on them of $19.9 million, of which $2.1 million was recorded in other current liabilities and $17.8 million was recorded in other liabilities.

Our cash from operating activities includes interest payments on debt of $163.6 million for 2005, $138.2 million for 2004 and $119.9 million for 2003. Our interest expense also includes amortization of deferred debt issue costs and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Our cash from operating activities includes income tax payments, net of refunds, of $75.2 million for 2005, $37.0 million for 2004 and $17.3 million for 2003. Our income tax payments were substantially less than our provisions for income taxes reported on our statements of operations primarily because of income tax deductions from our acquired businesses structured as asset purchases and income tax deductions for compensation expense arising from the exercise of employee stock options. The income tax deductions from the exercise of employee stock options are accounted for as a reduction to current income taxes payable and an increase to shareholders’ equity. See Note 12 to our audited consolidated financial statements. L-3 receives substantial income tax deductions from its business acquisitions that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the business acquisitions structured as asset purchases on L-3’s income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS 142. We expect that the business acquisitions L-3 has completed through December 31, 2005 will continue to generate substantial annual deferred tax benefits through 2020. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3’s financial reporting amounts for goodwill would be greater than the income tax basis for goodwill. L-3 also receives significant income tax deductions and deferred tax benefits from its acquired businesses structured as asset purchases for income tax purposes from accelerated depreciation of plant and equipment.

Investing Activities

During 2005, we used $3,434.8 million of cash for business acquisitions. We paid $3,405.6 million in connection with our 2005 business acquisitions, primarily for The Titan Corporation, MAPPS, Combat Propulsion Systems, Electron Technologies, Inc. and for the other 2005 business acquisitions discussed above. We also paid $28.8 million primarily for the contractual purchase price adjustments relating to businesses acquired prior to 2005 and $0.4 million for earnout payments on certain business acquisitions.

During 2004, we used $473.4 million of cash for business acquisitions. We paid $424.0 million in connection with our 2004 business acquisitions discussed above. We also paid $11.5 million for the final contractual purchase price adjustment for the Vertex acquired business. We also paid $26.5 million primarily for the remaining contractual purchase price for the IPICOM, Inc. assets, and $11.4 million for earnout payments on certain business acquisitions.

During 2003, we invested $1,014.4 million to acquire businesses, primarily for Vertex, Avionics Systems and MAS, including $8.5 million for earnout payments on certain business acquisitions.

Business Acquisitions Completed after December 31, 2005.    Since January 1, 2006, in separate transactions, we acquired all of the outstanding stock of Advanced Systems Architectures Ltd. on January 25, 2006, TCS Design and Management Services on January 26, 2006 and SAM Electronics GmbH on January 31, 2006. The aggregate purchase price paid in cash for these business acquisitions was approximately $200.0 million. We financed these acquisitions using cash on hand. On February 14, 2006, we entered into an agreement to acquire a company for $120 million. The proposed business acquisition is subject to review under the Hart-Scott-Rodino Act and is expected to close in March 2006.

Financing Activities

Debt

Senior Credit Facility.    On March 9, 2005, we terminated our existing senior credit facility and entered into a new senior credit facility allowing for total aggregate borrowings of up to $1.0 billion under a five-year senior revolving credit facility. On July 29, 2005, in connection with the Titan acquisition discussed above, we amended and restated our existing senior credit facility allowing for a $750.0 million term loan facility and a $1.0 billion senior revolving credit facility, collectively referred to as the Senior Credit Facility, maturing on March 9, 2010. The cash received from the term loan borrowings was used to pay a portion of the aggregate consideration required for the acquisition of Titan. The loans under the term loan facility and senior revolving credit facility bear interest in the manner, and at the rates set forth in the previous senior credit facility.

Available borrowings under the Senior Credit Facility at December 31, 2005 were $895.2 million after reductions for outstanding letters of credit of $104.8 million.

Certain lenders and the administrative agent under the Senior Credit Facility have provided us with various financial advisory, investment banking, commercial banking and other services from time to time, for which they have received customary fees.

Debt Issuances.    The table below presents a summary of our issuances of debt obligations for 2005, 2004 and 2003. Our outstanding senior subordinated debt obligations are rated as of January 2006 as BB+ by Standard & Poor’s, BB by Fitch Ratings and Ba3 by Moody’s. For additional details about the terms of our debt, see Note 8 to our audited consolidated financial statements.

Description of Debt Issuances	Issue Date	Principal Amount	Discount	Commissions and Other Offering Expenses(1)	Net Proceeds		Semi-Annual Interest Payment Dates
L-3 Communications	(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000.0	$9.1	$18.9	$972.0	(2)	April 15 and October 15
5 7/8% Senior Subordinated Notes due January 15, 2015	November 12, 2004	650.0	—	11.0	639.0	(3)	January 15 and July 15
6 1/8% Senior Subordinated Notes due January 15, 2014	December 22, 2003	400.0	7.4	2.6	390.0	(4)	January 15 and July 15
6 1/8% Senior Subordinated Notes due July 15, 2013	May 21, 2003	400.0	1.8	7.2	391.0	(5)	January 15 and July 15
L-3 Holdings
3% Convertible Contingent Debt Securities (CODES) due August 1, 2035	July 29, 2005	700.0	—	18.8	681.2	(2)	February 1 and August 1

(1)	Excludes commissions and other offering expenses in the amount of $8.3 million primarily related to the amended and restated Senior Credit Facility dated July 29, 2005.

(2)	The net proceeds from this offering were used to pay a portion of the aggregate consideration required for the acquisition of Titan.

(3)	The net proceeds from this offering were used to redeem the 8% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.

(4)	The net proceeds from this offering were used to repay $275.0 million of borrowings outstanding under our senior credit facilities and to increase cash and cash equivalents.

(5)	The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.

Redemptions and Related Conversion of Convertible Debt into Common Stock.    On October 5, 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities due 2011 (2001 CODES), which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419.8 million of the principal amount of 2001 CODES exercised their conversion rights and converted such 2001 CODES into 7,800,797 shares of L-3 Holdings common stock. The remaining $0.2 million of the 2001 CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004. On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. Holders of $299.8 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,357,327 shares of L-3 Holdings’ common stock. The remaining $0.2 million of Convertible Notes were redeemed for cash.

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

Debt Covenants and Other Provisions.    The Senior Credit Facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 8 to our audited consolidated financial statements for a description of our debt and related financial covenants under our Senior Credit Facility. We are in compliance with those covenants in all material respects. The Senior Credit Facility and the senior subordinated notes indentures limit, subject to certain exceptions, the ability of L-3 Communications to pay dividends to and make investments in L-3 Holdings as described in Note 8 to our audited consolidated financial statements.

The Senior Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $40.0 million and those defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured after 10 days. The senior subordinated notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10.0 million in aggregate principal amount of those obligations. The Senior Credit Facility and the senior subordinated notes indentures also contain other customary events of default.

The borrowings under the Senior Credit Facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the Senior Credit Facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by certain of L-3 Holdings' domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the Senior Credit Facility.

In the event that the long-term debt rating of L-3 Communications is reduced below BBB−, or the equivalent, by two of the three rating agencies, Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., or Fitch Ratings, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their material wholly-owned foreign subsidiaries, in favor of the lenders under the Senior Credit Facility.

Equity

During 2004 and 2005, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid (in millions)
January 26, 2004	February 17, 2004	$0.10	March 15, 2004	$10.5
April 27, 2004	May 17, 2004	$0.10	June 15, 2004	$10.6
July 14, 2004	August 17, 2004	$0.10	September 15, 2004	$10.7
October 12, 2004	November 17, 2004	$0.10	December 15, 2004	$11.6
February 10, 2005	February 22, 2005	$0.125	March 15, 2005	$14.5
April 26, 2005	May 17, 2005	$0.125	June 15, 2005	$14.8
July 12, 2005	August 17, 2005	$0.125	September 15, 2005	$15.0
October 11, 2005	November 17, 2005	$0.125	December 15, 2005	$15.1

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings regular quarterly cash dividend by 50% to $0.1875 per share, payable on March 15, 2006, to shareholders of record at the close of business on February 22, 2006. On February 22, 2006, L-3 Holdings had 121,161,812 shares of common stock outstanding.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2005, including the amounts expected to be paid or settled for each of the periods indicated below.

		Year(s) Ending December 31,
	Total	2006		2007 – 2008	2009 – 2010	2011 and thereafter
Contractual Obligations	(in millions)
L-3 Communications long-term debt(1)	$3,950.0	$—		$—	$750.0	$3,200.0
L-3 Holdings long-term debt (1)	700.0	—		—	—	700.0
Non-cancelable operating leases (2)	847.0	145.5		228.6	180.8	292.1
Notes payable and capital lease obligations	10.5	0.4		0.4	0.2	9.5
Purchase obligations(3)	1,350.1	1,070.5		220.4	47.0	12.2
Other long-term liabilities(4)	282.9	145.9	(5)	64.6	14.1	58.3
Total	$7,140.5	$1,362.3		$514.0	$992.1	$4,272.1

(1)	Long-term debt includes scheduled principal payments only.

(2)	Non-cancelable operating leases are presented net of sublease rental income.

(3)	Represents open purchase orders at December 31, 2005 for amounts expected to be paid for goods or services that are legally binding on us.

(4)	Other long-term liabilities primarily consists of workers compensation, deferred compensation and litigation settlement accruals for the years ending December 31, 2007 and thereafter and also includes pension and postretirement benefit plan contributions that we expect to pay in 2006.

(5)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2006, we expect to contribute approximately $96.6 million to our pension plans and $11.5 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year. In addition, we expect to pay $37.8 million to settle a Titan pre-acquisition contingency for the SureBeam related litigations (see Note 14 to our audited consolidated financial statements).

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2005, including the amounts expected to be paid or settled for each of the periods indicated below.

		Year(s) Ending December 31,
	Total	2006	2007 – 2008	2009 – 2010	2011 and thereafter
Contingent Commitments	(in millions)
Standby letters of credit under our Senior Credit Facility(1)	$104.8	$83.2	$21.2	$0.4	$—
Other standby letters of credit(1)	215.5	146.8	66.6	1.1	1.0
Other guarantees(2)	69.6	6.1	12.0	46.2	5.3
Contingent commitments for earnout payments on business acquisitions(3)	136.4	29.3	72.3	7.1	27.7
Total	$526.3	$265.4	$172.1	$54.8	$34.0

(1)	Represent outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers.

(2)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised, (ii) for 50% of bank debt related to a joint venture arrangement and (iii) for performance, bank debt and operating lease guarantees related to certain Titan discontinued operations. See Note 14 to our audited consolidated financial statements for a description of these guarantees.

(3)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance of the acquired businesses.

For a discussion of the conversion and contingent interest features of our CODES, see Note 8 to our audited consolidated financial statements.

Derivative Financial Instruments

Included in our derivative financial instruments are foreign currency forward contracts and interest rate swap agreements. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under our Senior Credit Facility, which includes a senior revolving credit facility and a term loan facility, and interest rate swap agreements, if outstanding. All of our financial instruments that are sensitive to changes in interest rates are denominated in U.S. dollars. At December 31, 2005, we had outstanding term loan borrowings of $750.0 million under our Senior Credit Facility. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates. Depending on current and expected interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by us is equal to (i) the variable rate basis, plus (ii) the variable rate spread. There are no interest rate swap agreements currently outstanding. Including the amortization of net deferred gains, our previously outstanding interest rate swap agreements reduced interest expense by $3.6 million during 2005, compared to $8.6 million during 2004. See Note 8 to our audited consolidated financial statements for a table that presents the activity for our terminated interest rate swap agreements during 2005.

When we enter into interest rate swap agreements, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions that are expected to be able to fully perform under the terms of such agreements. Cash payments between us and the counterparties are made in accordance with the terms of the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the Senior Credit Facility and terminated interest rate swap agreements are provided in Note 8 to our audited consolidated financial statements.

Foreign Currency Exchange Risk.    We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency and fix the dollar value of foreign currency denominated receipts, we have entered into foreign currency forward contracts. At December 31, 2005, the notional value of foreign currency forward contracts was $200.0 million and the fair value of these contracts was $2.3 million, which represented an asset. The notional value of our foreign currency forward contracts with maturities ranging through 2011 are as follows: $118.8 million in 2006, $23.5 million in 2007, $23.9 million in 2008, $18.9 million in 2009 and $14.9 million in 2010 and thereafter. We account for these contracts as cash flow hedges.

Equity Price Risk.    Our equity investments in common stocks, joint ventures and limited liability corporations are subject to equity price risk, including equity risk. The fair values of our investments are based on quoted market prices for investments which are readily marketable securities, and estimated fair value for nonreadily marketable securities, which is generally equal to historical cost unless such investment has experienced an other-than-temporary impairment. During 2005, the carrying value of certain investments were written down by $8.7 million because their decline in value was determined to be other-than-temporary. Both the carrying values and estimated fair values of our remaining investments amounted to $23.1 million at December 31, 2005.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percent of funded backlog at December 31, 2005 expected to be recorded as sales in 2006 and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Percentage of December 31, 2005 Funded Backlog Expected to be Recorded as Sales in 2006	Funded Orders
	2005	2004		2005	2004
Reportable Segment:	(in millions)			(in millions)
C3ISR	$1,904.9	$1,284.4	87.0%	$2,450.6	$1,868.9
Government Services	1,143.1	544.6	93.1	2,033.1	1,137.0
AM&M	1,300.9	974.1	77.3	2,616.0	2,091.7
Specialized Products	2,652.0	1,954.8	72.5	3,265.7	2,466.1
Consolidated	$7,000.9	$4,757.9	80.7%	$10,365.4	$7,563.7

Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-plus reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised priced contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that we may receive under indefinite quantity contracts or basic ordering agreements.

Research and Development

The following table presents L-3’s (i) company-sponsored (independent) research and development costs and (ii) customer-funded research and development costs, which are incurred on revenue arrangements to perform research and development services for customers. See Note 2 to our audited consolidated financial statements for a discussion of L-3’s accounting policies for research and development costs.

	Year Ended December 31,
	2005	2004	2003
Company-Sponsored Research and Development Costs:	(in millions)
U.S. Government Contractor Businesses	$185.6	$149.4	$129.4
Commercial Businesses	65.7	71.2	59.2
Total	$251.3	$220.6	$188.6
Customer-Funded Research and Development Costs	$882.7	$689.2	$573.1

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

For a description of our contingencies and outstanding legal proceedings, see Note 14 to our audited consolidated financial statements.

Recently Issued Accounting Standards

In December of 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. This standard replaces SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expense, which we do not currently recognize in our financial statements. In accordance with SFAS 123, we disclose pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. For a further discussion of our accounting for stock-based employee compensation and disclosures of our pro forma historical net income and earnings per share, see Note 2 to our audited consolidated financial statements. We adopted SFAS 123R on the modified prospective basis beginning January 1, 2006. Share-based benefits will be valued at fair value using the Black-Scholes option pricing model. The fair value will be expensed over the vesting period. We expect the impact of adopting SFAS 123R to result in a non-cash reduction to our diluted EPS in 2006 of approximately $0.20.

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expense and accounting for the income tax effects of share-based arrangements upon adopting SFAS 123R.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2005. None of these new standards had or is expected to have a significant impact on our financial position, results of operation or cash flows.

For a further discussion of recently issued accounting standards, see Note 2 to our audited consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. Government and the results of any investigation of our contracts undertaken by the U.S. Government;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumption used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired business operations;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future governmental investigation(s) of our businesses, including acquitted businesses;

•	costs or difficulties related to the integration of the businesses of us and Titan may be greater than expected;

•	anticipated cost savings from the Titan acquisition may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the FCPA;

•	ultimate resolution of contingent matters, claims and investigations relating to Titan, including the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see "Part I – Item 1A – Risk Factors" and Note 14 to our audited consolidated financial statements.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see ‘‘Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Derivative Financial Instruments’’ and Note 9 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer, and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer, and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for Certification Statements issued by the Chairman and Chief Executive Officer, and the Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, as part of our ongoing integration activities related to our business acquisitions, we have incorporated our internal controls over financial reporting into these acquired businesses for the year ended December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2005. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2005.

Our independent registered public accounting firm has audited and issued their report on management’s assessments of the effectiveness of our internal control over financial reporting as of December 31, 2005. See page F-2 to our audited consolidated financial statements for their report.

Item 9B: Other Information

On March 9, 2006, the Compensation Committee of our Board of Directors approved increases in the base salaries of certain of the named executives, to be effective April 1, 2006 and bonuses for the named executives effective for the fiscal year ended December 31, 2005, as set forth below. The base salary for Robert Drewes was increased by the Compensation Committee on July 12, 2005.

Name and Position	Base Salary	2005 Bonus
Frank C. Lanza	$1,100,000	$1,200,000
Michael T. Strianese	$550,000	$630,000
Christopher C. Cambria	$475,000	$575,000
Charles J. Schafer	$450,000	$525,000
Robert W. Drewes	$450,000	$750,000

PART III

Item 10.	Directors, Executive Officers and Key Employees of the Registrant

The following table provides information concerning the directors and executive officers of the Registrants as of March 3, 2006.

Name	Age	Position
Frank C. Lanza	74	Chairman, Chief Executive Officer and Director
Michael T. Strianese	49	Senior Vice President and Chief Financial Officer
Christopher C. Cambria	47	Senior Vice President, Secretary and General Counsel
Charles J. Schafer	58	Senior Vice President and President and Chief Operating Officer of the Products Group
Robert W. Drewes	63	Vice President and President and Chief Operating Officer of the Integrated Systems Group
James W. Dunn	62	Senior Vice President and President and Chief Operating Officer of the Sensors and Simulation Group
Jimmie V. Adams	69	Vice President — Washington D.C. Operations
David T. Butler III	49	Vice President — Mergers, Acquisitions and Corporate Strategy
Ralph G. D’Ambrosio	38	Vice President — Finance and Principal Accounting Officer
Kenneth R. Goldstein	59	Vice President — Tax Counsel
Robert W. RisCassi	70	Vice President
Stephen M. Souza	53	Vice President — Treasurer
Dr. Jill J. Wittels	56	Vice President — Business Development
Claude R. Canizares(1)	60	Director
Peter A. Cohen(2)	59	Director
Thomas A. Corcoran(1)	61	Director
Robert B. Millard(2)	55	Director
John M. Shalikashvili(2)(3)	69	Director
Arthur L. Simon(1)(3)	73	Director
Alan H. Washkowitz(2)(3)	65	Director
John P. White(3)	69	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating/Corporate Governance Committee.

All Executive Officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of L-3 Holdings, to be held on April 25, 2006. L-3 Holdings will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10. The remaining information called for by Item 12 is set forth below.

Equity Compensation Plan Information

The table below sets forth information about shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2005. For a description of our equity compensation plans, see Note 13 to our audited consolidated financial statements.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (in millions)
Equity compensation plans approved by security holders	8.4	(1)	$44.13	(2)	4.5
Equity compensation plans not approved by security holders	0.1	(3)	45.75		0.3
Total	8.5		$44.15		4.8

(1)	Represents stock options under the 1999 Long-Term Performance Plan, including restricted stock awards of 0.4 million shares, and the 1997 Stock Option Plan.

(2)	The calculation of the weighted average exercise price excludes the effect of the restricted stock awards of 0.4 million shares, which have been granted to employees at no cost.

(3)	Represents the 1998 Directors Stock Option Plan for non-employee Directors of L-3 Holdings.

Item 13.	Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 14.	Principal Accounting Fees and Services

This information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    Financial statements filed as part of this report:

(a)(2)    Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

(b)	Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 2, 2005, among L-3 Communications Corporation, Saturn VI Acquisition Corp. and The Titan Corporation (incorporated by reference to Exhibit 2.1 to the Registrants' Current Report on Form 8-K filed on June 6, 2005).
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
10.6	Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
10.11	1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-70125)).
10.12	Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to Exhibit 10.12 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-70125)).
10.15	1998 Directors Option Plan for Non-Employee Directors of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 31, 1999).
10.16	1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 30, 2000).
10.20	L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit 10.10 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
10.25	L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of L-3 Communications Holdings’ Definitive Proxy Statement filed on April 2, 2001).
10.32	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.33	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).

Exhibit No.	Description of Exhibit
10.40	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**10.55	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.61	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
10.62	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
**10.63	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.64	Transaction Agreement dated as of October 21, 2003 by and among L-3 Communications Corporation, RAAH I, LLC and Vertex Aerospace LLC (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
**10.65	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.66	Amendment to the L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan (incorporated by reference to Exhibit 4.4 of L-3 Holdings’ Registration Statement on Form S-8 (File No. 333-120393)).
10.67	Amendment to the L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan (incorporated by reference to Exhibit 4.5 of L-3 Holdings’ Registration Statement on Form S-8 (File No. 333-120393)).
**10.68	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.69	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.70	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit No.	Description of Exhibit
**10.71	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.72	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
**10.73	Supplemental Indenture dated as of February 24, 2006 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
10.96	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement.
10.97	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
**10.98	2006 Base Salaries and 2005 Bonuses for Named Executive Officers.
**10.99	Form of L-3 Communication Holdings, Inc. 2005 Restricted Stock Agreement pursuant to the 1999 L-3 Communications Holdings, Inc. Long Term Performance Plan.
*11	L-3 Communications Holding, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.
**21	Subsidiaries of the Registrant.
**23.1	Consent of PricewaterhouseCoopers LLP.
**31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented on Note 11 to the audited consolidated financial statements as of December 31, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
By: /s/ Michael T. Strianese
Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 9, 2006 and in the capacities indicated.

Signature	Title

/s/ Frank C. Lanza	Chairman, Chief Executive Officer (Principal Executive Officer) and Director

Frank C. Lanza

/s/ Michael T. Strianese	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Michael T. Strianese

/s/ Ralph G. D’Ambrosio	Vice President — Finance (Principal Accounting Officer)

Ralph G. D’Ambrosio

/s/ Claude R. Canizares	Director

Claude R. Canizares

/s/ Peter A. Cohen	Director

Peter A. Cohen

/s/ Thomas A. Corcoran	Director

Thomas A. Corcoran

/s/ Robert B. Millard	Director

Robert B. Millard

/s/ John M. Shalikashvili	Director

John M. Shalikashvili

/s/ Arthur L. Simon	Director

Arthur L. Simon

/s/ Alan H. Washkowitz	Director

Alan H. Washkowitz

/s/ John P. White	Director

John P. White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

We have completed integrated audits of the 2005 and 2004 consolidated financial statements and of the internal control over financial reporting as of December 31, 2005 for each of L-3 Communications Holdings, Inc. (‘‘L-3 Holdings’’) and L-3 Communications Corporation (‘‘L-3 Communications’’) and subsidiaries (collectively, the ‘‘Company’’), and an audit of the 2003 consolidated financial statements of L-3 Holdings and L-3 Communications in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Holdings and L-3 Communications and subsidiaries at December 31, 2005 and 2004, and the results of each of their operations and each of their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

Internal control over financial reporting

Also, in our opinion, management’s assessments, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), are fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, L-3 Holdings and L-3 Communications each maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessments of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessments and on the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting based on our audits. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 9, 2006

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$393.9	$653.4
Contracts in process	2,904.4	1,979.0
Deferred income taxes	230.6	127.1
Other current assets	114.6	48.8
Total current assets	3,643.5	2,808.3
Property, plant and equipment, net	657.6	557.0
Goodwill	6,899.8	4,054.8
Identifiable intangible assets	412.8	185.8
Deferred debt issue costs	76.6	36.0
Other assets	218.8	138.9
Total assets	$11,909.1	$7,780.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$476.1	$281.5
Accrued employment costs	467.7	304.2
Accrued expenses	172.0	69.7
Billings in excess of costs and estimated profits	214.0	138.3
Customer advances	97.2	107.3
Income taxes	69.2	84.4
Other current liabilities	358.1	190.4
Total current liabilities	1,854.3	1,175.8
Pension and postretirement benefits	435.6	409.1
Deferred income taxes	119.1	8.0
Other liabilities	294.7	120.8
Long-term debt	4,633.5	2,189.8
Total liabilities	7,337.2	3,903.5
Commitments and contingencies (see Note 14)
Minority interests	81.2	77.5
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 120,372,394 shares in 2005 and 115,681,992 shares in 2004 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,040.8	2,780.5
Retained earnings	1,545.0	1,095.9
Unearned compensation	(17.9)	(3.9)
Accumulated other comprehensive loss	(77.2)	(72.7)
Total shareholders’ equity	4,490.7	3,799.8
Total liabilities and shareholders’ equity	$11,909.1	$7,780.8

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Sales:
Contracts, primarily U.S. Government	$8,549.2	$6,155.6	$4,401.7
Commercial, primarily products	895.5	741.4	659.9
Total sales	9,444.7	6,897.0	5,061.6
Costs and expenses:
Contracts, primarily U.S. Government	7,633.3	5,476.8	3,863.8
Commercial, primarily products:
Cost of sales	582.2	459.0	417.0
Selling, general and administrative expenses	166.8	141.4	140.6
Research and development expenses	65.7	71.2	59.2
Total costs and expenses	8,448.0	6,148.4	4,480.6
Operating income	996.7	748.6	581.0
Other expense (income), net	(5.5)	(7.3)	(0.2)
Interest expense	204.2	145.3	132.7
Minority interests in net income of consolidated subsidiaries	9.7	8.9	3.5
Loss on retirement of debt	—	5.0	11.2
Income before income taxes	788.3	596.7	433.8
Provision for income taxes	279.8	214.8	156.2
Net income	$508.5	$381.9	$277.6
L-3 Holdings’ earnings per common share:
Basic	$4.28	$3.54	$2.89
Diluted	$4.20	$3.33	$2.62
L-3 Holdings’ weighted average common shares outstanding:
Basic	118.8	107.8	96.0
Diluted	121.2	117.4	113.9

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Par Value
Balance at December 31, 2002	94.6	$1.0	$1,794.0	$479.8	$(3.3)	$(69.3)	$2,202.2
Comprehensive income:
Net income				277.6			277.6
Minimum pension liability, net of income taxes of $2.3						(4.2)	(4.2)
Foreign currency translation adjustment, net of income taxes of $0.1						(0.2)	(0.2)
Unrealized gains on hedging instruments, net of income taxes of $0.6						0.9	0.9
Total comprehensive income							274.1
Shares issued:
Employee savings plans	0.9		39.5				39.5
Business acquisition consideration	0.1		5.0				5.0
Exercise of stock options	0.8		22.7				22.7
Employee stock purchase plan	0.6		26.4				26.4
Conversion of 5¼% Convertible Senior Subordinated Notes	0.1		1.6				1.6
Grant of restricted stock			3.3		(3.3)		—
Amortization of unearned compensation					3.0		3.0
Balance at December 31, 2003	97.1	1.0	1,892.5	757.4	(3.6)	(72.8)	2,574.5
Comprehensive income:
Net income				381.9			381.9
Minimum pension liability, net of income taxes of $3.8						(5.3)	(5.3)
Foreign currency translation adjustment, net of income taxes of $4.5						7.1	7.1
Unrealized losses on hedging instruments, net of income taxes of $1.2						(1.9)	(1.9)
Unrealized loss on securities, reclassified to net income from other comprehensive loss, net of income taxes of $0.2						0.2	0.2
Total comprehensive income							382.0
Cash dividends paid on common stock ($0.40 per share)				(43.4)			(43.4)
Shares issued:
Employee savings plans	0.9		53.8				53.8
Business acquisition consideration	0.1		7.0				7.0
Exercise of stock options	1.5		68.8				68.8
Employee stock purchase plan	0.7		32.9				32.9
Conversion of 5¼% Convertible Senior Subordinated Notes	7.3	0.1	292.3				292.4
Conversion of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES)	7.8	0.1	430.4				430.5
Grant of restricted stock			3.6		(3.6)		—
Amortization of unearned compensation					3.3		3.3
Other	0.3		(2.0)				(2.0)
Balance at December 31, 2004	115.7	1.2	2,779.3	1,095.9	(3.9)	(72.7)	3,799.8
Comprehensive income:
Net income				508.5			508.5
Minimum pension liability, net of income taxes of $3.3						(5.2)	(5.2)
Foreign currency translation adjustment, net of income taxes of $1.3						(2.0)	(2.0)
Unrealized losses on hedging instruments, net of income taxes of $1.7						2.7	2.7
Total comprehensive income							504.0
Cash dividends paid on common stock ($0.50 per share)				(59.4)			(59.4)
Shares issued:
Employee savings plans	0.9		63.7				63.7
Exercise of stock options	3.1		133.3				133.3
Employee stock purchase plan	0.7		46.7				46.7
Grant of restricted stock			19.0		(19.0)		—
Amortization of unearned compensation			—		5.0		5.0
Other			(2.4)		—		(2.4)
Balance at December 31, 2005	120.4	$1.2	$3,039.6	$1,545.0	$(17.9)	$(77.2)	$4,490.7

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$508.5	$381.9	$277.6
Loss on retirement of debt	—	5.0	11.2
Depreciation	113.3	91.6	77.3
Amortization of intangibles and other assets	39.5	27.4	18.1
Deferred income tax provision	138.6	123.4	94.7
Minority interests in net income of consolidated subsidiaries	9.7	8.9	3.5
Contributions to employee savings plans in L–3 Holdings’ common stock	63.7	53.8	39.5
Amortization of deferred debt issue costs (included in interest expense)	5.2	7.2	8.0
Other non-cash items	8.3	(1.2)	0.4
Subtotal	886.8	698.0	530.3
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(208.3)	(245.4)	(120.4)
Other current assets	(3.5)	(15.3)	(1.7)
Other assets	(33.4)	(33.0)	(15.9)
Accounts payable, trade	93.4	62.2	(19.5)
Accrued employment costs	53.6	54.8	20.6
Accrued expenses	22.2	(3.4)	5.7
Billings in excess of costs and estimated profits	16.7	14.1	18.3
Customer advances	(9.5)	33.7	(4.8)
Income taxes	66.5	53.9	44.1
Other current liabilities	(12.7)	(20.5)	(36.2)
Pension and postretirement benefits	(27.5)	9.5	5.1
Other liabilities	5.2	7.2	19.0
All other operating activities	(2.7)	4.9	11.5
Subtotal	(40.0)	(77.3)	(74.2)
Net cash from operating activities	846.8	620.7	456.1
Investing activities:
Business acquisitions, net of cash acquired	(3,434.8)	(473.4)	(1,014.4)
Capital expenditures	(119.9)	(80.5)	(82.9)
Dispositions of property, plant and equipment	3.2	11.9	3.9
Other investing activities	4.2	(13.5)	5.3
Net cash used in investing activities	(3,547.3)	(555.5)	(1,088.1)
Financing activities:
Borrowings under revolving credit facility	40.0	—	295.0
Repayment of borrowings under revolving credit facility	(40.0)	—	(295.0)
Borrowings under term loan facility	750.0	—	—
Proceeds from sale of senior subordinated notes	990.9	650.0	790.8
Proceeds from sale of convertible contingent debt securities	700.0	—	—
Redemption of senior subordinated notes	—	(205.8)	(187.7)
Debt issue costs	(46.0)	(12.6)	(9.6)
Cash dividends paid on L-3 Holdings’ common stock	(59.4)	(43.4)	—
Proceeds from exercise of stock options	72.4	52.2	14.3
Proceeds from employee stock purchase plan	46.7	32.9	26.4
Distributions paid to minority interests	(6.0)	(7.5)	(2.0)
Other financing activities	(7.6)	(12.5)	(0.2)
Net cash from financing activities	2,441.0	453.3	632.0
Net (decrease) increase in cash and cash equivalents	(259.5)	518.5	—
Cash and cash equivalents, beginning of the year	653.4	134.9	134.9
Cash and cash equivalents, end of the year	$393.9	$653.4	$134.9

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of systems, subsystems and products on many platforms, including those for secure communication networks and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control and Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments as follows: (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR); (2) Government Services; (3) Aircraft Modernization and Maintenance (AM&M); and (4) Specialized Products.

As described in the Company's Current Report on Form 8-K filed on November 23, 2005, the Company revised the aggregation of its operating segments within its four reportable segments in connection with the Titan acquisition to provide a more clearly defined presentation of our businesses, focused on customers, markets, products and services and independent research and development. Prior period reportable segment data have been restated to conform to the current period presentation.

The C3ISR segment provides products and services for the global ISR market, C3 systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, aviation products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, simulation devices, microwave components and information products.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3 Communications. L-3 Holdings’ obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications, have been reflected in the consolidated financial statements of L-3 Communications.

As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 19 for additional information.

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

Sales and Costs and Expenses Presentation:    The Company presents its sales and costs and expenses in two categories on the statements of operations: ‘‘Contracts, primarily U.S. Government’’ and ‘‘Commercial, primarily products.’’

Contracts, primarily U.S. Government.    Sales and costs and expenses for the Company’s businesses that are primarily U.S. Government contractors are presented as ‘‘Contracts, primarily U.S. Government.’’ The sales for the Company’s U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which require the Company to produce tangible assets and/or provide services related to the production of tangible assets according to the buyer’s specifications and generally to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services. Such buyers are predominantly the DoD and other agencies of the U.S. Government, allied foreign government ministries of defense and defense prime contractors. A majority of these contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under ‘‘Contracts, primarily U.S. Government’’ also include certain sales from contracts with domestic and foreign commercial customers, which are within the scope of SOP 81-1 and ARB 45, and certain fixed-price, cost-reimbursable and time-and-material type contracts that require the Company to perform services that are not related to the production of tangible assets, which are recognized in accordance with SAB No. 104, Revenue Recognition (SAB 104).

Commercial, primarily products.     Sales and costs and expenses for the Company’s businesses whose customers are primarily commercial business enterprises are presented as ‘‘Commercial, primarily products.’’) Most of these sales are recognized in accordance with SAB 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company’s commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Infrared Products, Microwave Components and Security and Detection Systems.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

Revenue Recognition:    The majority of the Company’s direct and indirect sales to the U.S. Government and certain of the Company’s sales to allied foreign governments and commercial customers are within the scope of SOP 81-1, ARB 43 and ARB 45 and sales and profits on them are recognized using

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percentage-of-completion (POC) methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). Under the POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as sales when the conditions under which they are earned are reasonably assured of being met and can be reasonably estimated.

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and certain commercial customers are recognized in accordance with SAB 104. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on these contracts are recorded as sales when awarded by the customer.

Contracts in Process:    Contracts in process include receivables and inventories for contracts that are within the scope of SOP 81-1, ARB 43 and ARB 45, as well as receivables and inventories related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers for all revenue arrangements, net of allowances for uncollectible accounts. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed in Note 4, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), independent research and development (IRAD) costs and bid and proposal (B&P) costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as it incurs costs, or milestone payments as it performs work. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related Unbilled Contract Receivables and Inventoried Contract Costs. Milestone payments that have been received in excess of contract costs and estimated profits on revenue arrangements are reported on the Company’s balance sheet as a component of current liabilities as Billings in Excess of Costs and Estimated Profits. Customer Advances are reported in the balance sheet as a component of current liabilities.

Inventories other than Inventoried Contract Costs are stated at the lower of cost or market primarily using the average cost method.

The Company values its acquired contracts in process on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort commensurate with the profit margin that the Company earns on similar contracts.

Derivative Financial Instruments:    The Company has entered into interest rate swap agreements and foreign currency forward contracts. Derivative financial instruments also include embedded derivatives. The Company’s interest rate swap agreements have been accounted for as fair value hedges. The difference between the variable interest rates paid on the interest rate swap agreements and the fixed interest rate on the debt instrument underlying the swap agreements is recorded as increases or decreases to interest expense. Upon termination of an interest rate swap agreement, the cash received or paid that relates to the future value of the swap agreements at the termination date is a deferred gain or loss, which is recognized as a decrease or increase to interest expense over the remaining term of the underlying debt instrument. Foreign currency forward contracts are accounted for as cash flow hedges. Gains and losses on foreign currency forward contracts are recognized in earnings when the underlying hedged transaction within contracts in process affects earnings. The embedded derivatives related to the issuance of the Company’s debt are recorded at fair value with changes reflected in the statement of operations.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is valued at current replacement cost, unless the expected future use indicates a lower value.

Deferred Debt Issue Costs:    Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method.

Identifiable Intangible Assets:    Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer relationships, technology and non-compete agreements. The initial measurement of these intangible assets is based on their fair value. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for these estimated assets after-tax cash flows from those

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. Identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 5 to 20 years.

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

Research and Development:    IRAD costs sponsored by the Company include B&P costs, and relate to both U.S. Government products and services and those for commercial and foreign customers. The IRAD and B&P costs for the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from the scope of Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs (SFAS 2). In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company includes IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs for the Company’s businesses that are not U.S. Government contractors are expensed as incurred in accordance with SFAS 2.

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

Computer Software Costs:    The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to products of the Company’s commercial aviation businesses. Capitalized software development costs, net of accumulated amortization, was $57.9 million at December 31, 2005 and $34.6 million at December 31, 2004, and is included in Other Assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $8.6 million for 2005, $7.8 million for 2004 and $6.9 million for 2003.

Stock-Based Compensation:    The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for Stock Issued to Employees (APB 25). Compensation expense for employee stock-based compensation is recognized on the statement of operations based on the excess, if any, of the fair value of L-3 Holdings’ stock at the grant date of the award over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board’s (FASB) SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the vested portion of the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of L-3 Holdings, common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. See Recently Issued Accounting Standards below.

The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net income, reported	$508.5	$381.9	$277.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.0	2.0	1.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25.0)	(25.1)	(19.4)
Net income, pro forma	$486.5	$358.8	$260.0
L-3 Holdings Basic EPS:
As reported	$4.28	$3.54	$2.89
Pro forma	4.10	3.33	2.71
L-3 Holdings Diluted EPS:
As reported	$4.20	$3.33	$2.62
Pro forma	4.01	3.13	2.47

The assumptions used to calculate the estimated fair value of stock options at their grant dates are presented in Note 13.

Product Warranties:    Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability, useful lives, and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates.

Recently Issued Accounting Standards:    In December 2004, the FASB issued SFAS No. 123R Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This standard replaces SFAS 123 and supersedes APB 25. The Company previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expense, which is not currently recognized in the Company’s financial statements. In accordance with SFAS 123, the Company discloses pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. See ‘‘Stock-Based Compensation’’ above for a further discussion of the Company’s accounting for stock-based employee compensation and disclosure of pro forma historical net income and earnings per share. The Company adopted SFAS 123R on the modified prospective basis beginning January 1, 2006. Share-based benefits will be valued at fair value using the Black-Scholes option pricing model. The fair value will be expensed over the vesting period. The Company expects the impact of adopting SFAS 123R to result in a non-cash reduction to our diluted EPS in 2006 of approximately $0.20.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expense and accounting for the income tax effects of share-based arrangements upon adopting SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion 20, Accounting Changes. This Statement replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB approved Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications:    Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Acquisitions

    2005 Business Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for $23.10 per share in cash, or approximately $2,742.1 million, including the assumption of approximately $626.0 million of Titan’s debt, plus $41.4 million of acquisition costs, primarily comprised of merger and acquisition fees, change in control payments and other advisory fees. Concurrent with the acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using approximately $384.3 million of cash on hand (approximately $25.2 million of which was acquired from Titan), $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes (See Note 8). Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs. Titan’s business mix is complementary to L-3’s with its focus on C3ISR, advanced and transformational products and enterprise information technology for a number of government agencies, including the DoD, Federal Aviation Administration (FAA) and National Aeronautics and Space Administration (NASA), in addition to its systems integration work.

In addition, at the date of acquisition Titan had over 8,000 employees with U.S. Government security clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special access clearances that focus on communications, secure networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation. Employees with U.S. Government security clearances are necessary (i) to perform work under a substantial portion of Titan’s existing contracts (revenue arrangements) and (ii) to compete for new classified contracts with the U.S. Government. Titan had a total of 12,504 employees at the date of acquisition.

Titan’s capabilities are expected to broaden and enhance L-3’s participation in national intelligence and DHS infrastructure protection and analysis of weapons of mass destruction, expand L-3’s operational analysis and simulation offerings and enable L-3 to penetrate new customer areas.

The table below presents a summary of the preliminary estimate of fair value of the Titan assets acquired and liabilities assumed.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)
Cash and cash equivalents	$25.2
Contracts in process	541.8
Current deferred income taxes	82.8
Other current assets	35.9
Goodwill	2,221.7
Identifiable intangible assets	225.0
Other assets	127.7
Total assets acquired	3,260.1
Current liabilities	349.8
Other liabilities	126.8
Total liabilities assumed	476.6
Net assets acquired(1)	$2,783.5

(1)	Excludes additional purchase price, not to exceed $28.5 million, relating to a previous business acquisition made by Titan (International Systems L.L.C.), prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems for the years ending December 31, 2006 though 2011.

The Company has completed the Titan purchase price allocation except for (i) the identifiable intangible assets acquired, (ii) liabilities for excess leased facilities, (iii) liabilities for certain litigation matters, (iv) deferred tax assets, (v) the recoverability assessments of certain contract costs incurred by Titan prior to the acquisition, and (vi) pre-acquisition contingencies for performance and other guarantees related to businesses that were divested or discontinued by Titan whose estimated fair values are assessed as preliminary estimates. The Company does not expect differences between the preliminary and final purchase price allocations for these items to be material to the Company's results of operations. However, differences between the preliminary and final purchase price allocations for them could be material to the Company's financial position. The Company has engaged a third party valuation consultant who is currently assisting management with the valuation of the identifiable intangible assets. Additionally, the likelihood and estimates of buyout settlements with lessors and estimated future sublease income for excess facilities and the disposition, resolution plans and estimated losses for certain litigation matters, the fair value estimates for performance guarantees, and the analysis and net realizable assessments of certain contract costs and deferred tax assets, are based on preliminary estimates. The final purchase price allocations of these Titan acquired assets and liabilities will be based on final estimates of fair value, assessments and analyses of facts and disposition plans.

Based upon the preliminary purchase price allocation for Titan, goodwill in the amount of approximately $946.0 million was assigned to the C3ISR segment, approximately $885.5 million to the Government Services segment and approximately $390.2 million to the Specialized Products segment. Approximately $108.6 million of the Titan goodwill is expected to be deductible for income tax purposes.

Other 2005 Business Acquisitions: MAPPS, Combat Propulsion, ETI, ITC, Mobile-Vision, SDG, ALST, JSA, Hitec O, EOTech and ASIT. During 2005, in separate transactions, the Company also acquired eleven businesses, excluding Titan, for an aggregate purchase price of $665.2 million in cash, excluding acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $594.4 million, of which $19.4 million was assigned to the C3ISR reportable segment, $19.5 million was assigned to the Government Services reportable segment and $555.5 million was assigned to the Specialized Products reportable segment. Goodwill of $230.7 million is expected to be deductible for income tax purposes. The 2005 business acquisitions, other than the acquisition of Titan, were financed with cash on hand. The Company completed the following business acquisitions during 2005:

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Substantially all of the operations of the Marine Controls division of CAE on February 3, 2005, for $196.8 million in cash. The business was renamed L-3 Communications MAPPS Inc. (Marine Automation and Power Plant Simulation, or MAPPS). L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide;

•	The Propulsion Systems business unit of General Dynamics Corporation on February 25, 2005, for $196.8 million in cash, which includes an increase of $11.8 million to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications — Combat Propulsion Systems. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, and suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles. The acquired business also has a production center for Abrams tank components;

•	The Electron Dynamics Devices business of The Boeing Company on February 28, 2005, for $82.3 million in cash, which includes a $7.7 million reduction to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications — Electron Technologies, Inc. (ETI). The ETI business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems; and

•	InfraredVision Technology Corporation (ITC), Mobile-Vision, Inc., Sonoma Design Group, Inc. (SDG), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, EOTech Acquisition Corp., and Applied Signal and Image Technology, Inc. (ASIT) for an aggregate purchase price of $189.3 million in cash, plus additional consideration, not to exceed $69.0 million, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2006 through 2008. Any such additional consideration will be accounted for as goodwill.

The purchase prices for the Marine Controls division of CAE, Mobile-Vision, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc., Hitec O, EOTech Acquisition Corp., and Applied Signal and Image Technology, Inc. are subject to adjustment based on the closing date net assets or net working capital of the respective business acquired. The table below presents a summary of the purchase price allocations for fair values of the assets acquired and liabilities assumed for the 2005 business acquisitions other than Titan as of the date of each acquisition. The assets acquired and liabilities assumed of certain of the 2005 business acquisitions as discussed below are preliminary.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)
Cash and cash equivalents	$6.2
Contracts in process	180.1
Other current assets	32.0
Goodwill	594.4
Identifiable intangible assets	22.5
Property, plant and equipment	44.4
Other assets	29.0
Total assets acquired	908.6
Current liabilities	179.5
Other liabilities	71.7
Total liabilities assumed	251.2
Net assets acquired	$657.4

The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of ITC, Mobile-Vision, SDG, ALST, JSA, Hitec O, EOTech and ASIT are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations during 2006. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

    2004 Business Acquisitions

During 2004, in separate transactions, the Company acquired eleven businesses, for an aggregate purchase price of $453.1 million in cash, excluding acquisition costs. Based on the final purchase price allocations, the goodwill recognized for these business acquisitions was $393.2 million, of which $100.2 million is expected to be deductible for income tax purposes. Goodwill of $9.1 million was assigned to the C3ISR reportable segment, $57.4 million to the Government Services reportable segment, $73.5 million to the AM&M reportable segment and $253.2 million to the Specialized Products reportable segment. The 2004 business acquisitions were financed with cash on hand. The Company completed the business acquisitions listed below during 2004:

•	Substantially all of the assets and certain specified liabilities of Beamhit LLC on May 13, 2004, for $40.9 million in cash, plus additional consideration contingent upon the financial performance of Beamhit for the years ending December 31, 2006 and 2007. Any such additional consideration will be accounted for as goodwill. Beamhit is a developer and supplier of laser marksmanship training systems, and adds a series of new products to the Company’s expanding role in readiness training and simulation products and services;

•	Substantially all of the assets and liabilities of Brashear, LP on June 14, 2004, for $36.3 million in cash. Brashear is a developer and supplier of complex electro-optical systems, including laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems and laser beam directors for military and international customers. Brashear adds new capabilities to the Company’s role in advanced optics;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Substantially all of the assets and liabilities of the Commercial Infrared business of Raytheon Company (Raytheon) on November 9, 2004, for $44.3 million in cash. The business was renamed L-3 Communications Infrared Products (Infrared Products). Infrared Products is a leading producer of uncooled thermal imaging products for the public safety, fire and rescue, security, transportation and industrial markets;

•	All of the outstanding stock of Cincinnati Electronics, Inc. on December 9, 2004, for $176.3 million in cash. Cincinnati Electronics designs and manufactures a range of infrared (IR) detectors, imaging sensors, missile warning systems, space launch vehicle products and spacecraft electronics;

•	All of the outstanding stock of the Canadian Navigation Systems and Space Sensors System business of Northrop Grumman on December 30, 2004, for $69.9 million in cash. The business was renamed L-3 Electronics Systems (LES). LES designs, develops and integrates electronic products and systems for aviation and ground vehicles, primarily in Canada and the United States; and

•	AVISYS, Inc., the General Electric Driver Development business, Bay Metals and Fabrication, Inc., D.P. Associates, Inc., certain video security product lines of Sarnoff Corporation and BAI Aerosystems for an aggregate purchase price of $85.4 million in cash, plus additional consideration, not expected to exceed $15.8 million, which is contingent upon the financial performance for certain of these acquired businesses for the year ending December 31, 2006.

    2003 Business Acquisitions

Acquisition of Vertex Aerospace.    On December 1, 2003, the Company acquired Vertex Aerospace LLC (Vertex). In May of 2004, the Company and the seller of Vertex Aerospace agreed to a final purchase price of $664.8 million, based on the closing date net assets of Vertex Aerospace. The final purchase price, excluding acquisition costs, represents an $11.5 million increase to the contractual consideration paid prior to May of 2004. Based on the final purchase price allocation for Vertex, goodwill of $496.7 million was assigned to the AM&M segment and approximately $440.1 million is expected to be deductible for income tax purposes. Vertex is a leading provider of aerospace and other technical services to the U.S. Department of Defense and other U.S. Government agencies. Vertex’s services include logistics support, modernization and maintenance for fixed and rotary wing aircraft, supply chain management and pilot training. Vertex’s engineering and technical staff support tactical, cargo and utility aircraft and other defense-related platforms.

Other 2003 business acquisitions.    During 2003, in separate transactions, the Company also acquired five businesses for an aggregate consideration of $353.6 million in cash, excluding acquisition costs. These acquisitions were financed with cash on hand. Based on the final purchase price allocations, the goodwill recognized for these business acquisitions was $315.6 million, of which $300.6 million is expected to be deductible for income tax purposes. Goodwill of $44.6 million was assigned to the C3ISR reportable segment, $90.4 million was assigned to the AM&M reportable segment and $180.6 million was assigned to the Specialized Products reportable segment. The Company completed the business acquisitions listed below during 2003:

•	Certain defense and aerospace assets of IPICOM, Inc. on December 10, 2003. This acquisition adds innovative optical networking technology to the Company’s existing and growing ISR and secure communications businesses;

•	The net assets of the Military Aviation Services (MAS) business of Bombardier, Inc. on October 31, 2003, for $89.6 million in cash. MAS provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft, and the refurbishment and modernization of selected commercial aircraft. Its customers include the Canadian Armed Forces, the DoD, aerospace and defense prime contractors and foreign military organizations;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	All of the outstanding common stock of Klein Associates, Inc. (Klein), a business unit of OYO Corporation of Japan, on September 30, 2003. Klein designs, manufactures and supports side-scan sonar, sub-bottom profilers and related instruments and accessories for undersea search and survey, including intrusion detection systems for port security applications. Klein provides complimentary product capabilities, which the Company has integrated into L-3’s port and maritime security systems offerings. Klein is also synergistic with the Company’s acoustic undersea warfare products;

•	All of the outstanding common stock of Aeromet, Inc. (Aeromet) on May 30, 2003. Aeromet designs, develops and integrates infrared and optical systems for airborne ISR. The acquisition advances the Company’s strategy to expand its electro-optical and infrared product lines and provides the Company with the ability to apply Aeromet’s technology to L-3’s current ISR products; and

•	All of the outstanding common stock of the avionics systems (Avionics Systems) business of Goodrich Corporation on March 28, 2003 for $188.7 million in cash. Avionics Systems develops and manufactures innovative avionics solutions for substantially all segments of the aviation market, and sells its products to the military, business jet, general aviation, rotary wing aircraft and air transport markets.

Additionally, during the years ended December 31, 2004 and 2003, the Company purchased other businesses, which, individually and in the aggregate, were not material to the Company’s consolidated results of operations, financial position or cash flows in the year acquired.

Substantially all of the acquisitions were financed with cash on hand or borrowings under the Company’s bank credit facilities. All of the business acquisitions are included in the Company’s results of operations from their respective effective dates of acquisition.

Aircraft Integration Systems Acquisition.    In connection with the Company’s acquisition of Aircraft Integration Systems (AIS) in March 2002, the purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163.0 million. In accordance with the asset purchase agreement, the Company and Raytheon engaged a neutral accountant to arbitrate the final purchase price. In January 2006, the arbitrator ruled that the final purchase price was $1,153.3 million, and accordingly, in January 2006, Raytheon paid L-3 $9.7 million, representing a reduction to the purchase price, plus interest. The reduction to the purchase price will be recorded as a reduction to goodwill.

    Unaudited Pro Forma Statement of Operations Data

Assuming the business acquisitions the Company completed during 2005 occurred on January 1, 2005, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $10,925.6 million, $431.6 million and $3.56, respectively, for the year ended December 31, 2005.

Assuming the business acquisitions the Company completed during 2005 and 2004 occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $9,676.9 million, $315.0 million and $2.76, respectively, for the year ended December 31, 2004.

Assuming the business acquisitions the Company completed during 2004 and 2003 occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $6,160.8 million, $291.2 million and $2.74, respectively, for the year ended December 31, 2003.

The unaudited pro forma results disclosed in the preceding paragraphs are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company completed the acquisitions on January 1, 2003, January 1, 2004 or January 1, 2005. The unaudited pro forma results also include charges for costs related to the proposed merger agreement between Titan and Lockheed Martin Corporation (which was terminated on June 26, 2004), the settlement of SEC and Department of Justice investigations of Titan under the Foreign Corrupt Practices Act (FCPA), and the Titan internal review of the FCPA violations, shareholder settlements related to the securities law class action and derivative action lawsuits arising out of Titan’s alleged violations of the FCPA and the acquisition of Titan by L-3. These charges, which were recorded by Titan prior to the July 2005 acquisition, amounted to approximately $80.5 million for the year ended December 31, 2005 and approximately $60.3 million for the year ended December 31, 2004. Costs and expenses for the year ended December 31, 2004 also include asset impairment charges recognized by Titan totaling approximately $15.5 million.

    Business Acquisitions Completed After December 31, 2005

Since January 1, 2006, in separate transactions, the Company acquired all of the outstanding stock of Advanced Systems Architectures Ltd on January 25, 2006, TCS Design and Management Services on January 26, 2006 and SAM Electronics GmbH on January 31, 2006 for an aggregate purchase price paid in cash of approximately $200.0 million. The Company financed these acquisitions using cash on hand. On February 14, 2006, we entered into an agreement to acquire a company for $120 million. The business acquisition is subject to review under the Hart-Scott-Rodino Act and is expected to close in March 2006.

    4.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.

	December 31,
	2005	2004
	(in millions)
Billed receivables, net of allowances of $19.6 million and $16.5 million	$1,071.2	$781.9
Unbilled contract receivables, gross	1,414.1	810.7
Less: unliquidated progress payments	(235.6)	(179.3)
Unbilled contract receivables, net	1,178.5	631.4
Inventoried contract costs, gross	529.8	432.7
Less: unliquidated progress payments	(64.5)	(50.9)
Inventoried contract costs, net	465.3	381.8
Inventories at lower of cost or market	189.4	183.9
Total contracts in process	$2,904.4	$1,979.0

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-reimbursable type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers. The Company believes that approximately 95% of the unbilled contract receivables at December 31, 2005 will be billed and collected within one year.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unliquidated Progress Payments.    Unliquidated progress payments arise from fixed-price type contracts with the U.S. Government that contain progress payment clauses, and represent progress payments on invoices that have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 75% to 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. Therefore, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost method, and against inventoried contract costs if revenue is recorded using the units-of-delivery method.

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include G&A, IRAD and B&P costs allocated to U.S. Government contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs pursuant to U.S. Government procurement regulations. The Company accounts for its G&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses, and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used to determine costs and expenses for ‘‘Contracts, primarily U.S. Government.’’ The cost data in the table below does not include the G&A and research and development expenses for the Company’s businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under costs and expenses for ‘‘Commercial, primarily products’’ and are expensed as incurred.

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$43.7	$38.0	$52.2
Add: Amounts included in acquired inventoried contract costs	2.1	5.6	—
Contract costs incurred (1)	785.5	582.9	485.7
Less: Amounts charged to costs and expenses during the year	(775.6)	(582.8)	(499.9)
Amounts included in inventoried contract costs at end of the year	$55.7	$43.7	$38.0

(1)	Incurred costs include IRAD and B&P costs of $185.6 million for 2005, $149.4 million for 2004 and $129.4 million for 2003.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market at December 31, 2005 and 2004.

	December 31,
	2005	2004
	(in millions)
Raw materials, components and sub-assemblies	$81.0	$90.0
Work in process	54.1	51.3
Finished goods	54.3	42.6
Total	$189.4	$183.9

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Goodwill and Identifiable Intangible Assets

Goodwill.    The table below presents the changes in goodwill allocated to the Company’s reportable segments during the year ended December 31, 2005.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
			(in millions)
Balance at January 1, 2005	$745.4	$473.3	$998.9	$1,837.2	$4,054.8
Business acquisitions, net of dispositions	974.2	910.7	14.7	945.4	2,845.0
Balance at December 31, 2005	$1,719.6	$1,384.0	$1,013.6	$2,782.6	$6,899.8

During the year ended December 31, 2005, goodwill increased by a total of $2,845.0 million, which was comprised of (i) $2,810.9 million for business acquisitions, net of dispositions, completed during the year ended December 31, 2005 (See Note 3), (ii) $31.4 million for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to the final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) net increases of $2.7 million primarily for final estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

Identifiable Intangible Assets.    Information on the Company’s identifiable intangible assets that are subject to amortization are presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

		December 31, 2005			December 31, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:			(in millions)			(in millions)
Customer relationships	18.6	$396.6	$35.6	$361.0	$164.0	$17.7	$146.3
Technology	14.4	61.1	9.5	51.6	43.6	5.3	38.3
Non-compete agreements	4.3	2.0	1.8	0.2	2.0	0.8	1.2
Total	18.1	$459.7	$46.9	$412.8	$209.6	$23.8	$185.8

The Company recorded amortization expense for its identifiable intangible assets of $23.1 million for 2005, $14.7 million for 2004 and $6.6 million for 2003. Based on gross carrying amounts at December 31, 2005, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2006 through 2010 are presented in the table below.

	Year Ending December 31,
	2006	2007	2008	2009	2010
	(in millions)
Estimated Amortization Expense	$41.8	$39.0	$32.7	$29.5	$26.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Other Current Liabilities and Other Liabilities

	December 31,
	2005	2004
Other Current Liabilities:	(in millions)
Accrued product warranty costs	$61.8	$49.8
Estimated cost in excess of estimated contract value to complete contracts in process in a loss position	76.6	49.7
Accrued interest	68.2	29.9
Aggregate purchase price payable for acquired businesses	36.8	9.6
Deferred revenues	15.0	5.0
Other	99.7	46.4
Total other current liabilities	$358.1	$190.4

	December 31,
	2005	2004
Other Liabilities:	(in millions)
Non-current portion of net deferred gains from terminated interest rate swap agreements	$18.2	$21.9
Accrued workers compensation	25.8	19.4
Notes payable and capital lease obligations	10.5	13.9
Deferred compensation	59.0	13.6
Other non-current liabilities	181.2	52.0
Total other liabilities	$294.7	$120.8

The table below presents the changes in the Company’s accrued product warranty costs for the years ended December 31, 2005 and 2004.

	2005	2004
Accrued product warranty costs:	(in millions)
Balance at January 1	$49.8	$45.8
Acquisitions during this period	6.0	3.0
Accruals for product warranties issued during the period	20.5	19.9
Accruals for product warranties existing before January 1(1)	6.7	3.5
Settlements made during the period	(21.2)	(22.4)
Balance at December 31	$61.8	$49.8

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2005 and January 1, 2004.

7.    Property, Plant and Equipment

	December 31,
	2005	2004
	(in millions)
Land	$46.9	$35.4
Buildings and improvements	206.5	174.4
Machinery, equipment, furniture and fixtures	626.0	494.9
Leasehold improvements	174.3	147.2
Gross property, plant and equipment	1,053.7	851.9
Less: accumulated depreciation and amortization	(396.1)	(294.9)
Property, plant and equipment, net	$657.6	$557.0

Depreciation expense for property, plant and equipment was $113.3 million for 2005, $91.6 million for 2004 and $77.3 million for 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2005	2004
L-3 Communications:	(in millions)
Borrowings under Revolving Credit Facility	$—	$—
Borrowings under Term Loan Facility maturing 2010	750.0	—
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	—
Subtotal	3,950.0	2,200.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	—
Principal amount of long-term debt	4,650.0	2,200.0
Less: Unamortized discounts	(16.5)	(8.2)
Fair value of interest rate swap agreements	—	(2.0)
Carrying amount of long-term debt	$4,633.5	$2,189.8

L-3 Communications

On March 9, 2005, L-3 Communications terminated its existing senior credit facility and entered into a new senior credit facility allowing for total aggregate borrowings of up to $1.0 billion under a five-year senior revolving credit facility. On July 29, 2005, in connection with the Titan acquisition, L-3 Communications amended and restated its existing senior credit facility allowing for a term loan facility in an aggregate amount equal to $750.0 million in addition to the $1.0 billion senior revolving credit facility, collectively referred to as the Senior Credit Facility, maturing on March 9, 2010. Debt costs incurred in connection with entering into the Senior Credit Facility amounted to $8.3 million.

At December 31, 2005, available borrowings under the revolving credit facility were $895.2 million after reductions for outstanding letters of credit of $104.8 million.

Borrowings under the Senior Credit Facility bear interest, at L-3 Communications’ option, at either a ‘‘base rate’’ equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America ‘‘prime rate’’) (as defined) plus a spread ranging from 0.00% to 0.75% per annum or a ‘‘LIBOR rate’’ (as defined) plus a spread ranging from 0.625% to 1.75% per annum, both depending on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.125% to 0.375% per annum, (2) letter of credit fees ranging from 0.46875% to 1.3125% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 0.625% to 1.75% for financial letters of credit, in all cases depending on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the ratings as determined by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit-enhanced, senior unsecured long-term debt.

On July 29, 2005, L-3 Communications sold $1.0 billion of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9.1 million. The discount was recorded as a reduction to the principal amount of the 2005 Notes and will be amortized as interest expense over the term of the 2005 Notes. The effective interest rate of the 2005 Notes is 6.47% per annum. Debt issue costs incurred in

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the 2005 Notes amounted to $18.9 million, which will be amortized to interest expense over the term of the 2005 Notes. Interest is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to $972.0 million after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. The 2005 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after October 15, 2010, the 2005 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.188% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning October 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on October 15, 2013 and thereafter. Prior to October 15, 2008, L-3 Communications may redeem up to 35% of the 2005 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.375% of the principal amount (plus accrued and unpaid interest).

On November 12, 2004, L-3 Communications sold $650.0 million of 5 7/8% Senior Subordinated Notes due January 15, 2015 (2004 Notes) with interest payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $639.0 million after deducting commissions and other offering expenses and were used to redeem the Company’s 8% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents. The 2004 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after January 15, 2010, the 2004 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 102.938% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning January 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on January 15, 2013 and thereafter. Prior to January 15, 2008, L-3 Communications may redeem up to 35% of the 2004 Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount (plus accrued and unpaid interest).

On November 12, 2004, L-3 Communications initiated a full redemption of all of its outstanding $200.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2008 (December 1998 Notes). Such notes were redeemed by L-3 Communications at a redemption price of 102.667% of the principal amount thereof, plus accrued and unpaid interest. This redemption was completed on December 13, 2004. In connection with the early redemption of the December 1998 Notes, the Company recorded a pre-tax debt retirement charge of $5.0 million. The charge was comprised of premiums of $5.3 million and $2.8 million to write off the remaining balance of unamortized debt issue costs relating to these notes, partially offset by a gain of $3.1 million to recognize the remaining balance of the deferred gain on the terminated interest rate swap agreements related to these notes.

On December 22, 2003, L-3 Communications sold $400.0 million of 6 1/8% Senior Subordinated Notes due January 15, 2014 (December 2003 Notes) at a discount of $7.4 million. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The effective interest rate of the December 2003 Notes is 6.31% per annum. Interest is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $390.0 million after deducting the discounts, commissions and other offering expenses and were used to repay $275.0 million of borrowings outstanding under its then existing senior credit facilities and to increase cash and cash equivalents. The December 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after January 15, 2009, the December 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning January 15, 2009 and declining annually to 100% of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal (plus accrued and unpaid interest) on January 15, 2012 and thereafter. Prior to January 15, 2007, L-3 Communications may redeem up to 35% of the December 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications sold $400.0 million of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1.8 million. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The effective interest rate of the May 2003 Notes is 6.17% per annum. Interest is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $391.0 million after deducting discounts, commissions and other offering expenses and were used to redeem the 8½% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents. The May 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after July 15, 2008, the May 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning July 15, 2008 and declining annually to 100% of principal (plus accrued and unpaid interest) on July 15, 2011 and thereafter. Prior to July 15, 2006, L-3 Communications may redeem up to 35% of the May 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications initiated a full redemption of all its outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, L-3 Communications purchased and paid cash for all the outstanding May 1998 Notes, including accrued interest. During 2003, L-3 Communications recorded a pre-tax charge of $11.2 million, comprising of premiums and other transaction costs of $7.8 million and $3.4 million to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

In June of 2002, L-3 Communications sold $750.0 million of 7 5/8% Senior Subordinated Notes due June 15, 2012 (June 2002 Notes) with interest payable semi-annually on June 15 and December 15 of each year. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter.

Depending on current and expected future interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to (i) the variable rate basis, plus (ii) the variable rate spread.

At December 31, 2005, the Company did not have any interest rate swap agreements in place. The table below presents the Company’s terminated interest rate swap agreements activity during 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

					Cash Proceeds Received (Paid) at Termination(1)
					(in millions)
Inception Date	Termination Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(2)	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total
March 2004	June 2005	$400.0 of 6 1/8% Senior Subordinated Notes due 2014	$100.0	5.1%	$0.4	$(0.5)	$(0.1)

(1)	Cash proceeds received at termination are included in cash from operating activities on L-3’s statement of cash flows in the period received.

(2)	Represents the average variable interest rate L-3 paid for the interest payment period in which the interest rate swap agreements were terminated.

(3)	Represents the interest expense reduction for the interest payment period in which the interest rate swap agreements were terminated.

(4)	Represents the mark-to-market value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.

At December, 2005, the remaining aggregate amount of unamortized deferred gains was $21.5 million of which $3.3 million is included in other current liabilities and $18.2 million is included in other liabilities.

L-3 Holdings

On July 29, 2005, L-3 Holdings sold $600.0 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On August 4, 2005, L-3 Holdings sold an additional $100.0 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES. The net cash proceeds from this offering (including the exercise of the over-allotment) amounted to $681.2 million after deducting commissions and other offering expenses and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. Debt issue costs incurred in connection with the CODES amounted to $18.8 million, which will be amortized to interest expense over a five year term.

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on an initial conversion rate of 9.7741 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to an initial conversion price of $102.31 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price; (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a ‘‘fundamental change’’ (as

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES.

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per one thousand dollars in principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings’ chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the ‘‘cash amount’’); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable.)

The CODES are senior unsecured obligations of L-3 Holdings and rank equal in right of payment with all existing and future senior indebtedness and senior to all future senior subordinated indebtedness of L-3 Holdings. The CODES are jointly and severally guaranteed on a senior subordinated basis by the existing and future domestic subsidiaries of L-3 Holdings that guarantee any other indebtedness of L-3 Holdings or any of its domestic subsidiaries.

At any time on or after February 1, 2011, the CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of the CODES.

Holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2011, February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a ‘‘fundamental change’’ occurs prior to maturity of the CODES.

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The embedded derivative had an initial fair value of zero. The amount assigned to the embedded derivative will be adjusted periodically through other income (expense) for changes in its fair value.

On October 5, 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities (Old CODES) due 2011, which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419.8 million of the principal amount of Old CODES exercised their conversion rights and converted such Old CODES into 7.8 million shares of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holdings common stock. The remaining $0.2 million of the Old CODES were redeemed for cash on October 25, 2004, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest) to October 25, 2004. As a result of the conversions and redemptions, L-3’s principal amount of long-term debt decreased by $418.2 million and shareholders’ equity increased by $430.5 million, including the transfer of the related deferred tax liability of $21.4 million and unamortized debt issue costs of $9 million to additional paid-in-capital.

On December 22, 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired on January 9, 2004. At December 31, 2003, holders of approximately $1.6 million of the Convertible Notes had exercised their conversion rights and converted such notes into 0.1 million shares of L-3 Holdings common stock. On January 9, 2004, holders of $298.2 million of the Convertible Notes exercised their conversion rights and converted such notes into 7.3 million shares of L-3 Holdings common stock. The remaining $0.2 million of Convertible Notes were redeemed on January 12, 2004 for cash. As a result of these conversions and redemptions, L-3’s principal amount of long-term debt decreased by $298.4 million and shareholders’ equity increased by $292.4 million in January 2004 compared to December 31, 2003.

Subordination and Guarantees

The borrowings under the Senior Credit Facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Communications’ domestic subsidiaries. The guarantees of the Senior Subordinated Notes rank pari passu with one another and are junior to the guarantees of the Senior Credit Facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by certain of L-3 Holdings’ domestic subsidiaries. The guarantees of the CODES rank pari passu with the guarantees of the Senior Subordinated Notes and are junior to the guarantees of the Senior Credit Facility.

Covenants

Financial and other restrictive covenants.    The Senior Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, incur liens, make investments, merge or consolidate, dispose of assets, or pay dividends. The Company’s Senior Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to: (A) 4.5 to 1.0 for each fiscal quarter ending on or prior to December 31, 2005, (B) 4.25 to 1.0 for the fiscal quarter ending on March 31, 2006 and (C) 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2006, (2) the Company’s Consolidated senior leverage ratio be less than or equal to 3.0 to 1.0 and (3) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0. Calculations of the consolidated leverage ratio, consolidated senior leverage ratio and consolidated interest coverage ratio are to take into account acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period. As of December 31, 2005, the Company was in compliance with those covenants and ratios in all material respects. See Exhibit 10.40, Amended and Restated Credit Agreement, dated July 29, 2005, of this Form 10-K for definitions of the consolidated leverage ratio, the consolidated senior leverage ratio and the consolidated interest coverage ratio.

In addition, the Senior Subordinated Notes indentures contain covenants that restrict the ability of L-3 Communications to incur indebtedness and issue capital stock that matures or is redeemable 91 days or less after the maturity date of such series of notes, and the ability of its restricted subsidiaries to incur

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indebtedness or issue preferred stock, unless the Company’s fixed charge coverage ratio would have been at least 2.0 to 1.0 on a pro forma basis. The covenants are subject to several material exceptions, including an exception for indebtedness under credit facilities up to a specified amount. The indentures governing the Company's outstanding senior subordinated notes, have been incorporated by reference as Exhibits to this Form 10-K and include a definition of fixed charge coverage ratio.

In the event that the long-term debt rating of L-3 Communications is reduced below BBB−, or the equivalent, by two of the three rating agencies, Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their material wholly-owned foreign subsidiaries, in favor of the lenders under the Senior Credit Facility.

Dividend payment restrictions.    L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. The Senior Credit Facility contains provisions that limit the ability of L-3 Communications to pay dividends to and make investments in L-3 Holdings. However, the Senior Credit Facility permits L-3 Communications to:

•	fund payments of interest on indebtedness of L-3 Holdings and to fund payments of dividends on disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the proceeds received by L-3 Holdings from the issuance of such indebtedness or disqualified preferred stock have been invested by L-3 Holdings in L-3 Communications;

•	fund payments and prepayments of principal of indebtedness of L-3 Holdings and to fund optional and mandatory redemptions of disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the amount of such fundings does not exceed the aggregate amount of investments made by L-3 Holdings in L-3 Communications with the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 that is guaranteed by L-3 Communications;

•	pay regularly scheduled dividends on disqualified preferred stock issued by L-3 Communications;

•	redeem disqualified preferred stock issued by L-3 Communications so long as the amount of such redemptions does not exceed the aggregate proceeds received by L-3 Communications from the issuance of disqualified preferred stock after March 9, 2005; and

•	pay other dividends on and make other redemptions of its equity interests (including for the benefit of L-3 Holdings) and make other investments in L-3 Holdings, so long as no default or event of default has occurred and is continuing, up to an aggregate amount of $1.0 billion, increased (or decreased) quarterly by an amount equal to 50% of the consolidated net income (or deficit) of L-3 Communications for the quarter, plus (1) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications, plus (2) 100% of the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications and the indebtedness or disqualified preferred stock is not guaranteed by L-3 Communications, plus (3) 100% of the proceeds of any issuances of capital stock (other than disqualified preferred stock) by L-3 Communications after March 9, 2005, minus (4) the aggregate amount of subordinated debt of L-3 Communications prepaid after March 9, 2005 (other than in connection with a refinancing) in excess of the aggregate proceeds received from the issuance of subordinated debt by L-3 Communications after March 9, 2005 (other than in connection with a refinancing).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disqualified preferred stock discussed above is stock, other than common stock, issued that is not classified as shareholders' equity on the balance sheet. At December 31, 2005, L-3 Holdings does not have any disqualified preferred stock.

The Senior Subordinated Notes indentures also contain provisions that limit the ability of L-3 Communications to pay dividends to L-3 Holdings and make investments in L-3 Holdings, subject to exceptions. Subject to certain limitations, the indentures permit L-3 Communications to make such restricted payments so long as it would be able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio test described above and meets other conditions.

Cross default provisions.    The Senior Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $40.0 million and those defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured after 10 days. The Senior Subordinated Notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10.0 million in aggregate principal amount of those obligations.

9.    Financial Instruments

Fair Value of Financial Instruments.    At December 31, 2005 and 2004, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, notes receivable, equity securities, trade accounts payable, customer advances, borrowings under the term loan facility, Senior Subordinated Notes, CODES, foreign currency forward contracts and interest rate swap agreements. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts of borrowings under the term loan facility are representative of their respective fair values because interest on the borrowings are determined at variable interest rates and such rates are revised frequently, based upon current LIBOR. The Company’s investments in nonreadily marketable securities are stated at estimated fair value, which is generally equal to historical cost, except for those that have experienced other-than-temporary impairments. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on exchange rates at December 31, 2005 and 2004. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2005		2004
	(in millions)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable	$0.1	$0.1	$2.7	$2.7
Investments in equity securities accounted for using the cost method	1.5	1.5	1.5	1.5
Borrowings under the Term Loan Facility	750.0	750.0	—	—
Senior Subordinated Notes	3,183.5	3,218.4	2,189.8	2,291.8
CODES	700.0	693.9	—	—
Foreign currency forward contracts(1)	2.3	2.3	(2.1)	(2.1)
Interest rate swap agreements	—	—	2.0	2.0

(1)	Notional amounts of foreign currency forward contracts are $200.0 million at December 31, 2005 and $126.3 million at December 31, 2004.

Foreign Currency Exchange Risk Management.    The Company conducts some of its operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of the Company’s U.S. and foreign operations have contracts with customers, which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the foreign denominated cash paid or received, primarily Canadian dollar, Euro, British Pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. The notional amounts, as noted above, are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.

10.    Accumulated Other Comprehensive Loss

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects, for each of the three years ended December 31, 2005 are presented in the table below.

	Foreign currency translation	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 1, 2003	$(2.8)	$(0.2)	$(0.3)	$(66.0)	$(69.3)
Period change	(0.2)	—	0.9	(4.2)	(3.5)
Balance at December 31, 2003	(3.0)	(0.2)	0.6	(70.2)	(72.8)
Period change	7.1	0.2	(1.9)	(5.3)	0.1
Balance at December 31, 2004	4.1	—	(1.3)	(75.5)	(72.7)
Period change	(2.0)	—	2.7	(5.2)	(4.5)
Balance at December 31, 2005	$2.1	$—	$1.4	$(80.7)	$(77.2)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2005	2004	2003
Basic:	(in millions, except per share data)
Net income	$508.5	$381.9	$277.6
Weighted average common shares outstanding	118.8	107.8	96.0
Basic earnings per share	$4.28	$3.54	$2.89
Diluted:
Net Income	$508.5	$381.9	$277.6
After-tax interest expense savings on the assumed conversion of convertible debt	—	9.1	20.8
Net income, including assumed conversion of convertible debt	$508.5	$391.0	$298.4
Common and potential common shares:
Weighted average common shares outstanding	118.8	107.8	96.0
Assumed exercise of stock options	7.6	9.7	7.3
Unvested restricted stock awards	0.3	0.2	0.3
Assumed purchase of common shares for treasury	(5.5)	(6.7)	(4.9)
Assumed conversion of convertible debt	—	6.4	15.2
Common and potential common shares	121.2	117.4	113.9
Diluted earnings per share	$4.20	$3.33	$2.62

For the year ended December 31, 2005, L-3 Holdings’ 3% Convertible Contingent Debt Securities had no impact on diluted EPS because the debt securities, if converted, would require cash settlement.

12.    Income Taxes

Income before income taxes is summarized in the table below.

	2005	2004	2003
	(in millions)
Domestic	$737.2	$559.0	$404.3
Foreign	51.1	37.7	29.5
Income before income taxes	$788.3	$596.7	$433.8

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31
	2005	2004	2003
Current income tax provision:	(in millions)
Federal	$99.5	$64.1	$36.2
State and local	27.2	11.4	12.0
Foreign	14.5	15.9	13.2
Subtotal	141.2	91.4	61.4
Deferred income tax provision (benefit):
Federal	126.5	108.6	87.4
State and local	10.5	16.6	9.3
Foreign	1.6	(1.8)	(1.9)
Subtotal	138.6	123.4	94.8
Total provision for income taxes	$279.8	$214.8	$156.2

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	3.2	3.4
Foreign income taxes	(0.5)	(0.7)	0.7
Extraterritorial income exclusion benefits	(1.1)	(1.2)	(1.5)
Research and experimentation and other tax credits	(0.7)	(1.1)	(1.9)
Favorable resolution of tax contingencies	(1.0)	—	—
Other, net	0.7	0.8	0.3
Effective income tax rate	35.5%	36.0%	36.0%

The provision for income taxes excludes current tax benefits related to compensation expense deductions for income tax purposes arising from the exercise of stock options by the Company’s employees. These income tax benefits were credited directly to shareholders’ equity in the amount of $60.9 million for 2005, $16.6 million for 2004 and $8.4 million for 2003. These income tax benefits also reduced current income taxes payable.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2005	2004
Deferred tax assets:	(in millions)
Inventoried costs	$10.0	$36.9
Compensation and benefits	79.1	49.9
Pension and postretirement benefits	144.8	143.2
Income recognition on contracts in process	57.7	16.7
Loss carryforwards	88.8	3.8
Tax credit carryforwards	18.6	18.5
Capital loss carryforwards	10.2	—
Other	43.2	43.8
Gross deferred tax assets	452.4	312.8
Deferred tax liabilities:
Goodwill and other intangible assets	286.3	153.6
Property, plant and equipment	38.3	22.0
Other	6.1	18.1
Gross deferred tax liabilities	330.7	193.7
Valuation allowance	10.2	—
Net deferred tax assets	$111.5	$119.1

The following table presents the classification of the Company’s net deferred tax assets.

	December 31,
	2005	2004
	(in millions)
Current deferred tax assets	$230.6	$127.1
Long-term deferred tax liabilities	(119.1)	(8.0)
Total net deferred tax assets	$111.5	$119.1

At December 31, 2005, the Company’s loss carryforwards included $228.2 million of federal net operating loss carryforwards that are subject to limitations and will expire, if unused, between 2020 and 2024, and approximately $278 million of state net operating losses that will expire, if unused, between 2006 and 2025. The Company also has $18.6 million of tax credit carryforwards primarily related to U.S. federal and state research and experimentation credits and state investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize these loss and credit carryforwards before they expire. Additionally, the Company has $22 million of federal and $57 million of state capital loss carryforwards that are subject to limitation and will expire, if unused, between 2006 and 2010. The capital loss carryforwards can only be used to offset capital gains and the Company has established a valuation allowance because it does not believe it is more likely than not that it will be able to utilize the capital loss carryforwards before they expire.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Employee Stock-based Incentives

In 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights (SARs), restricted stock and other incentive awards, consistent with the 1999 Plan. In 1998, the Company adopted the 1998 Directors Stock Option Plan (1998 Plan) for non-employee Directors. In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. Awards under both plans are in the form of L-3 Holdings common stock. At December 31, 2005, the number of shares of L-3 Holdings’ common stock authorized for grant under the 1999 Plan, 1998 Plan and 1997 Plan was 23.4 million, of which 4.8 million shares were available for awards under these plans. The price at which stock options may be granted shall not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All of the stock option awards under the 1999 Plan, 1998 Plan and 1997 Plan are non-qualified for U.S. income tax regulations.

The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan. These awards are subject to forfeiture until certain restrictions have lapsed, including continued employment during the restricted period. The Company awarded 0.3 million shares in 2005, 0.1 million shares in 2004 and 0.1 million shares in 2003. The aggregate fair value of the restricted stock awards on their grant dates were $21.0 million in 2005, $4.2 million in 2004 and $4.0 million in 2003. The restricted stock awards granted in 2005, 2004 and 2003 vest three years after the date of grant. Compensation expense charged against pre-tax earnings for these restricted stock awards was $5.0 million in 2005, $3.3 million in 2004 and $3.0 million in 2003. Shareholders’ Equity has been reduced by $17.9 million at December 31, 2005 for unearned compensation on these restricted stock awards.

The table below presents the Company’s stock option activity over the past three years under the 1999 Plan, 1998 Plan and 1997 Plan.

	Number of Options	Weighted Average Exercise Price
	(in millions)
Outstanding at January 1, 2003 (5.2 million exercisable)	9.0	$24.71
Options granted	2.3	40.92
Options exercised	(0.8)	17.24
Options cancelled	(0.4)	39.95
Outstanding at January 1, 2004 (5.9 million exercisable)	10.1	28.41
Options granted	1.6	63.98
Options exercised	(1.5)	34.07
Options cancelled	(0.3)	45.37
Outstanding at January 1, 2005 (6.3 million exercisable)	9.9	32.99
Options granted	1.5	76.34
Options exercised	(3.1)	23.42
Options cancelled	(0.2)	53.29
Outstanding at December 31, 2005 (5.0 million exercisable)	8.1	$44.15

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes information about the Company’s stock options outstanding at December 31, 2005.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (in millions)	Weighted Average Exercise Price
$3.24	1.6	$3.24	1.5	1.6	$3.24
$16.38 – $23.13	0.3	19.89	3.6	0.3	19.89
$29.00 – $39.70	1.4	35.59	6.2	1.2	35.57
$45.11 – $60.84	2.5	52.23	7.3	1.6	51.24
$68.16 – $78.60	2.3	73.57	9.3	0.3	68.16
Total	8.1	$44.15	6.4	5.0	$30.72

The grant date weighted average fair values of awarded stock options, pursuant to the provisions of SFAS 123, were $21.53 for 2005, $19.63 for 2004 and $13.22 for 2003. In accordance with APB 25, no compensation expense was recognized on the stock option awards because they were granted at exercise prices equal to the stock price of L-3 Holdings common stock on the grant date.

For purposes of estimating these fair values, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models are presented in the table below.

	Year Ended December 31,
	2005	2004	2003
Expected holding period (in years)	4.5	4.2	4.0
Expected volatility	29.4%	35.6%	38.3%
Expected dividend yield	0.8%	0.7%	0.2%
Risk-free interest rate	4.0%	3.1%	2.5%

14.    Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2005.

	Real Estate	Equipment	Total
	(in millions)
2006	$135.2	$17.9	$153.1
2007	118.3	12.7	131.0
2008	100.9	8.1	109.0
2009	84.8	6.8	91.6
2010	87.6	6.1	93.7
Thereafter	246.7	46.8	293.5
Total minimum payments required	773.5	98.4	871.9
Less: Sublease rentals under non-cancelable leases	24.9	—	24.9
Net minimum payments required	$748.6	$98.4	$847.0

Rent expense, net of sublease income, was $118.9 million for 2005, $79.4 million for 2004 and $71.8 million for 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees per contractual arrangements with certain customers. The Company has total outstanding letters of credit aggregating $320.3 million at December 31, 2005 and $208.2 million at December 31, 2004. These letters of credit may be drawn upon in the event of the Company's nonperformance.

Guarantees

In connection with the acquisition of Titan, the Company has assumed performance, bank debt and operating lease guarantees related to certain of Titan's discontinued operations that were divested or discontinued by Titan prior to L-3's acquisition of Titan. At December 31, 2005, the aggregate amount of the guarantees totaled $22.7 million, of which $13.6 million has been recognized as a liability in the preliminary purchase price allocation for the Titan acquisition. These guarantees will expire through 2015.

In connection with the Company’s acquisition of MAPPS (See Note 3), the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Training Service (ACTS) program. The Company has guaranteed 50% of the bank debt borrowed by FAST to finance its activities on the ACTS program. At December 31, 2005, the Company’s guarantee amounted to $44.3 million. The Company’s guarantee is expected to increase to approximately $62.0 million by the end of the construction period and will be released upon customer acceptance of all contract deliverables, which is expected to occur during 2010.

On August 29, 2005, the Company extended its two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2010 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28.0 million, or sell both properties on behalf of the lessor (the ‘‘Sale Option’’). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22.7 million for both properties, on or before the lease expiration date, and at the time both properties are sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $5.3 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent the reduction in the fair value of the properties are demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts of $22.7 million are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $6.7 million and no greater than $21.0 million. If the Company does not elect to purchase the simulator systems then on the date of expiration, the Company shall pay to the lessor, as additional rent, $2.6 million and return the simulator systems to the lessors.

U.S. Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government customers. The U.S.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding L-3’s Combat Survivor/Evador Locator (CSEL) program and the investigations at Titan at the time of the acquisition discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Environmental Matters

Management continually assesses the Company’s obligations with respect to applicable environmental protection laws, including those obligations assumed in connection with certain business acquisitions. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that, after considering amounts accrued there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company’s consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with certain business acquisitions, including those specified below. Furthermore, in certain business acquisitions the Company has assumed all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below, which remained outstanding after the acquisition. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. The Company believes that it has valid defenses with respect to legal matters and investigations pending against it; however, litigation is inherently unpredictable. It is possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC’s actions when it became aware of the suppliers' potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court will be stayed pending resolution of the appeals. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. A trial has been set to commence in April 2006. OSI has provided an expert report that calculated OSI’s damages in the case of approximately $49.0 million not including punitive damages and interest. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Bashkiriam Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens. It has been communicated to the Company that the plaintiffs are considering bringing an action in the Spanish court system to proceed with this matter.

Lockheed Martin P-3 Data.    On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the United States District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems’ pursuit of the Republic of Korea’s P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. The Company believes that the claims asserted by Lockheed in its suit are without merit and intends to defend against the Lockheed claims vigorously.

Other Legal Matters.   The Company has undertaken a review of certain compliance matters and payments relating to an assumed contract being performed by a recently acquired business. Based on the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preliminary findings, the Company believes that such matters, substantially all of which occurred prior to the Company's acquisition of the business, were not in accordance with the terms of the contract. While the Company and its outside counsel have not concluded their review, the Company believes that any liability that may arise out of this matter should not exceed the amounts reserved and which should be the obligation of the seller of the business under the provisions of the purchase agreement relating to that transaction.

Legal Matters Pertaining to the Titan Acquired Businesses

Foreign Corrupt Practices Act Investigation.    During the first quarter of 2004, Titan learned of allegations that improper payments under the FCPA had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations, which were identified as part of internal reviews conducted by Titan and Lockheed in connection with their failed merger, were reported at that time to the government. Titan’s Board of Directors established a committee of the Board to oversee Titan’s internal review of these matters. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan’s international consultants were made in violation of applicable law, particularly the FCPA. In addition, the Department of Justice (DoJ) initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Internal Revenue Code of 1986, as amended.

On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC’s allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return.

In connection with the FCPA settlement, Titan made total payments of $28.5 million, including a DoJ-recommended fine of $13.0 million and payments to the SEC of $15.5 million. A federal judge also imposed a three-year term of supervised probation. As part of these agreements, Titan agreed to: (1) implement a best-practices compliance program designed to detect and deter future violations of the FCPA; and (2) retain an independent consultant to review its policies and procedures with respect to FCPA compliance and to adopt the consultant’s recommendations. If Titan fails to comply with its sentence or the consent to entry of a final judgment, it could be subject to additional criminal and civil fines or penalties and limitations on its ability to enter into or perform under U.S. Government contracts, which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Titan has made voluntary disclosures to the U.S. Department of State of suspected violations of law discovered in the course of Titan’s internal FCPA investigation. The voluntary disclosures have not yet been resolved and may result in the assessment of fines or penalties against Titan. Further, as a result of Titan’s plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan’s privilege to export products or services under existing export licensing exemptions has been suspended, including the exemption permitting exports to the U.S. Department of Defense overseas. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses or exemptions, for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages. The Company does not know when, or if, Titan will be able to obtain relief from the licensing ineligibility rule, or for any further export license suspensions.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. Government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan’s compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment. The Justice Department is continuing its investigation of individuals involved in these matters.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense relating to the FCPA investigations and related class action and derivative litigation, subject to each individual undertaking to repay the costs of defense if it is ultimately determined that any such individual is not entitled to be indemnified by Titan.

Stockholder and Derivative Actions.    Titan and its officers and directors were subject to several lawsuits arising out of the FCPA settlement and the failed merger with Lockheed Martin Corporation.

In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), was a consolidated putative class action filed before the U.S. District Court for the Southern District of California (the Federal Securities Action). The complaint alleged, among other things, that Titan and its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan’s international operations, thereby artificially inflating the trading price of Titan’s common stock. On July 18, 2005, an amended complaint in the securities action was filed that, among other things, added the claims that were previously pled in the ‘‘Holder Actions’’ described in the next paragraph. The Federal Securities Action and the Holder Actions are referred to collectively as the ‘‘Securities Action.’’

Certain Titan officers were also parties to putative class action complaints filed in the Superior Court for the State of California in and for San Diego County (the Holder Actions). These cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. These actions purported to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The Holder Actions alleged, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan’s alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials.

Titan’s directors and certain Titan officers, with Titan as a nominal defendant, were also party to Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County; and Madnick v. Gene Ray, et al., No. 1215-N, which was filed in the Delaware Court of Chancery, New Castle County (the Derivative Actions). The Derivative Actions purported to be brought for the benefit of the nominal defendant, Titan, and alleged that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented the alleged FCPA violations or would have detected the alleged FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to the work performed by foreign nationals, and the loss of contracts with the government. On June 3, 2005, an amended complaint was filed in the Ridgeway action which added, among other things, a claim alleging that Titan’s directors breached their fiduciary duty in

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with their approval of the merger with the Company. The Company was named as a defendant in the Ridgeway action for allegedly aiding and abetting this alleged breach of fiduciary duty.

On June 6, 2005, a putative class action, Gentsch v. Titan Corp. et al., No. GIC 848598, was filed in Superior Court for the State of California against Titan and its board of directors challenging the merger between Titan and the Company.

Concurrently with entering into the merger agreement for the Titan acquisition, two memoranda of understanding were executed. First, the defendants in the Securities Action, including Titan and certain of its directors and officers, entered into a memorandum of understanding (the Securities MOU) with plaintiffs in the Federal Securities Action and Holder Actions. Pursuant to the Securities MOU, plaintiffs and their counsel will receive $61.5 million. Second, the defendants in the Derivative Actions, including Titan and certain of its directors and officers and the Company, entered into a separate memorandum of understanding (the Derivative MOU) with plaintiffs in the Derivative Actions. As a result of negotiations with the plaintiffs in the Derivative Actions, the Company agreed, among other things, to increase the purchase price for Titan’s common stock to $23.10 per share and reduced the termination fee potentially payable by Titan. Pursuant to the Derivative MOU, the Company has agreed to pay any plaintiff attorneys’ fees awarded by the Delaware Court of Chancery up to $5.9 million. These liabilities, amounting to $67.4 million, were previously recognized by Titan as a current liability prior to the Titan acquisition (see Note 4).

After the completion of confirmatory discovery, including the review by plaintiffs’ counsel of certain documents of Titan and the Company and the taking of several depositions, the parties executed stipulations of settlement (i.e., the Securities Settlement and the Derivative Settlement) on July 22, 2005. The Derivative Settlement that was executed included the settlement of the Gentsch matter. The Securities Settlement was approved on December 19, 2005 and the Derivative Settlement was approved on November 2, 2005. Both settlements were paid in 2005.

SureBeam Related Litigations.     In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

Titan, certain corporate officers of SureBeam, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam’s March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR) in the U.S. District Court for the Southern District of California. The consolidated action seeks an unspecified amount of damages and alleges that each of the defendants, including Titan, as a ‘‘control person’’ of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam’s initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made therein not misleading. The consolidated action further alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. A settlement of this matter has been reached for $32.8 million, which will be funded by Titan’s insurers. Settlement documents are in the process of being prepared. This settlement was a Titan pre-acquisition contingency and has been accounted for in the purchase price allocation.

On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. The bankruptcy trustee’s complaint raises claims of breach of fiduciary duties, gross mismanagement, abuse of corporate control, waste of corporate assets, breach of the duty of loyalty, unjust enrichment, breach of fiduciary duties for insider trading and violation of the California Corporation Code. The Company has agreed to settle the trustee claim for $5 million and is working to finalize the settlement. This settlement was a Titan pre-acquisition contingency and has been accounted for in the purchase price allocation.

Government Investigations.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and three Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration (NASA) seeking certain records relating to billing for labor services in connection with its contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration (GSA) seeking similar records relating to billing for labor categories in connection with contracts with GSA. In response to these subpoenas, Titan has provided documents relating to billing for labor services in connection with government contracts. Titan has been informed by NASA that the NASA investigation is closed. The GSA investigation is focused on employees at a Titan facility who are alleged to have obtained degrees from unaccredited institutions over the internet to increase their labor category and bill the government at a higher rate. However, the relevant contracts may allow experience as an alternative to education requirements. The Company is conducting an internal investigation into this matter and will continue to cooperate fully with the GSA investigation.

These investigations are ongoing, and we are unable to predict their outcome at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Titan Legal Proceedings.     Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. The Company intends to defend these lawsuits vigorously.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless’s wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, No. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. On July 11, 2005, the court granted in part, dismissing all claims involving fraud or tortious interference with contractual and business relationships, and denied in part Titan’s motion for summary judgment. The Company intends to defend its position vigorously.

On March 14, 2005, Makram Majid Chams, a former consultant of Titan filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan’s publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. The Company intends to defend its position vigorously.

15.    Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant’s compensation and/or years of service. The Company’s funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in listed stocks, mutual funds, bonds, U.S. Government obligations and U.S. Government agency obligations.

The Company also provides postretirement medical and life insurance benefits for retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company’s pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

The following table summarizes the aggregate balance sheet impact, as well as the benefit obligations, assets and funded status for all of the Company’s pension and postretirement benefit plans. The Company uses a November 30 measurement date to calculate its end of year (December 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Pension Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
Change in benefit obligation:	(in millions)
Benefit obligation at the beginning of the year	$1,131.6	$902.1	$142.1	$141.2
Service cost	74.6	55.0	5.0	4.3
Interest cost	75.6	55.1	8.7	8.1
Participants’ contributions	2.2	1.1	2.2	1.7
Amendments	12.3	4.9	(13.1)	(3.8)
Actuarial loss	68.5	62.2	9.0	0.9
Actuarial gain due to Medicare subsidy	—	—	—	(4.7)
Obligations assumed in connection with business acquisitions	135.6	92.8	28.1	0.8
Settlement	—	(16.9)	—	—
Foreign currency exchange rate changes	6.5	6.1	0.9	1.4
Benefits paid	(40.6)	(30.8)	(8.7)	(7.8)
Benefit obligation at the end of the year	$1,466.3	$1,131.6	$174.2	$142.1
Change in plan assets:
Fair value of plan assets at beginning of the year	$734.6	$561.8	$17.2	$8.7
Actual return on plan assets	85.0	56.8	1.3	0.9
Assets acquired in connection with business acquisitions	128.3	96.2	—	—
Employer contributions	113.7	60.9	11.4	13.7
Participants’ contributions	2.2	1.1	2.2	1.7
Settlement	—	(16.9)	—	—
Foreign currency exchange rate changes	6.5	5.5	—	—
Benefits paid	(40.6)	(30.8)	(8.7)	(7.8)
Fair value of plan assets at the end of the year	$1,029.7	$734.6	$23.4	$17.2
Reconciliation of funded status to net amount recognized:
Funded status of the plans	$(436.6)	$(397.0)	$(150.8)	$(124.9)
Unrecognized actuarial loss	315.4	267.6	13.5	4.0
Unrecognized prior service cost	23.0	13.5	(23.5)	(14.4)
Net amount recognized	$(98.2)	$(115.9)	$(160.8)	$(135.3)
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(274.8)	$(273.8)	$(160.8)	$(135.3)
Prepaid benefit cost (included in Other Assets)	22.9	19.9	—	—
Intangible asset (included in Other Assets)	21.2	14.1	—	—
Accumulated other comprehensive loss	132.5	123.9	—	—
Net amount recognized	$(98.2)	$(115.9)	$(160.8)	$(135.3)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans combined was $1,193.0 million at year end 2005 and $909.2 million at year end 2004. The table below presents the aggregate ABO and fair value of plan assets for those pension plans with ABO in excess of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

the fair value of plan assets at year end 2005 and 2004.

	Pension Plans
	2005	2004
	(in millions)
Accumulated benefit obligation	$912.3	$797.8
Fair value of plan assets	667.7	585.6

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2005 and 2004.

	Pension Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
Benefit obligations:
Discount rate	5.75%	6.00%	5.50%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2005, 2004 and 2003.

	Pension Plans			Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:	(in millions)
Service cost	$74.6	$55.0	$45.9	$5.0	$4.3	$3.8
Interest cost	75.6	55.1	49.8	8.7	8.1	7.8
Amortization of prior service cost	2.6	1.1	0.6	(3.9)	(2.9)	(2.3)
Expected return on plan assets	(77.4)	(51.2)	(39.4)	(1.3)	(1.1)	(0.2)
Recognized actuarial (gain) loss	13.6	11.6	13.6	(0.3)	0.2	(0.7)
Recognition due to settlement	0.2	3.2	—	(0.1)	—	(0.2)
Net periodic benefit cost	$89.2	$74.8	$70.5	$8.1	$8.6	$8.2

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003.

	Pension Plans				Postretirement Benefit Plans
	2005		2004	2003	2005	2004	2003
Net periodic benefit cost:
Discount rate	6.00%		6.25%	6.75%	6.00%	6.25%	6.75%
Expected long-term return on plan assets	9.00	%(1)	9.00%	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.50%		4.50%	4.50%	4.50%	4.50%	4.50%

(1)	The expected long-term return on $190.9 million of plan assets at December 31, 2005 for Canadian based plans is 7.5%. The net periodic benefit cost for these plans is approximately 4.0% of the consolidated net periodic benefit cost for the year ended December 31, 2005.

The expected long-term return on plan asset assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 10.25% in 2006 and is assumed to gradually decrease to a rate of 5.0% in 2012 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $0.7 million and the postretirement medical obligations by $9.7 million. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $1.0 million and the postretirement medical obligations by $11.5 million.

Plan Assets.    The Company’s Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans’ assets. These policies and strategies are: (1) invest assets of the plans in a manner consistent with the fiduciary standards of ERISA; (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

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

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans’ assets at December 31, 2005, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at year-end 2005 and 2004, by asset category.

	U.S.				Non-U.S.(1)
Asset Category	Range		2005	2004	Range		2005	2004
Domestic equity	40% – 60%		54%	53%	15	% - 40%	41%	37%
International equity	5	% – 15%	7	8	20	% – 40%	16%	16%
Fixed income securities	20	% – 40%	19	23	30	% – 55%	20	24
Real estate securities	5	% – 15%	7	9	—		—	—
Other, primarily cash and cash equivalents	0	% – 20%	13	7	0	% – 15%	23	23
Total			100%	100%			100%	100%

(1)	Non-U.S. pension plans represent the Company's participating Canadian subsidiaries. The plans' percentage asset allocation for certain business acquisitions includes a receivable due from the seller to fund the acquisition date pension obligations, which is included in other, primarily cash and cash equivalents, as well as amounts to be transferred to the Company that are invested by the seller in accordance with the seller's asset allocation guidelines, which are different from those of the Company.

Contributions.    For 2006, the Company currently expects to contribute cash of approximately $96.6 million to its pension plans and $11.5 million to its postretirement benefit plans.

Lockheed Martin Commitment.    In connection with the Company’s acquisition in 1997 of the ten business units from Lockheed Martin and the formation of the Company, the Company assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to the Company. Lockheed Martin also has provided the Pension Benefit Guaranty Corporation (PBGC) with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company’s pension plans for Communication Systems West and Aviation Recorders (the ‘‘Subject Plans’’). Upon the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but the Company would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. For the year ended December 31, 2005, the Company contributed $21.9 million to the Subject Plans. At December 31, 2005, the aggregate projected obligation was $241.3 million and the aggregate plan assets were $181.5 million for the Subject Plans. The Company believes it has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

Estimated Future Benefit Payments.    The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2006	$47.3	$8.8	$0.2
2007	52.7	9.8	0.3
2008	59.0	10.6	0.4
2009	65.9	11.5	0.5
2010	71.4	12.1	0.6
Years 2011-2015	464.9	66.9	5.0

Employee Savings Plans.    Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $81.6 million for 2005, $61.2 million for 2004 and $43.3 million for 2003.

16.    Supplemental Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Interest paid	$163.6	$138.2	$119.9
Income tax payments	79.8	41.1	24.4
Income tax refunds	4.6	4.1	7.1
Noncash transactions:
Income tax benefits from exercise of employee stock options	60.9	16.6	8.4
Common stock issued for business acquisition consideration	—	7.0	5.0
Conversion of 4% senior subordinated convertible contingent debt securities to L-3 Holdings’ common stock	—	419.8	—
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings’ common stock	—	298.2	1.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

17.    Segment Information

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) AM&M and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company’s measure of segment profitability.

The tables below present sales, operating income, total assets, capital expenditures and depreciation and amortization by reportable segment.

	C3ISR	Government Services	AM&M	Specialized Products	Corporate	Intersegment Eliminations	Consolidated Total
	(in millions)
2005
Sales	$2,198.1	$1,847.1	$2,290.1	$3,231.1	$—	$(121.7)	$9,444.7
Operating income	249.9	168.6	227.4	350.8	—	—	996.7
Total assets	2,517.7	2,106.9	1,734.3	4,514.9	$1,035.3	—	11,909.1
Capital expenditures	32.3	4.7	18.6	61.1	3.1	—	119.8
Depreciation and amortization	35.8	12.6	26.9	77.5	—	—	152.8
2004
Sales	$1,667.8	$1,081.1	$1,913.6	$2,313.1	$—	$(78.6)	$6,897.0
Operating income	218.0	124.1	186.1	220.4	—	—	748.6
Total assets	1,281.0	844.3	1,646.3	3,118.0	891.2	—	7,780.8
Capital expenditures	25.9	3.5	10.0	40.7	0.4	—	80.5
Depreciation and amortization	32.3	6.3	21.9	58.5	—	—	119.0
2003
Sales	$1,440.6	$842.4	$733.7	$2,117.3	$—	$(72.4)	$5,061.6
Operating income	172.9	100.7	100.7	206.7	—	—	581.0
Total assets	1,201.2	656.5	1,445.0	2,685.6	517.0	—	6,505.3
Capital expenditures	26.0	3.0	6.1	47.5	0.3	—	82.9
Depreciation and amortization	29.2	6.2	11.5	48.5	—	—	95.4

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, is summarized in the table below.

	Year Ended December 31,
	2005	2004	2003
	(in millions)
U.S.	$8,189.8	$5,993.7	$4,208.3
Foreign:
Canada	334.5	234.9	127.9
United Kingdom	158.6	112.8	158.8
South Korea	95.5	22.3	30.0
New Zealand	89.9	4.2	0.3
Germany	74.0	56.3	60.8
Australia	48.6	71.9	52.0
Other	453.8	400.9	423.5
Total foreign	1,254.9	903.3	853.3
Consolidated	$9,444.7	$6,897.0	$5,061.6

Sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2005	2004	2003
	(in millions)
U.S. Government agencies(1)	$7,542.2	$5,538.8	$3,843.0
Allied foreign governments(1)	756.3	581.3	506.5
Commercial export	498.6	322.0	346.8
Other (principally U.S. commercial)	647.6	454.9	365.3
Consolidated	$9,444.7	$6,897.0	$5,061.6

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate customer for which the Company is a subcontractor.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s sales by product and services are summarized in the table below.

	Year Ended December 31,
	2005	2004	2003
Products:	(in millions)
Secure communications	$938.9	$861.7	$740.5
ISR systems	914.1	826.7	714.6
Training devices and motion simulators	449.2	372.0	324.6
Electron, power and microwave products	418.2	251.7	240.3
Power and control systems	415.0	276.2	243.0
Aviation products	321.6	305.4	224.9
Security and detection systems	297.2	236.0	253.1
Telemetry and radio frequency products	251.1	222.1	214.1
Integrated sensor systems and technologies	190.7	142.2	103.3
Display systems	157.1	128.3	127.7
Electro-optic / infrared components and technology	153.6	10.0	—
Guidance and navigation systems	148.7	148.5	168.7
Combat vehicle propulsion systems	137.8	—	—
Sonar and undersea systems	120.3	101.0	111.4
Precision guidance and munitions	104.6	111.2	103.2
Other	60.4	—	—
Subtotal products	5,078.5	3,993.0	3,569.4
Services:
Engineering and technical support services	1,181.9	994.2	833.9
Base support operations	1,061.3	875.4	262.3
Aircraft upgrades and modifications	686.2	505.1	431.6
Aircraft support services	555.8	540.5	39.8
C3ISR support services	381.8	—	—
Information technology solutions	285.0	111.7	39.4
Intelligence support and operations services	246.7	7.2	2.9
Aviation and maritime services	174.0	—	—
Subtotal services	4,572.7	3,034.1	1,609.9
Intercompany eliminations	(206.5)	(130.1)	(117.7)
Consolidated	$9,444.7	$6,897.0	$5,061.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

18.    Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2005 and 2004 is presented in the table below. The Company's unaudited quarterly results of operations are impacted significantly by our business acquisitions. See Note 3.

	March 31	June 30	September 30	December 31
2005	(in millions, except per share data)
Sales	$1,962.5	$2,075.6	$2,506.4	$2,900.2
Operating income	199.2	224.9	266.5	306.1
Net income	102.4	119.4	135.3	151.4
Basic EPS	0.88	1.00	1.13	1.26
Diluted EPS	0.86	0.99	1.11	1.24
2004
Sales	$1,521.6	$1,680.0	$1,784.2	$1,911.2
Operating income	151.6	178.1	199.4	219.5
Net income	72.0	88.1	102.5	119.3
Basic EPS	0.69	0.83	0.96	1.05
Diluted EPS	0.65	0.78	0.89	1.01

19.    Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock and additional paid-in capital, are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2005.

	L-3 Communications Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Total
	(in millions)
Balance at December 31, 2002	100	$—	$1,795.0	$1,795.0
Contributions from L-3 Holdings	—	—	98.5	98.5
Balance at December 31, 2003	100	—	1,893.5	1,893.5
Contributions from L-3 Holdings	—	—	887.0	887.0
Balance at December 31, 2004	100	—	2,780.5	2,780.5
Contributions from L-3 Holdings	—	—	260.3	260.3
Balance at December 31, 2005	100	$—	$3,040.8	$3,040.8

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings employee stock options, and related tax benefits, and (iii) L-3 Holdings common stock contributed to the Company’s savings plans are contributed to L-3 Communications. L-3 Holding common stock issued to holders of the Convertible Notes and CODES who converted such notes were also contributed to L-3 Communications. See Notes 2 and 8.

The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the ‘‘Guarantor Subsidiaries’’). See Note 8. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the ‘‘Non-Guarantor Subsidiaries’’) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.

The following condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications, (ii) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:			(in millions)
At December 31, 2005:
Current Assets:
Cash and cash equivalents	$—	$358.2	$4.7	$100.7	$(69.7)	$393.9
Contracts in process	—	647.3	1,877.7	379.4	—	2,904.4
Other current assets	—	274.3	58.7	12.2	—	345.2
Total current assets	—	1,279.8	1,941.1	492.3	(69.7)	3,643.5
Goodwill	—	1,051.6	5,170.4	677.8	—	6,899.8
Other assets	17.5	383.7	856.0	126.1	(17.5)	1,365.8
Investment in and amounts due from consolidated subsidiaries	5,173.2	7,490.0	1,186.8	58.4	(13,908.4)	—
Total assets	$5,190.7	$10,205.1	$9,154.3	$1,354.6	$(13,995.6)	$11,909.1
Current liabilities	$—	$603.9	$978.4	$341.7	$(69.7)	$1,854.3
Other long-term liabilities	—	477.0	324.6	47.8	—	849.4
Long-term debt	700.0	4,633.5	—	—	(700.0)	4,633.5
Minority interests	—	—	—	81.2	—	81.2
Shareholders’ equity	4,490.7	4,490.7	7,851.3	883.9	(13,225.9)	4,490.7
Total liabilities and shareholders’ equity	$5,190.7	$10,205.1	$9,154.3	$1,354.6	$(13,995.6)	$11,909.1
At December 31, 2004:
Current assets:
Cash and cash equivalents	$—	$643.2	$6.7	$55.4	$(51.9)	$653.4
Contracts in process	—	591.0	1,111.2	276.8	—	1,979.0
Other current assets	—	127.5	39.4	9.0	—	175.9
Total current assets	—	1,361.7	1,157.3	341.2	(51.9)	2,808.3
Goodwill	—	885.2	2,709.7	459.9	—	4,054.8
Other assets	—	307.9	492.4	117.4	—	917.7
Investment in and amounts due from consolidated subsidiaries	3,799.8	4,259.2	831.0	40.0	(8,930.0)	—
Total assets	$3,799.8	$6,814.0	$5,190.4	$958.5	$(8,981.9)	$7,780.8
Current liabilities	$—	$495.1	$541.4	$191.2	$(51.9)	$1,175.8
Other long-term liabilities	—	329.3	182.7	25.9	—	537.9
Long-term debt	—	2,189.8	—	—	—	2,189.8
Minority interests	—	—	—	77.5	—	77.5
Shareholders’ equity	3,799.8	3,799.8	4,466.3	663.9	(8,930.0)	3,799.8
Total liabilities and shareholders’ equity	$3,799.8	$6,814.0	$5,190.4	$958.5	$(8,981.9)	$7,780.8

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:			(in millions)
For the year ended December 31, 2005:
Sales	$—	$2,476.4	$5,887.8	$1,105.2	$(24.7)	$9,444.7
Cost and expenses	—	2,143.6	5,330.6	998.5	(24.7)	8,448.0
Operating income	—	332.8	557.2	106.7	—	996.7
Other expense (income), net	—	(16.0)	(0.9)	(2.1)	13.5	(5.5)
Interest expense	10.1	202.6	1.6	13.5	(23.6)	204.2
Minority interests in net income of consolidated subsidiaries	—	—	—	9.7	—	9.7
Income before income taxes	(10.1)	146.2	556.5	85.6	10.1	788.3
Provision (benefit) for income taxes	(3.6)	51.9	197.5	30.4	3.6	279.8
Equity in net income of consolidated subsidiaries	515.0	414.2	—	—	(929.2)	—
Net income	$508.5	$508.5	$359.0	$55.2	$(922.7)	$508.5
For the year ended December 31, 2004:
Sales	$—	$2,038.7	$4,051.8	$834.2	$(27.7)	$6,897.0
Cost and expenses	—	1,782.1	3,651.4	742.6	(27.7)	6,148.4
Operating income	—	256.6	400.4	91.6	—	748.6
Other expense (income), net	—	(20.1)	0.9	(0.8)	12.7	(7.3)
Interest expense	15.0	143.9	0.6	13.5	(27.7)	145.3
Minority interests in net income of consolidated subsidiaries	—	—	—	8.9	—	8.9
Loss on retirement of debt	—	5.0	—	—	—	5.0
Income before income taxes	(15.0)	127.8	398.9	70.0	15.0	596.7
Provision (benefit) for income taxes	(5.4)	46.0	143.6	25.2	5.4	214.8
Equity in net income of consolidated subsidiaries	391.5	300.1	—	—	(691.6)	—
Net income	$381.9	$381.9	$255.3	$44.8	$(682.0)	$381.9
For the year ended December 31, 2003:
Sales	$—	$1,918.3	$2,715.5	$445.5	$(17.7)	$5,061.6
Cost and expenses	—	1,636.0	2,464.5	397.8	(17.7)	4,480.6
Operating income	—	282.3	251.0	47.7	—	581.0
Other expense (income), net	—	(9.6)	0.1	0.8	8.5	(0.2)
Interest expense	34.1	131.8	0.5	8.9	(42.6)	132.7
Minority interests in net income of consolidated subsidiaries	—	—	—	3.5	—	3.5
Loss on retirement of debt	—	11.2	—	—	—	11.2
Income before income taxes	(34.1)	148.9	250.4	34.5	34.1	433.8
Provision (benefit) for income taxes	(12.3)	53.6	90.1	12.4	12.4	156.2
Equity in net income of consolidated subsidiaries	299.4	182.3	—	—	(481.7)	—
Net income	$277.6	$277.6	$160.3	$22.1	$(460.0)	$277.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:			(in millions)
For the year ended December 31, 2005:
Operating activities:
Net cash from operating activities	$—	$287.5	$460.8	$116.3	$(17.8)	$846.8
Investing activities:
Business acquisitions, net of cash acquired	—	(3,434.8)	—	—	—	(3,434.8)
Other investing activities	(260.4)	(38.8)	(61.3)	(12.4)	260.4	(112.5)
Net cash used in investing activities	(260.4)	(3,473.6)	(61.3)	(12.4)	260.4	(3,547.3)
Financing activities:
Proceeds from sale of senior subordinated notes	700.0	990.9	—	—	—	1,690.9
Borrowings under term loan facility	—	750.0	—	—	—	750.0
Other financing activities, net	(439.6)	1,160.3	(401.5)	(58.7)	(260.4)	0.1
Net cash from financing activities	260.4	2,901.2	(401.5)	(58.7)	(260.4)	2,441.0
Net increase (decrease) in cash	—	(284.9)	(2.0)	45.2	(17.8)	(259.5)
Cash and cash equivalents, beginning of the year	—	643.1	6.7	55.5	(51.9)	653.4
Cash and cash equivalents, end of the year	$—	$358.2	$4.7	$100.7	$(69.7)	$393.9
For the year ended December 31, 2004:
Operating activities:
Net cash from operating activities	$—	$219.0	$312.3	$89.9	$(.5)	$620.7
Investing activities:
Business acquisitions, net of cash acquired	—	(473.4)	—	—	—	(473.4)
Other investing activities	(164.2)	(36.9)	(38.7)	(6.5)	164.2	(82.1)
Net cash used in investing activities	(164.2)	(510.3)	(38.7)	(6.5)	164.2	(555.5)
Financing activities:
Proceeds from sale of senior subordinated notes	—	650.0	—	—	—	650.0
Redemption of senior subordinated notes	—	(205.8)	—	—	—	(205.8)
Other financing activities, net	164.2	334.8	(277.0)	(48.7)	(164.2)	9.1
Net cash from financing activities	164.2	779.0	(277.0)	(48.7)	(164.2)	453.3
Net increase (decrease) in cash	—	487.7	(3.4)	34.7	(.5)	518.5
Cash and cash equivalents, beginning of the year	—	155.4	10.1	20.8	(51.4)	134.9
Cash and cash equivalents, end of the year	$—	$643.1	$6.7	$55.5	$(51.9)	$653.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
For the year ended December 31, 2003:			(in millions)
Operating activities:
Net cash from operating activities	$—	$219.9	$266.9	$(4.5)	$(26.2)	$456.1
Investing activities:
Business acquisitions, net of cash acquired	—	(1,014.4)	—	—	—	(1,014.4)
Other investing activities	(98.5)	(39.8)	(23.5)	(10.4)	98.5	(73.7)
Net cash used in investing activities	(98.5)	(1,054.2)	(23.5)	(10.4)	98.5	(1,088.1)
Financing activities:
Proceeds from sale of senior subordinated notes	—	790.8	—	—	—	790.8
Borrowings under term loan facility	—	(187.7)	—	—	—	(187.7)
Other financing activities, net	98.5	260.2	(251.2)	19.9	(98.5)	28.9
Net cash from financing activities	98.5	863.3	(251.2)	19.9	(98.5)	632.0
Net increase (decrease) in cash	—	29.0	(7.8)	5.0	(26.2)	—
Cash and cash equivalents, beginning of the year	—	126.4	17.9	15.8	(25.2)	134.9
Cash and cash equivalents, end of the year	$—	$155.4	$10.1	$20.8	$(51.4)	$134.9