Form 10-Q
period 2006-06-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2006-08-09
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(212) 697-1111

(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                   Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).      Yes       No

There were 123,030,506 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 28, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended June 30, 2006

		Page No.
PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2006 and June 30, 2005	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and June 30, 2005	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	62
ITEM 4.	Controls and Procedures	62
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	63
ITEM 1A.	Risk Factors	63
ITEM 4.	Submission of Matters to a Vote of Security Holders	63
ITEM 5.	Other Information	64
ITEM 6.	Exhibits	64

Signature	65

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$184.2	$393.9
Contracts in process	3,284.6	2,904.4
Deferred income taxes	305.6	230.6
Other current assets	112.5	114.6
Total current assets	3,886.9	3,643.5
Property, plant and equipment, net	705.5	657.6
Goodwill	7,559.4	6,899.8
Identifiable intangible assets	471.5	412.8
Deferred debt issue costs	71.7	76.6
Other assets	180.7	218.8
Total assets	$12,875.7	$11,909.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$521.5	$476.1
Accrued employment costs	515.2	467.7
Accrued expenses	238.6	172.0
Billings in excess of costs and estimated profits	230.3	214.0
Customer advances	137.3	97.2
Income taxes	110.6	69.2
Other current liabilities	513.7	358.1
Total current liabilities	2,267.2	1,854.3
Pension and postretirement benefits	515.6	435.6
Deferred income taxes	225.4	119.1
Other liabilities	260.9	294.7
Long-term debt	4,702.2	4,633.5
Total liabilities	7,971.3	7,337.2
Commitments and contingencies (see Note 13)
Minority interests	82.7	81.2
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 122,415,648 shares in 2006 and 120,372,394 shares in 2005 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,210.7	3,040.8
Retained earnings	1,688.0	1,545.0
Unearned compensation	—	(17.9)
Accumulated other comprehensive loss	(77.0)	(77.2)
Total shareholders’ equity	4,821.7	4,490.7
Total liabilities and shareholders’ equity	$12,875.7	$11,909.1

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended June 30,
	2006	2005
Sales:
Contracts, primarily U.S. Government	$2,781.6	$1,859.4
Commercial, primarily products	301.8	216.2
Total sales	3,083.4	2,075.6
Costs and expenses:
Contracts, primarily U.S. Government	2,496.3	1,649.9
Commercial, primarily products:
Cost of sales	197.4	140.3
Selling, general and administrative expenses	54.1	41.4
Research and development expenses	19.0	19.1
Total costs and expenses	2,766.8	1,850.7
Litigation charge	129.0	—
Stock-based charge	39.2	—
Operating income	148.4	224.9
Interest and other (income) expense, net	(2.0)	(2.9)
Interest expense	72.9	38.5
Minority interests in net income of consolidated subsidiaries	2.5	2.2
Income before income taxes	75.0	187.1
Provision for income taxes	25.2	67.7
Net income	$49.8	$119.4
L-3 Holdings’ earnings per common share:
Basic	$0.41	$1.00
Diluted	$0.40	$0.99
L-3 Holdings’ weighted average common shares outstanding:
Basic	122.1	118.8
Diluted	124.1	121.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Six Months Ended June 30,
	2006	2005
Sales:
Contracts, primarily U.S. Government	$5,424.5	$3,609.5
Commercial, primarily products	562.7	428.6
Total sales	5,987.2	4,038.1
Costs and expenses:
Contracts, primarily U.S. Government	4,878.6	3,215.1
Commercial, primarily products:
Cost of sales	364.3	280.5
Selling, general and administrative expenses	102.1	84.9
Research and development expenses	37.2	33.5
Total costs and expenses	5,382.2	3,614.0
Litigation charge	129.0	—
Stock-based charge	39.2	—
Operating income	436.8	424.1
Interest and other (income) expense, net	(8.0)	(5.6)
Interest expense	144.8	76.6
Minority interests in net income of consolidated subsidiaries	4.9	5.4
Income before income taxes	295.1	347.7
Provision for income taxes	106.4	125.9
Net income	$188.7	$221.8
L-3 Holdings’ earnings per common share:
Basic	$1.55	$1.89
Diluted	$1.52	$1.84
L-3 Holdings’ weighted average common shares outstanding:
Basic	121.6	117.6
Diluted	123.8	120.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$188.7	$221.8
Depreciation	63.1	51.2
Amortization of intangibles and other assets	28.8	14.5
Deferred income tax provision	21.1	50.9
Stock-based employee compensation expense	22.2	2.1
Contributions to employee savings plans in L-3 Holdings’ common stock	57.7	33.7
Non-cash portion of stock-based charge	31.1	—
Minority interests in net income of consolidated subsidiaries	4.9	5.4
Amortization of deferred debt issue costs (included in interest expense)	5.1	2.8
Other non-cash items	(3.5)	(0.2)
Subtotal	419.2	382.2
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(206.7)	(173.0)
Other current assets	(2.8)	(18.5)
Other assets	22.7	(18.2)
Accounts payable, trade	11.9	9.8
Accrued employment costs	25.3	26.6
Accrued expenses	30.1	8.0
Billings in excess of costs and estimated profits	11.4	6.3
Customer advances	8.7	48.7
Income taxes	60.0	51.7
Excess income tax benefits related to share-based payment arrangements	(26.2)	—
Other current liabilities	127.0	8.4
Pension and postretirement benefits	30.1	25.1
Other liabilities	(40.3)	7.7
All other operating activities	4.3	(4.3)
Subtotal	55.5	(21.7)
Net cash from operating activities	474.7	360.5
Investing activities:
Business acquisitions, net of cash acquired	(724.3)	(586.3)
Capital expenditures	(67.9)	(44.5)
Dispositions of property, plant and equipment	1.7	0.7
Other investing activities	4.0	(3.0)
Net cash used in investing activities	(786.5)	(633.1)
Financing activities:
Borrowings under revolving credit facility	537.0	—
Repayment of borrowings under revolving credit facility	(469.0)	—
Debt issue costs	(0.3)	(4.2)
Cash dividends paid on L-3 Holdings’ common stock	(45.8)	(29.4)
Proceeds from exercise of stock options	29.2	52.5
Proceeds from employee stock purchase plan	29.9	21.0
Excess income tax benefits related to share-based payment arrangements	26.2	—
Distributions paid to minority interests	(1.8)	(3.7)
Other financing activities	(3.3)	(6.3)
Net cash from financing activities	102.1	29.9
Net decrease in cash and cash equivalents	(209.7)	(242.7)
Cash and cash equivalents, beginning of the period	393.9	653.4
Cash and cash equivalents, end of the period	$184.2	$410.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. L-3 is also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control and Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR); (2) Government Services; (3) Aircraft Modernization and Maintenance (AM&M); and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 16.

The C3ISR reportable segment provides products and services for the global ISR market, C3 systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, security systems, simulation devices, telemetry and navigation products, sensors and imaging products, aviation products, premium fuzing products, microwave components and information products.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2005, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Communications. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and, accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 18 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, stock-based employee compensation expense, recoverability, useful lives, and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

45, Long-Term Construction Type Contracts (ARB 45). Depending on the type of contract, sales are recognized based on: (1) a percentage-of-completion (PoC) method of accounting, (2) allowable costs incurred plus the estimated profit on those costs (cost-reimbursable), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material). Sales reported under ‘‘Contracts, primarily U.S. Government’’ also include certain sales from contracts with domestic and foreign commercial customers, which are within the scope of SOP 81-1 and ARB 45, and certain fixed-price, cost-reimbursable and time-and-material type contracts that require the Company to perform services that are not related to the production of tangible assets, which are recognized in accordance with SAB No. 104, Revenue Recognition (SAB 104).

Commercial, primarily products.  Sales and costs and expenses for the Company’s businesses whose customers are primarily commercial business enterprises are presented as ‘‘Commercial, primarily products.’’ Most of these revenue arrangements are recognized in accordance with SAB 104 and substantially all are single element arrangements. However, for revenue arrangements with characteristics similar to those described above under ‘‘Contracts, primarily U.S. Government’’ that are within the scope of SOP 81-1, ARB 43 or ARB 45, sales are recognized using a PoC method or the cost-reimbursable method.

3.     Review of Past Stock Option Granting Practices

In June 2006, the Company voluntarily initiated a review of its historical stock-based compensation award practices and related accounting treatment. The review has been completed and was conducted by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors.

The scope of the review included all stock-based awards granted by the Company from May 1998, when we completed our initial public offering, through the present, with a focus on the period from May 1998 through July 2003, when stock-based awards were generally approved by unanimous written consents of the Compensation Committee of the Board. Since July 2003, the Compensation Committee approved all stock-based compensation awards to employees, including officers, at Compensation Committee meetings and these approval/meeting dates for the stock option grants were correctly used as the accounting measurement date for the grant. In addition, the review focused on the exercises of stock options that may not be deductible under Section 162(m) of the Internal Revenue Code (Code) and on issues relating to amounts that may be considered deferred compensation under Section 409A of the Code.

The review found that from May 1998 through July 2003, the price of L-3 Holdings' stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. The Company has concluded that a number of the unanimous written consents may not have been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by the Company on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. The review also found that the accounting measurement dates used for stock option grants to one future employee

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

and employees of three acquired businesses were incorrectly the dates specified in the unanimous written consent and not the employee’s hire date or the acquisition dates, which occurred later.

Based on the review’s findings, in the 2006 second quarter, we recorded a charge of $39.2 million ($25.5 million after income taxes) pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter (the ‘‘Stock-Based Charge’’). This charge includes non-cash compensation expense of $31.1 million ($20.4 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also includes $8.1 million ($5.1 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year on the Company’s previously reported net income is presented in the table below.

Period	Net Income as Reported	Net Income if Adjusted	Decrease	% Decrease
	(in millions)
1998	$32.6	$32.3	$0.3	0.9%
1999	58.7	57.8	0.9	1.5
2000	82.7	81.7	1.0	1.2
2001	115.5	113.4	2.1	1.8
2002	178.1	173.1	5.0	2.8
2003	277.6	271.8	5.8	2.1
2004	381.9	377.5	4.4	1.2
2005	508.5	507.8	0.7	0.1
Q1 2006	138.9	138.7	0.2	0.1
Total	$1,774.5	$1,754.1	$20.4

In addition, the Stock-Based Charge reduced retained earnings as of June 30, 2006 by $25.5 million, and increased additional paid-in-capital by $20.4 million. The findings did not identify any compensation deductions related to the exercises of stock options that were improperly deducted on the Company’s tax returns in violation of Section 162(m) of the Code.

With respect to the portion of the Stock-Based Charge that relates to amounts that would be deferred compensation under Section 409A of the Code, the Company expects to modify stock options for employees who were issued stock options with an exercise price less than the fair market value on the date of grant that have vested after December 31, 2004 and are outstanding at June 30, 2006. L-3 expects that this modification will allow the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in exercise prices in cash during 2007. The Stock-Based Charge includes an estimated cost resulting from such modifications of approximately $3.6 million ($2.2 million after income taxes) that should have been recorded as a liability during 2005, which is not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, and are exercised during 2006 before the modification is made, the employees are subject to an incremental 20% income tax on the amount considered deferred compensation plus interest charges. The Company expects to pay the affected employees an amount equal to such incremental taxes and interest. The Stock-Based Charge includes such expected payments of approximately $2.3 million ($1.5 million after income taxes).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The Company does not believe that a restatement of our prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SAB No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected or that the aggregate Stock-Based Charge is not material to the expected results for the year ending December 31, 2006.

The review also determined that certain Form 4 securities filings (Statement of Changes in Beneficial Ownership) required under Section 16 of the Exchange Act were not made on behalf of executives and directors and in some cases, they were not filed accurately or on a timely basis.

Beginning in July 2006, the Compensation Committee determined that it would, subject to limited exceptions, grant stock-based compensation awards on pre-determined annual dates. The Company has implemented procedures and controls and has provided additional resources to ensure that reportable transactions under Section 16 of the Exchange Act are filed with the SEC on a timely basis. The Company also intends to continue to evaluate its compliance processes and evaluate the effectiveness of its controls to determine whether additional improvements should be made.

4.    Acquisitions

2006 Business Acquisitions

During the six months ended June 30, 2006, in separate transactions, the Company acquired ownership interests in ten businesses, for an aggregate purchase price of $725.1 million in cash, plus acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $653.0 million, of which $18.9 million was assigned to the C3ISR reportable segment, $125.3 million was assigned to the AM&M reportable segment and $508.8 million was assigned to the Specialized Products reportable segment. The goodwill from these business acquisitions is not expected to be deductible for income tax purposes. The 2006 business acquisitions were financed with a combination of cash on hand and revolving credit facility borrowings. The purchase price for each of these acquisitions, except for Medical Education Technologies, Inc. (METI) and Advanced Systems Architectures Ltd. (ASA), is subject to adjustment based on the closing date net assets or net working capital of the respective businesses acquired. In addition, in certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance or other performance conditions as discussed below. The Company completed the following business acquisitions during the six months ended June 30, 2006:

•	All of the outstanding stock of SAM Electronics GmbH (SAM) on January 31, 2006, for $180.4 million in cash, which includes a $30.4 million increase to the contractual purchase price for a preliminary purchase price adjustment based on SAM’s preliminary closing date net assets. SAM, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to shipyards (including commercial shipyards), shipping companies and international navies;

•	All of the outstanding stock of SafeView, Inc. (SafeView) on March 9, 2006, and CyTerra Corporation (CyTerra) on March 21, 2006, for an aggregate purchase price of $190.8 million in cash, plus additional consideration, not to exceed $35.1 million, which is contingent upon their financial performance for the years ending December 31, 2006 through 2008. Any such additional consideration will be accounted for as goodwill. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

•	Increased the Company’s ownership in METI on April 4, 2006 from approximately 47% to 80% for a purchase price of $10.6 million. METI is a supplier of human patient and surgical simulators, as well as related educational products;

•	All the outstanding stock of SSG Precision Optronics, Inc. (SSG) on June 1, 2006, for $67.9 million. SSG specializes in optics, telescopes and precision optical subsystems for government, military and commercial customers;

•	All of the outstanding stock of the Nautronix Defence Group (Nautronix) on June 1, 2006 for $69.0 million in cash, plus additional consideration, not to exceed $6.0 million, which is contingent upon certain contract awards to Nautronix through June 2, 2010. Any such additional consideration will be accounted for as goodwill. Nautronix is a leader in through-water communications, acoustic ranges and positioning technology;

•	All of the outstanding stock of Crestview Aerospace Corporation (CAC) on June 29, 2006 for $146.6 million in cash, part of which was used for the payoff of mortgages on facilities. CAC provides aircraft structures, major airframe assemblies and military aircraft modifications for leading prime contractors and original equipment manufacturers; and

•	All of the outstanding stock of ASA on January 25, 2006, TCS Design and Management Services, Incorporated (TCS) on January 26, 2006, and Magnet-Motor GmbH (Magnet-Motor) on March 20, 2006, for an aggregate purchase price of $59.8 million in cash, plus additional consideration, not to exceed $12.0 million, which is contingent upon the financial performance of ASA and TCS for the years ending December 31, 2006 and 2007. Any such additional consideration will be accounted for as goodwill.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed, in connection with the Company's business acquisitions that were completed during the six months ended June 30, 2006.

(in millions)
Cash and cash equivalents	$43.4
Contracts in process	179.0
Other current assets	22.1
Goodwill	653.0
Identifiable intangible assets	46.7
Property, plant and equipment	36.7
Other assets	2.0
Total assets acquired	982.9
Current liabilities	177.9
Other liabilities	74.9
Total liabilities assumed	252.8
Minority interests	1.1
Net assets acquired	$729.0

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of SAM, SafeView, CyTerra, ASA, TCS, Magnet-Motor, METI, SSG, Nautronix and CAC are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are in process. The Company expects to complete the purchase price allocations for these business acquisitions during 2006. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

2005 Business Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for approximately $2,742.1 million in cash, including the assumption of approximately $626.0 million of Titan’s debt, plus $42.0 million of acquisition costs. Concurrent with the Titan acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using approximately $384.3 million of cash on hand, $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes (see Note 8). Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs.

In addition, at the date of acquisition Titan had over 8,000 employees with U.S. Government security clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special access clearances that focus on communications, secure networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation. Employees with U.S. Government security clearances are necessary (i) to perform work under a substantial portion of Titan's existing contracts (revenue arrangements) and (ii) to compete for new classified contracts with the U.S. Government. Titan had approximately 12,500 employees at the date of acquisition.

The table below presents a summary of (1) the preliminary purchase price allocation for the Titan acquired assets and assumed liabilities as reported in the Company’s unaudited condensed consolidated financial statements as of September 30, 2005, (2) the changes made to the initial purchase price allocation during the nine month period ended June 30, 2006, and (3) the final purchase price allocation, which includes the results from the final appraisals and other valuations of fair value for the Titan acquired assets and assumed liabilities. As illustrated, the substantial majority of Titan's purchase price was allocated to goodwill. The primary factors that contributed to the recognition of Titan's goodwill are similar to those discussed in Note 6 under ‘‘Goodwill.’’

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Final	Preliminary	Change
	(in millions)
Cash and cash equivalents	$25.2	$25.2	—
Contracts in process	533.0	543.0	(10.0	)(a)
Current deferred income taxes	91.5	86.8	4.7	(b)
Other current assets	37.7	39.8	(2.1	)(c)
Goodwill	2,245.6	2,292.1	(46.5	)(d)
Identifiable intangible assets	240.1	225.0	15.1	(e)
Non-current deferred income taxes	13.6	—	13.6	(b)
Other assets	111.1	82.4	28.7	(f)
Total assets acquired	3,297.8	3,294.3	3.5
Current liabilities	374.7	345.6	29.1	(g)
Non-current deferred income taxes	—	49.6	(49.6	)(b)
Other liabilities	139.0	119.5	19.5	(h)
Total liabilities assumed	513.7	514.7	(1.0)
Net assets acquired(i)	$2,784.1	$2,779.6	$4.5

(a)	The reductions to contracts in process are primarily to reduce the value of unbilled contract costs, existing at the date of acquisition, which are related to previously completed contracts for which there is no remaining contract value or unsupportable contracts costs which cannot be invoiced to customers.

(b)	The adjustments to current and non-current deferred income taxes primarily represent final revisions to Titan's net operating loss carryforwards, the elimination of Titan's historical deferred taxes on goodwill and the deferred tax impact of changes to the final Titan acquisition date balance sheet.

(c)	The decrease to other current assets is primarily to reduce certain prepaid expenses related to employee travel advances, existing at the date of acquisition, for which there is no supporting documentation, and which cannot be invoiced to customers to be recovered.

(d)	The decrease to goodwill represents the effect of the final adjustments to the purchase price allocation. Goodwill in the amount of $956.6 million was assigned to the C3ISR reportable segment, $895.3 million to the Government Services reportable segment and $393.7 million to the Specialized Products reportable segment, and $108.6 million of the Titan goodwill is expected to be deductible for income tax purposes.

(e)	The increase to identifiable intangible assets is primarily due to an increase for customer contractual relationships and $8.0 million for favorable leasehold interests. The final estimates of fair values are based upon an independent valuation. Customer contractual relationships represent $224.0 million of the Titan identifiable intangible assets. We estimated the fair value of the customer contractual relationships utilizing the excess earnings method, which is a form of the income approach. This method is based on projecting revenues and expenses attributable to customer contractual relationships over their remaining economic lives, and then subtracting the required return on the contributory assets used in the business to generate such income, in order to attribute any residual ‘‘excess earnings’’ to the customer contractual relationships intangible assets. The estimated after-tax excess earnings (cash flows) are then discounted to their present value equivalents using a discount rate commensurate with the risk associated with the financial projections.

(f)	The increase in other assets is primarily related to a $27.8 million gross-up adjustment to separately recognize an asset for insurance recoveries for certain pre-acquisition securities claims, which were netted against other liabilities in the preliminary purchase price allocation (as discussed below). These claims and insurance recovery settled in the second quarter of 2006 at the amounts recorded.

(g)	The increase in current liabilities includes $9.0 million for the estimated fair value of a preacquisition contractual performance obligation with the U.S. Navy, $8.8 million for a preacquisition obligation for the indemnification of legal defense costs for former Titan directors and officers in certain ongoing investigations, and $6.3 million primarily for the current portion of unfavorable leasehold interests.

(h)	Other liabilities increased primarily due to the $27.8 million gross up adjustment for insurance recoveries (as discussed above), partially offset by $10.3 million in reduced litigation and environmental reserves.

(i)	Excludes additional purchase price, not to exceed $28.5 million, relating to a previous business acquisition made by Titan prior to its acquisition by L-3. The additional purchase price, if any, is contingent primarily upon the financial performance of International Systems L.L.C. for the years ending December 31, 2006 though 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The Titan identifiable intangible assets of $240.1 million are all subject to amortization and have a weighted-average useful life of approximately 28.5 years. The Titan identifiable intangible assets are comprised of customer contractual relationships of $224.0 million (30-year weighted-average useful life), technology of $8.1 million (5.8 year weighted-average useful life) and favorable leasehold interests of $8.0 million (9.5 year weighted-average useful life).

Other 2005 Business Acquisitions.    During 2005, in separate transactions, the Company acquired eleven businesses, excluding Titan. These transactions include acquisitions that are still subject to final purchase price allocations, including the acquisitions of Hitec O, EOTech Acquisition Corp., (EOTech) and Applied Signal and Image Technology, Inc. (ASIT), which were acquired for an aggregate purchase price of $79.7 million in cash, excluding acquisition costs, plus additional consideration, not to exceed $26.4 million in the aggregate, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2006 through 2008. Any such additional consideration will be accounted for as goodwill. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $71.1 million, of which $20.9 million was assigned to the C3ISR reportable segment, $4.1 million was assigned to the Government Services reportable segment and $46.1 million was assigned to the Specialized Products reportable segment. Goodwill of $19.4 million is expected to be deductible for income tax purposes. These business acquisitions were financed with cash on hand.

The purchase price for Hitec O is subject to adjustment based on the closing date net assets of the business acquired. The assets and liabilities recorded in connection with the purchase price allocation for the Hitec O, EOTech and ASIT acquisitions are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations during 2006. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

The Company has completed the purchase price allocations for InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc. and Joseph Sheairs Associates, Inc. The final purchase price allocations for these businesses did not have a material impact on the Company’s results of operations or financial position.

Aircraft Integration Systems Acquisition.    In connection with the Company’s acquisition of Aircraft Integration Systems (AIS) in March 2002, the purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163.0 million. In accordance with the asset purchase agreement, the Company and Raytheon engaged a neutral accountant to arbitrate the final purchase price. In January 2006, the arbitrator ruled that the final purchase price was $1,153.3 million, and accordingly, in January 2006, Raytheon paid L-3 $9.7 million, representing a reduction to the purchase price, plus interest income of $3.5 million. The reduction to the purchase price was recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the six months ended June 30, 2006 and the year ended December 31, 2005, assuming that the business acquisitions completed during these periods had occurred on January 1, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Three months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Pro forma sales	$3,126.7	$2,882.6	$6,121.7	$5,628.6
Pro forma net income	$48.8	$57.7	$186.3	$155.8
Pro forma diluted earnings per share	$0.39	$0.48	$1.50	$1.30

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2005.

The unaudited pro forma results include charges for costs related to Titan’s internal review and shareholder settlements related to the securities law class action and derivative action lawsuits, each arising out of Titan’s alleged violations of the Foreign Corrupt Practices Act (FCPA) (see Note 13 for a further discussion of Titan’s FCPA investigation). The unaudited pro forma results also include costs related to the acquisition of Titan by the Company. These charges, which were recorded by Titan prior to the July 2005 acquisition, amounted to approximately $74.3 million for the three months ended June 30, 2005 and $80.1 million for the six months ended June 30, 2005.

Other Transactions

On May 19, 2006, the Company increased its ownership percentage in Army Fleet Support (AFS) LLC from 80% to 90% for a purchase price of $10.8 million paid in cash.

On July 12, 2006, the Company acquired substantially all of the outstanding stock of TRL Electronics plc. The total cash consideration is approximately $176.2 million. On July 21, 2006, we entered into an agreement to acquire all of the outstanding stock of Nova Engineering, Inc (Nova). The proposed acquisition of Nova is subject to certain closing conditions, including approval of Nova's shareholders and is expected to close in September 2006.

5.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. Identifiable intangible assets related to contracts in process assumed by the Company in its business acquisitions and the underlying contractual customer relationships are separately recognized at the date of acquisition, and are discussed and presented in Note 6.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	June 30, 2006	December 31, 2005
	(in millions)
Billed receivables, net of allowances of $19.7 million and $19.6 million	$1,191.8	$1,071.2
Unbilled contract receivables, gross	1,560.3	1,414.1
Less: unliquidated progress payments	(250.5)	(235.6)
Unbilled contract receivables, net	1,309.8	1,178.5
Inventoried contract costs, gross	595.8	529.8
Less: unliquidated progress payments	(67.8)	(64.5)
Inventoried contract costs, net	528.0	465.3
Inventories at lower of cost or market	255.0	189.4
Total contracts in process	$3,284.6	$2,904.4

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company accounts for its G&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses, and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used to determine costs and expenses for ‘‘Contracts, primarily U.S. Government’’ for the periods presented. The cost data in the table below does not include the selling, general and administrative expenses and research and development expenses for the Company’s businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under the caption for costs and expenses for ‘‘Commercial, primarily products’’ and are expensed as incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$61.2	$49.3	$55.6	$43.7
Add: Amounts included in acquired inventoried contract costs	—	—	0.3	4.1
Contract costs incurred(1)	268.3	174.4	504.7	344.8
Less: Amounts charged to costs and expenses during the period	(267.2)	(173.8)	(498.3)	(342.7)
Amounts included in inventoried contract costs at end of the period	$62.3	$49.9	$62.3	$49.9

(1)	Incurred costs include IRAD and B&P costs of $63.2 million for the three months ended June 30, 2006, $40.7 million for the three months ended June 30, 2005, $117.9 million for the six months ended June 30, 2006 and $81.2 million for the six months ended June 30, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	June 30, 2006	December 31, 2005
	(in millions)
Raw materials, components and sub-assemblies	$98.4	$81.0
Work in process	103.6	54.1
Finished goods	53.0	54.3
Total	$255.0	$189.4

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with SFAS No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At June 30, 2006, the Company had approximately 62,000 employees, and the substantial majority of the sales generated by the Company's businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest identifiable intangible assets from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company's businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment and technology and intellectual property). Additionally, for a significant portion of its businesses, in particular the Titan businesses, the Company's ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for the Company's business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company's business acquisitions also includes the estimated value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

During the three months ended March 31, 2006, the Company completed its annual impairment test for the goodwill of each of the Company's reporting units. The annual impairment test resulted in no impairment losses.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at January 1, 2006	$1,719.6	$1,384.0	$1,013.6	$2,782.6	$6,899.8
Business acquisitions	24.3	(2.1)	130.3	507.1	659.6
Balance at June 30, 2006	$1,743.9	$1,381.9	$1,143.9	$3,289.7	$7,559.4

Goodwill increased by $659.6 million to $7,559.4 million at June 30, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $653.0 million for business acquisitions completed during the six months ended June 30, 2006, (ii) $3.4 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture (increasing the Company's ownership interest to 90%), and (iv) $4.8 million primarily for additional purchase price payments for certain business acquisitions completed prior to January 1, 2006, related to final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period. These increases to goodwill were partially reduced by $9.7 million relating to the favorable resolution of the AIS purchase price. See Note 4 for additional information regarding the Company’s business acquisitions.

Identifiable Intangible Assets.    The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for the Company's business acquisitions is customer contractual relationships. All of the Company's customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contract relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

		June 30, 2006			December 31, 2005
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in millions)
Identifiable intangible assets:
Customer contractual relationships	23.3	$465.5	$53.8	$411.7	$396.6	$35.6	$361.0
Technology	8.1	64.4	13.7	50.7	61.1	9.5	51.6
Other, primarily favorable leasehold interests	9.3	11.0	1.9	9.1	2.0	1.8	0.2
Total	21.4	$540.9	$69.4	$471.5	$459.7	$46.9	$412.8

The Company recorded amortization expense for its identifiable intangible assets of $10.9 million for the three months ended June 30, 2006 and $5.4 million for the three months ended June 30, 2005. The Company recorded amortization expense for its identifiable intangible assets of $22.5 million for the six months ended June 30, 2006 and $10.6 million for the six months ended June 30, 2005. Based on gross

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

carrying amounts at June 30, 2006, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2006 through 2010 are presented in the table below.

	Years Ending December 31,
	2006	2007	2008	2009	2010
	(in millions)
Estimated amortization expense	$36.0	$44.9	$42.1	$41.8	$43.2

7.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 30, 2006	December 31, 2005
Other Current Liabilities:	(in millions)
Accrued product warranty costs	$72.6	$61.8
Estimated cost in excess of estimated contract value to complete contracts in process in a loss position	72.0	76.6
Accrued interest	69.0	68.2
Aggregate purchase price payable for acquired businesses	4.0	36.8
Deferred revenues	13.8	15.0
Liabilities for pending and threatened litigation (see Note 13)	141.4	3.2
Other	140.9	96.5
Total other current liabilities	$513.7	$358.1

The table below presents the changes in the Company’s accrued product warranty costs.

	Six Months Ended June 30,
	2006	2005
Accrued product warranty costs:	(in millions)
Balance at January 1	$61.8	$49.8
Acquisitions during this period	13.6	2.0
Accruals for product warranties issued during the period	13.4	6.1
Accruals for product warranties existing before January 1(1)	1.5	0.8
Settlements made during the period	(17.7)	(8.4)
Balance at June 30	$72.6	$50.3

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2006 and January 1, 2005, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the components of other liabilities.

	June 30, 2006	December 31, 2005
Other Liabilities:	(in millions)
Non-current portion of net deferred gains from terminated interest rate swap agreements	$16.6	$18.2
Accrued workers compensation	31.5	25.8
Notes payable and capital lease obligations	10.1	10.5
Deferred compensation	63.0	59.0
Liabilities for pending and threatened litigation (see Note 13)	12.0	46.4
Other non-current liabilities	127.7	134.8
Total other liabilities	$260.9	$294.7

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 30, 2006	December 31, 2005
L-3 Communications:	(in millions)
Borrowings under Revolving Credit Facility(1)	$68.0	$—
Borrowings under Term Loan Facility maturing 2010	750.0	750.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	4,018.0	3,950.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,718.0	4,650.0
Less: Unamortized discounts	(15.8)	(16.5)
Carrying amount of long-term debt	$4,702.2	$4,633.5

(1)	The Company’s five-year revolving credit facility allows for total aggregate borrowings of up to $1.0 billion. At June 30, 2006, available borrowings under the revolving credit facility were $844.7 million after reductions for borrowings of $68.0 million and outstanding letters of credit of $87.3 million.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.    Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net income	$49.8	$119.4	$188.7	$221.8
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	3.5	(1.9)	4.0	(3.7)
Unrealized gains (losses) on hedging instruments(2)	(1.5)	0.7	(3.8)	2.9
Comprehensive income	$51.8	$118.2	$188.9	$221.0

(1)	Amounts are net of income taxes of $2.2 million and $1.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $2.6 million and $2.4 million for the six month periods ended June 30, 2006 and 2005, respectively.

(2)	Amounts are net of income taxes of $0.9 million and $0.4 million for the three month periods ended June 30, 2006 and 2005, respectively, and $2.4 million and $1.9 million for the six month periods ended June 30, 2006 and 2005, respectively.

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Minimum pension liability	Total accumulated other comprehensive income (loss)
	(in millions)
June 30, 2006
Balance at January 1, 2006	$2.1	$1.4	$(80.7)	$(77.2)
Period change	4.0	(3.8)	—	0.2
Balance at June 30, 2006	$6.1	$(2.4)	$(80.7)	$(77.0)
December 31, 2005
Balance at January 1, 2005	$4.1	$(1.3)	$(75.5)	$(72.7)
Period change	(2.0)	2.7	(5.2)	(4.5)
Balance at December 31, 2005	$2.1	$1.4	$(80.7)	$(77.2)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:	(in millions, except per share data)
Net income	$49.8	$119.4	$188.7	$221.8
Weighted average common shares outstanding	122.1	118.8	121.6	117.6
Basic earnings per share	$0.41	$1.00	$1.55	$1.89
Diluted:
Net income	$49.8	$119.4	$188.7	$221.8
Common and potential common shares:
Weighted average common shares outstanding	122.1	118.8	121.6	117.6
Assumed exercise of stock options	5.6	7.3	5.9	8.5
Unvested restricted stock awards	0.4	0.2	0.5	0.2
Employee stock purchase plan contributions	0.5	—	0.5	—
Assumed purchase of common shares for treasury	(4.5)	(5.3)	(4.7)	(6.0)
Common and potential common shares	124.1	121.0	123.8	120.3
Diluted earnings per share	$0.40	$0.99	$1.52	$1.84

The L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) had no impact on diluted EPS because the average market price of L-3 Holdings common stock for the period was less than the conversion price of $102.31. Excluded from the computations of diluted EPS are stock options to purchase L-3 Holdings common stock of 1.5 million shares for the three and six months ended June 30, 2006 and 0.6 million shares and 0.3 million shares, respectively, for the three and six months ended June 30, 2005, because they were anti-dilutive.

EPS for the three and six month periods ended June 30, 2006 were impacted by (1) a charge of $0.63 per diluted share for the jury verdict rendered against the Company in connection with litigation concerning a non-binding letter of intent with OSI Systems, Inc. (see Note 13), and (2) a charge of $0.21 per diluted share related to stock-based awards granted during the period from May 1998 to July 2003 (see Note 3).

11.    Employee Stock-based Compensation and Incentives

In June 2006, the Company voluntarily initiated a review of its historical stock-based compensation practices and related accounting treatment. See Note 3 for a discussion of the scope and findings of the review.

Adoption of SFAS 123R.    Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments. The provisions of SFAS 123R permit two alternative transition methods,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of which the Company selected the modified prospective method. Accordingly, the Company has expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated.

Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Additionally, prior to the adoption of SFAS 123R, the company presented all income tax benefits resulting from the exercise of stock options as a reduction of income taxes paid in net cash from operating activities on the consolidated statement of cash flows. SFAS 123R requires that the income tax deductions in excess of the compensation expense recognized (excess income tax benefits) be reported on the statement of consolidated cash flows as an element of net cash from financing activities. The consolidated statement of operations for the three months ended June 30, 2006 includes compensation expense of $10.8 million ($7.8 million after income taxes), which reduced basic and diluted EPS by $0.06. The consolidated statement of operations for the six months ended June 30, 2006 includes compensation expense of $22.2 million ($15.6 million after income taxes), which reduced basic and diluted EPS by $0.13. These amounts do not include the charge of $39.2 million ($25.5 million after income taxes) recorded in the three months ended June 30, 2006 pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter related to stock-based awards granted during the period from May 1998 to July 2003. See Note 3 for a discussion of this change.

SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB 25. Under APB 25, compensation expense for employee stock-based compensation was required to be recognized based on the excess, if any, of the fair value of L-3 Holdings’ common stock on the grant date over the amount an employee had to pay to acquire the stock. The Company historically did not recognize compensation expense for stock options prior to January 1, 2006. However, based on results of the recently completed review, the Company determined that its accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 for the scope and findings of the review of past stock option granting practices. In addition, prior to January 1, 2006, the Company’s Employee Stock Purchase Plan (ESPP) was considered non-compensatory under APB 25, and therefore, the Company did not recognize compensation expense in connection with the ESPP.

Stock-based Compensation Plans.    In 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights, restricted stock and other incentive awards. In 1998, the Company adopted the 1998 Directors Stock Option Plan (1998 Plan), which provides awards in the form of stock options to non-employee Directors. In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. The 1999 Plan, 1998 Plan and 1997 Plan are collectively referred to as the Plans. Awards under the Plans are in the form of L-3 Holdings restricted common stock, restricted stock units and options to purchase L-3 Holdings common stock, as the case may be.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

At June 30, 2006, the number of shares of L-3 Holdings’ common stock authorized for grant under the Plans was 23.4 million, of which 4.7 million shares were still available for awards. Under the terms of the 1999 Plan, grants of all restricted stock may not exceed, in the aggregate, more than 2% of the Company’s outstanding shares at the time of grant. The Company has adopted the Plans in order to provide incentives to directors, officers and employees of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

Stock Options.    The exercise price of stock options that may be granted under the 1998 Plan and 1999 Plan may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment. Compensation expense, excluding a charge of $39.2 million ($25.5 million after income taxes) recorded in the three months ended June 30, 2006 pertaining to the years ended December 31, 1998 to 2005 and the three months ended March 31, 2006 discussed in Note 3, for stock option awards was $5.2 million ($3.2 million after income taxes) for the three months ended June 30, 2006 and $11.8 million ($7.2 million after income taxes) for the six months ended June 30, 2006. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity under the Plans as of June 30, 2006 and changes during the six months then ended.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Number of shares under option
Outstanding at January 1, 2006	8,088.0	$44.15
Options granted	72.6	79.44
Options exercised	(1,075.4)	27.11
Options forfeited	(127.8)	62.11
Outstanding at June 30, 2006	6,957.4	$46.82	6.1	$199.0
Vested and expected to vest at June 30, 2006(1)	6,264.5	$45.09	6.0	$190.2
Exercisable at June 30, 2006	4,699.6	$36.03	5.0	$185.1

(1)	Represents outstanding options reduced by expected forfeitures.

The estimated weighted average grant date fair value of each stock option awarded was $22.67 for the six months ended June 30, 2006 and $22.78 for the six months ended June 30, 2005. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $60.2 million for the six months

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

ended June 30, 2006, and $135.0 million for the six months ended June 30, 2005. At June 30, 2006, unrecognized compensation costs related to stock options was $19.2 million ($11.7 million after income taxes), which is expected to be recognized over a weighted average remaining period of 6.1 years.

Stock Option Fair Value Estimation Assumptions.    For purposes of estimating the fair value provisions of SFAS 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

• Expected Holding Period.    The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical data to estimate stock option exercise data and employee terminations within the valuation model.

• Expected Volatility.    Expected volatility is based on L-3 Holdings’ actual historical volatility.

• Expected Dividend Yield.    Expected dividend yield is based on L-3 Holdings’ expected payments and historical pattern of dividend increases.

• Risk-Free Interest Rate.    The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2006 Grants(1)	2005 Grants
Expected holding period (in years)	4.4	4.5
Expected volatility	29.1%	29.4%
Expected dividend yield	0.9%	0.8%
Risk-free interest rate	4.6%	4.0%

(1)	Represents weighted average assumptions for the six months ended June 30, 2006.

Restricted Stock.    The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year vesting period starting on the date of grant. The Company awarded 0.1 million restricted shares for the six months ended June 30, 2006, with an aggregate fair value of $8.9 million. The Company awarded 0.1 million restricted shares for the six months ended June 30, 2005 with an aggregate fair market value of $4.8 million. The aggregate fair value of the restricted stock awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight line basis over the three year vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over that shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service.

Compensation expense for all restricted stock awards was $2.6 million ($1.6 million after income taxes) for the three months ended June 30, 2006 and $5.1 million ($3.1 million after income taxes) for the six months ended June 30, 2006. The table below presents a summary of the Company’s nonvested restricted stock awards as of June 30, 2006 and changes during the six months then ended.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested balance at January 1, 2006	421.8	$66.46
Granted	107.6	82.95
Vested	(78.2)	44.91
Forfeited	(5.2)	64.21
Nonvested balance at June 30, 2006	446.0	$74.24

As of June 30, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $20.9 million ($12.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 1.9 years. The total fair value of restricted stock awards vested during the six months ended June 30, 2006 was $5.8 million and during the six months ended June 30, 2005 was $8.1 million.

Employee Stock Purchase Plan.    The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company, its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings’ common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings’ common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest daily sales price of a share of L-3 Holdings’ common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. At December 31, 2005, 0.7 million shares were reserved for future issuance under this plan. During the six months ended June 30, 2006, the Company issued 0.4 million shares under its employee stock purchase plan at an average price of $63.42 per share, which covered employee contributions for the six months ended December 31, 2005. On April 25, 2006, the Company received shareholder approval to increase the number of L-3 Holdings’ shares authorized under the plan from 2.9 millions shares to 8.0 million shares. This increased the number of L-3 Holdings’ shares available for future issuance to 5.3 million shares. For the six months ended June 30, 2006, the Company recognized $5.3 million in compensation expense (before and after income taxes) related to the discount for L-3 Holdings’ common stock purchases under the employee stock purchase plan.

Prior Period Pro Forma Information.    Had the Company adopted the fair value based method for stock-based employee compensation as prescribed under SFAS 123 for periods prior to January 1, 2006, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company had granted to its employees over the vesting period of the awards adjusted for actual forfeitures. The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company previously elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting, exclusive of the Stock-Based Charge set forth in Note 3. The assumptions used to calculate the estimated fair value of stock options at their grant dates are noted above.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in millions, except per share data)
Net income, reported	$119.4	$221.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.3
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7.1)	(13.2)
Net income, pro forma	$113.0	$209.9
L-3 Holdings Basic EPS:
As reported	$1.00	$1.89
Pro forma	$0.95	$1.79
L-3 Holdings Diluted EPS:
As reported	$0.99	$1.84
Pro forma	$0.93	$1.75

12.    Cash Dividends on L-3 Holdings’ Common Stock

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 50% to $0.1875 per share. On March 15, 2006, L-3 Holdings paid cash dividends of $22.8 million to shareholders of record at the close of business on February 22, 2006.

On April 25, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.1875 per share. On June 15, 2006, L-3 Holdings paid cash dividends of $23.0 million to shareholders of record at the close of business on May 17, 2006.

On July 11, 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.1875 per share, payable on September 15, 2006 to shareholders of record at the close of business on August 17, 2006.

13.    Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding the Combat Survivor/Evador Locator (CSEL) program and the investigations existing at Titan at the time of the acquisition discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience and other procurement matters of the relevant foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in certain business acquisitions the Company has assumed some or all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below, which remained outstanding after the acquisition. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability or, in the case of OSI, the amount of the verdict (see below). Liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 30, 2006, the Company has not recorded any amounts for recoveries from insurance contracts. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Unless an estimate of loss or range of loss is disclosed for a particular matter, a provision for such loss can not be made. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC’s actions when it became aware of the suppliers’ potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. We believe that the Government is nearing completion of the investigation and will determine how it will proceed shortly. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, a criminal conviction of IEC could result in debarment of IEC from contracting with the federal government for a specified term.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. Although the Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in favor of OSI, the Company recorded a litigation charge of $129.0 million, including an estimate for external legal costs incurred in connection with this litigation during the three months ended June 30, 2006, as a current liability. However, the Company believes that this verdict and the damages awarded are inconsistent with the law and evidence presented, and as a result, on July 21, 2006, the Company filed a motion seeking

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

judgement in its favor as a matter of law or, in the alternative, a new trial or reduction in damages. If necessary, the Company also intends to appeal the verdict. OSI has indicated that it intends to pursue pre-judgment interest and to seek additional discovery to be used in support of a motion for a court order directing that the Company transfer certain of the businesses acquired from PerkinElmer, Inc. to OSI based on a constructive trust theory. The Company believes the claims on pre-judgement interest and constructive trust theory are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and it is possible that the court’s determination with respect to the constructive trust claim could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Bashkiriam Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens. An extension of time has been granted to the plaintiffs as they consider bringing an action in the Spanish court system to proceed with this matter.

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

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS ).    Lockheed filed a lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company, Mediatech, Inc. (Mediatech) and three individuals alleging that the Company’s Link Simulation and Training division (Link) conspired with Mediatech and the three individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the impending recompetition of the ATARS program. Lockheed is the existing prime contractor on the current ATARS program. Lockheed’s complaint against Link alleges violations of the Computer Fraud and Abuse Act, aiding and abetting breaches of fiduciary

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

duty by the individuals, civil conspiracy, violation of the Florida Uniform Trade Secrets Act, unfair and deceptive trade practices, conversion (theft of intellectual property), tortious interference with contract, fraud and unjust enrichment. Lockheed is seeking an injunctive relief prohibiting Link from using Lockheed proprietary data and unspecified money damages. On May 8, 2006, the Company answered Lockheed’s complaint denying liability generally and asserted counterclaims against Lockheed and four individuals alleging Lockheed monopolized trade in violation of Federal and state antitrust laws, tortious interference with business relationships, violation of the Florida Deception and Unfair Trade Practices Act, civil conspiracy, unfair competition and abuse of process. On June 16, 2006, the Company received a letter from the Department of the Air Force inquiring as to the Lockheed allegations and the Company’s present responsibility for government contracting. The Company, with the assistance of outside counsel, has investigated this matter, has found no basis for the Lockheed allegations and has responded to the Department of the Air Force accordingly. The Company intends to defend against the Lockheed claims vigorously.

Foreign Corrupt Practices Act Investigation.    During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the Securities and Exchange Commission and reached a plea agreement with the Department of Justice (DoJ) under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Titan has made voluntary disclosures to the U.S. Department of State of suspected export violations discovered in the course of Titan’s internal FCPA investigation. The voluntary disclosures have not yet been resolved and are expected to result in the assessment of fines or penalties against Titan. The Company has accrued an estimated amount for the fines or penalties as part of the Titan assumed liabilities. Further, as a result of Titan’s plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan’s privilege to export products or services under existing export licensing exemptions has been suspended, including the exemption permitting exports to the U.S. Department of Defense overseas. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses or exemptions, for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. Government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan’s compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment. The DoJ is continuing its investigation of individuals involved in the FCPA matter.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense, and has been advancing such costs, relating to the FCPA investigations and related class action and derivative litigation, subject to each individual undertaking to repay the costs of defense if it is ultimately determined that any such individual is not entitled to be indemnified by Titan. The Company has accrued the estimated cost of this indemnity as part of the Titan assumed liabilities.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Government Investigations of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and five Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the U.S. General Services Administration (GSA) seeking records relating to billing for labor categories in connection with contracts with GSA. In response to this subpoena, Titan has provided documents relating to billing for labor services in connection with government contracts. The GSA investigation is focused on employees at a Titan facility who are alleged to have obtained degrees from unaccredited institutions over the internet to increase their labor category and bill the government at a higher rate. However, the relevant contracts may allow experience as an alternative to education requirements. The Company is conducting an internal investigation into this matter and will continue to cooperate fully with the GSA investigation.

These investigations are ongoing, and we are unable to predict their outcome or estimate the possible loss, if any, at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Titan Legal Proceedings.    Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. The defendants filed motions to dismiss in both cases, and the court in each case granted these motions as to the Alien Torts Statute claims, the RICO claim, false imprisonment claim, conversion claim and government contract law claims. The court denied the motions as to the remaining common law claims and the defendants have filed summary judgment motions as to those claims. The Company intends to defend these lawsuits vigorously.

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
FINANCIAL STATEMENTS (Continued)

dismissing all claims involving fraud or tortious interference with contractual and business relationships, and denied in part Titan’s motion for summary judgment. The Company intends to defend its position vigorously.

On March 14, 2005, Makram Majid Chams, a former consultant of Titan, filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan’s publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. The court dismissed Chams’ claims for lack of jurisdiction and Chams has appealed. The Company intends to defend its position vigorously.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $17.5 million in damages. The Company is currently investigating this matter and is preparing its response accordingly.

Other Legal Matters.    The Company has undertaken a review of certain compliance matters and payments relating to an assumed contract being performed by a recently acquired business. The Company believes that such matters, substantially all of which occurred prior to the Company’s acquisition of the business, were not in accordance with the terms of the contract. The Company believes that any liability that may arise out of this matter should not exceed the amounts reserved and should be the obligation of the seller of the business under the provisions of the purchase agreement relating to that transaction.

14.    Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans		Pension Plans		Postretirement Benefit Plans
	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net periodic benefit cost:	(in millions)
Service cost	$22.4	$18.9	$1.4	$1.2	$44.9	$36.4	$2.9	$2.6
Interest cost	22.1	17.9	2.4	2.3	43.4	34.4	4.8	4.8
Amortization of prior service cost	0.6	0.6	(0.9)	(1.1)	1.3	1.2	(1.9)	(2.3)
Expected return on plan assets	(22.4)	(16.6)	(0.4)	(0.3)	(45.1)	(31.9)	(0.8)	(0.7)
Recognized actuarial loss	4.8	4.0	0.2	0.1	9.6	7.6	0.4	0.3
Net periodic benefit cost	$27.5	$24.8	$2.7	$2.2	$54.1	$47.7	$5.4	$4.7

Contributions.    For the year ending December 31, 2006, the Company currently expects to contribute approximately $97.0 million of cash to its pension plans, of which $26.8 million was contributed during the six months ended June 30, 2006. For the year ending December 31, 2006, the Company currently expects to contribute approximately $12.0 million of cash to its postretirement benefit plans, of which $3.7 million was contributed during the six months ended June 30, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.    Supplemental Cash Flow Information

The table below presents the Company’s supplemental cash flow information.

	Six Months Ended June 30,
	2006	2005
	(in millions)
Interest paid	$139.7	$62.4
Income tax payments	23.5	24.8
Income tax refunds	2.6	1.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

16.    Segment Information

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) AM&M and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

At June 30, 2006, the Company's reportable segments were comprised of 76 operating segments as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). The Company's operating segments are each less than 10% of the Company's consolidated gross sales before intersegment eliminations, operating income and total assets, and are aggregated into the Company's four reportable segments in accordance with the aggregation criteria of SFAS 131.

The tables below present sales, operating income, depreciation and amortization expense and total assets by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales:	(in millions)
C3ISR	$743.1	$430.8	$1,436.0	$865.1
Government Services	761.1	317.9	1,451.4	600.5
AM&M	579.2	579.3	1,174.6	1,156.3
Specialized Products	1,044.4	772.3	1,999.5	1,459.6
Elimination of intersegment sales	(44.4)	(24.7)	(74.3)	(43.4)
Consolidated total	$3,083.4	$2,075.6	$5,987.2	$4,038.1
Operating Income:
C3ISR	$76.7	$55.1	$149.0	$108.9
Government Services	67.5	32.9	125.5	55.7
AM&M	56.9	58.5	109.2	113.3
Specialized Products	115.5	78.4	221.3	146.2
Segment total	$316.6	$224.9	$605.0	$424.1
Litigation charge	(129.0)	—	(129.0)	—
Stock-based charge	(39.2)	—	(39.2)	—
Consolidated total	$148.4	$224.9	$436.8	$424.1
Depreciation and Amortization:
C3ISR	$10.4	$7.5	$20.8	$14.8
Government Services	5.3	2.1	11.2	4.1
AM&M	6.4	6.5	12.9	12.1
Specialized Products	25.2	18.4	47.0	34.7
Consolidated total	$47.3	$34.5	$91.9	$65.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	June 30, 2006	December 31, 2005
Total Assets:	(in millions)
C3ISR	$2,598.1	$2,517.7
Government Services	2,155.1	2,106.9
AM&M	1,983.9	1,734.3
Specialized Products	5,409.3	4,514.9
Corporate	729.3	1,035.3
Consolidated total	$12,875.7	$11,909.1

17.    Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS 156). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for the Company beginning January 1, 2007. The Company is currently assessing the provisions of FIN 48.

18.    Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the senior subordinated notes and borrowings under the senior credit facility, are guaranteed on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the ‘‘Guarantor Subsidiaries’’). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications do not guarantee the debt of L-3 Communications (the ‘‘Non-Guarantor Subsidiaries’’). None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (i) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries, (ii) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:		(in millions)
At June 30, 2006:
Current Assets:
Cash and cash equivalents	$—	$22.3	$13.1	$148.8	$—	$184.2
Contracts in process	—	747.9	2,052.6	484.1	—	3,284.6
Other current assets	—	341.2	52.6	24.3	—	418.1
Total current assets	—	1,111.4	2,118.3	657.2	—	3,886.9
Goodwill	—	1,047.2	5,592.6	919.6	—	7,559.4
Other assets	15.9	504.1	774.1	151.2	(15.9)	1,429.4
Investment in and amounts due from consolidated subsidiaries	5,505.8	8,231.3	1,331.8	60.6	(15,129.5)	—
Total assets	$5,521.7	$10,894.0	$9,816.8	$1,788.6	$(15,145.4)	$12,875.7
Current liabilities	$—	$778.4	$983.2	$505.6	$—	$2,267.2
Other long-term liabilities	—	591.7	300.7	109.5	—	1,001.9
Long-term debt	700.0	4,702.2	—	—	(700.0)	4,702.2
Minority interests	—	—	—	82.7	—	82.7
Shareholders’ equity	4,821.7	4,821.7	8,532.9	1,090.8	(14,445.4)	4,821.7
Total liabilities and shareholders’ equity	$5,521.7	$10,894.0	$9,816.8	$1,788.6	$(15,145.4)	$12,875.7
At December 31, 2005:
Current assets:
Cash and cash equivalents	$—	$288.5	$4.7	$100.7	$—	$393.9
Contracts in process	—	647.3	1,877.7	379.4	—	2,904.4
Other current assets	—	274.3	58.7	12.2	—	345.2
Total current assets	—	1,210.1	1,941.1	492.3	—	3,643.5
Goodwill	—	1,051.6	5,170.4	677.8	—	6,899.8
Other assets	17.5	383.7	856.0	126.1	(17.5)	1,365.8
Investment in and amounts due from consolidated subsidiaries	5,173.2	7,490.0	1,186.8	58.4	(13,908.4)	—
Total assets	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1
Current liabilities	$—	$534.2	$978.4	$341.7	$—	$1,854.3
Other long-term liabilities	—	477.0	324.6	47.8	—	849.4
Long-term debt	700.0	4,633.5	—	—	(700.0)	4,633.5
Minority interests	—	—	—	81.2	—	81.2
Shareholders’ equity	4,490.7	4,490.7	7,851.3	883.9	(13,225.9)	4,490.7
Total liabilities and Shareholders’ equity	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statement of Operations:		(in millions)
For the three months ended June 30, 2006
Sales	$—	$686.7	$2,022.7	$383.0	$(9.0)	$3,083.4
Cost and expenses	—	604.5	1,824.4	346.9	(9.0)	2,766.8
Litigation Charge	—	129.0	—	—	—	129.0
Stock-Based Charge	—	39.2	—	—	—	39.2
Operating income	—	(86.0)	198.3	36.1	—	148.4
Other expense (income), net	—	(5.3)	0.2	(1.0)	4.1	(2.0)
Interest expense	6.0	72.6	0.3	4.1	(10.1)	72.9
Minority interests in net income of consolidated subsidiaries	—	—	—	2.5	—	2.5
Income before income taxes	(6.0)	(153.3)	197.8	30.5	6.0	75.0
Provision (benefit) for income taxes	(2.2)	(59.0)	73.0	11.2	2.2	25.2
Equity in net income of consolidated subsidiaries	53.6	144.1	—	—	(197.7)	—
Net income	$49.8	$49.8	$124.8	$19.3	$(193.9)	$49.8
For the three months ended June 30, 2005
Sales	$—	$594.5	$1,228.6	$268.6	$(16.1)	$2,075.6
Cost and expenses	—	524.6	1,096.9	245.3	(16.1)	1,850.7
Operating income	—	69.9	131.7	23.3	—	224.9
Other expense (income), net	—	(5.3)	(0.4)	(0.5)	3.3	(2.9)
Interest expense	—	37.7	0.8	3.3	(3.3)	38.5
Minority interests in net income of consolidated subsidiaries	—	—	—	2.2	—	2.2
Income before income taxes	—	37.5	131.3	18.3	—	187.1
Provision (benefit) for income taxes	—	13.6	47.5	6.6	—	67.7
Equity in net income of consolidated subsidiaries	119.4	95.5	—	—	(214.9)	—
Net income	$119.4	$119.4	$83.8	$11.7	$(214.9)	$119.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:		(in millions)
For the six months ended June 30, 2006
Sales	$—	$1,359.9	$3,905.0	$734.6	$(12.3)	$5,987.2
Cost and expenses	—	1,192.2	3,531.5	670.8	(12.3)	5,382.2
Litigation Charge	—	129.0	—	—	—	129.0
Stock-Based Charge	—	39.2	—	—	—	39.2
Operating income	—	(0.5)	373.5	63.8	—	436.8
Other expense (income), net	—	(13.9)	0.1	(2.1)	7.9	(8.0)
Interest expense	12.2	143.9	0.6	8.2	(20.1)	144.8
Minority interests in net income of consolidated subsidiaries	—	—	—	4.9	—	4.9
Income before income taxes	(12.2)	(130.5)	372.8	52.8	12.2	295.1
Provision (benefit) for income taxes	(4.5)	(50.7)	137.6	19.5	4.5	106.4
Equity in net income of consolidated subsidiaries	196.4	268.5	—	—	(464.9)	—
Net income	$188.7	$188.7	$235.2	$33.3	$(457.2)	$188.7
For the six months ended June 30, 2005
Sales	$—	$1,155.9	$2,376.6	$529.9	$(24.3)	$4,038.1
Cost and expenses	—	1,015.6	2,144.3	478.4	(24.3)	3,614.0
Operating income	—	140.3	232.3	51.5	—	424.1
Other expense (income), net	—	(11.7)	0.2	(0.8)	6.7	(5.6)
Interest expense	—	75.5	1.1	6.7	(6.7)	76.6
Minority interests in net income of consolidated subsidiaries	—	—	—	5.4	—	5.4
Income before income taxes	—	76.5	231.0	40.2	—	347.7
Provision (benefit) for income taxes	—	27.7	83.6	14.6		125.9
Equity in net income of consolidated subsidiaries	221.8	173.0	—	—	(394.8)	—
Net income	$221.8	$221.8	$147.4	$25.6	$(394.8)	$221.8

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flow:		(in millions)
For the six months ended June 30, 2006
Operating activities
Net cash from operating activities	$—	$26.7	$337.7	$110.3	$—	$474.7
Investing activities:
Business acquisitions, net of cash acquired	—	(724.3)	—	—	—	(724.3)
Other investing activities	(169.9)	(18.9)	(34.1)	(9.2)	169.9	(62.2)
Net cash used in investing activities	(169.9)	(743.2)	(34.1)	(9.2)	169.9	(786.5)
Financing activities:
Net cash from financing activities	169.9	450.3	(295.2)	(53.0)	(169.9)	102.1
Net increase (decrease) in cash	—	(266.2)	8.4	48.1	—	(209.7)
Cash and cash equivalents, beginning of the year	—	288.5	4.7	100.7	—	393.9
Cash and cash equivalents, end of the period	$—	$22.3	$13.1	$148.8	$—	$184.2
For the six months ended June 30, 2005
Operating activities
Net cash from operating activities	$—	$133.9	$166.1	$60.5	$—	$360.5
Investing activities:
Business acquisitions, net of cash acquired	—	(586.3)	—	—	—	(586.3)
Other investing activities	(162.7)	(19.1)	(23.3)	(4.4)	162.7	(46.8)
Net cash used in investing activities	(162.7)	(605.4)	(23.3)	(4.4)	162.7	(633.1)
Financing activities:
Net cash from financing activities	162.7	206.4	(144.7)	(31.8)	(162.7)	29.9
Net increase (decrease) in cash	—	(265.1)	(1.9)	24.3	—	(242.7)
Cash and cash equivalents, beginning of the year	—	643.2	(45.2)	55.4	—	653.4
Cash and cash equivalents, end of the period	$—	$378.1	$(47.1)	$79.7	$—	$410.7

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3 Communications Holdings, Inc. (L-3 Holdings) and its subsidiaries, including L-3 Communications Corporation (L-3 Communications) (collectively referred to as ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. We are also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control & Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. Our sales to the DoD represented approximately 74% of our total sales in 2005. Our remaining sales in 2005 were approximately 6% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 8% to allied foreign governments, and approximately 12% to commercial customers, domestic and foreign.

We have the following four reportable segments:    (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 16 to our unaudited condensed consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market, C3 systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support, engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, security systems, simulation devices, telemetry and navigation products, sensors and imaging products, aviation products, premium fuzing products, microwave components and information products.

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor its results of operations are sales growth from business acquisitions, organic sales growth, operating margin and interest expense. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. Combined, these financial performance measures are the primary drivers of L-3's earnings and net cash from operating activities. We define operating margin as operating income as a percentage of sales. L-3's business strategy continues to be focused on generating sales growth from internal or ‘‘organic’’ growth and selectively acquiring businesses that add new products, services or customers in areas that complement L-3's existing businesses and technologies. The larger portion of our historical sales growth has been from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired the Titan Corporation for a purchase price of approximately $2.8 billion.

Sales Growth From Business Acquisitions. For the past four years ended December 31, 2005, our average annual sales growth from business acquisitions was approximately 31%. It was for the 38.3% for the three months ended June 30, 2006 (the ‘‘2006 Second Quarter’’), and 38.6% for the six months ended June 30, 2006 (the ‘‘2006 First Half'). We expect our sales growth from business acquisitions will decline from current levels for the 2006 Second Half and the forseeable future, primarily because the Titan acquisition will have been included in our results for twelve months beginning on July 29, 2006, and at that point, it will no longer represent sales growth from business acquisitions. As discussed below under ‘‘Business Acquisitions’’, even though we have continued to acquire additional businesses since acquiring Titan, the aggregate size of our most recent business acquisitions has decreased, and we do not expect to acquire businesses as large as Titan in the foreseeable future. Currently, there are few business acquisition candidates that are as large as Titan that we believe we could acquire at attractive prices, with satisfactory terms.

Organic Sales Growth. For the past four years ended December 31, 2005, our average annual organic sales growth was approximately 12%. It was 10.3% for the 2006 Second Quarter, and 9.7% for the 2006 First Half. Regarding our organic sales growth, we, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years. The current DoD budget forecast contained in the President's DoD budget for fiscal year 2007 and his five-year Future Years Defense Plan shows a slower rate of growth than in the past few years, within the context of reducing the U.S. federal budget deficit, and continuing the global war on terrorism and the modernization and recapitalization of U.S. defense assets that began earlier this decade. Therefore, certain DoD programs in which L-3 participates could be reduced. We believe that our businesses should be able to continue to generate organic sales growth because we believe the DoD budgets will continue to focus on C3ISR, precision-guided weapons, network-centre communications, Special Operations Forces (SOF) and training and simulation areas, which we believe will continue to benefit L-3. Additionally, the increased DoD spending during recent years has also included supplemental appropriations approved by Congress to pay for the U.S. military operations in Iraq and Afghanistan. Recent DoD supplemental appropriations included approximately $50 billion for fiscal year 2006 and another $70 billion requested for fiscal year 2007. The supplemental appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, without using amounts available for investment programs to pay for the Iraq and Afghanistan military operations. Our sales have also benefited from the company's support of U.S. military operations in Iraq and Afghanistan. In the event the DoD supplemental appropriations to pay for U.S. military operations in Iraq and Afghanistan are discontinued, or approved at lower levels, and the U.S. military continues its operations in Iraq and Afghanistan, the payment for those military operations could materially reduce the current DoD budget forecast and adversely affect our future results of operations.

The substantial majority of L-3's sales are made to U.S. government agencies, primarily the DoD, as discussed above. In addition to the current DoD budget forecast and level of future Congress supplemental appropriations for U.S. military operations in Iraq and Afghanistan, our sales to the U.S. government may be affected by changes in U.S. procurement policies, budget considerations, changing national security and defense requirements, and political developments, which are beyond the Company's control, and these factors could impact L-3's future results of operations, including our organic sales growth. Additionally, L-3's future results of operations and organic sales growth is affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on our successful performance on existing programs, the effectiveness and innovation of our technologies and research and development activities, our ability to offer better program performance than our competitors at a lower cost and on schedule, our ability to retain our employees and hire new ones to undertake the programs for which we compete, particularly those employees who have U.S. Government security clearances. For instance, our linguist contract, which is our largest contract in terms of annual sales, is expected to be recompeted during the next few months. We assumed the linguist contract as part of the Titan business acquisition. It is a cost plus fixed fee contract with the U.S. Army's Intelligence and Security

Command, under which we are providing translators and linguists in 14 countries worldwide, including Iraq and Afghanistan. During March 2006, the U.S. Army extended our linguist contract for a period of six months through September 9, 2006, with two three-month options, that if both are exercised will extend L-3's period of performance on the contract to March 9, 2007. During June 2006, the U.S. Army issued a new competitive procurement for future linguist services, which we expected, under which it will procure linguist services from multiple sources instead of under a sole source contract, which will increase competition. We cannot be certain that we will be able to win this competition and retain this business or that the U.S. Army will extend our linguist contract beyond September 9, 2006. We currently expect to generate sales in excess of $500 million on the linguist contract for the year ending December 31, 2006.

Operating Margin. For the 2006 Second Quarter, our operating margin was 4.8%, and it was 7.3% for the 2006 First Half. Our operating margins for the 2006 Second Quarter and 2006 First Half were both negatively impacted and reduced, as discussed below, by a litigation charge of $129.0 million and a stock-based charge. Excluding these two charges, our operating margin was 10.3% for the 2006 Second Quarter and 10.1% for the 2006 First Half, as further discussed below, also declined compared to the prior year periods, as we expected, primarily because lower margins for the Titan acquisition and fair-value stock-based compensation expense under SFAS 123R adopted effective January 1, 2006, exceeded margin improvements in our businesses other than the Titan acquired businesses. We expect to generate annual improvements in operating margin over the next year of approximately 0.2 percentage points to 0.3 percentage points, as we continue to increase sales volume, reduce indirect costs and improve our overall contract performance.

Interest Expense. Interest expense increased compared to prior periods to $72.9 million for the 2006 Second Quarter and $144.8 million for the 2006 First Half, primarily because of debt service costs on the debt we incurred in July 2005 to finance the Titan acquisition. Our total debt at June 30, 2006 was $4,702.2 million, an increase of $2,509.9 million from $2,192.3 million at June 30, 2005, the balance sheet date immediately prior to the Titan acquisition and an increase of $68.7 million from $4,633.5 million at December 31, 2005. We expect to incur quarterly interest expense of approximately $75 million for the next few quarters. However, quarterly interest expense could increase if we incur additional debt to finance future business acquisitions or for other corporate purposes, or quarterly interest expense could decrease if we use a portion of our future net cash from operating activity to repay a portion of our outstanding debt.

Other 2006 Second Quarter Events. Our 2006 Second Quarter and 2006 First Half results of operations were impacted by two matters, as described more fully below, which reduced consolidated operating income, net income and earnings per share. First, as announced on May 25, 2006, a jury verdict was rendered against L-3 in connection with litigation concerning a non-binding letter of intent with OSI Systems, Inc. (OSI), and, as a result, the company recorded a pre-tax charge of $129.0 million ($78.2 million after income taxes, or $0.63 per share) (the ‘‘Litigation Charge’’). Second, we recorded a pre-tax charge of $39.2 million ($25.5 million after income taxes, or $0.21 per share) related to stock-based awards granted during the period from May 1998 to July 2003 (the ‘‘Stock-Based Charge’’).

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005, which provides a more complete discussion of the Company’s products and services.

Business Acquisitions

As discussed above, a significant portion of our growth strategy is to selectively acquire companies or assets that complement and enhance our existing business. During the six months ended June 30, 2006, we acquired, in separate transactions, ownership interest in ten businesses for an aggregate purchase price of $725.1 million in cash, plus acquisition costs. These business acquisitions are further described in Note 4 to our unaudited condensed consolidated financial statements. The table below summarizes the business acquisitions that we have completed from January 1, 2005 through June 30, 2006.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2006
SAM Electronics GmbH (SAM)	January 31, 2006	$180.4	(2)(3)
SafeView, Inc. and CyTerra Corporation	March 2006	190.8	(3)(4)
Medical Education Technologies, Inc. (METI)	April 4, 2006	10.6	(5)
SSG Precision Optronics, Inc. (SSG)	June 1, 2006	67.9	(3)
Nautronix Defence Group (Nautronix)	June 1, 2006	69.0	(3)(6)
Crestview Aerospace Corporation (Crestview)	June 29, 2006	146.6	(3)
Advanced Systems Architecture Ltd (ASA), TCS Design and Management Services, Incorporated (TCS) and Magnet-Motor GmbH (Magnet-Motor)	Various	59.8	(3)(7)
2005
Marine Controls division of CAE (MAPPS)	February 3, 2005	$196.8
Propulsion Systems business unit of General Dynamics(8)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(9)	February 28, 2005	82.3
The Titan Corporation (Titan)	July 29, 2005	2,742.1(10)
EOTech Acquisition Corp. (EOTech)	October 31, 2005	50.5	(11)
InfraredVision Technology Corporation (InfraredVision), Mobile-Vision, Inc. (Mobile-Vision), Sonoma Design Group, Inc. (Sonoma Design), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, and Applied Signal and Image Technologies, Inc. (ASIT)	Various	141.2	(3)(12)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	The purchase price includes a $30.4 million increase to the contractual purchase price for a preliminary purchase price adjustment based on SAM’s preliminary closing date net assets.

(3)	The purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.

(4)	Excludes additional purchase price, not to exceed $35.1 million, in the aggregate, which is contingent upon their financial performance for the years ending December 31, 2006 through 2008.

(5)	We increased our ownership interest in METI from approximately 47% to 80%.

(6)	Excludes additional purchase price, not to exceed $6.0 million, in the aggregate, which is contingent upon certain contract awards to Nautronix through June 2010.

(7)	Excludes additional purchase price, not to exceed $12.0 million, in the aggregate, which is contingent upon the financial performance of ASA and TCS for the years ending December 31, 2006 and 2007.

(8)	Following the acquisition, we named the Propulsion Systems business L-3 Communications — Combat Propulsion Systems.

(9)	Following the acquisition, we named the Electron Dynamics Devices business L-3 Communications Electron Technologies, Inc. (ETI).

(10)	Excludes additional purchase price, not to exceed $28.5 million, for a previous business acquisition made by Titan prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems L.L.C. for the years ending December 31, 2006 though 2011.

(11)	Excludes additional purchase price, not to exceed $8.4 million, which is contingent upon the financial performance of EOTech for the year ending December 31, 2006.

(12)	Excludes additional purchase price, not to exceed $60.6 million, in the aggregate, which is contingent primarily upon the financial performance of InfraredVision, Mobile-Vision, Sonoma Design, ALST, JSA and ASIT for fiscal years ending on various dates in 2006 through 2008.

All of our business acquisitions are included in our consolidated results of operations from their respective dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On July 12, 2006, we acquired substantially all of the outstanding stock of TRL Electronics plc. The total cash consideration is approximately $176.2 million. On July 21, 2006, we entered into an agreement to acquire all of the outstanding stock of Nova Engineering, Inc (Nova). The proposed acquisition of Nova is subject to certain closing conditions, including approval of Nova's shareholders and is expected to close in September 2006.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K, for a discussion of our 2005 business acquisitions and Note 4 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2006, included in this report, for a discussion of our business acquisitions during the first half of 2006.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, ‘‘Contracts, primarily U.S. Government’’ and ‘‘Commercial, primarily products.’’ For a detailed description of these two categories, refer to Note 2 to our unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the 2006 Second Quarter and the 2005 Second Quarter. The first table presents the selected data for each of L-3’s U.S. Government contractor businesses and L-3’s commercial businesses. The second table presents the selected data by reportable segment. See Note 16 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Three Months Ended June 30,
	2006	2005
	(in millions, except percentages)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$2,781.6	$1,859.4
Commercial, primarily products	301.8	216.2
Consolidated sales	$3,083.4	$2,075.6
Operating income:
Contracts, primarily U.S. Government	$285.3	$209.5
Commercial, primarily products	31.3	15.4
Litigation Charge	(129.0)	—
Stock-Based Charge	(39.2)	—
Consolidated operating income	$148.4	$224.9
Operating margin:(1)
Contracts, primarily U.S. Government	10.3%	11.3%
Commercial, primarily products	10.4%	7.1%
Litigation Charge	(4.2)%	—
Stock-Based Charge	(1.3)%	—
Consolidated operating margin	4.8%	10.8%

	Three Months Ended June 30,
	2006	2005
	(in millions, except percentages)
Reportable Segment Presentation
Sales:(2)
C3ISR	$732.7	$428.8
Government Services	747.4	311.5
AM&M	579.1	579.2
Specialized Products	1,024.2	756.1
Consolidated sales	$3,083.4	$2,075.6
Operating income
C3ISR	$76.7	$55.1
Government Services	67.5	32.9
AM&M	56.9	58.5
Specialized Products	115.5	78.4
Total segment operating income	$316.6	$224.9
Litigation Charge	(129.0)	—
Stock-Based Charge	(39.2)	—
Consolidated operating income	$148.4	$224.9
Operating margin:(1)
C3ISR	10.5%	12.8%
Government Services	9.0%	10.6%
AM&M	9.8%	10.1%
Specialized Products	11.3%	10.4%
Total segment operating margin	10.3%	10.8%
Litigation Charge	(4.2)%	—
Stock-Based Charge	(1.3)%	—
Consolidated operating margin	4.8%	10.8%

(1)	Operating margin is equal to operating income as a percentage of sales.

(2)	Sales are after intersegment eliminations. See Note 16 to our unaudited condensed consolidated financial statements.

Consolidated Results of Operations

For the 2006 Second Quarter, consolidated sales increased by $1,007.8 million, or 48.6%, to $3,083.4 million from consolidated sales of $2,075.6 million for the 2005 Second Quarter, and was driven by business acquisitions and organic sales growth in our defense businesses. The increase in consolidated sales from acquired businesses was $793.4 million, or 38.3%, including $665.1 million from The Titan Corporation (Titan), which was acquired on July 29, 2005. Consolidated organic sales growth was 10.3%, or $214.4 million. Organic sales growth for our defense businesses was 11.8%, or $219.5 million, driven primarily by strong demand for training, intelligence support services, intelligence, surveillance and reconnaissance (ISR) systems, secure networked communications systems, combat vehicle propulsion systems, naval power and control systems, navigation and guidance products, and acoustic undersea anti-submarine warfare products. Organic sales for our commercial businesses declined by $5.1 million, or 2.4%, primarily due to certain deliveries of mobile command centers that slipped into the 2006 third quarter because of customer funding delays. See the reportable segment discussions below for a quantitative analysis of our organic sales growth. Sales for our defense businesses are generated by our U.S. Government contractor businesses, all of which are presented under ‘‘Contracts, primarily U.S. Government’’ (Government Businesses), and sales for our commercial businesses are presented under ‘‘Commercial, primarily products’’ (Commercial Businesses).

Sales from our Government Businesses increased by $922.2 million, or 49.6%, to $2,781.6 million for the 2006 Second Quarter from $1,859.4 million for the 2005 Second Quarter. The increase in sales from acquired businesses was $702.7 million, or 37.8%, primarily from Titan, and, as discussed above, organic sales growth was $219.5 million.

Sales from our Commercial Businesses increased by $85.6 million, or 39.6%, to $301.8 million for the 2006 Second Quarter from $216.2 million for 2005 Second Quarter. The increase in sales from acquired businesses was $90.7 million, or 42.0%, primarily from SAM Electronics and, as discussed above, partially offset by a decline in organic sales of $5.1 million.

Consolidated costs and expenses increased by $916.1 million, or 49.5%, to $2,766.8 million for the 2006 Second Quarter from $1,850.7 million for the 2005 Second Quarter. Costs and expenses for our Government Businesses increased by $846.4 million, or 51.3%, to $2,496.3 million for the 2006 Second Quarter from $1,649.9 million for the 2005 Second Quarter. The increase to costs and expenses for our Government Businesses due to acquired businesses was $641.4 million. The remaining increase was primarily attributable to our organic sales growth. Costs and expenses for our Commercial Businesses increased by $69.7 million, or 34.7%, to $270.5 million for the 2006 Second Quarter from $200.8 million for the 2005 Second Quarter. The increase to costs and expenses for our Commercial Businesses due to acquired businesses was $88.4 million. The increase was partially offset by lower costs and expenses at our Security and Detection Systems business due to cost reductions.

Cost of sales for our U.S. Government contractor businesses include general and administrative (G&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These G&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report G&A, IRAD and B&P costs allocated to U.S. Government contracts as cost of sales when the related contract sales are recognized, rather than account for them as period expenses. G&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $267.2 million for the 2006 Second Quarter, compared to $173.8 million for the 2005 Second Quarter. The increase in G&A, IRAD and B&P costs of $93.4 million was primarily attributable to acquired businesses, and organic sales growth primarily for ISR systems and products, and secure networked communications. See Note 5 to our unaudited condensed consolidated financial statements for additional information on our inventoried contract costs.

Cost of sales for our Commercial Businesses increased by $57.1 million, or 40.7%, to $197.4 million for the 2006 Second Quarter from $140.3 million for the 2005 Second Quarter. The increase in cost of sales was primarily due to increased costs attributable to the SAM acquired business, partially offset by cost reductions for security systems. G&A expenses increased by $12.7 million to $54.1 million for the 2006 Second Quarter from $41.4 million for the 2005 Second Quarter due to G&A expenses from certain businesses acquired in 2006, partially offset by lower G&A expense at our Security and Detection Systems business due to cost reductions. G&A expenses declined as a percentage of sales to 17.9% from 19.1% due primarily to higher sales volume. R&D expenses decreased by $0.1 million to $19.0 million for the 2006 Second Quarter from $19.1 million for the 2005 Second Quarter, primarily due to lower R&D expenses for security and detection products partially offset by $2.5 million of R&D for certain acquired businesses.

Consolidated operating income decreased by $76.5 million, or 34.0%, to $148.4 million for the 2006 Second Quarter compared to $224.9 million for the 2005 Second Quarter, and consolidated operating margin declined by 6.0 percentage points to 4.8% for the 2006 Second Quarter, compared to 10.8% for the 2005 Second Quarter. Excluding the Litigation Charge of $129.0 million and the Stock-Based Charge of $39.2 million discussed below, operating income increased by $91.7 million, or 40.8%, to $316.6 million for the 2006 Second Quarter, compared to $224.9 million for the 2005 Second Quarter, and operating margin declined by 0.5 percentage points to 10.3% for the 2006 Second Quarter, compared to 10.8% for the 2005 Second Quarter. Improved contract performance and cost reductions increased consolidated operating margin by 0.2 percentage points. This increase was offset by a 0.7 percentage point reduction for the Titan acquired businesses, which primarily generate their sales from lower margin and lower risk cost-reimbursable type and time-and-material type contracts, and SFAS 123R stock-based compensation expense. The changes in operating margin are further explained in the company’s reportable segment results discussed below. Operating income for our Government Businesses increased by $75.8 million, or

36.2%, to $285.3 million for the 2006 Second Quarter from $209.5 million for the 2005 Second Quarter primarily due to $61.3 million of operating income from acquired businesses and higher sales volume, partially offset by lower operating margins due to SFAS 123R stock-based compensation expense. Operating margin decreased by 1.0 percentage points to 10.3% for the 2006 Second Quarter from 11.3% for the 2005 Second Quarter primarily due to lower margins at the Titan acquired businesses and SFAS 123R stock-based compensation expense. Operating income for our Commercial Businesses increased by $15.9 million, or 103.2%, to $31.3 million for the 2006 Second Quarter from $15.4 million for the 2005 Second Quarter primarily due to $2.3 million of operating income from acquired businesses and higher operating margin. Operating margin increased by 3.3 percentage points to 10.4% for the 2006 Second Quarter from 7.1% for the 2005 Second Quarter, primarily due to a 2.0 percentage point increase from higher margins for our security systems business resulting from cost improvements and a 1.2 percentage point increase due to a $3.5 million charge recorded in the 2005 Second Quarter for the resolution of a customer dispute on a telemetry earth station contract, which occurred in 2005.

Interest and other (income) expense, net was income of $2.0 million for the 2006 Second Quarter, compared with income of $2.9 million for the 2005 Second Quarter. The decrease is primarily related to foreign currency exchange losses on certain equity method investments.

Interest expense increased by $34.4 million, or 89.4%, to $72.9 million for the 2006 Second Quarter, compared to $38.5 million for the 2005 Second Quarter, primarily due to interest incurred on debt issued in July 2005 to finance the Titan acquisition.

Minority interests in net income of consolidated subsidiaries increased by $0.3 million to $2.5 million for the 2006 Second Quarter from $2.2 million for 2005 Second Quarter.

The effective income tax rate for the 2006 Second Quarter decreased to 33.6% from 36.2% for the 2005 Second Quarter. The effective income tax rate for the 2006 Second Quarter excluding the Litigation and Stock-Based Charges was 36.9%. The increase in the effective income tax rate excluding these charges was primarily due to the expiration of certain income tax benefits relating to research and experimentation credits on December 31, 2005, partially offset by income tax benefits relating to foreign tax credits on the repatriation of certain foreign earnings.

L-3 Holdings’ basic EPS decreased by $0.59, or 59.0% to $0.41 for the 2006 Second Quarter, compared to $1.00 per share for the 2005 Second Quarter. Excluding the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.21 per share, basic EPS increased by $0.25, or 25.0%, to $1.25 for the 2006 Second Quarter, compared to $1.00 per share for the 2005 Second Quarter. Diluted EPS decreased by $0.59, or 59.6%, to $0.40 for the 2006 Second Quarter, compared to $0.99 per share for the 2005 Second Quarter. Excluding the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.21 per share, diluted EPS increased by $0.25, or 25.3%, to $1.24 for the 2006 Second Quarter, compared to $0.99 per share for the 2005 Second Quarter. SFAS 123R stock-based compensation expense reduced the 2006 Second Quarter diluted EPS by $0.06 per share compared to the 2005 Second Quarter. Net income decreased by $69.6 million, or 58.3%, to $49.8 million for the 2006 Second Quarter compared to $119.4 million for the 2005 Second Quarter. Excluding the after tax Litigation Charge of $78.2 million and the after tax Stock-Based Charge of $25.5 million, net income increased by $34.1 million, or 28.6%, to $153.5 million for the 2006 Second Quarter, compared to $119.4 million for the 2005 Second Quarter.

Litigation Charge

As previously disclosed in a press release on May 25, 2006, L-3 and OSI have been parties to a litigation arising out of a non-binding letter of intent between us and OSI relating to the our acquisition of the detection systems business of PerkinElmer Inc. in 2002. On May 24, 2006, a jury found in favor of OSI and awarded them $125.6 million in damages. As a result, we recorded a pre-tax charge of $129.0 million ($78.2 million after income taxes), including an estimate for external legal costs incurred in connection with the litigation. L-3 believes this verdict and the damages awarded are inconsistent with the laws and evidence presented and has, therefore, filed a motion seeking judgment in its favor as a matter of law or, in the alternative, a new trial or a reduction in damages. If successful with our motion, we will reduce the Litigation Charge at that time. See Note 13 to our unaudited condensed consolidated financial statements for additional information regarding this litigation matter.

Review of Past Stock Option Granting Practices

In June 2006, we voluntarily initiated a review of our historical stock-based compensation award practices and related accounting treatment. The review has been completed and was conducted by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors.

The scope of the review included all stock-based awards granted by L-3, from May 1998, when we completed our initial public offering, through the present, with a focus on the period from May 1998 through July 2003, when stock-based awards were generally approved by unanimous written consents of the Compensation Committee of the Board. Since July 2003, the Compensation Committee approved all stock-based compensation awards to employees, including officers, at Compensation Committee meetings and these approval/meeting dates for the stock option grants were correctly used as the accounting measurement date for the grant. In addition, the review focused on the exercises of stock options that may not be deductible under Section 162(m) of the Internal Revenue Code (Code) and on issues relating to amounts that may be considered deferred compensation under Section 409A of the Code.

The review found that from May 1998 through July 2003, the price of L-3 Holdings’ stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. In addition, we have concluded that a number of the unanimous written consents may have not been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by us on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. The review also found that the accounting measurement dates used for stock option grants to one future employee and employees of three acquired businesses were incorrectly the dates indicated in the unanimous written consent and not the employee’s hire date or the acquisition dates, which occurred later.

Based on the review’s findings, in the 2006 Second Quarter, we recorded a charge of $39.2 million ($25.5 million after income taxes) pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter. The Stock-Based Charge includes non-cash compensation expense of $31.1 million ($20.4 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also includes $8.1 million ($5.1 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year on L-3’s previously reported net income is presented in the table below.

Period	Net Income as Reported	Net Income if Adjusted	Decrease	% Decrease
	(in millions)
1998	$32.6	$32.3	$0.3	0.9%
1999	58.7	57.8	0.9	1.5
2000	82.7	81.7	1.0	1.2
2001	115.5	113.4	2.1	1.8
2002	178.1	173.1	5.0	2.8
2003	277.6	271.8	5.8	2.1
2004	381.9	377.5	4.4	1.2
2005	508.5	507.8	0.7	0.1
Q1 2006	138.9	138.7	0.2	0.1
Total	$1,774.5	$1,754.1	$20.4

In addition, the Stock-Based Charge reduced retained earnings as of June 30, 2006 by $25.5 million, and increased additional paid-in-capital by $20.4 million. The findings did not identify any compensation deductions related to the exercises of stock options that were improperly deducted on L-3’s tax returns in violation of Section 162(m) of the Code.

With respect to the portion of the Stock-Based Charge that relates to amounts that would be deferred compensation under Section 409A of the Code, L-3 expects to modify stock options for employees who were issued stock options with an exercise price less than the fair value on the date of the grant that have vested after December 31, 2004 and are outstanding at June 30, 2006. L-3 expects that this modification will allow the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in exercise prices in cash during 2007. The Stock-Based Charge includes an estimated cost resulting from such modifications of approximately $3.6 million ($2.2 million after income taxes) that should have been recorded as a liability during 2005, which is not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, and are exercised during 2006 before the modification is made, the employees are subject to an incremental 20% income tax on the amount considered deferred compensation plus interest charges. We expect to pay the affected employees an amount equal to such incremental taxes and interest. The Stock-Based Charge includes such expected payments of approximately $2.3 million ($1.5 million after income taxes).

We do not believe that a restatement of our prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality (SAB 99), we believe that the Stock-Based Charge is not material to any of the individual prior periods affected or that the aggregate Stock-Based Charge is not material to the expected results for the year ending December 31, 2006.

The review also determined that certain Form 4 securities filings (Statement of Changes in Beneficial Ownership) required under Section 16 of the Exchange Act were not made on behalf of executives and directors and in some cases they were not filed accurately or on a timely basis.

Beginning in July 2006, the Compensation Committee determined that it would, subject to limited exceptions, grant stock-based compensation awards on pre-determined annual dates. We have implemented procedures and controls and have provided additional resources to ensure that reportable transactions under Section 16 of the Exchange Act are filed with the SEC on a timely basis. We also intend to continue to evaluate our compliance processes and evaluate the effectiveness of our controls to determine whether additional improvements should be made.

Reportable Segment Results of Operations

C3ISR

C3ISR sales for the 2006 Second Quarter increased by $303.9 million, or 70.9%, to $732.7 million from sales of $428.8 million for the 2005 Second Quarter. The increase in sales from acquired businesses was $227.0 million, and was primarily related to the Titan acquired businesses. Organic sales growth was $76.9 million, or 17.9%, driven by increased demand from recent new business awards resulting in higher sales of $61.2 million for airborne mission and ISR systems and $37.1 million for secure networked communications systems, partially offset by $21.4 million of lower sales for secure terminal equipment (STE), a product with declining demand because it is approaching full deployment.

C3ISR generated operating income of $76.7 million for the 2006 Second Quarter, compared to $55.1 million for the 2005 Second Quarter. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 Second Quarter decreased to 10.5% from 12.8% for the 2005 Second Quarter. Operating margin decreased by 1.1 percentage points primarily due to higher sales volumes on contracts with greater material and subcontractor content, which generally have lower margin, and also decreased by 0.9 percentage points on development contracts related to new secure communications products which are expected to provide future sales growth. The Titan acquired businesses reduced operating margin by 0.1 percentage points and SFAS 123R stock-based compensation expense reduced operating margin by 0.2 percentage points.

GOVERNMENT SERVICES

Government Services sales for the 2006 Second Quarter increased by $435.9 million, or 139.9%, to $747.4 million from sales of $311.5 million for the 2005 Second Quarter. The increase in sales from acquired businesses was $363.6 million, primarily related to the Titan acquired businesses. Organic sales growth was $72.3 million, or 23.2%, driven by increased sales volume of $25.4 million for intelligence support services on recent contract awards primarily for the support of U.S. military operations in Iraq and $28.0 million for training and leadership development services primarily for the Iraq and Afghanistan governments’ ministries of defense. Sales volume also increased by $18.9 million for communication systems and engineering support services to support U.S. Army communications and surveillance activities. Total sales from our linguist contract were $159.4 million during the 2006 Second Quarter, or 5.2% of our consolidated sales.

Government Services generated operating income of $67.5 million for the 2006 Second Quarter, compared to $32.9 million for the 2005 Second Quarter. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 Second Quarter decreased to 9.0% from 10.6% for the 2005 Second Quarter, primarily due to a 0.6 percentage point reduction because of lower margins from the Titan acquired businesses and a 0.3 percentage point reduction related to SFAS 123R stock-based compensation expense. Additionally, operating margin declined by 0.7 percentage points primarily due to lower margins on certain contracts that are in the early stages of performance, compared to the 2005 Second Quarter, which had favorable profit adjustments on certain contracts nearing completion.

AM&M

AM&M sales for the 2006 Second Quarter were essentially unchanged at $579.1 million, compared to $579.2 million in the 2005 Second Quarter. Sales from the acquired business were $8.6 million. Organic sales decreased by $8.7 million, or 1.5%, due to lower volume for aircraft support services, primarily due to the loss during 2005 of a utility aircraft support contract of $9.5 million and moderating volume for base support operations of U.S. Special Operations Forces aircraft and U.S. Army training aircraft, which leveled off after peaking during 2005.

AM&M generated operating income of $56.9 million for the 2006 Second Quarter, compared to $58.5 million for the 2005 Second Quarter. The decrease in operating income was due to lower operating margins. Operating margin for the 2006 Second Quarter decreased to 9.8% from 10.1% for the 2005 Second Quarter, primarily due to a 0.3 percentage point reduction related to SFAS 123R stock-based compensation expense. Additionally, improvements on certain aircraft modification contracts were offset by lower award fees on a contract.

SPECIALIZED PRODUCTS

Specialized Products sales for the 2006 Second Quarter increased by $268.1 million, or 35.5%, to $1,024.2 million from sales of $756.1 million in the 2005 Second Quarter. The increase in sales from acquired businesses was $194.2 million. Acquired businesses primarily include SAM Electronics GmbH, which was acquired on January 31, 2006, as well as certain divisions of Titan. Organic sales growth was $73.9 million, or 9.8%, primarily due to higher sales volume: (1) $33.1 million for combat vehicle propulsion systems caused by U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq operations, (2) $16.1 million for navigation and guidance systems caused by recent contract awards, (3) $13.8 million for acoustic undersea anti-submarine warfare products driven by sales of our next generation airborne dipping sonars to allied foreign governments, and (4) $12.8 million for naval power equipment caused by the timing of scheduled deliveries. These increases were partially offset by sales volume declines of $9.8 million primarily for displays and fewer deliveries of mobile command centers caused by customer funding delays.

Specialized Products generated operating income of $115.5 million for the 2006 Second Quarter, compared to $78.4 million for the 2005 Second Quarter. The increase in operating income was primarily due to higher sales volume and operating margin. Operating margin for the 2006 Second Quarter increased to 11.3% from 10.4% for the 2005 Second Quarter. Overall contract performance and execution improved in the 2006 Second Quarter compared to the 2005 Second Quarter, and several charges and costs incurred in the prior-year period did not recur, improving operating margin by 1.1 percentage points. The 2005 Second Quarter included: (1) a charge of $3.7 million for the recall and replacement of previously shipped products for the Combat Survivor Evader Locator (CSEL) program, (2) a $3.1 million charge for product reliability costs related to repairs of certain airborne dipping sonars, and (3) a $3.5 million charge on a telemetry earth station contract, relating to the resolution of a customer dispute. Additionally, operating margin increased by 0.6 percentage points due to indirect cost reductions, primarily for airport security products. These increases in operating margin were partially reduced by a 0.4 percentage point reduction because of lower margins from the Titan acquired businesses and a 0.4 percentage point reduction related to SFAS 123R stock-based compensation expense.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the 2006 First Half and the 2005 First Half. The first table presents the selected data for each of L-3’s U.S. Government contractor businesses and L-3’s commercial businesses. The second table presents the selected data by reportable segment. See Note 16 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Six months Ended June 30,
	2006	2005
	(in millions, except percentages)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$5,424.5	$3,609.5
Commercial, primarily products	562.7	428.6
Consolidated sales	$5,987.2	$4,038.1
Operating income:
Contracts, primarily U.S. Government	$545.9	$394.4
Commercial, primarily products	59.1	29.7
Litigation charge	(129.0)	—
Stock-based charge	(39.2)	—
Consolidated operating income	$436.8	$424.1
Operating margin(1):
Contracts, primarily U.S. Government	10.1%	10.9%
Commercial, primarily products	10.5%	6.9%
Litigation charge	(2.1)%	—
Stock-based charge	(0.7)%	—
Consolidated operating margin	7.3%	10.5%

	Six months Ended June 30,
	2006	2005
	(in millions, except percentages)
Reportable Segment Presentation
Sales:(2)
C3ISR	$1,415.1	$861.6
Government Services	1,430.5	587.7
AM&M	1,174.5	1,155.9
Specialized Products	1,967.1	1,432.9
Consolidated sales	$5,987.2	$4,038.1
Operating income:
C3ISR	$149.0	$108.9
Government Services	125.5	55.7
AM&M	109.2	113.3
Specialized Products	221.3	146.2
Total segment operating income	$605.0	$424.1
Litigation Charge	(129.0)	—
Stock-Based Charge	(39.2)	—
Consolidated operating income	$436.8	$424.1
Operating margin:(1)
C3ISR	10.5%	12.6%
Government Services	8.8%	9.5%
AM&M	9.3%	9.8
Specialized Products	11.3%	10.2
Total segment operating margin	10.1%	10.5%
Litigation Charge	(2.1)%	—
Stock-Based Charge	(0.7)%	—
Consolidated operating margin	7.3%	10.5%

(1)	Operating margin is equal to operating income as a percentage of sales.

(2)	Sales are after intersegment eliminations. See Note 16 to our unaudited condensed consolidated financial statements.

Consolidated Results of Operations

For the 2006 First Half, consolidated sales increased by $1,949.1 million, or 48.3%, to $5,987.2 million from consolidated sales of $4,038.1 million for the 2005 First Half. The increase in consolidated sales from acquired businesses was $1,558.1 million, or 38.6%, including $1,285.7 million from the Titan acquired businesses. Consolidated organic sales growth was 9.7%, or $391.0 million. Organic sales growth for our defense businesses was 11.3%, or $408.5 million, driven primarily by strong demand for training, intelligence support services, ISR systems, secure networked communications systems, aircraft modification, simulation devices, combat vehicle propulsion systems, naval power and control systems, navigation and guidance products and acoustic undersea anti-submarine warfare products. Organic sales for our commercial businesses declined by $17.5 million, or 4.1%, primarily due to volume declines for airport security systems caused by less procurement of explosive detection systems (EDS) by the U.S. Transportation Security Administration (TSA). See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Sales from our Government Businesses increased by $1,815.0 million, or 50.3%, to $5,424.5 million for the 2006 First Half from $3,609.5 million for the 2005 First Half. The increase in sales from acquired businesses was $1,406.5 million, or 39.0%, primarily from Titan and, as discussed above, organic sales growth was $408.5 million.

Sales from our Commercial Businesses increased by $134.1 million, or 31.3%, to $562.7 million for the 2006 First Half from $428.6 million for 2005 First Half. The increase in sales from acquired businesses was $151.6 million, or 35.4%, primarily from SAM and, as discussed above, partially offset by a decline in organic sales of $17.5 million.

Consolidated costs and expenses increased by $1,768.2 million, or 48.9%, to $5,382.2 million for the 2006 First Half from $3,614.0 million for the 2005 First Half. Costs and expenses for our Government Businesses increased by $1,663.5 million, or 51.7%, to $4,878.6 million for the 2006 First Half from $3,215.1 million for the 2005 First Half. The increase to costs and expenses for our Government Businesses due to acquired businesses was $1,284.9 million. The remaining increase was primarily attributable to our organic sales growth. Costs and expenses for our Commercial Businesses increased by $104.7 million, or 26.2%, to $503.6 million for the 2006 First Half from $398.9 million for the 2005 First Half. The increase to costs and expenses for our Commercial Businesses due to acquired businesses was $144.6 million. The increase was partially offset primarily due to lower costs and expenses at our Security and Detection Systems business due to cost reductions and volume declines for airport security systems.

G&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $498.3 million for the 2006 First Half, compared to $342.7 million for the 2005 First Half. The increase in G&A, IRAD and B&P costs of $155.6 million was primarily attributable to acquired businesses, and organic sales growth primarily for ISR systems and products, and secure networked communications. See Note 5 to our unaudited condensed consolidated financial statements for additional information on our inventoried contract costs.

Cost of sales for our Commercial Businesses increased by $83.8 million, or 29.9%, to $364.3 million for the 2006 First Half from $280.5 million for the 2005 First Half. The increase in cost of sales was primarily due to increased costs attributable to the SAM and Mobile-Vision acquired businesses and our increased ownership interest in METI, partially offset by cost reductions for security systems. G&A expenses increased by $17.2 million to $102.1 million for the 2006 First Half from $84.9 million for the 2005 First Half due to $24.7 million of G&A expenses for certain businesses acquired in 2006, partially offset by lower G&A expenses at our Security and Detection Systems business due to cost improvements. G&A expenses declined as a percentage of sales to 18.1% from 19.8%, which was due primarily to higher sales volume. R&D expenses increased by $3.7 million to $37.2 million for the 2006 First Half from $33.5 million for the 2005 First Half, primarily due to $3.8 million of higher R&D expenses for commercial aviation products and $3.6 million of R&D for certain acquired businesses, partially offset by lower R&D for Security and Detection products.

Consolidated operating income increased by $12.7 million, or 3.0%, to $436.8 million for the 2006 First Half, compared to $424.1 million for the 2005 First Half, and consolidated operating margin declined by 3.2 percentage points to 7.3% for the 2006 First Half, compared to 10.5% for the 2005 First Half. Excluding the Litigation Charge of $129.0 million and the Stock-Based Charge of $39.2 million, operating income increased by $180.9 million, or 42.7%, to $605.0 million for the 2006 First Half, compared to $424.1 million for the 2005 First Half, and consolidated operating margin declined by 0.4 percentage points to 10.1% for the 2006 First Half, compared to 10.5% for the 2005 First Half. Improved contract performance and cost reductions increased consolidated operating margin by 0.4 percentage points, and was offset by a 0.5 percentage point reduction for lower margins from the Titan acquired businesses and a 0.3 percentage point reduction due to SFAS 123R stock-based compensation expense. Operating income for our Government Businesses increased by $151.5 million, or 38.4%, to $545.9 million for the 2006 First Half from $394.4 million for the 2005 First Half primarily due to $121.6 million of operating income from acquired businesses and higher sales volume, partially offset by lower operating margins due to SFAS 123R stock-based compensation expense. Operating margin decreased by 0.8 percentage points to 10.1% for the 2006 First Half from 10.9% for the 2005 First Half primarily due to lower margins at the Titan acquired businesses and SFAS 123R stock-based compensation expense. Operating income for our Commercial Businesses increased by $29.4 million, or 99.0%, to $59.1 million for the 2006 First Half from $29.7 million for the 2005 First Half primarily due to $7.0 million of operating income from acquired businesses and higher operating margin. Operating margin increased by 3.6 percentage points to 10.5% for the 2006 First Half from 6.9% for the 2005 First Half, primarily due to a 2.0 percentage point increase from higher margins for our security systems business resulting from cost improvements. The remaining increase in operating margin was primarily due to a $3.5 million charge recorded in the 2005 Second Quarter on a telemetry earth station contract, relating to the resolution of a customer dispute, which did not recur in 2006, and higher margins on sales volume for microwave products.

Interest and other (income) expense, net was income of $8.0 million for the 2006 First Half, compared with income of $5.6 million for the 2005 First Half. The increase in other income includes $3.5 million of interest income from the favorable settlement of a claim during the 2006 first quarter.

Interest expense increased by $68.2 million, or 89.0%, to $144.8 million for the 2006 First Half, compared to $76.6 million for the 2005 First Half, primarily due to interest incurred on debt issued in July 2005 to finance the Titan acquisition.

Minority interests in net income of consolidated subsidiaries decreased by $0.5 million to $4.9 million for the 2006 First Half from $5.4 million for 2005 First Half.

The effective income tax rate for the 2006 First Half decreased to 36.1% from 36.2% for the 2005 First Half. The effective income tax rate for the 2006 First Half excluding the Litigation and Stock-Based Charges was 36.9%. The increase in the effective income tax rate excluding these charges was primarily due to the expiration of certain income tax benefits relating to research and experimentation credits on December 31, 2005, partially offset by income tax benefits relating to foreign tax credits on the repatriation of certain foreign earnings.

L-3 Holdings’ basic EPS decreased by $0.34, or 18.0%, to $1.55 for the 2006 First Half, compared to $1.89 per share for the 2005 First Half. Excluding the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.21 per share, basic EPS increased by $0.50, or 26.5%, to $2.39 for the 2006 First Half, compared to $1.89 for the 2005 First Half. Diluted EPS decreased by $0.32, or 17.4%, to $1.52 for the 2006 First Half, compared to $1.84 per share for the 2005 First Half. Excluding the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.21 per share, diluted EPS increased by $0.52, or 28.3%, to $2.36 for the 2006 First Half, compared to $1.84 for the 2005 First Half. SFAS 123R stock-based compensation expense reduced the 2006 First Half diluted EPS by $0.12 compared to the 2005 First Half. Net income decreased by $33.1 million, or 14.9% to $188.7 million for the 2006 First Half, compared to $221.8 million for the 2005 First Half. Excluding the after tax Litigation Charge of $78.2 million and the after tax Stock-Based Charge of $25.5 million, net income increased by 31.8%, to $292.4 million for the 2006 First Half, compared to $221.8 million for the 2005 First Half.

Reportable Segment Results of Operations

C3ISR

For the 2006 First Half, sales increased by $553.5 million, or 64.2%, to $1,415.1 million from sales of $861.6 million for the 2005 First Half. The increase in sales from acquired businesses was $446.6 million, primarily related to the Titan acquired businesses. Organic sales growth was $106.9 million, or 12.4%, driven by demand for upgrades resulting in higher sales of $87.7 million for airborne mission and ISR systems and $56.3 million for secure networked communications systems, partially offset by $37.1 million of lower sales primarily for STE. The reasons for these trends are similar to those that affected the 2006 Second Quarter.

C3ISR generated operating income of $149.0 million for the 2006 First Half, compared to $108.9 million for the 2005 First Half. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 First Half decreased to 10.5% from 12.6% for the 2005 First Half. The decrease in operating margin is primarily due to a 0.5 percentage point reduction from the Titan acquired businesses, a 1.3 percentage point reduction due to trends similar to those that affected the 2006 Second Quarter, and a 0.3 percentage point reduction related to SFAS 123R stock-based compensation expense.

GOVERNMENT SERVICES

For the 2006 First Half, sales increased by $842.8 million, or 143.4%, to $1,430.5 million from sales of $587.7 million for the 2005 First Half. The increase in sales from acquired businesses was $694.0 million, primarily related to the Titan acquired businesses. Organic sales growth was $148.8 million, or 25.3%, driven primarily by increased sales volume of $101.3 million for training and intelligence support services, $31.1 million for communications systems and $16.4 million for engineering support for the same reason as discussed above in the 2006 Second Quarter. Total sales from the linguist contract were $294.7 million for the 2006 First Half, or 4.9% of our consolidated sales.

Government Services generated operating income of $125.5 million for the 2006 First Half, compared to $55.7 million for the 2005 First Half. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 First Half decreased to 8.8% from 9.5% for the 2005 First Half, primarily due to a 0.8 percentage point reduction because of lower margins from the Titan acquired businesses and a 0.3 percentage point reduction related to SFAS 123R stock-based compensation expense. These decreases were partially offset by an increase in operating margin of 0.4 percentage points primarily due to improved cost performance from lower indirect costs for the 2006 First Half.

AM&M

For the 2006 First Half, sales increased by $18.6 million, or 1.6%, to $1,174.5 million from sales of $1,155.9 million for the 2005 First Half. The increase in sales from the acquired business was $13.8 million. Organic sales growth was $4.8 million, or 0.4%, driven by increased sales volume of $21.3 million for aircraft modification and $5.6 million of higher sales for the competitively awarded Canadian Maritime Helicopter Programs (MHP). Sales volume for base support operations increased by $18.1 million. However, the sales growth rate for base support operations slowed during the 2006 First Half as compared to that for the 2005 First Half. These increases were partially offset by lower sales volume of $40.2 million for aircraft support services, primarily due to the loss of a utility aircraft support contract during the 2005 third quarter.

AM&M generated operating income of $109.2 million for the 2006 First Half, compared to $113.3 million for the 2005 First Half. The decrease in operating income was primarily due to lower operating margins. Operating margin for the 2006 First Half decreased to 9.3% from 9.8% for the 2005 First Half, primarily due to a 0.3 percentage point reduction related to SFAS 123R stock-based compensation expense and lower award fees on a contract in the 2006 Second Quarter.

SPECIALIZED PRODUCTS

For the 2006 First Half, sales increased by $534.2 million, or 37.3%, to $1,967.1 million from sales of $1,432.9 million in the 2005 First Half. The increase in sales from acquired businesses was $403.7 million. Acquired businesses primarily include SAM, which was acquired on January 31, 2006, and, certain divisions of Titan, ETI and Combat Propulsion Systems, all of which were acquired in 2005. Organic sales growth was $130.5 million, or 9.1%, similar to the trends affecting the 2006 Second Quarter, were primarily due to higher sales volume of: (1) $49.1 million for combat vehicle propulsion systems, (2) $39.6 million for simulation devices, (3) $25.4 million for acoustic undersea anti-submarine warfare products, (4) $23.8 million for navigation and guidance systems and (5) $19.2 million for naval power equipment. These increases were partially offset by volume declines of $11.0 million for airport security systems.

Specialized Products generated operating income of $221.3 million for the 2006 First Half, compared to $146.2 million for the 2005 First Half. The increase in operating income was primarily due to higher sales volume and higher operating margins. Operating margin for the 2006 First Half increased to 11.3% from 10.2% for the 2005 First Half, primarily due to trends similar to those that affected the 2006 Second Quarter results.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. As of June 30, 2006, we had available borrowings of $844.7 million under our revolving credit facility, after reductions for outstanding borrowings of $68.0 million and outstanding letters of credit of $87.3 million. Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, recently announced business acquisitions, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments and L-3 Holdings’ dividends for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $380.2 million to $3,284.6 million at June 30, 2006 from $2,904.4 million at December 31, 2005. The increase included (i) $173.5 million of acquired contracts-in-process balances for business acquisitions and (ii) $206.7 million principally from:

•	increases of $120.1 million in unbilled contract receivables due to sales exceeding billings for simulation devices, secure networked communications systems, acoustic undersea anti-submarine warfare products, training services and airport security systems;

•	increases of $40.1 million in billed receivables due to billings for intelligence support and operations services, combat vehicle propulsion systems and aircraft modifications. These increases were partially offset by collections for aircraft support services, secure communications products and airport security systems;

•	increases of $34.9 million in inventoried contract costs, primarily for secure networked communications, electro-optic/infrared systems, electron and power systems and secure communications products. These increases were partially offset by deliveries for combat propulsion systems and funding of intelligence support and operations services; and

•	increases of $11.6 million in inventories at lower of cost or market primarily due to increases for international maritime power and control systems.

L-3’s days sales outstanding (DSO) was 75.8 at June 30, 2006, compared with 75.2 at December 31, 2005. The increase in DSO was primarily due to the timing of the items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $12,047.0 million for the twelve month period ended June 30, 2006), multiplied by 365.

The increase in property, plant and equipment (PP&E) during the 2006 First Half was principally due to capital expenditures and to the SSG and Crestview business acquisitions completed during the 2006 Second Quarter. The percentage of depreciation expense to average gross PP&E decreased to 6.0% for the 2006 First Half from 6.1% for the 2005 First Half. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $659.6 million to $7,559.4 million at June 30, 2006 from $6,899.8 million at December 31, 2005. The increase was due to: (i) $653.0 million for business acquisitions completed during the 2006 First Half, (ii) $3.4 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture, and (iv) $4.8 million primarily for additional purchase price payments for certain business acquisitions completed prior to January 1, 2006, related to final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period. These increases to goodwill were partially reduced by $9.7 million relating to the favorable resolution of the AIS purchase price.

The decrease in other assets was primarily due to the collection of insurance proceeds for the amount we paid to settle certain litigation related to the Titan acquired business.

The increase in accounts payable was primarily due to balances from business acquisitions completed during the 2006 First Half and to the timing of payments for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was due to the timing of payroll dates for salaries and wages and to balances from business acquisitions completed during the 2006 First Half. The increase in accrued expenses was primarily due to balances from business acquisitions completed during the 2006 First Half and to the timing of invoices received for subcontractor services. The increase in billings in excess of costs and estimated profits was primarily due to cash collections for contractual milestone billings on certain electron and power system contracts (revenue arrangements). The increase in customer advances was primarily due to balances from business acquisitions completed during the 2006 First Half. The increase in other current liabilities was primarily due to the Litigation Charge discussed above, and to balances from business acquisitions completed during the 2006 First Half. The increase in pension and postretirement benefit liabilities was primarily due to the balance from the acquisition of SAM and to pension expenses of $54.1 million, which were partially offset by pension cash contributions of $26.8 million during the 2006 First Half. The decrease in other liabilities was primarily due to the amount we paid to settle certain litigation related to the Titan acquired business.

Statement of Cash Flows

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

We had cash and cash equivalents of $184.2 million at June 30, 2006 and $393.9 million at December 31, 2005. The table below provides a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
	2006	2005
	(in millions)
Net cash from operating activities	$474.7	$360.5
Net cash used in investing activities	(786.5)	(633.1)
Net cash from financing activities	102.1	29.9
Net decrease in cash	$(209.7)	$(242.7)

Operating Activities

We generated $474.7 million of cash from operating activities during the 2006 First Half, an increase of $114.2 million from the $360.5 million generated during the 2005 First Half. Net income decreased by $33.1 million. Non-cash expenses increased by $70.1 million to $230.5 million for the 2006 First Half from $160.4 million for the 2005 First Half, primarily due to the non-cash Stock-Based Charge of $31.1 million, higher contributions to employee savings plans in L-3 Holdings’ common stock of $24.0 million, higher employee stock-based compensation expense of $20.1 million due to the implementation of SFAS 123R, higher depreciation expense of $11.8 million and higher amortization expense for identifiable intangible assets of $11.9 million. The increases in non-cash expenses were partially offset by lower deferred income tax expense of $29.8 million due to the $50.8 million of income tax benefits related to the Litigation Charge and the $13.7 million of income tax benefits related to the Stock-Based Charge. During the 2006 First Half, cash generated from changes in operating assets and liabilities was $55.5 million, compared to a $21.7 million use of cash for the 2005 First Half. The use of cash for contracts in process was primarily driven by increases in contract receivables and inventoried contract costs for our defense businesses, as discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’ The sources and uses of cash, excluding the effects of businesses acquired during the 2006 First Half, from other assets, accounts payable, accrued expense, accrued employment costs, billings in excess of costs and estimated profits, other current liabilities and other liabilities are as discussed above under ‘‘Balance Sheet.’’ The source of cash from the change in pension and postretirement benefit liabilities was due to pension expenses exceeding pension cash contributions. We made $26.8 million of pension contributions during the 2006 First Half and we expect to contribute approximately $97.0 million to our pension plans for all of 2006.

Investing Activities

During the 2006 First Half, we used $724.3 million of cash for business acquisitions. We paid $685.6 million in connection with the 2006 First Half business acquisitions, primarily for SAM, Crestview and for the other 2006 business acquisitions discussed above. We also paid $20.7 million for the remaining contractual purchase price for the ASIT acquisition and $10.8 million for an additional 10% interest in the Army Fleet Support Joint Venture, which increased our total ownership interest to 90%. We also paid $9.3 million for earnouts and $7.6 million primarily for adjustments to the contractual purchase prices for certain business acquisitions. In January 2006, we received $9.7 million from the Raytheon Company as a result of the favorable ruling by the arbitrator that reduced the AIS purchase price.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility in an aggregate amount equal to $750.0 million and a $1.0 billion revolving credit facility.

At June 30, 2006, borrowings under the term loan facility were $750.0 million, and available borrowings under our revolving credit facility were $844.7 million after reductions for outstanding borrowings of $68.0 million and outstanding letters of credit of $87.3 million. Total debt outstanding was $4,702.2 million at June 30, 2006, compared to $4,633.5 million at December 31, 2005. The increase in debt of $68.7 million was primarily for borrowings of $68.0 million under our revolving credit facility to partially finance the acquisition of Crestview, which was completed on June 29, 2006.

Debt Covenants.    The senior credit facility and indentures governing the senior subordinated notes contain financial covenants and other restrictive covenants. See Note 9 to our consolidated financial statements for the year ended December 31, 2005 for a description of our debt and related financial covenants at December 31, 2005. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by substantially all of L-3 Holdings’ domestic subsidiaries, including L-3 Communications. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings regular quarterly cash dividend by 50% to $0.1875 per share.

L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Amount Paid
February 7, 2006	February 22, 2006	$0.1875	March 15, 2006	$22.8
April 25, 2006	May 17, 2006	$0.1875	June 15, 2006	23.0

On July 11, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per share payable on September 15, 2006 to shareholders of record at the close of business August 17, 2006.

Contingencies and other uncertainties

For a discussion of risks and uncertainties that could impact our results of operation, financial condition, or cash flows, see Note 13 to our unaudited condensed consolidated financial statements, as well as the factors discussed in ‘‘Part I, Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December, 31, 2005.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS 123R. The fair value based method requires that we expense all stock-based employee compensation. The provisions of SFAS 123R permit two alternative transition methods, of which we have selected the modified prospective method. Accordingly, we have expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated. Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The consolidated statement of operations for the three months ended June 30, 2006 includes compensation expense of $10.8 million ($7.8 million after income taxes) and for the six months ended June 30, 2006 includes compensation expense of $22.2 million ($15.6 million after income taxes). These amounts do not include the charge of $39.2 million ($25.5 million after income taxes) recorded in the 2006 Second Quarter pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter related to stock-based awards granted during the period from May 1998 to July 2003. Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and historically did not recognize compensation expense on awards of employee stock options and Employee Stock Purchase Plan discounts. However, we determined that the accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 to our unaudited condensed consolidated financial statements and ‘‘Review of Past Stock Options Granting Procedures’’ above for the scope and findings of the review. Had we previously recognized compensation expense in accordance with SFAS 123, we would have recognized an incremental pre-tax charge of $10.2 million ($6.4 million after income taxes) related to stock-based awards for the three months ended June 30, 2005 and an incremental pre-tax charge of $19.0 million ($11.9 million after income taxes) for the six months ended June 30, 2005. At June 30, 2006, there was $19.2 million ($11.7 million after income taxes) of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 6.1 years. As of June 30, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $20.9 million ($12.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 1.9 years.

For more information on the adoption of SFAS 123R and its impact on our financial statements, see Note 11 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

For a discussion of our recently issued accounting statements, see Note 17 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors including ones that are beyond our control, such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements), including, but not limited to our ability to retain the Linguist contract, which expires in September 2006.

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements);

•	our ability to continue to acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired business operations;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters or government investigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses, including Titan, may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the FCPA, including Titan's ability to obtain export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, including Titan, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 14 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the six months ended June 30, 2006.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under our senior credit facility, which includes a senior revolving credit facility and a term loan facility. We had outstanding term loan borrowings of $750.0 million and outstanding revolving credit borrowings of $68.0 million under our senior credit facility at June 30, 2006. All of our financial instruments that are sensitive to changes in interest rates are denominated in U.S. dollars. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

ITEM 4.

 CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibit 31.1 for the Certification Statement issued by the Interim Chief Executive Officer and Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, as part of our ongoing integration activities related to our business acquisitions, we are in the process of incorporating our internal controls over financial reporting into the businesses acquired during the six months ended June 30, 2006.

Furthermore, in connection with our review of our historical stock-based compensation award practices (see Note 3 to our unaudited condensed consolidated financial statements), we determined that certain Form 4 securities filings (Statement of Changes in Beneficial Ownership) required under Section 16 of the Exchange Act were not made on behalf of executives and directors and in some cases they were not filed accurately or on a timely basis. As of August 9, 2006, the filing date of this Form 10-Q, we have caused all such Form 4 filings to be made or corrected, as the case may be. We have implemented procedures and controls and have provided additional resources to ensure that reportable transactions under Section 16 of the Exchange Act are filed with the SEC on a timely basis.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2 and 3 are not applicable and have been omitted.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2006, at the Company’s Annual Meeting of Stockholders, the following proposals were acted upon:

(1)	Three nominees for the Board of Directors were elected to three-year terms expiring in 2009. The votes were as follows:

	For	Withheld
Peter Cohen	104,810,342	1,789,277
Robert B. Millard	104,897,528	1,693,091
Arthur L. Simon	104,676,644	1,913,975

Directors whose term of office continued after the Company’s 2006 Annual Meeting of Shareholders and who were not subject to election at the 2006 Annual Meeting of Shareholders are Frank C. Lanza, John M. Shalikashvili and John P. White, whose terms expire in 2008, and Thomas A. Corcoran, Claude R. Canizares and Alan H. Washkowitz whose terms expire in 2007. Frank C. Lanza passed away on June 6, 2006 and the Company is in the process of selecting a permanent successor.

(2)	The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for 2006 was ratified. The votes were as follows:

For	103,885,799
Against	2,013,833
Abstain	690,987

(3)	An amendment to increase the maximum number of shares that may be issued under the L-3 Communications Corporation Employee Stock Purchase Plan to 8,000,000 was approved. The votes were as follows:

For	83,073,343
Against	2,069,178
Abstain	1,798,481

ITEM 5.

OTHER INFORMATION

On June 6, 2006, the Company’s co-founder and Chairman and Chief Executive Officer, Frank C. Lanza, passed away. Following the passing of Mr. Lanza, the Company’s Board of Directors elected Michael T. Strianese, Chief Financial Officer, to serve in an interim capacity as Chief Executive Officer until a permanent successor is selected. The Company’s Board of Directors also appointed Robert B. Millard as non-executive chairman.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on August 9, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: August 9, 2006	By:	/s/ Michael T. Strianese
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.		Description of Exhibit
3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
**10	.11	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement adopted on August 2, 2006.
**10	.12	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Unit Agreement adopted on August 2, 2006.
10.15		Summary of Non-employee Director Compensation and Interim CEO Compensation (incorporated by reference to the Registrants' Current Report on Form 8-K filed on July 14, 2006).
**10	.55	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10	.63	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10	.65	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10	.68	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10	.71	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.

Exhibit No.		Description of Exhibit
**10	.73	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
*11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12		Ratio of Earnings to Fixed Charges.
**31		Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32		Section 1350 Certification.

*	The information required in this exhibit is presented on Note 10 to the unaudited condensed consolidated financial statements as of June 30, 2006 in accordance with the provisions of SFAS
No. 128, Earnings Per Share.

**	Filed herewith.