Form 10-K
period 2006-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2007-02-28
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes       No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $9.2 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 124,517,695 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and Exchange Commission (‘‘SEC’’) pursuant to Regulation 14A relating to the Registrant’s Annual Meeting of Shareholders, to be held on April 24, 2007, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. Such proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

For convenience purposes in this filing on Form 10-K, ‘‘L-3 Holdings’’ refers to L-3 Communications Holdings, Inc., and ‘‘L-3 Communications’’ refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’ refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.	Business

L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. The only obligations of L-3 Holdings at December 31, 2006 are: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which are jointly and severally guaranteed by the existing and future domestic subsidiaries of L-3 Holdings that guarantee any other indebtedness of L-3 Holdings or any of its domestic subsidiaries, including L-3 Communications, (2) its guarantee of the indebtedness under the bank credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. In order to generate the funds necessary to pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

Overview

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading merchant supplier of high technology products and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

For the year ended December 31, 2006, we generated: (1) sales of $12,476.9 million, (2) net cash from operating activities of $1,074.3 million, and (3) operating income of $1,110.9 million. Our direct and indirect sales to the DoD represented approximately 73% of our consolidated sales. Our remaining sales in 2006 were approximately 7% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 7% to allied foreign governments, and approximately 13% to commercial customers, domestic and foreign. Total foreign sales, including foreign government and commercial customers were approximately 14% of consolidated sales for 2006.

We have the following four reportable segments:    (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance, and (4) Specialized Products. Financial information for our reportable segments, including financial information about geographic areas, is included in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and in Note 19 to our audited consolidated financial statements.

Business Strategy

We intend to grow our sales both organically and through the acquisition of complementary businesses, as well as our operating income, earnings and operating cash flows, and build on our position as a leading supplier of systems, subsystems, products and services to the DoD and other U.S. Government agencies, major aerospace and defense prime contractors and allied foreign governments. Our strategy includes:

Expanding Customer Relationships.    As an independent supplier, we anticipate that our growth will partially be driven by expanding our share of existing programs and by participating in new programs. We intend to identify opportunities where we are able to use our existing customer relationships and leverage the capabilities of our various businesses to expand the scope of our products and services and to obtain new customers. We also expect to benefit from continued outsourcing of subsystems and products by prime contractors, which positions us to be a supplier to multiple bidders on prime contract bids. We also intend to grow our sales through increased collaboration efforts among our businesses, including combining select products into subsystems that we can offer to our customers.

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

Increase Cost Competitiveness.    We intend to continue to improve our operating performance and increase our operating income by continuing to reduce overhead expenses and consolidate certain of our businesses, business processes and facilities. We also will accomplish this objective by effectively working with our suppliers and vendors.

Leveraging Technical and Market Leadership Positions.    We are applying our technical knowledge, expertise and capabilities to expand our core defense businesses and apply them to certain closely aligned defense markets and applications, such as homeland security.

Maintaining Diversified Business Mix.    We have an attractive customer profile and a diverse and broad business mix, with limited reliance on any single program. We also have a balance of cost-reimbursable type, time-and-material type and fixed-price type contracts with significant follow-on business opportunities.

Develop and Retain Highly Talented Management and Technical Employees.    The success of our businesses, including their ability to retain existing business and to successfully compete for new business is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees. We intend to retain and develop our existing employees and recruit and hire new qualified and skilled employees through training, competitive compensation, organizational and staff development, as well as effective recruiting.

Capitalizing on Strategic Business Acquisition Opportunities.    In addition to expanding our existing product base through new product development efforts and bid and proposal efforts, we intend to continue to acquire select businesses that will add new products, services, technologies or customers in areas that complement or extend our existing businesses and technologies.

Selected Recent Business Acquisitions

During the year ended December 31, 2006, we used cash of $942.7 million for business acquisitions. See ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions’’ for additional details about our 2006 business acquisitions, including details of their purchase prices (excluding adjustments for the net cash acquired and acquisition costs). The table below summarizes our more significant 2006 business acquisitions in chronological order.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
SAM Electronics GmbH (SAM)	January 31, 2006	Shareholders of SAM	$188.7	Manufacturer and supplier of electrical and electronic systems to commercial shipbuilders and allied foreign navies.
SafeView, Inc. and CyTerra Corporation	March 2006	Shareholders of SafeView and CyTerra	$190.6	SafeView develops and manufactures non-invasive security systems and portals; CyTerra develops and manufactures sophisticated sensors with threat detection capabilities for the military and homeland security markets.

Business	Date Acquired	Acquired From	Purchase Price ($ millions)	Business Description
Crestview Aerospace Corporation (Crestview)	June 29, 2006	Shareholders of Crestview	$146.3	Provides aircraft structures, major airframe assemblies and military aircraft modifications for prime system contractors and original equipment manufacturers.
TRL Electronics plc (TRL)	July 12, 2006	Shareholders of TRL	$171.4	Provides advanced radio and satellite communications systems.

Products and Services

C3ISR Reportable Segment

The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time, the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. The businesses in this reportable segment also provide C3 systems and secure, high data rate communications systems and equipment for military and other U.S. Government and foreign government intelligence, reconnaissance and surveillance applications. We believe that our products and services are critical elements for a substantial number of major communication, command and control, intelligence gathering and space systems. Our products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Major products and services for this reportable segment include:

•	highly specialized fleet management sustainment and support, including procurement, systems integration, sensor development, modifications and periodic depot maintenance for SIGINT and ISR special mission aircraft and airborne surveillance systems;

•	strategic and tactical SIGINT systems that detect, collect, identify, analyze and disseminate information;

•	secure data links that enable real-time information collection and dissemination to users of networked communications for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our C3ISR reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
ISR Systems
•	Prime mission systems integration, sensor development and operations and support	•	Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	•	U.S. Air Force (USAF) and allied foreign militaries ISR aircraft platforms
•	Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	•	Measurement collection and signal intelligence, special missions	•	DoD and special customers within the U.S. Government
Networked Communications
•	Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	•	High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	•	Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites
•	Multi-band Manpack Receivers	•	Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	•	U.S. Special Operations Command (USSOCOM), USAF and other DoD customers
•	Satellite command and control sustainment and support	•	Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	•	USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges
C3ISR Support Services
•	ISR operations and support	•	Data link support and services, special applications, classified projects, spares and repairs	•	USAF and U.S. Army ISR aircraft platforms
Secure Communications Products
•	Secure communication terminals and equipment, and secure network encryption products	•	Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	•	DoD and U.S. Government intelligence agencies

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Ground-based satellite communication terminals and payloads	•	Interoperable, transportable ground terminals	•	DoD and U.S. Government intelligence agencies
•	Satellite communication and tracking systems	•	On-board satellite external communications, video systems, solid state recorders and ground support equipment	•	International Space Station, Space Shuttle and various satellites
•	Shipboard communications systems	•	Internal and external communications (radio rooms)	•	U.S. Navy (USN), U.S. Coast Guard and allied foreign navies

Government Services Reportable Segment

The businesses in this reportable segment provide a full range of engineering, technical, advisory, training and support services to the DoD and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and foreign countries that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist services and related management to support contingency operations and current intelligence-gathering requirements;

•	aviation and maritime services in support of maritime and expeditionary warfare;

•	intelligence solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services;

•	technical and management services, which provides support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise information technology (IT) support, systems and other services to U.S. federal agencies and the DoD.

The table below provides additional information for the products and services, selected applications and selected platforms or end users of our Government Services reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Training systems, courseware and doctrine development	•	Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	•	U.S. Army, U.S. Marine Corps (USMC), U.S. Department of State, U.S. Department of Justice (DoJ) and allied foreign governments
•	Communication systems and software engineering services	•	Value-added, critical software support for C3ISR systems, electronic warfare and fire support systems	•	U.S. Army Communications – Electronics Command (CECOM)
•	Acquisition management and staff augmentation	•	Rapid fielding support for combatants and physical location management	•	U.S. Army
•	Battlefield and weapon simulation	•	Missile system modeling and simulation and design and manufacture custom ballistic missile targets	•	U.S. Missile Defense Agency (MDA)
•	System support and concept operations (CONOPS)	•	C3ISR, modeling and simulation	•	DoD, MDA, U.S. Government intelligence agencies, NASA
•	Information technology (IT) services	•	IT infrastructure modernization and operations	•	U.S. Government intelligence agencies
•	Information management and IT systems support and software design, development and systems integration	•	Intelligence and operations support, C3 systems, network centric operations and information operations	•	DoD and U.S. Government intelligence agencies
•	Systems acquisition and advisory support and comprehensive operational support services	•	Requirements definition, program management, planning and analysis, systems engineering and integration, intelligence analysis and managing and network engineering	•	U.S. Army, USAF, USN and DHS
•	Linguistic, interpretation, translation and analyst services	•	Counterintelligence, threat protection and counter terrorism	•	U.S. Army

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Systems engineering, operations analysis, research and technical analysis	•	Systems engineering and operational analysis of most aircraft and vessels in the USN fleet, C3, Computers (C4) systems acquisitions, logistics and administrative support, as well as systems life cycle support	•	USN and USMC
•	Network and enterprise administration and management	•	Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	•	U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM and National Aeronautics and Space Administration (NASA)
•	Weapons Training	•	Laser marksmanship training systems and advanced integrated technologies for security products and services	•	DoD and law enforcement agencies
•	Surveillance systems and products, including installation and logistics support	•	Automated security systems for bases and force protection, and remote surveillance for U.S. borders	•	DHS and USAF

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

The businesses in this reportable segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

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

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our AM&M reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Aircraft Modernization
•	Modernization and life extension maintenance upgrades and support	•	Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products	•	USSOCOM, USN, USAF, Canadian DND, various military, fixed and rotary wing aircraft and Head of State (HOS) aircraft
Base Operations Support and Aircraft Services
•	Logistics support, maintenance and refurbishment	•	Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	•	U.S. Army, USAF, USN, USSOCOM, Canadian DND and other allied foreign militaries
•	Contract Field Teams (CFT)	•	Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	•	U.S. Army, USAF, USN and USMC
•	Contractor operated and managed base supply (COMBS)	•	Inventory management activities relating to flight support and maintenance, including procurement and field distribution	•	Military training and cargo aircraft

Specialized Products Reportable Segment

The businesses in this reportable segment provide a broad range of products, including components, subsystems and systems, to military and commercial customers in several niche markets. Major products for this reportable segment include:

•	naval warfare products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

•	naval ship modernization, modification, repair and overhaul;

•	Shipboard electrical power and electronic drives and propulsion, automation, navigation and communications systems for commercial shipbuilders and allied foreign navies;

•	security systems for aviation and port applications, including those for detection of explosives, concealed weapons and other contraband, and to inspect agricultural products and to examine cargo;

•	telemetry, instrumentation, space and navigation products, including products for tracking and flight termination;

•	premium fuzing products and safety and arming devices for missiles and munitions;

•	imaging products including precision stabilized electro-optic/infrared (EO/IR) sensors for ISR systems, high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems;

•	information products and microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

•	high performance antennas and ground based radomes;

•	training devices and motion simulators, which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles;

•	advanced cockpit avionics products and specialized avionics repair and overhaul for various segments of the aviation market;

•	airborne traffic and collision avoidance systems (TCAS) and terrain awareness warning systems (TAWS) for commercial and military applications;

•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders; and

•	ruggedized custom cockpit displays for military and high-end commercial applications.

The table below provides additional information for the products, selected applications and selected platforms or end users of our Specialized Products reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Power & Control Systems
•	Shipboard electrical power packages, electric drives and propulsion, automation, navigation and communication systems	•	Surface ships ranging from shipping vessels, container carriers, environmental and research ships, ferries and cruise liners	•	Commercial shipbuilders and allied foreign navies
•	Naval power delivery, conversion and switching products	•	Switching, distribution and protection, as well as frequency and voltage conversion	•	Naval submarines, surface ships and aircraft carriers
•	Shipboard electronics racks, rugged computers, rugged displays and communication terminals	•	Ruggedized displays, computers and electronic systems	•	Naval vessels and other DoD applications
Microwave Components
•	Passive components, switches and wireless assemblies	•	Radio transmission, switching and conditioning, antenna and base station testing and monitoring	•	DoD, wireless communications service providers and original equipment manufacturers
•	Satellite and wireless components (channel amplifiers, transceivers, converts, filters and multiplexers)	•	Satellite transponder control, channel and frequency separation	•	SATCOM and wireless communications equipment for DoD and various government agencies
•	Traveling wave tubes, power modules, klystrons and digital broadcast	•	Microwave vacuum electron devices and power modules	•	DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Ultra-wide frequency and advanced radar antennas and radomes	•	Surveillance and radar detection	•	Military fixed and rotary winged aircraft, SATCOM
Simulation & Training
•	Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	•	Advance simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	•	Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries
EO/IR Sensor Products
•	Targeted stabilized camera systems with integrated sensors and wireless communication systems	•	Intelligence Data Collection, Surveillance and Reconnaissance	•	DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms
•	Airborne and ground based high energy laser beam directors and high tracking rate telescopes	•	Directed energy systems, space surveillance, satellite laser ranging and laser communications	•	USAF and NASA
Precision Engagement
•	Global Positioning System (GPS) receivers	•	Location tracking	•	Guided projectiles and precision munitions
•	Navigation systems and positioning navigation units	•	Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	•	USAF, U.S. Army, USMC and NASA
•	Fuzing Products	•	Munitions and electronic and electromechanical safety arming devices (ESADs)	•	Various DoD and allied foreign military customers
Aviation and Display Products
•	Solid state crash protected cockpit voice and flight data recorders	•	Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	•	Commercial transport, business, regional and military aircraft
•	TCAS, TAWS	•	Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	•	Commercial transport, business, regional and military aircraft
•	Advanced cockpit avionics	•	Pilot safety, navigation and situation awareness products	•	Commercial transport, business, regional and military aircraft

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Cockpit and mission displays	•	High performance, ruggedized flat panel and cathode ray tube displays and processors	•	Various military aircraft
Telemetry Products
•	Telemetry and instrumentation systems	•	Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight testing	•	Aircraft, missiles and satellites
Security & Detection Systems
•	Explosives detection systems and airport security systems	•	Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	•	DHS, including the U.S. Transportation and Security Administration (TSA), and domestic and foreign airports, state and local governments
•	Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	•	Aviation, rail and border crossing security	•	TSA, U.S. customs agency, various regulatory authorities and private security companies
Combat Propulsion Systems
•	Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators	•	Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems	•	U.S. Army, USMC and allied foreign ministries of defense, manned/unmanned military platforms
Undersea Warfare Products
•	Airborne dipping sonars, submarine and surface ship towed arrays	•	Submarine and surface ship detection and localization	•	USN and allied foreign navies

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. A table that presents our funded backlog, percent of December 31, 2006 funded backlog expected to be recorded as sales in 2007 and funded orders for each of our reportable segments is located in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog and Orders’’ on page 51.

Major Customers

For the year ended December 31, 2006, direct and indirect sales to the DoD provided approximately 73% of our total sales, of which approximately 58% were direct to the customer, and approximately 42% were indirect through prime system contractors and subcontractors of the DoD. Additionally, our sales to the DoD were distributed among the U.S. Armed Services, and as a percentage of total 2006 sales, approximately 23% to the U.S. Army, 20% was to the U.S. Air Force, 15% to the U.S. Navy and U.S. Marines, and 15% to other defense-wide customers. All U.S. Government customers, including the DoD and federal, state and local agencies, accounted for approximately 80% of our total sales for 2006. For the year ended December 31, 2006, allied foreign governments provided approximately 7% of our total sales, and commercial customers, domestic and foreign, provided approximately 13% of our total sales. For additional information regarding domestic and foreign sales, see Note 19 to our audited consolidated financial statements.

Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2006, our five largest contracts represented 15.6% of our sales in the aggregate. For the year ended December 31, 2006, our largest contract represented 4.9% of our sales and is a cost- plus fixed fee type contract with the U.S. Army’s Intelligence and Security Command (INSCOM) to provide worldwide linguist support services (the ‘‘Linguist Contract’’). INSCOM re-competed the Linguist Contract during 2006 under the Translation and Interpretation Management Services (TIMS) contract, which is the successor contract to the Linguist Contract. In December 2006, INSCOM did not select L-3’s proposal for the TIMS contract, awarding it instead to another contractor. On December 22, 2006, we filed a protest with the U.S. Government Accountability Office (GAO) challenging the evaluation and selection decision for the TIMS contract. The GAO’s review of our protest is scheduled to be completed on or before April 5, 2007.

Research and Development

We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2006, we employed approximately 31,800 engineers, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts, customer funded research and development contracts and production and services contracts. A table that presents L-3’s (i) company-sponsored (independent) research and development costs and (ii) customer-funded research and development costs is located in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development’’ on page 52.

Competition

We encounter intense competition in some of our businesses. We believe that we are a significant supplier for many of the products that we manufacture and services we provide in our DoD, government and commercial businesses.

Our ability to compete for defense contracts depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule performance;

•	maintain an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances; and

•	the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

In some instances, we are the incumbent supplier or have been the sole provider for many years. We refer to such contracts as ‘‘sole-source’’ contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen the particular program to competition. Sole-source contracts are generally re-competed every three to five years. Sole-source contracts accounted for 55% and competitive contracts accounted for 45% of our total sales for the year ended December 31, 2006. Most of our sales are derived from contracts which are awarded on the basis of negotiations or competitive bids.

We believe we are the defense supplier with the broadest and most diverse product portfolio. We supply our products and services to large prime system contractors. However, we also compete directly with select large prime system contractors for (i) certain products and subsystems where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor. We also compete with numerous other aerospace and defense contractors, which generally provide products, subsystems or services. We believe that most of our businesses enjoy the number one or number two competitive position in their market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance.

In addition, our ability to compete for contracts often requires us to ‘‘team’’ with one or more of the large prime system contractors that bid and compete for major platform programs, and our ability to ‘‘team’’ with one or more of the large prime system contractors is often dependent upon the outcome of a competitive process for subcontracts awarded by one of the large prime contractors.

Patents and Licenses

We do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, most of our U.S. Government contracts generally permit us to use patents owned by other government contractors. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most DoD work performed by other companies for the U.S. Government.

Raw Materials

Generally, our businesses engage in limited manufacturing activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although aspects of certain of our businesses require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

A significant portion of our sales are derived from multi-year sole-source contracts (revenue arrangements with periods of performance exceeding one year) as discussed above. We believe that our customers award sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against the five large prime system contractors for major subsystems business. As a consequence of our competitive position, for the year ended December 31, 2006, we won contract awards at a rate in excess of 55% on new competitive contracts that we bid on, and at a rate in excess of 95% on the contracts we rebid for which we were the incumbent supplier.

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

Accounting for the sales on a fixed-price type contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change. On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees achieving 87% of the available award fees on average during the year ended December 31, 2006. We earn award fees on cost plus award fee (CPAF) contracts. Sales from CPAF contracts were approximately $1.0 billion for the year ended December 31, 2006.

We have a diverse business mix with limited reliance on any single program, a balance of fixed-price, cost-reimbursable and time-and-material type contracts, a significant sole-source follow-on business and an attractive customer profile. The table below presents a summary of the percentage of our sales based on the contract-type of the revenue arrangements which generated our sales.

	Year Ended December 31,
Contract-Type	2006	2005	2004
Fixed-price	50.2%	53.2%	60.6%
Cost-reimbursable	31.1%	30.4%	26.9%
Time-and-material	18.7%	16.4%	12.5%
Total sales	100.0%	100.0%	100.0%

Substantially all of our cost-reimbursable type contracts and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See ‘‘Part I — Item 1A — Risk Factors’’ below for a discussion of certain additional business risks specific to our government contracts.

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

We have also assessed the risk of environmental contamination for our various manufacturing facilities, including our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that after considering recorded liabilities, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Certain Acquired Pension Plans

In connection with our 1997 acquisition of the ten business units from Lockheed Martin and the formation of L-3, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to us. Prior to this acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the ‘‘PBGC’’) that requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC’s actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards (SFAS) No. 87, Employee’s Accounting for Pensions (SFAS 87). The PBGC underfunding is related to the Communication Systems — West and Aviation Recorders pension plans (the ‘‘Subject Plans’’).

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

Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse

Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2006, we contributed $17.6 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2006, the aggregate projected benefit obligation was $249.4 million and the aggregate plan assets were $215.4 million for the Subject Plans. At December 31, 2006, we have recorded a liability of $34.0 million for the underfunded status of the Subject Plans.

We believe we have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions that the PBGC contemplates taking in respect of the Subject Plans.

Employees

As of December 31, 2006, we employed approximately 63,700 full-time and part-time employees, 83.8% of whom were located in the United States. Of these employees, approximately 14% are covered by 88 separate collective bargaining agreements with various labor unions. The success of our business is primarily dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances. We believe that relations with our employees are positive.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports, including annual, quarterly and current reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC through our website on the Internet at http://www.L-3com.com.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance Guidelines and charters for each of our board committees through our Internet site, http://www.L-3com.com, by clicking on the ‘‘Corporate Governance’’ link under the heading ‘‘Investor Relations.’’ The Company posts a Code of Ethics and Business Conduct on its Corporate Governance webpage under the link ‘‘Code of Ethics and Business Conduct.’’ The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our president and chief executive officer, our vice president and chief financial officer, and our controller. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (‘‘NYSE’’), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of our code of ethics, any other corporate governance document and periodic report at no cost by contacting Investor Relations at (212) 850-5600.

Item 1A.	Risk Factors

You should carefully consider the following factors and other information contained or incorporated by reference in this Form 10-K, including ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Any of these risks could materially adversely affect our business and our financial condition, results of operations and cash flows, which could in turn materially adversely affect the price of our common stock.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activity or ability to incur additional debt.

In prior years we incurred substantial indebtedness to finance our business acquisitions, including indebtedness incurred in connection with our 2005 acquisition of The Titan Corporation (‘‘Titan’’). At December 31, 2006, we had approximately $4,550 million in aggregate principal amount of outstanding debt, excluding $76.8 million of outstanding letters of credit under our senior credit facility. In addition, we had additional borrowing capacity under our senior credit facility, after reductions for outstanding letters of credit, of $923.2 million at December 31, 2006. In the future, we may borrow more money, subject to limitations imposed on us by our debt agreements.

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

Our level of indebtedness has important consequences to us. These consequences may include:

•	requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•	limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	higher interest expenses due to increases in interest rates on our borrowings that have variable interest rates;

•	heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	impacting debt covenants that limit our ability to borrow additional funds, dispose of assets, pay cash dividends or repurchase shares of our common stock. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2006, we had $9,638.8 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations’’ on pages 49-50.

Our business acquisition strategy involves risks, and we may not successfully implement our strategy.

We seek to selectively acquire companies or assets that complement or extend our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we may not realize the benefits anticipated from these acquisitions, including cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for acquisitions, since such additional financing could be restricted by the terms of our debt agreements.

The process of integrating the operations of acquired businesses, including recent business acquisitions, into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt, as well as more restrictive covenants. We consider and execute strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engage in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities.

We rely on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. At December 31, 2006, we had approximately 1,900 contracts (revenue arrangements) with individual estimated contract values in excess of $1.0 million. Approximately 80%, or $10.0 billion, of our sales for the year ended December 31, 2006 were made directly or indirectly to U.S. Government agencies, including the DoD. For the year ended December 31, 2006, our largest contract was the Linguist Contract and it represented 4.9% of our sales, and sales from our five largest programs amounted to $1,951.8 million, or 15.6% of our sales. As discussed above under ‘‘Major Customers’’, in December 2006, we lost the re-competition of the Linguist Contract when our proposal for the TIMS contract was not selected by INSCOM. We filed a protest challenging the selection of the TIMS contract with the GAO. The GAO’s review of our protest is scheduled to be completed on or before April 5, 2007.

A substantial majority of our total sales are for products and services under contracts with various agencies and procurement offices of the DoD or with prime contractors to the DoD. Although these various agencies, procurement offices and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. Because of this concentration of contracts, if a significant number of our DoD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and cash flows.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results, may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Iraq, Afghanistan or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

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

Our results of operations and cash flows, as well as our valuation of contracts in process are substantially affected by our mix of fixed-price, cost reimbursable and time-and-material type contracts.

A large portion of our contracts (revenue arrangements) require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-reimbursable or time-and-material. For a description of our revenue recognition policies, see ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.’’ For the year ended December 31, 2006, approximately 50.2% of our sales were generated from fixed-price type contracts, approximately 31.1% of our sales were generated from cost-reimbursable type contracts and approximately 18.7% of our sales were generated from time-and-material type contracts. Substantially all of our cost-reimbursable and time-and-material type contracts are with the U.S. Government, primarily with the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price type contract sales. See ‘‘Part I’’ — Item 1 — Contracts’’ above for a detailed description of fixed-price type, cost-reimbursable type and time and material type contracts.

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

Our government contracts are primarily dependent upon the U.S. defense budget. The DoD budget has increased significantly in recent years and, based on the Bush Administration’s defense budget request for fiscal year 2008, the DoD budget would continue to increase in fiscal year 2008. However, the future DoD budgets could be negatively affected by several factors, including, but not limited to, the U.S. Government’s budget deficits, a change in spending priorities and the costs of sustaining the U.S. military operations in Iraq and Afghanistan, which could cause the DoD budget to remain unchanged or to decline. A significant decline in or redirection of U.S. military expenditures in the future could result in a material decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

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

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which would have a material adverse effect on our business, financial condition and results of operations and future prospects.

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

We are from time to time subject to governmental investigations relating to our operations. We are currently cooperating with the U.S. Government on several investigations, including but not limited to, an investigation regarding the Combat Survivor/Evader Locator (CSEL) program and an investigation by the Department of Justice Criminal Antitrust Division regarding information technology services performed for the Air Force. For a discussion of these matters, see Note 16 to our audited consolidated financial statements.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations and future prospects. For a discussion of the material litigation to which we are currently a party, see Note 16 to our audited consolidated financial statements.

Our inability to keep pace with rapidly evolving products and service offerings and technological change could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The rapid change of technology is a key feature of most of the markets in which our products, services and systems oriented businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through certain business acquisitions. We may not be able to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past we have allocated substantial funds to capital expenditures, programs and other investments. This practice will continue to be required in the future. Even so, we may not be able to successfully identify new opportunities and may not have the needed financial resources to develop new products in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products, services and systems obsolete or non-competitive.

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The defense industry and the other industries in which our businesses operate, and the market for defense applications, is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Our ability to compete for defense contracts largely depends on some of the following factors:

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

We are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as ‘‘sole-source’’ contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or re-enter the market if the customer chooses to reopen or recompete the particular program to competition. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids. Additionally, some of our competitors are larger than us and have substantially greater financial and other resources than we have.

Our debt agreements restrict our ability to finance our future operations and, if we are unable to meet our financial ratios, could cause our existing debt to be accelerated.

Our debt agreements contain a number of significant covenants that, among other things, restrict our ability to:

•	sell assets;

•	incur more indebtedness;

•	repay certain indebtedness;

•	pay dividends on the common stock of L-3 Holdings;

•	repurchase shares of L-3 Holdings’ common stock;

•	make certain investments or business acquisitions;

•	repurchase or redeem capital stock;

•	make certain capital expenditures;

•	engage in business mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, some of our debt agreements also require us to maintain compliance with certain financial ratios, including (1) total consolidated earnings before interest, taxes, depreciation and amortization to total consolidated cash interest expense and (2) total consolidated funded indebtedness less designated cash balances to total consolidated earnings before interest, taxes, depreciation and amortization. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of any of these agreements or our inability to comply with the required financial ratios or covenants could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to:

•	declare all outstanding debt, accrued interest and fees to be due and immediately payable;

•	require us to apply all of our available cash to repay our outstanding senior debt; and

•	prevent us from making debt service payments on our other debt.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively.

Our future success depends to a significant degree upon the continued contributions of our management, including Mr. Michael T. Strianese, our President and Chief Executive Officer, and our ability to attract and retain other highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our prospects.

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

We currently have a backlog of orders, primarily under contracts with the U.S. Government. Our total funded backlog was $8,743.0 million at December 31, 2006. The U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Our sales to certain foreign customers expose us to risks associated with operating internationally.

For the year ended December 31, 2006, sales to foreign customers, excluding our foreign sales made under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments represented approximately 11.8% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act (FCPA);

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations; and

•	potential military conflicts and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2006, we operated in 531 locations consisting of manufacturing facilities and properties throughout the United States and internationally. Of these, we owned 44 locations consisting of approximately 5.1 million square feet and leased space at 487 locations consisting of approximately 17.5 million square feet.

Our reportable segments had major operations at the following locations:

•	C3ISR – Camden, New Jersey; Greenville and Waco, Texas; and Salt Lake City, Utah.

•	Government Services – Huntsville, Alabama; Orlando, Florida; Annapolis, Maryland; and Alexandria, Arlington, Chantilly, Reston and Vienna, Virginia.

•	AM&M – Fairhope, Alabama; Crestview, Florida; Lexington, Kentucky; South Madison, Mississippi; Greenville and Waco, Texas; and Edmonton and Quebec, Canada.

•	Specialized Products – Anaheim, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Muskegon, Michigan; Binghamton, New York; Cincinnati and Mason, Ohio; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Texas; Reston, Virginia; Toronto, Canada; and Hamburg, Germany.

Corporate and other locations – New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2006 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
C3ISR	4.1	0.6	4.7
Government Services	2.9	0.1	3.0
AM&M	3.1	1.2	4.3
Specialized Products	7.3	3.2	10.5
Corporate	0.1	—	0.1
Total	17.5	5.1	22.6

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 16 to our audited consolidated financial statements and is included in this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol ‘‘LLL’’. On February 20, 2007, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $88.99 per share and the number of holders of L-3 Holdings’ common stock was approximately 82,000. The table below sets forth, the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two years.

	Dividends Paid		Closing Price (High-Low)
	2006	2005	2006	2005
Common Stock — Dividends Paid and Market Prices
Quarter Ended:
March 31	$0.1875	$0.125	$86.95-$74.41	$76.61-$68.06
June 30	0.1875	0.125	85.35 - 72.96	76.82 - 65.23
September 30	0.1875	0.125	79.09 - 66.58	84.52 - 74.50
December 31	0.1875	0.125	83.86 - 75.30	82.05 - 70.74
Year Ended December 31,	$0.75	$0.50	86.95 - 66.58	84.52 - 65.23

On February 6, 2007, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 33% to $0.25 per share, payable on March 15, 2007, to shareholders of record at the close of business on February 21, 2007.

L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. See ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and Note 9 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

On December 14, 2006, L-3 announced that its Board of Directors authorized an L-3 Holdings share repurchase plan. Under the provisions of this plan, L-3 Holdings is authorized to repurchase and retire up to $500 million of its outstanding shares of common stock through December 31, 2008. Repurchases under the program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will be determined by L-3’s management and will depend upon various factors, market conditions, legal considerations affecting the amount and timing of repurchase activity, and alternative investment opportunities. The program is expected to be funded through L-3’s cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time. All L-3 Holdings Common Stock repurchased were recorded as treasury shares.

L-3 repurchases of L-3 Holdings common stock for the year ended December 31, 2006 were as follows:

	Total open market shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
			($ in millions)
Total	321,300	$79.51	$474.5

Since January 1, 2007, L-3 has repurchased an additional 1,653,023 shares of L-3 Holdings common stock at an average price of $81.58 per share for an aggregate amount of $134.8 million.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 from our audited consolidated financial statements not included in this Form 10-K. You should read the selected financial data together with our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002(4)
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$12,476.9	$9,444.7	$6,897.0	$5,061.6	$4,011.2
Cost of sales	11,197.8	8,448.0	6,148.4	4,480.6	3,557.2
Litigation charge(2)	129.0	—	—	—	—
Stock-based charge(3)	39.2	—	—	—	—
Operating income	1,110.9	996.7	748.6	581.0	454.0
Interest and other income, net	20.2	5.5	7.3	0.2	5.0
Interest expense	296.1	204.2	145.3	132.7	122.5
Minority interests in net income of consolidated subsidiaries	10.4	9.7	8.9	3.5	6.2
Loss on retirement of debt	—	—	5.0	11.2	16.2
Provision for income taxes	298.5	279.8	214.8	156.2	111.6
Income before cumulative effect of a change in accounting principle	526.1	508.5	381.9	277.6	202.5
Cumulative effect of a change in accounting principle	—	—	—	—	(24.4)
Net income	$526.1	$508.5	$381.9	$277.6	$178.1
Basic earnings per common share:
Income before cumulative effect of a change in accounting principle	$4.27	$4.28	$3.54	$2.89	$2.33
Cumulative effect of a change in accounting principle	—	—	—	—	(0.28)
Net income	$4.27	$4.28	$3.54	$2.89	$2.05
Diluted earnings per common share:
Income before cumulative effect of a change in accounting principle	$4.22	$4.20	$3.33	$2.62	$2.13
Cumulative effect of a change in accounting principle	—	—	—	—	(0.23)
Net income	$4.22	$4.20	$3.33	$2.62	$1.90
Weighted average common shares outstanding:
Basic	123.1	118.8	107.8	96.0	86.9
Diluted	124.8	121.2	117.4	113.9	105.2
Cash dividends declared per share on L-3 Holdings’ common stock	$0.75	$0.50	$0.40	$—	$—

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data (at year end):
Working capital	$1,553.4	$1,789.2	$1,632.5	$1,013.5	$929.4
Total assets	13,286.7	11,909.1	7,780.8	6,505.3	5,242.3
Long-term debt	4,535.0	4,633.5	2,189.8	2,457.3	1,847.8
Minority interests	84.3	81.2	77.5	76.2	73.2
Shareholders’ equity	5,305.9	4,490.7	3,799.8	2,574.5	2,202.2

Cash Flow Data:
Net cash from operating activities	$1,074.3	$846.8	$620.7	456.1	318.5
Net cash used in investing activities	(1,090.7)	(3,547.3)	(555.5)	(1,088.1)	(1,810.5)
Net cash (used in) from financing activities	(29.3)	2,441.0	453.3	632.0	1,265.9

(1)	Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), which reduced operating income by $41.6 million, net income by $29.0 million and diluted earnings per share by $0.23.

(2)	The litigation charge of $129.0 million ($78.2 million after income taxes, or $0.63 per diluted share) represents an adverse jury verdict rendered against L-3 on May 25, 2006.

(3)	The stock-based charge of $39.2 million ($25.5 million after income taxes, or $0.20 per diluted share) was recorded in connection with L-3’s voluntary review of its past stock option granting practices and the related accounting.

(4)	In accordance with SFAS 142, effective January 1, 2002, we ceased amortizing goodwill and in connection with the adoption of SFAS 142, we recorded a goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

The financial section includes management’s discussion and analysis (MD&A), our consolidated financial statements and notes to those financial statements. The MD&A can be found on pages 26 to 54, the report related to the financial statements and internal control over financial reporting can be found on page 55 and the financial statements and related notes can be found on pages F1 to F62. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook
L-3’s Business	Page 27
Company Strategy	Page 27
Industry Considerations	Page 28
Key Performance Measures	Page 28-29
Other 2006 Events	Page 29-30
Business Acquisitions	Page 30-31
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Page 32-33
Goodwill and Identifiable Intangible Assets	Page 33-35
Pension Plan and Postretirement Benefit Plan Obligations	Page 35
Valuation of Deferred Income Tax Assets and Liabilities	Page 35-36
Liabilities for Pending and Threatened litigation	Page 36
Valuation of Long-Lived Assets	Page 36
Results of Operations, including business segments	Page 36-43
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 43
Balance Sheet	Page 43-45
Pension Plans	Page 45-46
Statement of Cash Flows	Page 46-49
Contractual Obligations	Page 49-50
Off Balance Sheet Arrangements	Page 50
Legal Proceedings and Contingencies	Page 50-51

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading merchant supplier of high technology products and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have the following four reportable segments:    (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance, and (4) Specialized Products. Financial information for our reportable segments is included in Note 19 to our audited consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market and secure networked communication systems and equipment. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, leadership development, logistics support, intelligence support and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems, microwave components, simulation and training, EO/IR sensor products, precision engagement, aviation and display products, telemetry products, security and detection systems, combat propulsion systems and undersea warfare products.

For the year ended December 31, 2006, we generated sales of $12,476.9 million. Our primary customer is the DoD. For the year ended December 31, 2006, direct sales to the DoD and indirect sales to the DoD through its prime contractors and subcontractors provided in the aggregate $9.1 billion, or approximately 73%, of our consolidated sales. Our remaining sales in 2006 were approximately 7% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 7% to allied foreign governments, and approximately 13% to commercial customers, domestic and foreign.

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

Company Strategy

Our objective is to grow our sales both organically and through the acquisition of complimentary businesses as well as our operating income, earnings and cash flows. To achieve these objectives we intend to expand our share of existing programs and to participate in new programs by leveraging our existing customer relationships. We plan to continue to align our research and development, manufacturing and new business development efforts to complement our customers’ requirements and to provide state-of-the-art products. We plan to maintain a diversified and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. We expect to improve the operating performance of our current portfolio of businesses by reducing overhead expenses and consolidating certain of our businesses, business processes and facilities. A significant portion of our growth strategy is to selectively acquire businesses that complement and enhance our existing businesses, expand our customer base or add important new technologies, products or positions on alternative programs.

Industry Considerations

In recent years, domestic and geo-political developments have significantly affected the markets for defense systems, products and services. There has been a fundamental and philosophical shift in focus from a ‘‘threat-based’’ model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries, which has transformed the U.S. defense posture to a capabilities-based orientation. This approach involves creating the ability for (1) a more flexible response, with greater force agility and stronger space capabilities, and (2) improved missile defense systems, networked communications and information systems, and security systems. This transformation also includes an increased emphasis on homeland defense. The U.S. Quadrennial Defense Review completed in February 2006 incorporates lessons learned from the U.S. military operations in Iraq and Afghanistan, promotes more special operations, intelligence gathering, language and cultural capabilities, improved communications and enhanced security cooperation activities.

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

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating margin. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. Combined, these financial performance measures are the primary drivers of L-3’s operating income, earnings and net cash from operating activities. We define operating margin as operating income as a percentage of sales. L-3’s business strategy continues to be focused on generating sales growth from internal or ‘‘organic’’ growth and selectively acquiring businesses that add new products, services or customers in areas that complement L-3’s existing businesses and technologies. The larger portion of our historical sales growth has been from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired The Titan Corporation (Titan) for a purchase price of approximately $2.8 billion.

Sales Growth.    For the past five years through December 31, 2006, our average annual organic sales growth was approximately 11%. Organic sales growth was 9.3% for the year ended December 31, 2006. As previously disclosed in December 2006, the U.S. Army’s Intelligence and Security Command did not select L-3’s proposal for the TIMS contract to provide translators and linguists in support of the U.S. military operations in Iraq. L-3 is the incumbent under the predecessor Linguist Contract, which was L-3’s largest contract in terms of annual sales for the year ended December 31, 2006, with $612.4 million, or 4.9%, of our total sales. See the ‘‘Reportable Segment Results of Operations, Government Services, 2006 Compared to 2005’’ below for additional discussion about L-3’s Linguist Contract.

We, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years. The Bush Administration’s fiscal year 2008 DoD budget request, including a fiscal year 2008 Global War on Terror (GWOT) supplemental request and the existing President’s five-year Defense Plan indicate a slower rate of growth is unlikely until after 2008. However, we believe that our businesses should be able to continue to generate organic sales growth as we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: C3ISR, precision-guided weapons, network-centric communications, SOF, government services and training and simulation. Additionally, the increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. The Pentagon is seeking supplemental appropriations of $93.4 billion for fiscal year 2007. This supplemental appropriation is in addition to the $70 billion Congress approved as wartime bridge funding in September 2006. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of the base budget resources on transformational modernization programs.

The substantial majority of L-3’s sales are made to U.S. government agencies, primarily the DoD, as discussed above. In addition to the current DoD budget and level of future Congressional supplemental appropriations for U.S. military operations in Iraq and Afghanistan, our sales to the U.S. Government may be affected by changes in U.S. procurement policies, budget considerations, changing national security and defense requirements, and political developments, which are beyond the Company’s control. Any of these factors could impact L-3’s future results of operations, including our organic sales growth. Additionally, L-3’s future results of operations and sales growth are affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on 1) our successful performance on existing programs, 2) the effectiveness and innovation of our technologies and research and development activities, 3) our ability to offer better program performance, products and services than our competitors at a lower cost and on schedule, and 4) our ability to retain our employees and hire new ones to undertake the programs for which we compete, particularly those employees who have U.S. Government security clearances.

For the past five years ended December 31, 2006, our average annual sales growth from business acquisitions was approximately 29%. Sales growth from business acquisitions for the year ended December 31, 2006 was 22.8%. We expect that our sales growth from business acquisitions will decline for the foreseeable future. As discussed below under ‘‘Business Acquisitions’’, even though we have continued to acquire businesses, the aggregate size of our most recent business acquisitions are not as large as Titan, which we acquired on July 29, 2005, and we do not expect to acquire businesses as large as Titan in the foreseeable future.

Operating Margin.    For the year ended December 31, 2006, our operating margin was 8.9%. Our operating margin was negatively affected by a litigation charge of $129.0 million and a stock-based charge of $39.2 million. Excluding these two charges, as further discussed below, our operating margin was 10.3%. Operating margin declined compared to the prior year, as we expected, primarily due to lower margins for acquired businesses and fair-value stock-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) adopted effective January 1, 2006. These decreases were partially offset by higher sales volume, improved contract performance and lower indirect costs. Over the next year, we expect to generate modest improvements in operating margin as we continue to increase sales volume, reduce indirect costs and improve our overall contract performance. However, future business acquisitions and future new business could lower our future operating margins, if they have margins lower than L-3’s existing operating margins. One of our business objectives is to sustainably grow our operating income, earnings and cash flow, and improving operating margins is a primary consideration for achieving this growth, but it is not the only consideration.

Other 2006 Events

Our 2006 results of operations were affected by two second quarter matters, as more fully described in Notes 3 and 16 to our audited consolidated financial statements, which reduced consolidated operating income, net income and earnings per share. First, as announced on May 25, 2006, a jury verdict was rendered against L-3 in connection with litigation, and, as a result, we recorded a pre-tax charge of

$129.0 million ($78.2 million after income taxes, or $0.63 per diluted share) (the ‘‘Litigation Charge’’). Second, we recorded a pre-tax charge of $39.2 million ($25.5 million after income taxes, or $0.20 per diluted share) in connection with our voluntary review of past stock option granting practices and the related accounting (the ‘‘Stock-Based Charge’’).

Business Acquisitions

As discussed above, a significant portion of our growth strategy is to selectively acquire businesses that complement or extend our existing businesses. We intend to continue acquiring select businesses that (1) are reasonably valued, (2) exhibit significant market positions in their business areas or market niches, (3) offer products and services that complement and/or extend our product and service offerings, including important technology and meaningful opportunities for revenue or cost synergies, (4) expand our customer base or add positions on important new programs, and (5) have positive sales, earnings and cash flow prospects. Our business acquisitions, depending on their business-type, contract-type sales mix or other factors, could reduce L-3’s consolidated operating margin. For example, on July 29, 2005, we acquired Titan who’s business is largely performed under lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts. However, lower margin business acquisitions, like Titan, can still generate increases in L-3’s operating income, earnings, and net cash from operating activities.

The table below summarizes the acquisitions that we have completed during 2004, 2005 and 2006, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements. During 2006, we used cash of $942.7 million for business acquisitions.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2004
Beamhit LLC	May 13, 2004	$40.9	(2)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(3)	November 9, 2004	44.3
Cincinnati Electronics, Inc.	December 9, 2004	176.3
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(4)	December 30, 2004	69.9
AVISYS, Inc., General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Sarnoff Corporation and BAI Aerosystems	Various	93.3
2005
Marine Controls division of CAE (MAPPS)	February 3, 2005	$188.6
Propulsion Systems business unit of General Dynamics(5)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(6)	February 28, 2005	97.0
The Titan Corporation	July 29, 2005	2,735.9
EOTech Acquisition Corp.	October 31, 2005	50.5
InfraredVision Technology Corporation (InfraredVision), Mobile-Vision, Inc. (Mobile Vision), Sonoma Design Group, Inc. (Sonoma Design), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, and Applied Signal and Image Technologies, Inc. (ASIT).	Various	148.2	(7)

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2006
SAM Electronics GmbH (SAM)	January 31, 2006	$188.7	(8)
SafeView, Inc. and CyTerra Corporation	March 2006	190.6	(9)(10)
Medical Education Technologies, Inc. (METI)	April 4, 2006	10.6	(11)
SSG Precision Optronics, Inc. (SSG)	June 1, 2006	67.9	(9)
Nautronix Defence Group (Nautronix)	June 1, 2006	69.0	(9)(12)
Crestview Aerospace Corporation (Crestview)	June 29, 2006	146.3	(9)
TRL Electronics plc (TRL)	July 12, 2006	171.4
Nova Engineering (Nova)	October 25, 2006	46.6	(9)(13)
Advanced Systems Architecture Ltd. (ASA), TCS Design and Management Services, Incorporated (TCS), Magnet-Motor GmbH (Magnet-Motor), gForce Technologies, Inc. (gForce) and TACNET	Various	65.8	(9)(14)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the year ending December 31, 2007.

(3)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products (LIP).

(4)	Following the acquisition, we changed the name of the Canadian Navigation Systems and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(5)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications — Combat Propulsion Systems.

(6)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications Electron Technologies, Inc. (Electron Technologies).

(7)	Excludes additional purchase price, not to exceed $29.0 million, which is contingent primarily upon the financial performance of InfraredVision, Mobile-Vision, Sonoma Design, ALST, JSA and ASIT for fiscal years ending on various dates in 2007 through 2008.

(8)	The purchase price includes a $38.7 million increase to the final contractual purchase price based on SAM’s closing date net assets, of which $30.8 million was for cash acquired at foreign locations.

(9)	The purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.

(10)	Excludes additional purchase price, not to exceed $35.1 million, in the aggregate, which is contingent upon their financial performance for the years ending December 31, 2007 and 2008.

(11)	We increased our ownership interest in METI from approximately 47% to 80%.

(12)	Excludes additional purchase price, not to exceed $6.0 million, in the aggregate, which is contingent upon certain contract awards to Nautronix through 2010.

(13)	Excludes additional purchase price, not to exceed $9.8 million, in the aggregate, which is contingent upon the financial performance of Nova for the years ending December 31, 2007 through 2010.

(14)	Excludes additional purchase price, not to exceed $7.0 million, in the aggregate, which is contingent upon the financial performance of ASA and TCS for the year ending December 31, 2007 and TACNET for the years ending December 31, 2009 and 2010.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions, and, at this time we have not entered into any other agreements for transactions that would be considered material.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to (i) contract revenues and costs, (ii) recoverability and valuation of recorded amounts of goodwill and identifiable intangible assets, (iii) pension plan and postretirement benefit plan obligations, (iv) valuation of deferred income tax assets and liabilities, (v) liabilities for pending and threatened litigation and (vi) valuation of long-lived assets. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently risky at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates.    A large portion of our revenue is generated using written contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed price, cost-reimbursable, or time-and-material. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts (ARB 45). Cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable type and time and material type contracts are with the U.S. Government, primarily with the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price type contracts are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales and profits on each fixed-price production contract under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). Under the POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on a fixed-price contract, included in the scope of SOP 81-1, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Estimated cost in excess of estimated contract value to complete contracts in process.’’

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement. Incentive and award fees on cost-reimbursable type contracts are included as an element of total estimated contract revenues and recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

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

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). Sales for our businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on these contracts are recorded as sales when awarded by the customer.

Goodwill and Identifiable Intangible Assets.    In accordance with SFAS No. 141, Business Combinations (SFAS 141), we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, we do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, in particular the Titan businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses.

The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2006, we had goodwill of $7,870.3 million and identifiable intangible assets of $483.2 million.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate, as well as, conditions in the U.S. capital markets.

The most significant assumptions used in a discounted cash flow valuation regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments are: (1) detailed five year cash flow projections for each of our reporting units, (2) a risk adjusted discount rate including the estimated risk-free rate of return, and (3) the expected long-term growth rate (beyond 10 years) of our businesses, which approximates the expected long-term growth rate for the U.S. economy and the industries in which we operate. The risk adjusted discount rate represented the estimated weighted-average cost of capital (WACC). The WACC represents the estimated required rate of return on L-3’s total market capitalization. It is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to L-3’s reporting units, including a risk free rate of return and an equity risk premium, and (2) the current after-tax market rate of return on L-3’s debt, each weighted by the relative market value percentages of L-3’s equity and debt. In valuating our reporting units, we used a weighted average risk adjusted discount rate of approximately 7.3%. If the risk adjusted discount rate used was 0.25 percentage points higher, the aggregate estimated fair value of our reporting units would have decreased by $619.7 million, or 3.9%. Had we used an expected long-term growth rate that was 0.25 percentage points lower, the aggregate estimated fair value of our reporting units would have decreased $379.5 million, or 2.4%. Had the annual after-tax cash flows contained in our five year cash flow projections each been lower by 1.0%, the aggregate estimated fair value of our reporting units would have decreased by $69.7 million, or 0.4%. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, and possibly could also have a material adverse effect on our business, financial condition and results of operations.

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

Discount rates are used to determine the present value of our pension obligation and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement obligations at November 30, 2006 and 2005 were based on a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. Prior to using the yield curve rates, the discount assumptions for the postretirement expenses in 2005 and 2004 were based on investment yields available on AA rated long-term corporate bonds. In 2005, we changed our discount rate assumption methodology to consider the plans’ expected cash flows because we believe it results in a more refined estimate of the discount rate assumption. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see ‘‘Liquidity and Capital Resources — Pension Plans.’’

Valuation of Deferred Income Tax Assets and Liabilities.    At December 31, 2006, we had net deferred tax assets of $80.8 million, including $25.9 million for loss carryforwards and $16.0 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law, and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation.    We are subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value, or in the case of the Litigation Charge, the amount awarded by the jury verdict. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realized. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

Valuation of Long-Lived Assets.    In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2006, the consolidated carrying values of our property, plant and equipment was $736.1 million, capitalized software development costs was $64.3 million and certain long-term investments was $17.3 million. As of December 31, 2006, the carrying value of our property, plant and equipment represented 5.5% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected significantly by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	($ in millions, except per share data)
Consolidated net sales	$12,476.9	$9,444.7	$6,897.0
Consolidated operating income	$1,110.9	$996.7	$748.6
Consolidated operating margin	8.9%	10.6%	10.9%
Interest and other income, net	$20.2	$5.5	$7.3
Interest expense	$296.1	$204.2	$145.3
Effective income tax rate	36.2%	35.5%	36.0%
Net income	$526.1	$508.5	$381.9
Diluted earnings per share	$4.22	$4.20	$3.33

2006 Compared with 2005

Consolidated net sales: Consolidated net sales increased by $3,032.2 million, or 32.1%, to $12,476.9 million for the year ended December 31, 2006, compared to consolidated net sales of $9,444.7 million for the year ended December 31, 2005. Consolidated organic sales growth was 9.3%, or $875.1 million, driven primarily by strong demand for government services, ISR systems, secure networked communications products, base support operations, aircraft modification, and several specialized products, partially offset by volume declines for aircraft support services, secure terminal equipment and airport security systems. See the reportable segment discussions below for a quantitative analysis of our organic sales growth. The increase in consolidated net sales from acquired businesses was $2,157.1 million, or 22.8%, including $1,477.5 million from the Titan acquired businesses. Sales from services increased by $1,764.6 million to $6,543.7 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2006, compared to $4,779.1 million, or 51% of consolidated net sales for the year ended December 31, 2005. The increase in service sales was primarily due to sales from the Titan acquired businesses and organic sales growth in the AM&M and Government Services reportable segment. Sales from products increased by $1,267.6 million to $5,933.2 million for the year ended December 31, 2006, compared to $4,665.6 million for the year ended December 31, 2005. The increase in product sales was primarily due to organic sales growth in several product areas, mostly in the Specialized Products and C3ISR reportable segments, as well as the business acquisitions that we completed during 2006. See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Consolidated operating income and operating margin: Consolidated operating income increased by $114.2 million, or 11.5%, to $1,110.9 million for the year ended December 31, 2006, compared to $996.7 million for the year ended December 31, 2005, and consolidated operating margin declined by 1.7 percentage points to 8.9% for the year ended December 31, 2006, compared to 10.6% for the year ended December 31, 2005.

Excluding the Litigation Charge ($129.0 million) and Stock-Based Charge ($39.2 million), consolidated operating income would have increased by $282.4 million, or 28.3%, to $1,279.1 million for the year ended December 31, 2006, compared to $996.7 million for the year ended December 31, 2005, and consolidated operating margin would have declined by 0.3 percentage points to 10.3% for the year ended December 31, 2006, compared to 10.6% for the year ended December 31, 2005. Although consolidated operating margin declined, improved contract performance, higher sales volume and lower indirect costs increased operating margin by 0.3 percentage points. This increase was offset by lower margins from acquired businesses, including those for Titan, which reduced consolidated operating margin by 0.3 percentage points, and SFAS 123R stock-based compensation expense, which reduced consolidated operating margin by 0.3 percentage points. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net: Interest and other income was $20.2 million of income for the year ended December 31, 2006, compared to income of $5.5 million for the year ended December 31, 2005. The increase was primarily due to a charge of $8.7 million to write-down the carrying value of certain investments in the 2005 third quarter that did not recur in 2006 and $3.5 million of interest income from the favorable settlement of a claim during the 2006 first quarter.

Interest expense: Interest expense for the year ended December 31, 2006 increased by $91.9 million, or 45.0%, to $296.1 million, compared to interest expense of $204.2 million for the year ended December 31, 2005. This increase was primarily due to the full year effect in 2006 of the interest expense on debt incurred to finance the Titan acquisition in July 2005.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2006 increased to 36.2% from 35.5% for the year ended December 31, 2005. Excluding the Litigation Charge and Stock-Based Charge, the effective income tax rate for the year ended December 31, 2006 would have been 36.6%. The increase in the effective income tax rate was primarily due to the favorable disposition of certain tax contingencies in the 2005 third quarter (which did not recur in 2006), partially offset by higher income tax benefits in 2006 from foreign tax credits resulting from the repatriation of certain foreign earnings. The recent retroactive enactment to January 1, 2006 of the U.S. Federal income tax credits for research and experimentation activities reduced the tax rate for 2006 by 0.3 percentage points.

Diluted earnings per share and net income: Diluted EPS increased by $0.02, or 0.5%, to $4.22 per share for the year ended December 31, 2006, compared to $4.20 per share for the year ended December 31, 2005. Excluding the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.20 per share, diluted EPS would have increased by $0.85, or 20.2%, to $5.05 for the year ended December 31, 2006, compared to $4.20 per share for the year ended December 31, 2005. SFAS 123R stock-based compensation expense reduced the diluted EPS for the year ended December 31, 2006 by $0.23, compared to the year ended December 31, 2005. Net income for the year ended December 31, 2006 increased by $17.6 million, or 3.5%, to $526.1 million, compared to $508.5 million for the year ended December 31, 2005. Excluding the after-tax Litigation Charge of $78.2 million and the after-tax Stock-Based Charge of $25.5 million, net income would have increased by $121.3 million, or 23.9%, to $629.8 million for the year ended December 31, 2006, compared to $508.5 million for the year ended December 31, 2005.

2005 Compared with 2004

Consolidated net sales: Consolidated net sales increased by $2,547.7 million, or 36.9%, to $9,444.7 million for the year ended December 31, 2005, compared to consolidated net sales of $6,897.0 million for the year ended December 31, 2004. The increase in consolidated net sales from business acquisitions was $1,744.4 million, or 25.3%, including $1,052.3 million from the Titan acquisition. Consolidated organic sales growth was 11.6%, or $803.3 million, driven primarily by continued strong demand for ISR systems and products, secure networked communications systems, aircraft modernization and maintenance, government services and several specialized products, including simulation devices, acoustic undersea anti-submarine warfare products, naval power equipment, military displays and antenna systems and EO/IR products, as well as increases for airport security systems, commercial aviation products and microwave components. Sales from services increased by $1,451.5 million to $4,779.1 million, representing approximately 51% of consolidated net sales for the year ended December 31, 2005, compared to $3,327.6 million, or 48% of consolidated net sales for the year ended December 31, 2004. The increase in services sales was primarily due to sales from the Titan acquired businesses and organic sales growth in the Government Services reportable segment. Sales from products increased by $1,096.2 million to $4,665.6 million for the year ended December 31, 2005, compared to $3,569.4 million for the year ended December 31, 2004. The increase in product sales was primarily due to organic sales growth in several product areas, mostly in the Specialized Products and C3ISR reportable segments, as well as the business acquisitions that we completed during 2005. See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Consolidated operating income and operating margin: Consolidated operating income increased by $248.1 million, or 33.1%, to $996.7 million for the year ended December 31, 2005 from $748.6 million for year ended December 31, 2004. Consolidated operating margin decreased to 10.6% from 10.9% for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to lower margins from the Titan acquired businesses and to lower margins on recently introduced cargo security systems, partially offset by higher margins due to higher sales volume and cost improvements for commercial aviation products. The changes in the operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net: Interest and other income, for the year ended December 31, 2005 was $5.5 million of income and was primarily comprised of interest income on our cash and cash equivalents, partially offset by a write-down of $8.7 million of the carrying value of certain investments because the decline in values were determined to be other-than-temporary. Interest and other income, for the year ended December 31, 2004 was $7.3 million of income and was primarily comprised of $6.8 million of interest and investment income.

Interest expense: Interest expense increased by $58.9 million, or 40.5%, to $204.2 million for the year ended December 31, 2005 from $145.3 million for the year ended December 31, 2004, primarily due to interest incurred on debt issued to finance the Titan acquisition.

Effective income tax rate: The income tax provision is based on an effective income tax rate of 35.5% for the year ended December 31, 2005, compared to an effective income tax rate of 36.0% for the year ended December 31, 2004. The income tax provision for 2005 included a tax benefit for the favorable disposition of certain tax contingencies, which reduced the full year effective tax rate by approximately 100 basis points and was recorded in the third quarter of 2005. Additionally, during 2005 our income tax credits for research and experimentation expenditures declined because of the Titan acquired businesses.

Diluted earnings per share and net income: Diluted EPS increased by $0.87, or 26.1%, to $4.20 for the year ended December 31, 2005, compared to $3.33 for the year ended December 31, 2004. Net income increased by $126.6 million, or 33.2%, to $508.5 million for the year ended December 31, 2005, compared to $381.9 million for the year ended December 31, 2004.

Reportable Segment Results of Operations

During the 2006 fourth quarter, we revised our four reportable segment presentations to conform with certain re-alignments in our management and organization structure implemented by our President and Chief Executive Officer. Consequently, we made certain re-alignments to our reportable segments, reclassifying into the Government Services reportable segment the Technical and Management Services and Intelligence Solutions businesses, which were previously reported in the C3ISR reportable segment and reclassifying into the Specialized Products reportable segment the Electronics Systems business, which was previously reported in the AM&M reportable segment.

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 19 to our audited consolidated financial statements for our reportable segment data.

	Year Ended December 31,
	2006	2005(1)	2004
	(dollars in millions)
Net sales:(2)
C3ISR	$2,025.3	$1,801.6	$1,663.6
Government Services	3,834.4	2,188.3	1,059.9
AM&M	2,327.5	2,195.4	1,912.9
Specialized Products	4,289.7	3,259.4	2,260.6
Consolidated net sales	$12,476.9	$9,444.7	$6,897.0
Operating income:
C3ISR	$215.8	$216.7	$218.0
Government Services	342.9	201.8	124.1
AM&M	232.6	219.8	186.1
Specialized Products	487.8	358.4	220.4
Segment operating income	$1,279.1	$996.7	$748.6
Litigation charge	(129.0)	—	—
Stock-based charge	(39.2)	—	—
Consolidated operating income	$1,110.9	$996.7	$748.6
Operating margin:
C3ISR	10.7%	12.0%	13.1%
Government Services	8.9%	9.2%	11.7%
AM&M	10.0%	10.0%	9.7%
Specialized Products	11.4%	11.0%	9.7%
Segment operating margin	10.3%	10.6%	10.9%
Litigation Charge	(1.0)%	—	—
Stock-based Charge	(0.4)%	—	—
Consolidated operating margin	8.9%	10.6%	10.9%

(1)	As a result of the segment re-alignments noted above, $368.5 million in net sales and $33.2 million in operating income were reclassified from our C3ISR reportable segment to our Government Services reportable segment, and $93.7 million in net sales and $7.6 million in operating income were reclassified from our AM&M reportable segment to our Specialized Products reportable segment for the year ended December 31, 2005.

(2)	Net sales are after intersegment eliminations.

C3ISR

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Net sales	$2,025.3	$1,801.6	$1,663.6
Operating income	215.8	216.7	218.0
Operating margin	10.7%	12.0%	13.1%

2006 Compared with 2005

For the year ended December 31, 2006, C3ISR net sales increased by 12.4% compared to the year ended December 31, 2005. Organic sales growth was $156.0 million, or 8.7%, driven by $206.3 million in higher sales volume primarily for transportable satellite communication, terminals and new recent business awards for airborne mission and ISR systems, partially offset by lower sales of $50.3 million for secure terminal equipment, a product with declining demand as it continues to approach full deployment in the marketplace. The increase in net sales from acquired businesses was $67.7 million.

C3ISR operating income for the year ended December 31, 2006 decreased by 0.4% compared to the year ended December 31, 2005. The decrease in operating income was due to lower operating margins of 1.3 percentage points partially offset by higher sales volume. Operating margin declined by 1.3 percentage points, primarily due to higher development costs for new secure communications products and higher sales volume on contracts with greater material and subcontractor content, which generally have lower margins, and by 0.4 percentage points for SFAS 123R stock-based compensation expense. These decreases were partially offset by an increase of 0.4 percentage points due to higher margins from acquired businesses.

2005 Compared with 2004

For the year ended December 31, 2005, C3ISR net sales increased by 8.3% compared to the year ended December 31, 2004. Organic sales growth was $129.5 million, or 7.8%, driven by $120.5 million in higher sales volume for upgrades of airborne mission and ISR systems for allied foreign governments and secure networked communications systems and $9.0 million primarily for secure terminal equipment. The increase in net sales from acquired businesses was $8.5 million, primarily related to BAI Aerosystems acquired in December 2004.

C3ISR operating income for the year ended December 31, 2005 decreased 0.6% compared to the year ended December 31, 2004. The decrease in operating income was due to lower operating margins of 1.1 percentage points, partially offset by higher sales volume. Operating margin for the year ended December 31, 2005 decreased by 1.1 percentage points compared to the year ended December 31, 2004. C3ISR operating margin decline is primarily due to lower unit sales prices on secure terminal equipment and certain contracts in the early stages of performance that replaced higher-margin sales on certain mature contracts.

Government Services

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Net sales	$3,834.4	$2,188.3	$1,059.9
Operating income	342.9	201.8	124.1
Operating margin	8.9%	9.2%	11.7%

2006 Compared with 2005

For the year ended December 31, 2006, Government Services net sales increased by 75.2% compared to the year ended December 31, 2005. The increase in net sales from acquired businesses was $1,306.8 million, primarily related to the Titan acquired businesses. Organic sales growth was $339.3 million, or 15.5%, primarily due to increased sales volume of (1) $129.0 million for intelligence support services because of recent competitive contract awards primarily to support the global war on terrorism, (2) $58.4 million for training and leadership development services, primarily for the Iraq and Afghanistan governments’ ministries of defense, (3) $90.9 million for communication software support, systems engineering and other technical services to support U.S. Army communications and surveillance activities, and (4) $61.0 million primarily for the Linguist Contract with INSCOM. The Linguist Contract generated sales of $612.4 million for the year ended December 31, 2006. As previously disclosed in December 2006, INSCOM did not select L-3’s proposal for the TIMS contract to provide translators and linguists in support of the U.S. military operations in Iraq. The TIMS contract is the successor contract to L-3’s Linguist Contract, which ends in accordance with the contract’s terms, on March 9, 2007. On December 22, 2006, the company filed a protest with the GAO challenging the evaluation and selection decision for the TIMS contract. The GAO’s review of our protest is scheduled to be completed on or before April 5, 2007. The protest could result in an extension of L-3’s period of performance on the Linguist Contract to a date later than March 9, 2007. Additionally, we intend to develop and pursue new business opportunities using our linguist capabilities. We can provide no assurances about the outcome of L-3’s TIMS contract protest with the GAO, whether the Linguist Contract will be extended beyond March 9, 2007, or L-3’s success in generating new business using its linguist capabilities.

Government Services operating income for the year ended December 31, 2006 increased by 69.9% compared to the year ended December 31, 2005. The increase in operating income was due to higher sales volume, partially offset by lower operating margin of 0.3 percentage points. Operating margin increased by 0.2 percentage points due to improved contract performance and lower indirect costs, which were partially offset by the 2006 fourth quarter severance costs of $4.1 million, and costs and expenses for the introduction of security video products. Operating margin also decreased by 0.2 percentage points because of lower margins from the Titan acquired businesses and by 0.3 percentage points due to SFAS 123R stock-based compensation expense.

2005 Compared with 2004

For the year ended December 31, 2005, Government Services net sales increased by 106.5% compared to the year ended December 31, 2004. The increase in net sales from acquired businesses was $969.0 million, primarily related to the Titan acquired businesses. Organic sales growth was $159.4 million, or 15.0%, driven by $142.0 million primarily for increased volume for international training services and intelligence support services, communications systems and engineering support, equipment logistics support and recruiting services for the U.S. Army, and $17.4 million for support services for the U.S. Missile Defense Agency.

Government Services operating income for the year ended December 31, 2005 increased by 62.6% compared to the year ended December 31, 2004. The increase in operating income was due to higher sales volume, partially offset by a lower operating margin of 2.5 percentage points. Operating margin for the year ended December 31, 2005 decreased by 2.5 percentage points compared to the year ended December 31, 2004. Government Services operating margin decreased by 1.8 percentage points due to lower margins from the Titan acquired businesses. The balance of the margin decline is primarily due to lower margins on certain contracts in the early stages of performance that replaced higher-margin sales on certain mature contracts and cost overruns on certain fixed price contracts, which occurred in the first quarter of 2005.

AM&M

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Net sales	$2,327.5	$2,195.4	$1,912.9
Operating income	232.6	219.8	186.1
Operating margin	10.0%	10.0%	9.7%

2006 Compared with 2005

For the year ended December 31, 2006, AM&M net sales increased by 6.0% compared to the year ended December 31, 2005. The increase in net sales from acquired businesses was $85.6 million primarily due to the acquisition of Crestview and TCS Design and Management Services. Organic sales growth was $46.5 million, or 2.1%, driven by increased sales volume of $85.4 million for base support operations and $14.4 million for the completion of performance milestones on the Canadian Maritime Helicopter Program (MHP) contract. These sales increases were partially offset by lower sales volume of $53.3 million due to the competitive loss of two contracts, one to provide maintenance and support services for U.S. Navy fixed wing training aircraft, which was lost in the second quarter of 2006, and another to support U.S. Air Force utility aircraft, which was lost in the first quarter of 2005.

AM&M operating income for the year ended December 31, 2006 increased by 5.8% compared to the year ended December 31, 2005. The increase in operating income was due to higher sales volume. Operating margin for 2006 was unchanged compared with 2005. Higher margins primarily from acquired businesses were offset by a 0.2 percentage point reduction for SFAS 123R stock-based compensation expense.

2005 Compared with 2004

For the year ended December 31, 2005, AM&M net sales increased by 14.8% compared to the year ended December 31, 2004. Organic sales growth was $281.4 million, or 14.7%, driven by volume increases of $245.6 million primarily for aircraft base operations support and $35.8 million for the competitively awarded Canadian Maritime Helicopter Program. The increase in net sales from acquired businesses was $1.1 million, due to AVISYS, Inc., which was acquired in June 2004.

AM&M operating income for the year ended December 31, 2005 increased by 18.1% compared to the year ended December 31, 2004. The increase in operating income was primarily due to higher sales volume and operating margins. Operating margin for the year ended December 31, 2005 increased by 0.3 percentage points compared to the year ended December 31, 2004. AM&M operating margin increased by 0.3 percentage points primarily due to higher volume on aircraft base operations support.

Specialized Products

	Year Ended December 31,
	2006	2005	2004
	(dollars in millions)
Net sales	$4,289.7	$3,259.4	$2,260.6
Operating income	487.8	358.4	220.4
Operating margin	11.4%	11.0%	9.7%

2006 Compared with 2005

For the year ended December 31, 2006, Specialized Products net sales increased by 31.6% compared to the year ended December 31, 2005. The increase in net sales from acquired businesses was $697.0 million. Acquired businesses primarily include SAM, which was acquired on January 31, 2006, and certain divisions of Titan, Electron Technologies and Combat Propulsion Systems, all of which were acquired in 2005. Organic sales growth was $333.3 million, or 10.2%, primarily due to higher sales volume of (1) $84.9 million for combat vehicle propulsion system for U.S. military and replacement of equipment consumed in U.S. military operations in Iraq, (2) $85.2 million for simulation devices primarily for recent contract awards, (3) $36.8 million for EO/IR products due to increased demand and timing of scheduled deliveries, (4) $29.9 million for acoustic undersea anti-submarine warfare products driven by sales of the company’s next generation airborne dipping sonars, (5) $27.8 million for precision and navigation systems primarily related to a new program awarded in 2006 and (6) $108.9 million primarily for microwave components and displays mostly due to increased production and scheduled deliveries. These increases were partially offset by volume declines of $40.2 million for airport security systems.

Specialized Products operating income for the year ended December 31, 2006 increased by 36.1% compared to the year ended December 31, 2005. The increase in operating income was primarily due to higher sales volume and operating margins. Operating margin increased by 1.4 percentage points, primarily due to improved contract performance and lower indirect costs for airport security systems and EO/IR products, and 0.3 percentage points for the settlement of a claim against a third party for patent infringement in the 2006 third quarter and charges recorded in 2005 that did not recur in 2006. These increases in operating margin were partially offset by a decline of 0.9 percentage points because of lower margins from acquired businesses and by 0.4 percentage points due to SFAS 123R stock-based compensation expense.

2005 Compared with 2004

For the year ended December 31, 2005, Specialized Products net sales increased by 44.2% compared to the year ended December 31, 2004. The increase in net sales from acquired businesses was $765.8 million. The acquired businesses include certain divisions of Titan, MAPPS, Electron Technologies, Combat Propulsion Systems, ITC, Mobile-Vision, SDG, Inc., ALST and EOTech, all of which were acquired in 2005, and Bay Metals, Brashear LP, Infrared Products, Cincinnati Electronics, Inc. and Electronics Systems, all of which were acquired in 2004. Organic sales growth was $233.0 million, or 10.3%, primarily due to higher sales volume of (1) $61.2 million for airport security systems, (2) $79.2 million for simulation devices, (3) $67.3 million for microwave components, guidance, navigation, EO/IR and acoustic undersea anti-submarine warfare products and (4) $25.3 million primarily for displays and aviation products. Organic sales growth for commercial aviation products was primarily due to Federal Aviation Administration (FAA) mandates for TAWS, which became effective in March 2005.

Specialized Products operating income for the year ended December 31, 2005 increased by 62.6% compared to the year ended December 31, 2004. The increase in operating income was primarily due to higher sales volume and operating margin. Operating margin for the year ended December 31, 2005 increased by 1.3 percentage points compared to the year ended December 31, 2004. Specialized Products operating margin increased by 0.9 percentage points due to higher sales volume and cost improvements for simulation devices and commercial aviation products, as well as 0.9 percentage points due to acquired businesses and for continued improvements for naval and power equipment. These increases in operating margin were partially offset primarily by lower margins on recently introduced cargo security systems.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. As of December 31, 2006, we had available borrowings of $923.2 million under our revolving credit facility, after reductions for outstanding letters of credit of $76.8 million. Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, L-3 Holdings’ dividends and share repurchase plan for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to repurchase shares of L-3 Holdings common stock, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $365.7 million to $3,270.1 million at December 31, 2006 from $2,904.4 million at December 31, 2005. The increase included (i) $206.8 million of acquired receivables and inventory balances from business acquisitions and (ii) $158.9 million to support the Company’s recent and near-term anticipated organic sales growth, including organic sales growth of $875.1 million for the year ended December 31, 2006, principally from:

•	increases of $90.7 million in unbilled contract receivables due to sales exceeding billings for simulation devices, secure networked communications products, airborne mission and ISR systems, security and detection systems and microwave and undersea warfare products, partially offset by collections of progress payments on secure networked communications products, airborne mission and ISR systems and microwave products for contract performance milestones that have not been delivered or completed;

•	increases of $33.8 million in billed receivables primarily due to billings for combat vehicle propulsion systems and airborne mission and ISR systems. These increases were partially offset by collections for base support operations and security and detection systems;

•	increases of $42.4 million in inventoried contract costs, primarily for integrated sensor systems, ISR systems, and secure networked communications. These increases were partially offset by collections on the linguist contract; and

•	decrease of $8.0 million in inventories at lower of cost or market primarily due to decreases for security and detection systems partially offset by increases for maritime power and control systems and microwave components.

L-3’s days sales outstanding (DSO) was 66.8 at December 31, 2006, compared with 70.5 at December 31, 2005. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our trailing three month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $3,387.4 million for the three month period ended December 31, 2006), multiplied by 91.

The increase in property, plant and equipment (PP&E) during the year ended December 31, 2006 was principally due to capital expenditures and to the Crestview, TRL, SSG and SAM business acquisitions completed during 2006. The percentage of depreciation expense to average gross PP&E decreased slightly to 11.7% for the year ended December 31, 2006 from 11.8% for the year ended December 31, 2005. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $970.5 million to $7,870.3 million at December 31, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $837.3 million for business acquisitions completed during the year ended December 31, 2006, (ii) an increase of $0.4 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture (increasing our ownership interest from 80% to 90%), (iv) a net increase of $10.8 million for certain business acquisitions completed prior to January 1, 2006, primarily related to final purchase price determinations, including Electron Technologies, and (v) an increase of $113.9 million due to foreign currency translation (recorded in Accumulated Other Comprehensive Income) on goodwill assigned to businesses located outside of the United States, including $83.9 million attributable to periods prior to January 1, 2006.

The decrease in other assets was primarily due to the collection of insurance proceeds for the amount we paid to settle certain litigation related to the Titan acquired businesses.

The increase in accounts payable was primarily due to balances from business acquisitions completed during the year ended December 31, 2006 and to the timing of payments for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was due to the timing of payroll dates for salaries, wages and bonuses and to balances from business acquisitions completed during the year ended December 31, 2006. The increase in accrued expenses was primarily due to balances from business acquisitions completed during the year ended December 31, 2006 and to the timing of invoices received for subcontractor services. The increase in advance payments and billings in excess of costs was primarily due to balances from business acquisitions completed during the year ended December 31, 2006, cash collections on contracts with foreign customers for aircraft modernization and for contractual milestone billings for training and simulation and aircraft support services. The increase in other current liabilities included $129.0 million for the Litigation Charge discussed above and balances from business acquisitions completed during 2006. While the Litigation Charge reduced net income for the year ended December 31, 2006, it has not reduced net cash from operating activities because we have deferred payment of the jury verdict until such time the appeals relating to the matter are resolved and the ultimate liability, if any, is determined. The increase in other liabilities was primarily due to balances from business acquisitions completed during the year ended December 31, 2006 offset by the payment for a certain litigation matter related to the Titan acquired businesses.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. At December 31, 2006, our balance sheet included a pension benefit liability, net of prepaid benefit cost, of $359.7 million, which represents an increase of $107.8 million from $251.9 million at December 31, 2005. The increase is primarily due to (1) $168.6 million in connection with the adoption of SFAS 158, which requires us to recognize the funded status of the pension plans on our consolidated balance sheet, (2) pension expense of $104.9 million and (3) pension benefit obligations assumed in connection with the acquisition of SAM Electronics GmbH. These increases were partially offset by $178.3 million of employer pension contributions and a decrease in the additional minimum liability of $41.7 million.

At December 31, 2006, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,657.8 million and exceeded the fair value of L-3’s pension plan assets of $1,298.1 million by $359.7 million. At the end of 2005, L-3’s projected benefit obligation was $1,466.3 million and exceeded the fair value of L-3’s pension plan assets of $1,029.7 million by $436.6 million. The decrease in the unfunded status of our pension plans of $76.9 million from $436.6 million at the end of 2005 to $359.7 million at the end of 2006 was principally due to employer pension contributions and actual return on plan assets, partially offset by pension benefit obligations assumed in connection with the acquisition of SAM Electronics GmbH. In accordance with SFAS 158, the actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather recorded as a component of accumulated other comprehensive income and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 17 to our audited consolidated financial statements.

L-3 uses a November 30 measurement date to determine its end of year (December 31) pension benefit obligations and fair value of pension plan assets, and to determine its annual pension expense, including actual returns on plan assets. L-3’s actual return on plan assets for 2006, based on the fiscal year ended November 30, 2006, was $139.7 million, or 13.6%, on the fair value of plan assets at the beginning of the fiscal year.

Our pension expense for 2006 was $104.9 million. We currently expect pension expense for 2007 to be approximately $95.0 million. Pension expense is expected to decrease in 2007 primarily due to the increase of $268.4 million in our pension plan assets during 2006, which will increase our expected return on plan assets by approximately $20.0 million, and decrease our estimated pension expense by the same amount. In addition, our actual pension expense for 2007 will be based upon a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2007, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for the full year 2006 were $178.3 million, of which $76.4 million represents a pre-funding of contributions that were principally scheduled for 2007. We currently expect to contribute between $70.0 million and $90.0 million to our pension plans in 2007. Actual 2007 pension contributions will be affected by L-3’s actual amount of net cash from operating activities for the year ending December 31, 2007. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2006 by approximately $58 million, and our estimated pension expense for 2007 by approximately $7 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2006 by approximately $54 million, and our estimated pension expense for 2007 by approximately $7 million.

Our shareholders’ equity at December 31, 2006 reflects a non-cash charge of $108.7 million (net of tax) to record the increase in accumulated other comprehensive loss due to the recognition of the funded status of the pension plans on our consolidated balance sheet as of December 31, 2006 in accordance with SFAS 158. This non-cash charge had no effect on our compliance with the financial covenants of our debt agreements and did not impact our results of operations for 2006.

Statement of Cash Flows

We had cash and cash equivalents of $348.2 at December 31, 2006, $393.9 million at December 31, 2005 and $653.4 million at December 31, 2004. The table below provides a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Net cash from operating activities	$1,074.3	$846.8	$620.7
Net cash used in investing activities	(1,090.7)	(3,547.3)	(555.5)
Net cash (used in) from financing activities	(29.3)	2,441.0	453.3
Net (decrease) increase in cash	$(45.7)	$(259.5)	$518.5

Operating Activities

We generated $1,074.3 million of cash from operating activities during the year ended December 31, 2006, an increase of $227.5 million from the $846.8 million generated during the year ended December 31, 2005 due to (1) an increase in net income of $17.6 million, (2) an increase in non-cash expenses of $141.3 million, and (3) changes in operating assets and liabilities, excluding acquired amounts, which increased by $68.6 million. The increase in non-cash expenses was primarily due to the non-cash portion of the Stock-Based Charge of $31.1 million, higher contributions to employee savings plans in L-3 Holdings’ common stock of $47.6 million, higher employee stock-based compensation expense of $41.6 million due to the implementation of SFAS 123R and higher depreciation and amortization expense of $45.5 million. These increases in non-cash expenses were partially offset by $24.5 million primarily for lower deferred income tax expense due to the deferred income tax benefits related to the Litigation Charge and the Stock-Based Charge. The cash generated from changes in operating assets and liabilities is discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

We generated $846.8 million of cash from operating activities during the year ended December 31, 2005, an increase of $226.1 million from the $620.7 million generated during the year ended December 31, 2004 due to (1) an increase in net income of $126.6 million, (2) an increase in non-cash expenses of $62.2 million, and (3) changes in operating assets and liabilities, excluding acquired amounts, which increased by $37.3 million. The increase in non-cash expenses was primarily due to higher contributions to employee savings plans in L-3 Holdings’ common stock of $9.9 million, higher depreciation expense of $21.7 million, higher amortization expense for identifiable intangible assets of $8.4 million, and higher deferred income tax expense of $15.2 million. For the year ended December 31, 2005, cash used for changes in operating assets and liabilities decreased by $37.3 million to $40.0 million, from $77.3 million for the year ended December 31, 2004. The decrease is primarily due to a decline in the use of cash for contracts in process, primarily for our defense businesses, and an increase in the source of cash for accounts payable due to increased purchases of materials, components and services required for the increase in sales during the year and the timing of payments for purchases from third-party vendors and subcontractors, partially offset by pension cash contributions exceeding pension expenses.

Our cash flows from operating activities for the year ended December 31, 2004 reflect increases in unbilled contract receivables and billed receivables arising from organic sales growth of our businesses. These increases were partially offset by (1) a source of cash for accounts payable due to increased purchases of materials, components and services required for the increase in sales during the year and the timing of payments for such purchases, (2) the increase in the number of employees and the timing of payments to employees for salaries and wages and (3) cash collected related to certain foreign contracts awarded during the 2004 fourth quarter.

Our cash from operating activities includes interest payments on debt of $287.0 million for the year ended December 31, 2006, $163.6 million for the year ended December 31, 2005 and $138.2 million for the year ended December 31, 2004. Our interest expense also includes amortization of deferred debt issue costs and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Our net cash from operating activities includes $124.1 million of income tax payments, net of refunds and the excess income tax benefits related to share-based payment arrangements, which were reclassified to net cash from financing activities in accordance with SFAS 123(R) for the year ended December 31, 2006, $75.2 million for the year ended December 31, 2005 and $37.0 million for the year ended December 31, 2004. Our income tax payments were substantially less than our provisions for income taxes reported on our statements of operations primarily because of income tax deductions from our acquired businesses structured as asset purchases. L-3 receives substantial income tax deductions from its business acquisitions that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of tax intangibles, including goodwill, from the business acquisitions structured as asset purchases on L-3’s income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS 142. We expect that the business acquisitions L-3 has completed through December 31, 2006 will continue to generate substantial annual deferred tax benefits through 2021. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods from normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them, because in either case, L-3’s financial reporting amounts for goodwill would be greater than the income tax basis for goodwill.

Investing Activities

During 2006, we used $942.7 million of cash for business acquisitions. We paid $899.6 million in connection with our 2006 business acquisitions discussed above under ‘‘Business Acquisitions’’. We also paid $20.7 million for the remaining contractual purchase price for the ASIT acquisition and $10.8 million for an additional 10% interest in the Army Fleet Support joint venture, which increased our total ownership interest to 90%. We also paid $10.5 million for earnouts and $24.9 million primarily for adjustments to the contractual purchase prices for certain business acquisitions. We received $23.8 million, in the aggregate, for reductions to the contractual purchase prices for the AIS, MAPPS and Titan acquired businesses.

During 2005, we used $3,434.8 million of cash for business acquisitions. We paid $3,405.6 million in connection with our 2005 business acquisitions, primarily for The Titan Corporation, and our other 2005 business acquisitions discussed above under ‘‘Business Acquisitions’’. We also paid $28.8 million primarily for the contractual purchase price adjustments relating to businesses acquired prior to 2005 and $0.4 million for earnout payments on certain business acquisitions.

During 2004, we used $473.4 million of cash for business acquisitions. We paid $424.0 million in connection with our 2004 business acquisitions discussed above under ‘‘Business Acquisitions’’. We also paid $11.5 million for the final contractual purchase price adjustment for the Vertex acquired business. We also paid $26.5 million primarily for the remaining contractual purchase price for certain defense and aerospace assets of IPICOM, Inc. assets, and $11.4 million for earnout payments on certain business acquisitions.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility and a $1.0 billion revolving credit facility.

At December 31, 2006, borrowings under the term loan facility were $650.0 million, and available borrowings under our revolving credit facility were $923.2 million, after reduction for outstanding letters of credit of $76.8 million. There were no outstanding revolving credit borrowings under our senior credit facility at December 31, 2006. Total debt outstanding was $4,535.0 million at December 31, 2006, compared to $4,633.5 million at December 31, 2005.

Debt Issuances.    The table below presents a summary of our issuances of debt obligations during 2005 and 2004. During 2006, we did not issue any debt obligations and we repaid $100 million of our term loan facility. For additional details about the terms of our debt, see Note 9 to our audited consolidated financial statements.

Description of Debt Issuances	Issue Date	Principal Amount	Discount	Commissions and Other Offering Expenses(1)	Net Proceeds		Semi-Annual Interest Payment Dates
L-3 Communications	(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000.0	$9.1	$18.9	$972.0	(1)	April 15 and October 15
5 7/8% Senior Subordinated Notes due January 15, 2015	November 12, 2004	650.0	—	11.0	639.0	(2)	January 15 and July 15
L-3 Holdings
3% Convertible Contingent Debt Securities (CODES) due August 1, 2035	July 29, 2005	700.0	—	18.8	681.2	(1)	February 1 and August 1

(1)	The net proceeds from this offering were used to pay a portion of the aggregate consideration required for the acquisition of Titan.

(2)	The net proceeds from this offering were used to redeem the 8% Senior Subordinated Notes due 2008 and to increase cash and cash equivalents.

Credit Ratings.    Our outstanding senior subordinated debt obligations are rated as of January 2007 as BB+ by Standard & Poor’s, BB by Fitch Ratings and Ba3 by Moody’s Investor Service.

Redemptions and Related Conversion of Convertible Debt into Common Stock.    In 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities due 2011 (2001 CODES) and holders of $419.8 million of the principal amount of 2001 CODES exercised their conversion rights and converted such 2001 CODES into 7,800,797 shares of L-3 Holdings common stock in 2004. The remaining $0.2 million of the 2001 CODES were redeemed for cash, at a redemption price of 102.0% of the principal amount, plus accrued and unpaid interest (including contingent interest). In 2003, L-3 Holdings announced a full redemption of $300.0 million of its 5.25% Convertible Senior Subordinated Notes due 2009 (Convertible Notes), which expired in 2004. Holders of $299.8 million of the Convertible Notes exercised their conversion rights and converted such notes into 7,357,327 shares of L-3 Holdings’ common stock in 2004 and the remaining $0.2 million of Convertible Notes were redeemed for cash.

Redemptions of Senior Subordinated Notes.    In 2004, L-3 Communications initiated a full redemption of all of the outstanding $200.0 million aggregate principal amount of 8% Senior Subordinated Notes due 2008. Such notes were redeemed by us in 2004 at a redemption price of 102.667% of the principal amount thereof, plus accrued and unpaid interest. We completed this redemption on December 13, 2004. In connection with the early redemption of the $200.0 million of 8% Senior Subordinated Notes, we recorded a pre-tax debt retirement charge of $5.0 million.

Debt Covenants and Other Provisions.    The Senior Credit Facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 9 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment restrictions and cross default provisions, under our Senior Credit Facility. As of December 31, 2006, we were in compliance with our financial and other restrictive covenants.

The borrowings under the Senior Credit Facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the Senior Credit Facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the Senior Credit Facility.

Equity

During 2005 and 2006, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid (in millions)
2005
February 10,	February 22,	$0.125	March 15,	$14.5
April 26,	May 17,	$0.125	June 15,	$14.8
July 12,	August 17,	$0.125	September 15,	$15.0
October 11,	November 17,	$0.125	December 15,	$15.1

2006
February 7,	February 22,	$0.1875	March 15,	$22.8
April 25,	May 17,	$0.1875	June 15,	$23.0
July 11,	August 17,	$0.1875	September 15,	$23.2
October 10,	November 17,	$0.1875	December 15,	$23.6

On February 6, 2007, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 33% to $0.25 per share, payable on March 15, 2007, to shareholders of record at the close of business on February 21, 2007.

On February 20, 2007, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $88.99 per share and the number of holders of L-3 Holdings’ common stock was approximately 82,000.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2006, including the amounts expected to be paid or settled for each of the periods indicated below.

		Years Ending December 31,
	Total	2007		2008-2009	2010-2011	2012 and thereafter
Contractual Obligations	(in millions)
L-3 Communications long-term debt(1)	$3,850.0	$—		$—	$650.0	$3,200.0
L-3 Holdings long-term debt(1)	700.0	—		—	—	700.0
Interest payments(2)	2,242.3	269.8		539.6	466.0	966.9
Non-cancelable operating leases(3)	829.2	153.3		241.3	180.2	254.4
Notes payable and capital lease obligations	12.0	0.9		1.2	0.5	9.4
Purchase obligations(4)	1,721.0	1,415.7		233.2	67.9	4.2
Other long-term liabilities(5)	284.3	81.5	(6)	108.1	8.2	86.5
Total	$9,638.8	$1,921.2		$1,123.4	$1,372.8	$5,221.4

(1)	Long-term debt includes scheduled principal payments only.

(2)	Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2006 using the stated interest rate on our fixed rate debt and the variable interest rate in effect at December 31, 2006 on the outstanding borrowings under our term loan facility, assuming that current borrowings remain outstanding to the contractual maturity date.

(3)	Non-cancelable operating leases are presented net of sublease rental income.

(4)	Represents open purchase orders at December 31, 2006 for amounts expected to be paid for goods or services that are legally binding on us.

(5)	Other long-term liabilities primarily consists of workers compensation and deferred compensation for the years ending December 31, 2008 and thereafter and also includes pension and postretirement benefit plan contributions that we expect to pay in 2007.

(6)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2007, we expect to contribute a minimum of $70.0 million to our pension plans and $9.5 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2006, including the amounts expected to be paid or settled for each of the periods indicated below.

		Years Ending December 31,
	Total	2007	2008-2009	2010-2011	2012 and thereafter
Contingent Commitments	(in millions)
Standby letters of credit under our Senior Credit Facility(1)	$76.8	$56.2	$20.3	$0.3	$—
Other standby letters of credit(1)	204.8	173.9	14.8	15.0	1.1
Other guarantees(2)	79.2	10.9	1.6	64.1	2.6
Contingent commitments for earnout payments on business acquisitions(3)	91.9	31.3	54.6	6.0	—
Total	$452.7	$272.3	$91.3	$85.4	$3.7

(1)	Represent outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers.

(2)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised, (ii) for 50% of bank debt related to a joint venture arrangement and (iii) for performance and operating lease guarantees related to certain Titan discontinued operations. See Note 16 to our audited consolidated financial statements for a description of these guarantees.

(3)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance of the acquired businesses.

For a discussion of the conversion and contingent interest features of our CODES, see Note 9 to our audited consolidated financial statements.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury could result in the suspension for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government budget and expenditures for products and services of the type we manufacture and provide are reduced, there may be a reduction in our sales volume. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 16 to our audited consolidated financial statements.

Derivative Financial Instruments

Included in our derivative financial instruments are foreign currency forward contracts. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Interest Rate Risk.     The borrowings under our senior revolving credit facility and term loan facility contain variable interest only and are sensitive to changes in interest rates. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we pay on borrowings under the Senior Credit Facility are provided in Note 9 to our audited consolidated financial statements.

Foreign Currency Exchange Risk.    We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. and foreign operations have contracts with customers which are denominated in currencies other than the functional currencies of those operations. To mitigate the risk associated with certain of these contracts denominated in foreign currency and fix the dollar value of foreign currency denominated receipts, we have entered into foreign currency forward contracts. At December 31, 2006, the notional value of foreign currency forward contracts was $225.0 million and the fair value of these contracts was $8.9 million, which represented a liability. The notional value of our foreign currency forward contracts with maturities ranging through 2011 and thereafter are as follows: $141.7 million in 2007, $43.8 million in 2008, $24.0 million in 2009, $7.8 million in 2010 and $7.7 million in 2011 and thereafter. We account for these contracts as cash flow hedges.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percent of funded backlog at December 31, 2006 expected to be recorded as sales in 2007 and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Percentage of December 31, 2006 Funded Backlog Expected to be Recorded as Sales in 2007	Funded Orders
	2006	2005		2006	2005
Reportable Segment:	(in millions)			(in millions)
C3ISR	$1,741.2	$1,570.7	60.6%	$2,170.4	$2,083.0
Government Services	1,895.0	1,477.3	93.7	4,245.7	2,400.1
AM&M	1,628.4	1,211.3	68.2	2,631.4	2,472.8
Specialized Products	3,478.4	2,741.6	74.1	4,606.0	3,409.5
Consolidated	$8,743.0	$7,000.9	74.6%	$13,653.5	$10,365.4

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

Research and Development

The following table presents L-3’s (i) company-sponsored (independent) research and development costs and (ii) customer-funded research and development costs, which are incurred on revenue arrangements to perform research and development type activities for customers. See Note 2 to our audited consolidated financial statements for a discussion of L-3’s accounting policies for research and development costs.

	Year Ended December 31,
	2006	2005	2004
Company-Sponsored Research and Development Costs:	(in millions)
U.S. Government Contractor Businesses	$243.5	$185.6	$149.4
Commercial Businesses	86.3	65.7	71.2
Total	$329.8	$251.3	$220.6
Customer-Funded Research and Development Costs	$1,052.3	$882.7	$689.2

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This accounting standard is effective for L-3 beginning January 1, 2007. We are currently assessing the impact of FIN 48.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2006. For a further discussion of recently issued accounting standards, see Note 2 to our audited consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	our ability to perform contracts on schedule;

•	economic conditions, competitive environment and political conditions (including acts of terrorism) and timing of international awards and contracts;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters or government investigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future litigation matters and governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses, including Titan, may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, including Titan, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 16 to our audited consolidated financial statements.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see ‘‘Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments’’ and Note 11 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Vice President and Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2006. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm has audited and issued their report on management’s assessments of the effectiveness of our internal control over financial reporting as of December 31, 2006. See page F-2 to our audited consolidated financial statements for their report.

Item 9B:	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information concerning the directors, executive officers and certain other significant employees of the Registrants as of February 23, 2007.

Name	Age	Position
Michael T. Strianese	50	President, Chief Executive Officer and Director
Jimmie V. Adams	70	Senior Vice President — Washington D.C. Operations
David T. Butler III	50	Senior Vice President — Business Operations
Curtis Brunson	59	Senior Vice President — Corporate Strategy and Development
Robert W. Drewes	64	Senior Vice President and President and Chief Operating Officer of the Integrated Systems Group
James W. Dunn	63	Senior Vice President and President and Chief Operating Officer of the Sensors and Simulation Group
Kathleen E. Karelis	46	Senior Vice President, General Counsel and Corporate Secretary
Robert W. RisCassi	71	Senior Vice President
Charles J. Schafer	59	Senior Vice President and President and Chief Operating Officer of the Products Group
Carl E. Vuono	72	Senior Vice President and President and Chief Operating Officer of L-3 Services Group
Ralph G. D’Ambrosio	39	Vice President and Chief Financial Officer
Stephen M. Souza	54	Vice President and Treasurer
Robert B. Millard(1)(3)	56	Director, Non-Executive Chairman of the Board of Directors and Chairman of the Executive Committee
Claude R. Canizares(2)	61	Director
Peter A. Cohen(1)(3)	60	Director, Chairman of the Compensation Committee
Thomas A. Corcoran(1)(2)	62	Director, Chairman of the Audit Committee
John M. Shalikashvili(3)(4)	70	Director
Arthur L. Simon(2)(4)	74	Director
Alan H. Washkowitz(3)(4)	66	Director, Chairman of the Nominating / Corporate Governance Committee
John P. White(4)	69	Director

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4) Member of the Nominating/Corporate Governance Committee.

All executive officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of L-3 Holdings, to be held on April 24, 2007. L-3 Holdings will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Equity Compensation Plan Information

The table below sets forth information about shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2006. For a description of our equity compensation plans, see Note 15 to our audited consolidated financial statements.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in millions)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (in millions)
Equity compensation plans approved by security holders	7.1	(1)	$60.93	(2)	8.0
Equity compensation plans not approved by security holders	0.1	(3)	53.95		0.3
Total	7.2		$60.81		8.3

(1)	Represents awards under the 1999 Long-Term Performance Plan and the 1997 Stock Option Plan.

(2)	The calculation of the weighted average exercise price excludes the effect of the restricted stock awards, which have been granted to employees at no cost.

(3)	Represents the 1998 Directors Stock Option Plan for non-employee Directors of L-3 Holdings.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 14.	Principal Accountant Fees and Services

This information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    Financial statements filed as part of this report:

(a)(2)    Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

(b)	Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of June 2, 2005, among L-3 Communications Corporation, Saturn VI Acquisition Corp. and The Titan Corporation (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed on June 6, 2005).
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.32	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.33	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.40	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.41	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).
**4.55	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.55 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.61	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).

Exhibit No.	Description of Exhibits
4.62	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
**4.63	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.63 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
**4.65	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.65 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
**4.68	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.68 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.69	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.70	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**4.71	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.71 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
**4.73	Supplemental Indenture dated as of February 20, 2007 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.73 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10.11	1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-70125)).
10.15	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
**10.16	Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors of L-3 Communications Holdings, Inc.

Exhibit No.	Description of Exhibits
10.20	L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit 10.10 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
10.25	L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of L-3 Communications Holdings’ Definitive Proxy Statement filed on April 2, 2001).
10.60	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.61	Form of L-3 Communication Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.99 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
**10.62	Amended and Restated 1999 Long Term Performance Plan.
**10.63	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Unit Agreement.
**10.64	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version).
**10.65	L-3 Communications Holdings, Inc. Change of Control Severance Plan
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.
**21	Subsidiaries of the Registrant.
**23	Consent of PricewaterhouseCoopers LLP.
**31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
**32	Section 1350 Certification.

*	The information required in this exhibit is presented in Note 13 to the audited consolidated financial statements as of December 31, 2006 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
By: /s/ Ralph G. D’Ambrosio
Title: Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on February 28, 2007 and in the capacities indicated.

Signature	Title

/s/ Michael T. Strianese	President and Chief Executive Officer (Principal Executive Officer) and Director

Michael T. Strianese

/s/ Ralph G. D’Ambrosio	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Ralph G. D’Ambrosio

/s/ Robert B. Millard	Chairman of the Board and Director

Robert B. Millard

/s/ Claude R. Canizares	Director

Claude R. Canizares

/s/ Peter A. Cohen	Director

Peter A. Cohen

/s/ Thomas A. Corcoran	Director

Thomas A. Corcoran

/s/ John M. Shalikashvili	Director

John M. Shalikashvili

/s/ Arthur L. Simon	Director

Arthur L. Simon

/s/ Alan H. Washkowitz	Director

Alan H. Washkowitz

/s/ John P. White	Director

John P. White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

We have completed integrated audits of the consolidated financial statements and of the internal control over financial reporting as of December 31, 2006 of each of L-3 Communications Holdings, Inc. (‘‘L-3 Holdings’’) and L-3 Communications Corporation (‘‘L-3 Communications’’) and subsidiaries (collectively, the ‘‘Company’’), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Holdings and L-3 Communications and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

As indicated in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As indicated in Note 17 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

Internal control over financial reporting

Also, in our opinion, management’s assessments, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, L-3 Holdings and L-3 Communications each maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessments of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessments and on the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting based on our audits. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$348.2	$393.9
Contracts in process	3,270.1	2,904.4
Deferred income taxes	224.3	230.6
Other current assets	87.2	114.6
Total current assets	3,929.8	3,643.5
Property, plant and equipment, net	736.1	657.6
Goodwill	7,870.3	6,899.8
Identifiable intangible assets	483.2	412.8
Deferred debt issue costs	66.6	76.6
Other assets	200.7	218.8
Total assets	$13,286.7	$11,909.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$508.1	$476.1
Accrued employment costs	576.2	467.7
Accrued expenses	236.7	172.0
Advance payments and billings in excess of costs incurred	395.4	311.2
Income taxes	150.9	69.2
Other current liabilities	509.1	358.1
Total current liabilities	2,376.4	1,854.3
Pension and postretirement benefits	536.5	435.6
Deferred income taxes	143.5	119.1
Other liabilities	305.1	294.7
Long-term debt	4,535.0	4,633.5
Total liabilities	7,896.5	7,337.2
Commitments and contingencies (see Note 16)
Minority interests	84.3	81.2
Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value, authorized 300,000,000 shares, issued and outstanding 125,237,967 shares in 2006 and 120,372,394 shares in 2005 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	3,402.0	3,040.8
Treasury stock (at cost), 321,300 shares	(25.5)	—
Retained earnings	1,978.5	1,545.0
Unearned compensation	—	(17.9)
Accumulated other comprehensive loss	(49.1)	(77.2)
Total shareholders’ equity	5,305.9	4,490.7
Total liabilities and shareholders’ equity	$13,286.7	$11,909.1

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales:
Products	$5,933.2	$4,665.6	$3,569.4
Services	6,543.7	4,779.1	3,327.6
Total net sales	12,476.9	9,444.7	6,897.0
Cost of sales:
Products (excludes stock-based charge of $23.8 in 2006)	5,272.2	4,127.5	3,118.2
Services (excludes stock-based charge of $15.4 in 2006)	5,925.6	4,320.5	3,030.2
Total cost of sales	11,197.8	8,448.0	6,148.4
Litigation charge	129.0	—	—
Stock-based charge	39.2	—	—
Operating income	1,110.9	996.7	748.6
Interest and other income, net	20.2	5.5	7.3
Interest expense	296.1	204.2	145.3
Minority interests in net income of consolidated subsidiaries	10.4	9.7	8.9
Loss on retirement of debt	—	—	5.0
Income before income taxes	824.6	788.3	596.7
Provision for income taxes	298.5	279.8	214.8
Net income	$526.1	$508.5	$381.9
L-3 Holdings’ earnings per common share:
Basic	$4.27	$4.28	$3.54
Diluted	$4.22	$4.20	$3.33
L-3 Holdings’ weighted average common shares outstanding:
Basic	123.1	118.8	107.8
Diluted	124.8	121.2	117.4

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Issued	Par Value		Treasury Stock	Retained Earnings	Unearned Compensation
Balance at December 31, 2003	97.1	$1.0	$1,892.5	$—	$757.4	$(3.6)	$(72.8)	$2,574.5
Comprehensive income:
Net income					381.9			381.9
Minimum pension liability, net of income taxes of $3.8							(5.3)	(5.3)
Foreign currency translation adjustment, net of income taxes of $4.5							7.1	7.1
Unrealized losses on hedging instruments, net of income taxes of $1.2							(1.9)	(1.9)
Unrealized loss on securities, reclassified to net income from other comprehensive loss, net of income taxes of $0.2							0.2	0.2
Total comprehensive income								382.0
Cash dividends paid on common stock ($0.40 per share)					(43.4)			(43.4)
Shares issued:
Employee savings plans	0.9		53.8					53.8
Business acquisition consideration	0.1		7.0					7.0
Exercise of stock options	1.5		68.8					68.8
Employee stock purchase plan	0.7		32.9					32.9
Conversion of 5¼% Convertible Senior Subordinated Notes	7.3	0.1	292.3					292.4
Conversion of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES)	7.8	0.1	430.4					430.5
Grant of restricted stock			3.6			(3.6)		—
Amortization of unearned compensation						3.3		3.3
Other	0.3		(2.0)					(2.0)
Balance at December 31, 2004	115.7	1.2	2,779.3	—	1,095.9	(3.9)	(72.7)	3,799.8
Comprehensive income:
Net income					508.5			508.5
Minimum pension liability, net of income taxes of $3.3							(5.2)	(5.2)
Foreign currency translation adjustment, net of income taxes of $1.3							(2.0)	(2.0)
Unrealized losses on hedging instruments, net of income taxes of $1.7							2.7	2.7
Total comprehensive income								504.0
Cash dividends paid on common stock ($0.50 per share)					(59.4)			(59.4)
Shares issued:
Employee savings plans	0.9		63.7					63.7
Exercise of stock options	3.1		133.3					133.3
Employee stock purchase plan	0.7		46.7					46.7
Grant of restricted stock			19.0			(19.0)		—
Amortization of unearned compensation			—			5.0		5.0
Other			(2.4)			—		(2.4)
Balance at December 31, 2005	120.4	1.2	3,039.6	—	1,545.0	(17.9)	(77.2)	4,490.7
Comprehensive income:
Net income					526.1			526.1
Minimum pension liability, net of income taxes of $13.5							21.0	21.0
Foreign currency translation adjustment, net of income taxes of $1.3 (Note 12)							122.6	122.6
Unrealized losses on hedging instruments, net of income taxes of $4.4							(6.8)	(6.8)
Total comprehensive income								662.9
Adjustment to adopt SFAS 158, net of income taxes of $69.9							(108.7)	(108.7)
Cash dividends paid on common stock ($0.75 per share)					(92.6)			(92.6)
Shares issued:
Employee savings plans	1.4		111.3					111.3
Exercise of stock options	3.0		131.7					131.7
Employee stock purchase plan	0.9		60.2					60.2
Stock-based compensation expense			77.7					77.7
Treasury stock purchased	(0.3)			(25.5)				(25.5)
Reclassification to adopt SFAS 123R			(17.9)			17.9		—
Other	(0.2)		(1.8)					(1.8)
Balance at December 31, 2006	125.2	$1.2	$3,400.8	$(25.5)	$1,978.5	$—	$(49.1)	$5,305.9

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$526.1	$508.5	$381.9
Loss on retirement of debt	—	—	5.0
Depreciation of property, plant and equipment	135.7	113.3	91.6
Amortization of intangibles and other assets	52.5	34.5	24.1
Deferred income tax provision	127.8	138.6	123.4
Stock-based employee compensation expense	46.6	5.0	3.3
Contributions to employee savings plans in L-3 Holdings’ common stock	111.3	63.7	53.8
Non-cash portion of stock-based charge	31.1	—	—
Minority interests in net income of consolidated subsidiaries	10.3	9.7	8.9
Amortization of deferred debt issue costs (included in interest expense)	10.3	5.2	7.2
Other non-cash items	(6.0)	8.3	(1.2)
Subtotal	1,045.7	886.8	698.0
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(158.9)	(208.3)	(245.4)
Other current assets	21.7	(3.5)	(15.3)
Other assets	(27.7)	(33.4)	(33.0)
Accounts payable, trade	(8.0)	93.4	62.2
Accrued employment costs	75.0	53.6	54.8
Accrued expenses	11.0	22.2	(3.4)
Advance payments and billings in excess of costs incurred	44.2	7.2	47.8
Income taxes	106.0	66.5	53.9
Excess income tax benefits related to share-based payment arrangements	(62.8)	—	—
Other current liabilities	88.5	(12.7)	(20.5)
Pension and postretirement benefits	(67.9)	(27.5)	9.5
All other operating activities	7.5	2.5	12.1
Subtotal	28.6	(40.0)	(77.3)
Net cash from operating activities	1,074.3	846.8	620.7
Investing activities:
Business acquisitions, net of cash acquired	(942.7)	(3,434.8)	(473.4)
Capital expenditures	(156.0)	(119.9)	(80.5)
Dispositions of property, plant and equipment	1.8	3.2	11.9
Other investing activities	6.2	4.2	(13.5)
Net cash used in investing activities	(1,090.7)	(3,547.3)	(555.5)
Financing activities:
Borrowings under revolving credit facility	864.0	40.0	—
Repayment of borrowings under revolving credit facility	(864.0)	(40.0)	—
Borrowings under term loan facility	—	750.0	—
Repayment of borrowings under term loan facility	(100.0)	—	—
Proceeds from sale of senior subordinated notes	—	990.9	650.0
Proceeds from sale of convertible contingent debt securities (CODES)	—	700.0	—
Redemption of senior subordinated notes	—	—	(205.8)
Debt issue costs	(0.3)	(46.0)	(12.6)
Treasury stock purchased	(25.5)	—	—
Cash dividends paid on L-3 Holdings’ common stock	(92.6)	(59.4)	(43.4)
Proceeds from exercise of stock options	74.0	72.4	52.2
Proceeds from employee stock purchase plan	60.2	46.7	32.9
Excess income tax benefits related to share-based payment arrangements	62.8	—	—
Other financing activities	(7.9)	(13.6)	(20.0)
Net cash (used in) from financing activities	(29.3)	2,441.0	453.3
Net (decrease) increase in cash and cash equivalents	(45.7)	(259.5)	518.5
Cash and cash equivalents, beginning of the year	393.9	653.4	134.9
Cash and cash equivalents, end of the year	$348.2	$393.9	$653.4

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading merchant supplier of high technology products and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 19.

The C3ISR reportable segment provides products and services for the global ISR market and secure networked communication systems and equipment. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, leadership development, logistics support, intelligence support and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems, microwave components, simulation and training, electro-optical/infrared sensor products (EO/IR), precision engagement, aviation and display products, telemetry products, security and detection systems, combat propulsion systems and undersea warfare products.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries, and, accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications.

As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 21 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

During 2006, the Company changed the presentation of net sales and cost of sales on its statements of operations for the current and prior periods to separately present amounts for products and services.

During the 2006 fourth quarter, the Company revised its four reportable segment presentations to conform with certain re-alignments in the Company’s management and organization structure implemented by the Company’s President and Chief Executive Officer. Consequently, the Company made certain re-alignments to its reportable segments, reclassifying into the Government Services reportable segment the Technical and Management Services and Intelligence Solutions businesses, which were previously reported in the C3ISR reportable segment and reclassifying into the Specialized Products reportable segment the Electronics Systems business, which was previously reported in the AM&M reportable segment.

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

Revenue Recognition:    The majority of the Company’s contracts are generally fixed price, cost reimbursable, or time-and-material type contracts. Depending on the type of contract, sales and profits are recognized based on: (1) a percentage-of-completion (POC) method of accounting, (2) allowable costs incurred plus the estimated profit on those costs (cost-reimbursable), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material).

Sales and profits on fixed-type contracts that are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45) are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement. Incentive and award fees

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

on cost-reimbursable type contracts are included as an element of total estimated contract revenues and are recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with SAB 104, Revenue Recognition, (SAB 104). Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on the contracts covered by SAB 104 are recorded as sales when awarded by the customer.

Contracts in Process:    Contracts in process include receivables and inventories for contracts that are within the scope of SOP 81-1, ARB 43 and ARB 45, as well as receivables and inventories related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers for all revenue arrangements, net of allowances for uncollectible accounts. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed in Note 5, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), independent research and development (IRAD) costs and bid and proposal (B&P) costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as it incurs costs, or milestone payments as it performs work. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related Unbilled Contract Receivables and Inventoried Contract Costs. Milestone payments that have been received in excess of contract costs and estimated profits on revenue arrangements are reported on the Company’s balance sheet as a component of current liabilities as Billings in Excess of Costs and Estimated Profits.

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

Derivative Financial Instruments:    The Company enters into foreign currency forward contracts. Foreign currency forward contracts are accounted for as cash flow hedges. Gains and losses on foreign currency forward contracts are recognized in earnings when the underlying hedged transaction within contracts in process affects earnings. Derivative financial instruments also include embedded derivatives. The embedded derivatives related to the issuance of the Company’s debt are recorded at fair value with changes reflected in the statement of operations.

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

Identifiable Intangible Assets:    Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology and favorable leasehold interests. The initial measurement of these intangible assets is based on their fair value. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) from these assets over their estimated lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. Identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 5 to 30 years.

Goodwill:    The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment based on their estimated fair values using discounted cash flows valuation at January 1, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

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

Computer Software Costs:    The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to products of the Company’s commercial aviation businesses. Capitalized software development costs, net of accumulated amortization, was $64.3 million at December 31, 2006 and $57.9 million at December 31, 2005, and is included in Other Assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $6.3 million for 2006, $8.6 million for 2005 and $7.8 million for 2004.

Stock-Based Compensation:    Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments. The provisions of SFAS 123R permit two alternative transition methods, of which the Company elected the modified prospective method. Accordingly, the Company has expensed all stock-based employee compensation beginning January 1, 2006. Prior period amounts have not been restated.

Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Additionally, prior to the adoption of SFAS 123R, the company presented all income tax benefits resulting from the exercise of stock options as a reduction of income taxes paid in net cash from operating activities on the consolidated statement of cash flows. SFAS 123R requires that the income tax deductions in excess of the compensation expense recognized (excess income tax benefits) be reported on the statement of consolidated cash flows as an element of net cash from financing activities. The consolidated statement of operations for the year ended

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

December 31, 2006 includes non-cash compensation expense of $46.6 million ($32.0 million after income taxes) calculated in accordance with SFAS 123R, which reduced basic and diluted EPS by $0.26. These amounts do not include the charge of $39.2 million ($25.5 million after income taxes) pertaining to years ended December 31, 1998 to 2005 and the 2006 first quarter (the ‘‘Stock-Based Charge’’) recorded in the 2006 second quarter (see Note 3). The actual tax benefit realized for the compensation expense tax deductions from employee exercises of stock options totaled $62.8 million for the year ended December 31, 2006, and has been classified as a financing activity on the statement of cash flows.

SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB 25. Under APB 25, compensation expense for employee stock-based compensation was required to be recognized based on the excess, if any, of the fair value of L-3 Holdings’ common stock on the grant date over the amount an employee had to pay to acquire the stock. The Company historically did not recognize compensation expense for stock options prior to January 1, 2006. However, based on the results of a recently completed review, the Company determined that its accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 for the scope and findings of the review of past stock option granting practices. In addition, prior to January 1, 2006, the Company’s Employee Stock Purchase Plan (ESPP) was considered non-compensatory under APB 25, and, therefore, the Company did not recognize compensation expense in connection with the ESPP.

Prior Period Pro Forma Information.    Had the Company adopted the fair value based method for stock-based employee compensation as prescribed under SFAS 123 for periods prior to January 1, 2006, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company had granted to its employees over the vesting period of the awards adjusted for actual forfeitures. The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company previously elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting, exclusive of the Stock-Based Charge set forth in Note 3. See Note 15 for the assumptions used to calculate the estimated fair value of stock options at their grant date.

	Year Ended December 31,
	2005	2004
	(in millions, except per share data)
Net income, reported	$508.5	$381.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.0	2.0
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25.0)	(25.1)
Net income, pro forma	$486.5	$358.8
L-3 Holdings Basic EPS:
As reported	$4.28	$3.54
Pro forma	$4.10	$3.33
L-3 Holdings Diluted EPS:
As reported	$4.20	$3.33
Pro forma	$4.01	$3.13

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

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability, useful lives, and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill, income taxes, including the valuations of deferred tax assets, liabilities for pending and threatened litigation and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates.

Recently Issued Accounting Standards:    In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 simplifies accounting for certain hybrid financial investments (e.g., a contract that embodies both the embedded derivative instrument and the host contract that is not a derivative instrument) and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective for the Company beginning January 1, 2007. The Company is currently assessing the impact of SFAS 155.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This accounting standard is effective for the Company beginning January 1, 2007. The Company is currently assessing the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes (1) a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, (2) a framework for measuring fair value and (3) expands the related disclosure requirements about fair value measurements. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). See Note 17 for a discussion of the recognition provisions of SFAS 158, which have been reflected in the Company’s consolidated financial statements as of December 31, 2006. In addition, SFAS 158 requires the Company to measure pension and postretirement benefit plan assets and benefit obligations as of December 31, beginning no later than the year ending December 31, 2008. Presently, the Company uses a November 30 measurement date for its pension and postretirement benefit plans. The Company expects to early adopt the measurement date provisions of SFAS 158 effective December 31, 2007 and is currently assessing the impact that change may have on the Company’s financial position, results of operations and cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (the ‘‘fair value option’’). Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. The Company is currently assessing the impact of SFAS 159.

In September 2006, the SEC staff issued Staff Accounting Bulletin (‘‘SAB’’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a ‘‘dual-approach’’ to assessing the quantitative effects of errors on the financial statements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. SAB 108 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Based on the review’s findings, during the 2006 second quarter, the Company recorded a charge of $39.2 million ($25.5 million after income taxes) pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter (the ‘‘Stock-Based Charge’’). The review found that from May 1998 through July 2003, the price of L-3 Holdings’ stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. The Company has concluded that a number of the unanimous written consents may not have been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by the Company on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. As part of the review, L-3 determined that it received each signature to the unanimous written consents prior to the time the letters notifying employees of their options awards (‘‘Notification Letters’’) were sent to employees. Accordingly, the Company used the dates of the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Notification Letters sent to employees (and not the dates of the unanimous written consents) as the measurement dates for purposes of calculating its Stock-Based Charge.

The review also found that the accounting measurement dates used for stock option grants to one future employee and employees of three acquired businesses were incorrectly the dates specified in the unanimous written consent and not the employee’s hire date or the acquisition dates, which occurred later. In connection with these grants, L-3 used the new hire date or acquisition dates, as applicable, for purposes of calculating its Stock-Based Charge.

The review was not able to determine the reasons for the original errors that caused the Company to use incorrect accounting measurement dates in its historical option granting practices.

This charge includes non-cash compensation expense of $31.1 million ($20.4 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also includes $8.1 million ($5.1 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year and for the three months ended March 31, 2006 on the Company’s previously reported net income is presented in the table below.

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

With respect to the portion of the Stock-Based Charge that relates to amounts that would be deferred compensation under Section 409A of the Code, on November 20, 2006 the Company filed an ‘‘Offer to Amend Certain Options’’ under the Tender Offer rules of the Exchange Act for employees who were issued stock options with an exercise price less than the fair market value on the date of grant, which vested after December 31, 2004 and were outstanding. For those employees who accepted the tender offer, the Company modified the outstanding stock options covered by the tender offer, subject to certain limitations, on December 19, 2006. The Company expects that this modification will allow the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in the exercise prices in cash during 2007. The Stock-Based Charge includes an estimated cost resulting from such modifications of approximately $3.6 million ($2.2 million after income taxes) that should have been recorded as a liability during 2005,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

which is not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, which were exercised during 2006 before the tender offer was filed, these employees are subject to an incremental 20% income tax on the amount considered deferred compensation. The Company expects to pay these affected employees an amount equal to such incremental taxes. The Stock-Based Charge includes such expected payments of approximately $2.3 million ($1.5 million after income taxes).

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SAB No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected or to L-3’s results for the year ending December 31, 2006.

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

4.    Acquisitions

    2006 Business Acquisitions

During 2006, in separate transactions, the Company acquired ownership interests in fourteen businesses, for an aggregate purchase price of $956.9 million, plus acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $837.3 million, of which goodwill of $41.7 million is expected to be deductible for income tax purposes. Goodwill of $204.6 million was assigned to the C3ISR reportable segment, $138.1 million was assigned to the AM&M reportable segment, $490.8 million was assigned to the Specialized Products reportable segment and $3.8 million was assigned to the Government Services reportable segment. The 2006 business acquisitions were initially financed with a combination of cash on hand and revolving credit facility borrowings, which have subsequently been repaid. The purchase prices for the acquisitions of TCS Design and Management Services, Incorporated (TCS), CyTerra Corporation (CyTerra), SSG Precision Optronics, Inc. (SSG), Nautronix Defense Group (Nautronix), Crestview Aerospace Corporation (Crestview), gForce Technologies, Inc (gForce) and Nova Engineering (Nova) are subject to adjustment based on actual closing date net assets or net working capital of the acquired businesses, which have not yet been finalized. In addition, in certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance or certain other performance conditions not to exceed an aggregate amount of $57.9 million as discussed below. Any such additional consideration will be accounted for as goodwill. The Company completed the following business acquisitions during 2006:

•	All of the outstanding stock of SAM Electronics GmbH (SAM) on January 31, 2006, for $188.7 million in cash, including a $38.7 million increase to the final contractual purchase price based on closing date net assets, of which $30.8 million was for cash acquired at foreign locations. SAM, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to commercial shipyards and international navies;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

•	All of the outstanding stock of SafeView, Inc. (SafeView) on March 9, 2006, and CyTerra on March 21, 2006, for an aggregate purchase price of $190.6 million in cash, plus additional consideration, not to exceed $35.1 million, which is contingent upon their financial performance for the year ended 2006 and for the years ending December 31, 2007 and 2008. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets;

•	Increased the Company’s ownership in Medical Education Technologies, Inc. (METI) on April 4, 2006 from approximately 47% to 80% for a purchase price of $10.6 million in cash. METI is a supplier of human patient and surgical simulators, as well as related educational products;

•	All of the outstanding stock of SSG on June 1, 2006, for $67.9 million in cash. SSG specializes in optics, telescopes and precision optical subsystems for government, military and commercial customers;

•	All of the outstanding stock of Nautronix on June 1, 2006 for $69.0 million in cash, plus additional consideration, not to exceed $6.0 million, which is contingent upon certain contract awards to Nautronix through 2010. Nautronix is a leader in through-water communications, acoustic ranges and positioning technology;

•	All of the outstanding stock of Crestview on June 29, 2006 for $146.3 million in cash, part of which was used for the payoff of mortgages on facilities. Crestview provides aircraft structures, major airframe assemblies and military aircraft modifications for leading prime contractors and original equipment manufacturers;

•	All of the outstanding stock of TRL Electronics plc (TRL) for $165.8 million in cash and $5.6 million in notes payable issued by the Company to certain shareholders of TRL, which are due and payable on March 30, 2007. The Company acquired a controlling ownership interest in TRL on July 12, 2006. TRL, which has its principal operations in the United Kingdom, offers advanced radio and satellite communications systems, providing governments and defense organizations around the world with the ability to trace, locate, monitor and defend transmissions, as well as to communicate securely; and

•	All of the outstanding stock of Nova on October 25, 2006, for $46.6 million in cash, plus additional consideration, not to exceed $9.8 million, which is contingent upon their financial performance for the years ending December 31, 2007 to 2010. Nova offers engineering services plus unique commercial-off-the-shelf products, including mobile ad hoc networking routers, flight test telemetry equipment and sensor communications systems. Nova products and services support critical defense programs as well as industrial and public safety customers.

•	All of the outstanding stock of Advanced Systems Architectures Ltd. (ASA) on January 25, 2006, TCS on January 26, 2006, Magnet-Motor on March 20, 2006, gForce on October 12, 2006 and TACNET on November 27, 2006 for an aggregate purchase price of $65.8 million in cash, plus additional consideration, not to exceed $7.0 million, which is contingent upon the financial performance of ASA and TCS for the year ending December 31, 2007 and TACNET for the years ending December 31, 2009 and 2010. ASA is a systems engineering and software developer of multi-sensor fusion and tracking systems for military applications, TCS specializes in fixed and rotary wing aircraft and avionics system engineering services for the U.S. Air Force, and TACNET provides an integrated suite of electronics designed for use in a variety of law enforcement vehicles.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed, including acquisition costs, in connection with all of the Company’s

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

business acquisitions that were completed during the year ended December 31, 2006.

(in millions)
Cash and cash equivalents	$61.7
Contracts in process	211.6
Other current assets	25.4
Goodwill	837.3
Identifiable intangible assets	73.5
Property, plant and equipment	52.8
Other assets	0.2
Total assets acquired	1,262.5
Current liabilities	227.4
Other liabilities	72.7
Total liabilities assumed	300.1
Minority interests	1.1
Net assets acquired	$961.3

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of SafeView, Magnet-Motors, CyTerra, METI, SSG, Nautronix, Crestview, TRL, gForce, TACNET and Nova are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. The final purchase price allocation will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are in process. The Company does not expect any of the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position. The Company has completed the purchase price allocations for ASA, TCS and SAM. The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position.

Other 2006 Business Acquisition Transactions

On May 19, 2006, the Company increased its ownership percentage in Army Fleet Support LLC from 80% to 90% for a purchase price of $10.8 million paid in cash.

    2005 Business Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for approximately $2,735.9 million in cash, including the assumption of approximately $626.0 million of Titan’s debt, plus $42.1 million of acquisition costs. Concurrent with the Titan acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using cash on hand, $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes. Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

United States federal government customers. Titan offers services, systems and products for Government Services, enterprise information technology and homeland security programs.

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

The table below presents a summary of (1) the preliminary purchase price allocation for the Titan acquired assets and assumed liabilities as reported in the Company’s unaudited condensed consolidated financial statements as of September 30, 2005, (2) the changes made to the preliminary purchase price allocation and (3) the final purchase price allocation, which includes the results from the final appraisals and other valuations of fair value for the Titan acquired assets and assumed liabilities. As illustrated, the substantial majority of Titan’s purchase price was allocated to goodwill. The primary factors that contributed to the recognition of goodwill for the Titan acquisition are similar to those discussed in Note 6 under ‘‘Goodwill and Identifiable Intangible Assets.’’

	Final	Preliminary	Change
	(in millions)
Cash and cash equivalents	$25.2	$25.2	$ —
Contracts in process	534.4	543.0	(8.6	)(a)
Current deferred income taxes	90.9	86.8	4.1	(b)
Other current assets	37.7	39.8	(2.1	)(c)
Goodwill	2,240.7	2,292.1	(51.4	)(d)
Identifiable intangible assets	240.1	225.0	15.1	(e)
Non-current deferred income taxes	13.6	—	13.6	(b)
Other assets	111.1	82.4	28.7	(f)
Total assets acquired	3,293.7	3,294.3	(0.6)
Current liabilities	376.7	345.6	31.1	(g)
Non-current deferred income taxes	—	49.6	(49.6	)(b)
Other liabilities	139.0	119.5	19.5	(h)
Total liabilities assumed	515.7	514.7	1.0
Net assets acquired	$2,778.0	$2,779.6	$(1.6)

(a)	The reductions to contracts in process are primarily to reduce the value of unbilled contract costs, existing at the date of acquisition, which are related to previously completed contracts for which there is no remaining contract value or unsupportable contracts costs which cannot be invoiced to customers.

(b)	The adjustments to current and non-current deferred income taxes primarily represent final revisions to Titan’s net operating loss carryforwards, the elimination of Titan’s historical deferred taxes on goodwill and the deferred tax impact of changes to the final Titan acquisition date balance sheet.

(c)	The decrease to other current assets is primarily to reduce certain prepaid expenses related to employee travel advances, existing at the date of acquisition, for which there is no supporting documentation, and which cannot be invoiced to customers to be recovered.

(d)	The decrease to goodwill represents the effect of the final adjustments to the purchase price allocation. Goodwill in the amount of $1,774.1 million was assigned to the Government Services reportable segment and $466.6 million was assigned to the Specialized Products reportable segment, and $108.6 million of the Titan goodwill is expected to be deductible for income tax purposes.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

(e)	The increase to identifiable intangible assets is primarily due to increases for customer contractual relationships and favorable leasehold interests. Customer contractual relationships represent $224.0 million of the Titan identifiable intangible assets. The Company estimated the fair value of the customer contractual relationships utilizing the excess earnings method, which is a form of the income approach. This method is based on projecting revenues and expenses attributable to customer contractual relationships over their remaining economic lives, and then subtracting the required return on the contributory assets used in the business to generate such income, in order to attribute any residual ‘‘excess earnings’’ to the customer contractual relationships intangible assets. The estimated after-tax excess earnings (cash flows) are then discounted to their present value equivalents using a discount rate commensurate with the risk associated with the financial projections.

(f)	The increase in other assets is primarily related to a $27.8 million gross-up adjustment to separately recognize an asset for insurance recoveries for certain pre-acquisition securities claims, which were netted against other liabilities in the preliminary purchase price allocation (as discussed below in Note (h)). These claims and insurance recovery settled in the second quarter of 2006 at the amounts recorded.

(g)	The increase in current liabilities includes $9.0 million for the estimated fair value of a preacquisition contractual performance obligation with the U.S. Navy, $8.8 million for a preacquisition obligation for the indemnification of legal defense costs for former Titan directors and officers in certain ongoing investigations, and $4.4 million for the current portion of unfavorable leasehold interests.

(h)	Other liabilities increased primarily due to the $27.8 million gross up adjustment for insurance recoveries (as discussed above in Note (f)), partially offset by $10.3 million in reduced litigation and environmental reserves.

Other 2005 Business Acquisitions:     During 2005, in separate transactions, the Company also acquired eleven businesses, excluding Titan, for an aggregate purchase price of $681.1 million in cash, excluding acquisition costs. Based on the final purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $589.3 million, of which $230.7 million is expected to be deductible for income tax purposes. Goodwill of $23.1 million was assigned to the C3ISR reportable segment, $7.6 million was assigned to the Government Services reportable segment and $558.6 million was assigned to the Specialized Products reportable segment. The 2005 business acquisitions, other than the acquisition of Titan, were financed with cash on hand. The Company completed the following business acquisition during 2005:

•	Substantially all of the operations of the Marine Controls division of CAE on February 3, 2005, for $188.6 million in cash. The business was renamed L-3 Communications MAPPS Inc. (Marine Automation and Power Plant Simulation, or MAPPS). L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide;

•	The Propulsion Systems business unit of General Dynamics Corporation on February 25, 2005, for $196.8 million in cash, which includes an increase of $11.8 million to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications – Combat Propulsion Systems. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, and suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles. The acquired business also has a production center for Abrams tank components;

•	The Electron Dynamics Devices business of The Boeing Company on February 28, 2005, for $97.0 million in cash, which includes a $7.0 million increase to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications – Electron Technologies, Inc. (ETI). The ETI business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems; and

•	InfraredVision Technology Corporation (ITC), Mobile-Vision, Inc., Sonoma Design Group, Inc. (SDG), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, EOTech Acquisition Corp., and Applied Signal and Image Technology, Inc.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

(ASIT) for an aggregate purchase price of $198.7 million in cash, plus additional consideration, not to exceed $29.0 million, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2007 through 2008. Any such additional consideration will be accounted for as goodwill.

    2004 Business Acquisitions

During 2004, in separate transactions, the Company acquired eleven businesses, for an aggregate purchase price of $460.9 million in cash, excluding acquisition costs. Based on the final purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $399.8 million, of which $100.2 million is expected to be deductible for income tax purposes. Goodwill of $9.1 million was assigned to the C3ISR reportable segment, $64.9 million to the Government Services reportable segment, $9.9 million to the AM&M reportable segment and $315.9 million to the Specialized Products reportable segment. The 2004 business acquisitions were financed with cash on hand. The Company completed the business acquisitions listed below during 2004:

•	Substantially all of the assets and certain specified liabilities of Beamhit LLC on May 13, 2004, for $40.9 million in cash, plus additional consideration contingent upon the financial performance of Beamhit for the year ending December 31, 2007. Any such additional consideration will be accounted for as goodwill. Beamhit is a developer and supplier of laser marksmanship training systems, and adds a series of new products to the Company’s expanding role in readiness training and simulation products and services;

•	Substantially all of the assets and liabilities of Brashear, LP on June 14, 2004, for $36.3 million in cash. Brashear is a developer and supplier of complex electro-optical systems, including laser ranging and tracking systems, test range instrumentation, telescope systems, naval fire control systems and laser beam directors for military and international customers. Brashear adds new capabilities to the Company’s role in advanced optics;

•	Substantially all of the assets and liabilities of the Commercial Infrared business of Raytheon Company (Raytheon) on November 9, 2004, for $44.3 million in cash. The business was renamed L-3 Communications Infrared Products (Infrared Products). Infrared Products is a leading producer of uncooled thermal imaging products for the public safety, fire and rescue, security, transportation and industrial markets;

•	All of the outstanding stock of Cincinnati Electronics, Inc. on December 9, 2004, for $176.3 million in cash. Cincinnati Electronics designs and manufactures a range of infrared (IR) detectors, imaging sensors, missile warning systems, space launch vehicle products and spacecraft electronics;

•	All of the outstanding stock of the Canadian Navigation Systems and Space Sensors System business of Northrop Grumman on December 30, 2004, for $69.9 million in cash. The business was renamed L-3 Electronics Systems (LES). LES designs, develops and integrates electronic products and systems for aviation and ground vehicles, primarily in Canada and the United States; and

•	AVISYS, Inc., the General Electric Driver Development business, Bay Metals and Fabrication, Inc., D.P. Associates, Inc., certain video security product lines of Sarnoff Corporation and BAI Aerosystems for an aggregate purchase price of $93.3 million in cash.

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

    Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2006, December 31, 2005 and December 31, 2004, assuming that the business acquisitions completed during 2006 and 2005 had occurred January 1, 2005, and that the business acquisition completed during 2005 and 2004 had occurred January 1, 2004.

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Pro forma sales	$12,657.1	$11,630.0	$9,676.9
Pro forma net income	$505.3	$422.7	$315.0
Pro forma diluted earnings per share	$4.05	$3.49	$2.76

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

The unaudited pro forma results include charges for costs related to Titan’s internal review and shareholder settlements related to the securities law class action and derivative action lawsuits, each arising out of Titan’s alleged violations of the Foreign Corrupt Practices Act (FCPA) (see Note 16 for a further discussion of Titan’s FCPA investigation). The unaudited pro forma results also include costs related to the acquisition of Titan by the Company. These charges, which were recorded by Titan prior to the July 29, 2005 acquisition, amounted to approximately $80.5 million for the year ended December 31, 2005 and approximately $60.3 million for the year ended December 31, 2004. Costs and expenses for the year ended December 31, 2004 also include asset impairment charges recognized by Titan totaling approximately $15.5 million. These Titan related costs and charges did not occur in the periods following the Titan acquisition by L-3.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	December 31,
	2006	2005
	(in millions)
Billed receivables, net of allowances of $20.0 million and $19.6 million	$1,191.6	$1,071.2
Unbilled contract receivables, gross	1,611.1	1,414.1
Less: unliquidated progress payments	(317.0)	(235.6)
Unbilled contract receivables, net	1,294.1	1,178.5
Inventoried contract costs, gross	617.9	529.8
Less: unliquidated progress payments	(71.2)	(64.5)
Inventoried contract costs, net	546.7	465.3
Inventories at lower of cost or market	237.7	189.4
Total contracts in process	$3,270.1	$2,904.4

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-reimbursable type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices for customers. The Company believes that approximately 87% of the unbilled contract receivables at December 31, 2006 will be billed and collected within one year.

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

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company accounts for the portion of its G&A, IRAD and B&P costs that are allowable indirect costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs. These are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the period presented.

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$55.7	$43.7	$38.0
Add: Amounts included in acquired inventoried contract costs	3.2	2.1	5.6
Contract costs incurred(1)	1,066.1	792.9	591.1
Less: Amounts charged to cost of sales during the year	(1,061.1)	(783.0)	(591.0)
Amounts included in inventoried contract costs at end of the year	$63.9	$55.7	$43.7

(1)	Incurred costs include IRAD and B&P costs of $243.5 for 2006, $185.6 million for 2005 and $149.4 million for 2004.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Selling, general and administrative expenses	$206.2	$159.4	$133.4
Research and development expenses	86.3	65.7	71.2
Total	$292.5	$225.1	$204.6

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market at December 31, 2006 and 2005.

	December 31,
	2006	2005
	(in millions)
Raw materials, components and sub-assemblies	$97.5	$81.0
Work in process	97.3	54.1
Finished goods	42.9	54.3
Total	$237.7	$189.4

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2006, the Company had approximately 63,700 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible asset from the businesses that the Company acquires are the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, in particular the Titan businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at December 31, 2005(1)	$773.6	$2,257.9	$950.0	$2,918.3	$6,899.8
Business acquisitions	201.7	14.2	142.3	498.4	856.6
Foreign currency translation adjustments	11.2	—	50.5	52.2	113.9
Balance at December 31, 2006	$986.5	$2,272.1	$1,142.8	$3,468.9	$7,870.3

(1)	As a result of the segment re-alignments discussed in Note 2, $946.0 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $63.6 million of goodwill was reclassified from the AM&M reportable segment to the Specialized Products reportable segment.

Goodwill increased by $970.5 million to $7,870.3 million at December 31, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $837.3 million for business acquisitions completed during the year ended December 31, 2006, (ii) an increase of $0.4 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture (increasing the Company’s ownership interest from 80% to 90%), (iv) a net increase of $10.8 million for certain business acquisitions completed prior to January 1, 2006, primarily related to final purchase price determinations, including Electron Technologies, and (v) an increase of $113.9 million due to foreign currency translation (recorded in Accumulated Other Comprehensive Income) on goodwill assigned to businesses located outside of the United States, including $83.9 million attributable to periods prior to January 1, 2006.

Identifiable Intangible Assets.    The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

		December 31, 2006			December 31, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in Years)		(in millions)		(in millions)
Identifiable intangible assets:
Customer contractual relationships	23.1	$485.0	$60.3	$424.7	$396.6	$35.6	$361.0
Technology	7.4	74.5	22.8	51.7	61.1	9.5	51.6
Other, primarily favorable leasehold interests	9.0	11.1	4.3	6.8	2.0	1.8	0.2
Total	21.2	$570.6	$87.4	$483.2	$459.7	$46.9	$412.8

The Company recorded amortization expense for its identifiable intangible assets of $40.5 million for 2006, $23.1 million for 2005 and $14.7 million for 2004. Based on gross carrying amounts at December 31, 2006, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2007 through 2011 are presented in the table below.

	Years Ending December 31,
	2007	2008	2009	2010	2011
	(in millions)
Estimated amortization expense	$47.0	$43.9	$45.4	$46.8	$42.0

7.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2006	2005
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$82.8	$61.8
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	81.0	76.6
Accrued interest	67.9	68.2
Aggregate purchase price payable for acquired businesses	23.6	36.8
Deferred revenues	8.8	15.0
Liabilities for pending and threatened litigation (see Note 16)	135.8	3.2
Other	109.2	96.5
Total other current liabilities	$509.1	$358.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2006	2005
	(in millions)
Accrued product warranty costs:
Balance at January 1	$61.8	$49.8
Acquisitions during this period	15.0	6.0
Accruals for product warranties issued during the period	41.6	25.8
Accruals for product warranties existing before January 1(1)	3.1	1.6
Settlements made during the period	(38.7)	(21.4)
Balance at December 31	$82.8	$61.8

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2006 and January 1, 2005, respectively.

The table below presents the components of other liabilities.

	December 31,
	2006	2005
	(in millions)
Other Liabilities:
Non-current portion of net deferred gains from terminated interest rate swap agreements	$15.0	$18.2
Accrued workers compensation	37.8	25.8
Notes payable and capital lease obligations	11.2	10.5
Deferred compensation	70.7	59.0
Unfavorable lease obligations	20.1	12.4
Liabilities for pending and threatened litigation (see Note 16)	8.2	39.4
Other non-current liabilities	142.1	129.4
Total other liabilities	$305.1	$294.7

8.    Property, Plant and Equipment

	December 31,
	2006	2005
	(in millions)
Land	$51.7	$46.9
Buildings and improvements	229.3	206.5
Machinery, equipment, furniture and fixtures	821.4	685.8
Leasehold improvements	200.2	174.3
Gross property, plant and equipment	1,302.6	1,113.5
Less: Accumulated depreciation and amortization	(566.5)	(455.9)
Property, plant and equipment, net	$736.1	$657.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

9.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2006	2005
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility	$—	$—
Borrowings under Term Loan Facility maturing 2010(1)	650.0	750.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,850.0	3,950.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,550.0	4,650.0
Less: Unamortized discounts	(15.0)	(16.5)
Carrying amount of long-term debt	$4,535.0	$4,633.5

(1)	Weighted average interest rate at December 31, 2006 was 6.24%.

L-3 Communications

At December 31, 2006, the Company’s Senior Credit Facility was comprised of a $1.0 billion five-year revolving credit facility and a term loan facility, collectively referred to as the Senior Credit Facility, maturing on March 9, 2010.

At December 31, 2006, available borrowings under the revolving credit facility were $923.2 million after reductions for outstanding letters of credit of $76.8 million.

Borrowings under the Senior Credit Facility bear interest, at L-3 Communications’ option, at either a ‘‘base rate’’ equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America ‘‘prime rate’’ (as defined) plus a spread ranging from 0.00% to 0.75% per annum or a ‘‘LIBOR rate’’ (as defined) plus a spread ranging from 0.625% to 1.75% per annum, both depending on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.125% to 0.375% per annum, (2) letter of credit fees ranging from 0.46875% to 1.3125% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 0.625% to 1.75% for financial letters of credit, in all cases depending on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the ratings as determined by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit-enhanced, senior unsecured long-term debt.

On July 29, 2005, L-3 Communications sold $1.0 billion of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9.1 million. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

effective interest rate of the 2005 Notes is 6.47% per annum over the term of the 2005 Notes. Interest is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to $972.0 million after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. The 2005 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after October 15, 2010, the 2005 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.188% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning October 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on October 15, 2013 and thereafter. Prior to October 15, 2008, L-3 Communications may redeem up to 35% of the 2005 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.375% of the principal amount (plus accrued and unpaid interest).

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

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.7888 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $102.16 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price; (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a ‘‘fundamental change’’ (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES.

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

On October 5, 2004, L-3 Holdings announced a full redemption of all the $420.0 million of its 4.00% Senior Subordinated Convertible Contingent Debt Securities (Old CODES) due 2011, which expired on Thursday, October 21, 2004. On October 21, 2004, holders of $419.8 million of the principal amount of Old CODES exercised their conversion rights and converted such Old CODES into 7.8 million shares of L-3 Holdings common stock.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Subordination and Guarantees

The borrowings under the Senior Credit Facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the Senior Subordinated Notes rank pari passu with one another and are junior to the guarantees of the Senior Credit Facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with the guarantees of the Senior Subordinated Notes and are junior to the guarantees of the Senior Credit Facility.

Covenants

Financial and other restrictive covenants.    The Senior Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, incur liens, make investments, merge or consolidate, dispose of assets, or pay dividends. The Company’s Senior Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0 for each fiscal quarter and (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0. Calculations of the consolidated leverage ratio and consolidated interest coverage ratio are to (a) take into account acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period and (b) exclude the $125.6 million litigation charge related to the OSI Systems, Inc. matter, which is more fully described in Note 16, and certain non-recurring costs incurred by the Company’s acquired businesses prior to the acquisition date from the pro forma results of operations of those acquired businesses. As of December 31, 2006, the Company was in compliance with its financial and other restrictive covenants.

In addition, the Senior Subordinated Notes indentures contain covenants that restrict the ability of L-3 Communications to incur indebtedness and issue capital stock that matures or is redeemable 91 days or less after the maturity date of such series of notes, and the ability of its restricted subsidiaries to incur indebtedness or issue preferred stock, unless the Company’s fixed charge coverage ratio would have been at least 2.0 to 1.0 on a pro forma basis. The covenants are subject to several material exceptions, including an exception for indebtedness under the Company’s credit facilities up to a specified amount.

In the event that the long-term senior debt rating of L-3 Communications is reduced below BBB−, or the equivalent, by two of the three rating agencies, Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings prior to the date the long-term debt rating of L-3 Communications is at least BBB–, or the equivalent, from all three rating agencies, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their first tier material wholly-owned foreign subsidiaries, in favor of the lenders under the Senior Credit Facility.

Restricted Payments.    L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. The Senior Credit Facility contains provisions that limit the ability of L-3 Communications to pay dividends or other distributions with respect to any capital stock and make investments in L-3 Holdings. However, the Senior Credit Facility permits L-3 Communications to:

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

•	fund payments of interest on indebtedness of L-3 Holdings and to fund payments of dividends on disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the proceeds received by L-3 Holdings from the issuance of such indebtedness or disqualified preferred stock have been invested by L-3 Holdings in L-3 Communications;

•	fund payments and prepayments of principal of indebtedness of L-3 Holdings and to fund optional and mandatory redemptions of disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the amount of such fundings, together with the amount of permitted intercompany advances does not exceed the aggregate amount of investments made by L-3 Holdings in L-3 Communications with the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 that is guaranteed by L-3 Communications;

•	pay regularly scheduled dividends on disqualified preferred stock issued by L-3 Communications;

•	redeem disqualified preferred stock issued by L-3 Communications so long as the amount of such redemptions does not exceed the aggregate proceeds received by L-3 Communications from the issuance of disqualified preferred stock after March 9, 2005; and

•	beginning with the quarter ended March 31, 2005, pay other dividends on and make other redemptions of its equity interests (including for the benefit of L-3 Holdings) and make other investments in L-3 Holdings, so long as no default or event of default has occurred and is continuing, up to an aggregate amount of $1.0 billion, increased (or decreased) quarterly by an amount equal to 50% of the consolidated net income (or deficit) of L-3 Communications for the quarter, plus (1) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications, plus (2) 100% of the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications and the indebtedness or disqualified preferred stock is not guaranteed by L-3 Communications, plus (3) 100% of the proceeds of any issuances of capital stock (other than disqualified preferred stock) by L-3 Communications after March 9, 2005.

Disqualified preferred stock discussed above is stock, other than common stock, issued that is not classified as a component of shareholders’ equity on the balance sheet. At December 31, 2006, L-3 Holdings does not have any disqualified preferred stock.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

10.    Shareholders’ Equity

In December 2006, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, the Company was authorized to repurchase and retire up to $500 million of its outstanding shares of common stock over the next two years. Repurchases under the program may be made through open market purchase, private transactions, transactions structured through investment banking institutions or any combination thereof, in accordance with applicable federal securities laws. In December 2006, the Company repurchased for $25.5 million, 321,300 shares at an average price of $79.51 per share, which have been recorded as treasury shares. At December 31, 2006, the dollar value of the remaining authorized repurchase program was $474.5 million.

Since January 1, 2007, the Company has repurchased an additional 1,653,023 shares of L-3 Holdings common stock at an average price of $81.58 per share for an aggregate amount of $134.8 million. All L-3 Holdings Common Stock repurchased were recorded as treasury shares.

11.     Financial Instruments

Fair Value of Financial Instruments.    At December 31, 2006 and 2005, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, borrowings under the term loan facility, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts of borrowings under the term loan facility are representative of their respective fair values because interest on the borrowings are determined at variable interest rates and such rates are revised frequently, based upon current LIBOR. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on exchange rates at December 31, 2006 and 2005. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31,
	2006		2005
	(in millions)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under the Term Loan Facility	$650.0	$650.0	$750.0	$750.0
Senior Subordinated Notes	3,185.0	3,191.1	3,183.5	3,218.4
CODES	700.0	735.9	700.0	693.9
Foreign currency forward contracts(1)	(8.9)	(8.9)	2.3	2.3

(1)	Notional amounts of foreign currency forward contracts are $225.0 million at December 31, 2006 and $200.0 million at December 31, 2005.

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

12.    Accumulated Other Comprehensive Loss

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 31, 2003	$(3.0)	$(0.2)	$0.6	$(70.2)	$—	$(72.8)
Period change	7.1	0.2	(1.9)	(5.3)	—	0.1
Balance at December 31, 2004	4.1	—	(1.3)	(75.5)	—	(72.7)
Period change	(2.0)	—	2.7	(5.2)	—	(4.5)
Balance at December 31, 2005	2.1	—	1.4	(80.7)	—	(77.2)
Period change	122.6 (1)	—	(6.8)	21.0	—	136.8
Adoption of SFAS 158	—	—	—	59.7	(168.4)	(108.7)
Balance at December 31, 2006	$124.7	$—	$(5.4)	$—	$(168.4)	$(49.1)

(1)	Includes $113.9 million due to the cumulative impact of foreign currency translation on goodwill. See Note 6.

13.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2006	2005	2004
Basic:	(in millions, except per share data)
Net income	$526.1	$508.5	$381.9
Weighted average common shares outstanding	123.1	118.8	107.8
Basic earnings per share	$4.27	$4.28	$3.54
Diluted:
Net income	$526.1	$508.5	$381.9
After-tax interest expense savings on the assumed conversion of convertible debt	—	—	9.1
Net income, including assumed conversion of convertible debt	$526.1	$508.5	$391.0
Common and potential common shares:
Weighted average common shares outstanding	123.1	118.8	107.8
Assumed exercise of stock options	5.0	7.6	9.7
Unvested restricted stock awards	0.6	0.3	0.2
Employee stock purchase plan contributions	0.5	—	—
Assumed purchase of common shares for treasury	(4.4)	(5.5)	(6.7)
Assumed conversion of convertible debt	—	—	6.4
Common and potential common shares	124.8	121.2	117.4
Diluted earnings per share	$4.22	$4.20	$3.33

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) had no impact on diluted EPS because the average market price of L-3 Holdings common stock for the period was less than $102.16, the price at which the CODES are convertible into L-3 Holdings common stock.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Excluded from the computations of diluted EPS are potential common shares of 2.1 million for the year ended December 31, 2006, 0.8 million for the year ended December 31, 2005 and 0.1 million for the year ended December 31, 2004, because they were anti-dilutive.

Diluted EPS for the year ended December 31, 2006 includes (1) a charge of $0.63 per share for an adverse jury verdict rendered against the Company (see Note 16), and (2) a charge of $0.20 per share related to stock-based awards granted during the period from May 1998 to July 2003 (see Note 3).

14.    Income Taxes

Income before income taxes is summarized in the table below.

	2006	2005	2004
	(in millions)
Domestic	$726.6	$737.2	$559.0
Foreign	98.0	51.1	37.7
Income before income taxes	$824.6	$788.3	$596.7

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December
	2006	2005	2004
	(in millions)
Current income tax provision:
Federal	$106.8	$99.5	$64.1
State and local	35.6	27.2	11.4
Foreign	28.3	14.5	15.9
Subtotal	170.7	141.2	91.4
Deferred income tax provision (benefit):
Federal	124.8	126.5	108.6
State and local	(1.2)	10.5	16.6
Foreign	4.2	1.6	(1.8)
Subtotal	127.8	138.6	123.4
Total provision for income taxes	$298.5	$279.8	$214.8

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.7	3.1	3.2
Foreign income taxes	(1.6)	(0.5)	(0.7)
Extraterritorial income exclusion benefits	(0.4)	(1.1)	(1.2)
Manufacturing benefits	(0.7)	(0.2)	—
Research and experimentation and other tax credits	(0.6)	(0.7)	(1.1)
Favorable resolution of tax contingencies	—	(1.0)	—
Other, net	1.8	0.9	0.8
Effective income tax rate	36.2%	35.5%	36.0%

The provision for income taxes excludes current tax benefits related to compensation deductions for income tax purposes arising from the exercise of stock options by the Company’s employees in excess of compensation expense recognized under the provisions of SFAS 123R for these options. These income tax benefits were credited directly to shareholders’ equity in the amount of $63.2 million for 2006, $59.3 million for 2005 and $16.6 million for 2004. These income tax benefits also reduced current income taxes payable.

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2006	2005
Deferred tax assets:	(in millions)
Inventoried costs	$15.5	$10.0
Compensation and benefits	55.1	79.1
Pension and postretirement benefits	175.9	144.8
Income recognition on contracts in process	89.1	57.7
Litigation Charge	50.3	—
Loss carryforwards	25.9	88.8
Tax credit carryforwards	16.0	18.6
Capital loss carryforwards	5.1	10.2
Other	63.0	43.2
Gross deferred tax assets	495.9	452.4
Deferred tax liabilities:
Goodwill and other intangible assets	386.1	286.3
Property, plant and equipment	19.3	38.3
Other	4.6	6.1
Gross deferred tax liabilities	410.0	330.7
Valuation allowance	5.1	10.2
Net deferred tax assets	$80.8	$111.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The following table presents the classification of the Company’s net deferred tax assets.

	December 31,
	2006	2005
	(in millions)
Current deferred tax assets	$224.3	$230.6
Long-term deferred tax liabilities	(143.5)	(119.1)
Total net deferred tax assets	$80.8	$111.5

At December 31, 2006, the Company’s loss carryforwards included $23.1 million of federal net operating loss carryforwards that are subject to limitations and will expire, if unused, between 2021 and 2025, and approximately $286 million of state net operating losses that will expire, if unused, between 2007 and 2026. The Company also has $16.0 million of tax credit carryforwards primarily related to U.S. federal and state research and experimentation credits, alternative minimum tax credits that do not expire and state investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize these loss and credit carryforwards before they expire. Additionally, the Company has $4 million of federal and $57 million of state capital loss carryforwards that are subject to limitation and will expire, if unused, in 2007 and 2008. The capital loss carryforwards can only be used to offset capital gains and the Company has established a valuation allowance because it does not believe it is more likely than not that it will be able to utilize the capital loss carryforwards before they expire.

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

15.    Employee Stock-based Incentives

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

At December 31, 2006, the number of shares of L-3 Holdings’ common stock authorized for grant under the Plans was 23.4 million, of which 2.9 million shares were still available for awards. Under the terms of the 1999 Plan, grants of all restricted stock may not exceed, in the aggregate, more than 2% of the Company’s outstanding shares at the time of grant. The Company has adopted the Plans in order to provide incentives to directors, officers and employees of the Company and its subsidiaries. The Company

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

Stock Options.    The exercise price of stock options that may be granted under the 1998 Plan and 1999 Plan may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture following termination of employment. Compensation expense for stock option awards was $23.3 million ($14.2 million after income taxes) for the year ended December 31 2006, excluding a charge of $39.2 million ($25.5 million after income taxes) recorded in the three months ended June 30, 2006 pertaining to the years ended December 31, 1998 to 2005 and the three months ended March 31, 2006 (see Note 3). All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity under the Plans as of December 31, 2006 and changes during the year then ended.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Number of shares under option
Outstanding at January 1, 2006	8,088.0	$44.15
Options granted	1,722.7	73.98
Options exercised	(3,059.3)	24.28
Options forfeited	(255.4)	67.24
Outstanding at December 31, 2006	6,496.0	$60.81	7.1	$136.2
Vested and expected to vest at December 31, 2006(1)	5,603.1	$59.82	7.4	$123.0
Exercisable at December 31, 2006	3,489.3	$50.21	6.2	$110.2

(1)	Represents outstanding options reduced by expected forfeitures.

The estimated weighted average grant date fair value of each stock option awarded was $19.57 for the year ended December 31, 2006 and $21.53 for the year ended December 31, 2005. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $165.1 million for the year ended December 31, 2006, and $152.8 million for the year ended December 31, 2005. At December 31, 2006, unrecognized compensation costs related to stock options was $34.4 million ($20.9 million after income taxes), which is expected to be recognized over a weighted average remaining period of 7.1 years.

Stock Option Fair Value Estimation Assumptions.    For purposes of estimating the fair value provisions of SFAS 123R, the Company estimates the fair value of its stock options at the date of grant

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

using the Black-Scholes option-pricing valuation model. The Company’s valuation model is affected by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

•	Expected Holding Period. The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical data to estimate stock option exercise data and employee terminations within the valuation model.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ actual historical share price volatility.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases.

•	Risk-Free Interest Rate. The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2006 Grants	2005 Grants	2004 Grants
Expected holding period (in years)	4.4	4.5	4.2
Expected volatility	25.8%	29.4%	35.6%
Expected dividend yield	1.2%	0.8%	0.7%
Risk-free interest rate	4.8%	4.0%	3.1%

Restricted Stock.    The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan, including in the form of restricted stock units that automatically convert into shares of L-3 Holdings common stock upon vesting. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year vesting period starting on the date of grant. The Company awarded 0.4 million restricted shares for the year ended December 31, 2006, with an aggregate fair value of $29.8 million. The Company awarded 0.3 million restricted shares for the year ended December 31, 2005 with an aggregate fair market value of $21.0 million. The aggregate fair value of the restricted stock awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight line basis over the three year vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over that shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service.

Compensation expense for all restricted stock awards was $12.7 million ($7.7 million after income taxes) for the year ended December 31, 2006 and $5.0 million ($3.0 million after income taxes) for the year ended December 31, 2005. The table below presents a summary of the Company’s nonvested restricted stock awards as of December 31, 2006 and changes during the year then ended.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested balance at January 1, 2006	421.8	$66.46
Granted	395.0	75.44
Vested	(78.2)	44.91
Forfeited	(31.8)	73.70
Nonvested balance at December 31, 2006	706.8	$73.54

As of December 31, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $32.3 million ($19.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 1.9 years. The total fair value of restricted stock awards vested during the year ended December 31, 2006 was $5.8 million and during the year ended December 31, 2005 was $8.1 million.

Employee Stock Purchase Plan.    The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company, its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings’ common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings’ common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest daily sales price of a share of L-3 Holdings’ common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. On April 25, 2006, the Company received shareholder approval to increase the number of L-3 Holdings’ shares authorized under the plan from 2.9 million shares to 8.0 million shares. This increased the number of L-3 Holdings’ shares available for future issuance to 5.3 million shares. In July 2006, the Company issued 0.5 million shares under its employee stock purchase plan at an average price of $63.87 per share, which covered employee contributions for the six months ended June 30, 2006. In January 2007, the Company issued an additional 0.4 million shares under its employee stock purchase plan at an average price of $69.58 per share, which covered employee contributions for the six months ended December 31, 2006. For the year ended December 31, 2006, the Company recognized $10.6 million in compensation expense ($10.1 million after income taxes) related to the discount for L-3 Holdings’ common stock purchases under the employee stock purchase plan.

16.    Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2006.

	Real Estate	Equipment	Total
	(in millions)
2007	$142.8	$18.5	$161.3
2008	126.7	12.5	139.2
2009	104.2	9.3	113.5
2010	101.1	7.1	108.2
2011	68.0	6.6	74.6
Thereafter	214.8	40.7	255.5
Total minimum payments required	757.6	94.7	852.3
Less: Sublease rentals under non-cancelable leases	23.1	—	23.1
Net minimum payments required	$734.5	$94.7	$829.2

Rent expense, net of sublease income, was $157.4 million for 2006, $118.9 million for 2005 and $79.4 million for 2004.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating $281.6 million at December 31, 2006 and $320.3 million at December 31, 2005. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

In connection with the Company’s acquisition of Titan in 2005, the Company has assumed performance, bank debt and operating lease guarantees related to certain of Titan’s discontinued operations that were divested or discontinued by Titan prior to L-3’s acquisition of Titan. At December 31, 2006, the aggregate amount of the guarantees totaled $12.9 million, of which $11.2 million has been recognized as a liability in the purchase price allocation for the Titan acquisition. These guarantees will expire through 2015.

In connection with the Company’s acquisition of MAPPS in 2005 (See Note 4), the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Training Service (ACTS) program. The Company has guaranteed 50% of the bank debt borrowed by FAST to finance its activities on the ACTS program. At December 31, 2006, the Company’s guarantee amounted to $63.7 million. The Company’s guarantee is expected to increase to approximately $78.4 million by the end of the construction period and will be released upon customer acceptance of all contract deliverables, which is expected to occur no later than 2010.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2010 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28.0 million, or sell both properties on behalf of the lessor (the ‘‘Sale Option’’). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22.7 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5.3 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $22.7 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

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

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience and other procurement matters of the relevant foreign government.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in certain business acquisitions the Company has assumed some or all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below, which remained outstanding after the acquisition. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of OSI, the amount of the verdict (see below). Liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2006, the Company has not recorded any amounts for recoveries from insurance contracts. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Attorney for the Central District of California, Southern Division. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two subcontractors. The investigation is focused on the alleged failure to disclose certain supposed manufacturing deficiencies in the PWBs. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, a criminal conviction of IEC could result in debarment of IEC from contracting with the federal government for a specified term.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to the Company an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. Although the Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in favor of OSI, the Company recorded a litigation charge and accrued as a current liability $129.0 million, including an estimate for external legal costs incurred in connection with this litigation during the three months ended June 30, 2006. Thereafter, the Company filed a Motion for Judgment Notwithstanding the Verdict. The trial court denied the Company’s Motion on February 23, 2007. The trial court also denied OSI’s claim for a constructive trust and prejudgment interest. The Company intends to appeal the jury’s verdict.

Bashkirian Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens. An extension of time has been granted to the plaintiffs as they consider bringing an action in the Spanish court system to proceed with this matter. The plaintiffs’ counsel have indicated that a complaint will be filed in the Spanish court on March 15, 2007.

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS ).     Lockheed Martin Corporation (‘‘Lockheed’’) filed an amended lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida to include the Company as a party, as well as Mediatech, Inc. (‘‘Mediatech’’) and three individuals alleging that the Company’s Link Simulation and Training division (‘‘Link’’) conspired with Mediatech and the three individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the impending recompetition of the Aircrew Training and Rehearsal Support (‘‘ATARS’’) program. Lockheed is the existing prime contractor on the current ATARS program. Thereafter, Lockheed filed a Second Amended Complaint on August 21, 2006, which attempted to cure the deficiencies in their Computer Fraud and Abuse Act claims (the ‘‘CFAA Claims’’). The three individuals and the Company moved to dismiss the re-plead CFAA claims on September 8, 2006. The Court dismissed all of the CFAA claims, with the exception of one count as to the Company and one individual. Discovery in the litigation is ongoing. To date, the parties have deposed over twenty individuals. Lockheed and the Company have each served interrogatories and requests for production of documents, and have responded to such discovery requests.

In a related matter, on June 16, 2006, the Company received a letter from the Department of the Air Force Suspension and Debarment Authorities inquiring as to the Lockheed allegations and the Company’s present responsibility for Government contracting. Outside counsel continues to meet with the Department of the Air Force and respond to its inquiries. One of the former Lockheed employees has been debarred and a similar debarment action against another former Lockheed employee is pending. The debarment official has not indicated that it is considering taking any action against Link.

In another related matter, the Company received a Grand Jury Subpoena, in November 2006, relating to an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division, into Lockheed’s allegations. The Subpoena requests the production of documents. The Company is cooperating fully with the Government.

Government Investigation of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice (DoJ) requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. Five Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation. On September 20, 2006, counsel for L-3 Titan was informed by the NY Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Communications Titan Corporation (‘‘L-3 Titan’’) for certain antitrust violations. Additionally, a former Titan employee (and current L-3 Titan employee) received a letter from the DoJ indicating that he is a target of the investigation.

If the Field Office recommends indictments then, under normal DoJ procedures, L-3 Titan will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before DoJ acts on the Field Office’s recommendation. It is not known whether DoJ will recommend an indictment of L-3 Titan or the targeted employee. If an indictment against L-3 Titan occurs, the potential exists that it could be suspended or debarred from conducting business with the U.S. government.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $17.5 million in damages. The Company filed an answer denying the allegations in the complaint and a counterclaim for $1.0 million for non-payment of sales invoices. Although the arbitrators have been chosen, no arbitration date has yet been set.

Derivative Actions.    On August 18, 2006, Arnold Wandel filed a shareholder derivative complaint in the United States District Court for the Southern District of New York against the Company’s directors and certain officers. The complaint alleges, among other things, violations of certain federal securities laws and breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. On October 20, 2006, the Company filed a motion to dismiss the action on procedural grounds.

On January 10, 2007, a second shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company’s directors and certain officers, captioned as Jonathan L. Davis v. Estate of Frank C. Lanza, et al. The complaint, similar to the Wandel action, alleges, among other things, violations of certain federal securities laws and breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses.

Class Action.    On November 20, 2006, Indiana Electrical Workers Pension Trust Fund, IBEW filed a class action complaint in the Supreme Court of New York, County of New York against the Company and certain current and former directors and officers. The complaint alleges breach of fiduciary duty in connection with disclosures concerning the Company’s stock options award practices. The complaint seeks monetary damages, rescission of the 2004 amendment to the 1999 Long Term Performance Plan, equitable relief, and that fees and expenses be awarded. The Company and other defendants filed a notice of removal of this action to the United States District Court for the Southern District of New York on January 9, 2007, and a motion to dismiss pursuant to the Securities Litigation Uniform Standards Act on January 11, 2007.

CyTerra Government Investigation.    On November 14, 2006, CyTerra was served with a subpoena by the Department of Defense Office of the Inspector General. This subpoena followed interviews at several employees’ homes by the U.S. Army Criminal Investigation Command. Subpoenas have also been served on several CyTerra subcontractors and vendors. Based on the documents requested and the questions asked at the employee interviews, we believe that the Government’s investigation is focused on cost and pricing issues. The Company has made a claim against the escrow pursuant to the purchase agreement.

17.    Pensions and Other Employee Benefits

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

In September 2006, the FASB issued SFAS No. 158. SFAS 158 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the Company’s consolidated balance sheets. SFAS 158 requires recognition of the actuarial gains or losses and prior service costs or credits that have not yet been included in net periodic benefit cost as a component of accumulated other comprehensive income, net of tax. The recognition and disclosure provisions of SFAS 158 were effective for the Company for its fiscal year ended December 31, 2006. The additional minimum pension liability and related intangible assets have been derecognized upon the adoption of SFAS 158.

The table below presents the balance sheet account balances at December 31, 2006 prior to the initial adoption of SFAS 158, effect on adjustments to them and the account balances subsequent to adoption of SFAS 158.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in millions)
Other assets	$209.7	$(9.0)	$200.7
Accrued employment costs	$(568.9)	$(7.3)	$(576.2)
Pension and postretirement benefits	$(374.2)	$(162.3)	$(536.5)
Deferred income tax liability	$(213.4)	$69.9	$(143.5)
Accumulated other comprehensive (income) loss	$(59.6)	$108.7	$49.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact. The Company uses a November 30 measurement date to calculate its end of year (December 31) benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Change in benefit obligation:	(in millions)
Benefit obligation at the beginning of the year	$1,466.3	$1,131.6	$174.2	$142.1
Service cost	87.6	74.6	5.7	5.0
Interest cost	85.5	75.6	9.4	8.7
Plan participants’ contributions	3.6	2.2	2.3	2.2
Amendments	0.2	12.3	(2.4)	(13.1)
Actuarial loss	13.6	68.5	6.7	9.0
Obligations assumed in connection with business acquisitions	49.6	135.6	—	28.1
Foreign currency exchange rate changes	3.9	6.5	(0.1)	0.9
Curtailments, settlements and special termination benefits	0.3	—	0.3	—
Benefits paid	(52.8)	(40.6)	(8.7)	(8.7)
Benefit obligation at the end of the year	$1,657.8	$1,466.3	$187.4	$174.2
Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,029.7	$734.6	$23.4	$17.2
Actual return on plan assets	139.7	85.0	2.9	1.3
Assets acquired in connection with business acquisitions	—	128.3	—	—
Employer contributions	178.3	113.7	9.9	11.4
Plan participants’ contributions	3.6	2.2	2.3	2.2
Foreign currency exchange rate changes	(0.4)	6.5	—	—
Benefits paid	(52.8)	(40.6)	(8.7)	(8.7)
Fair value of plan assets at the end of the year	$1,298.1	$1,029.7	$29.8	$23.4
Funded status at the end of the year	$(359.7)	$(436.6)	$(157.6)	$(150.8)
Unrecognized actuarial loss		315.4		13.5
Unrecognized prior service cost		23.0		(23.5)
Net amount recognized		$(98.2)		$(160.8)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets(1)	$26.5	$44.1	$—	$—
Current liabilities(1)	(0.2)	—	(7.1)	—
Non-current liabilities(1)	(386.0)	(274.8)	(150.5)	(160.8)
Accumulated other comprehensive loss (income)	280.5	132.5	(3.9)	—
Net amount recognized	$(79.2)	$(98.2)	$(161.5)	$(160.8)

(1)	The sum of the amounts recognized as of December 31, 2006 equals $359.7 million for the pension plans and $157.6 million for the postretirement medical plans and represents the funded status of the plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

Amounts recognized in accumulated other comprehensive income (before taxes) consist of:
Net loss	$259.9	n/a	$17.8	n/a
Prior service cost (credit)	20.6	n/a	(21.7)	n/a
Total amount recognized	$280.5	n/a	$(3.9)	n/a

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $1,377.7 million at the year end 2006 and $1,193.0 million at year end 2005. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at year end 2006 and 2005.

	Pension Plans
	2006	2005
	(in millions)
Projected benefit obligation	$1,080.4	$1,133.8
Accumulated benefit obligation	945.7	912.3
Fair value of plan assets	741.7	667.7

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2006 and 2005.

	Pension Plans			Postretirement Benefit Plans
	2006		2005	2006		2005
Benefit obligations:
Discount rate	5.61	%(1)	5.75%	5.37	%(2)	5.50%
Rate of compensation increase	4.50%		4.50%	4.50%		4.50%

(1)	The discount rate assumptions used to determine the benefit obligations for the Company’s pension plans at December 31, 2006 were 5.75% for the U.S. based plans, 5.0% for the Canadian based plans and 4.5% for the German based plans.

(2)	The discount rate assumptions used to determine the benefit obligations for the Company’s postretirement benefit plans at December 31, 2006 were 5.50% for the U.S. based plans and 4.75% for the Canadian based plans.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2006, 2005 and 2004.

	Pension Plans			Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:	(in millions)
Service cost	$87.6	$74.6	$55.0	$5.7	$5.0	$4.3
Interest cost	85.5	75.6	55.1	9.4	8.7	8.1
Expected return on plan assets	(90.0)	(77.4)	(51.2)	(1.5)	(1.3)	(1.1)
Amortization of prior service cost (credit)	2.6	2.6	1.1	(4.2)	(3.9)	(2.9)
Amortization of net loss (gain)	18.8	13.6	11.6	0.9	(0.3)	0.2
Recognition due to settlement or curtailment	0.4	0.2	3.2	0.3	(0.1)	—
Net periodic benefit cost	$104.9	$89.2	$74.8	$10.6	$8.1	$8.6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive loss and recognized as components of net periodic benefit costs during 2007.

	Pension Plans	Postretirement Benefit Plans	Total
		(in millions)
Net loss	$13.2	$1.6	$14.8
Prior service cost (credit)	2.6	(4.0)	(1.4)
	$15.8	$(2.4)	$13.4

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004.

	Pension Plan					Postretirement Benefit Plans
	2006		2005		2004	2006	2005	2004
Net periodic benefit cost:
Discount rate	5.75%		6.00%		6.25%	5.50%	6.00%	6.25%
Expected long-term return on plan assets	8.55	%(1)	8.52	%(1)	9.00%	5.58%	5.58%	5.58%
Rate of compensation increase	4.50%		4.50%		4.50%	4.50%	4.50%	4.50%

(1)	The expected long-term return on plan assets assumptions used to determine the net periodic benefit costs for the years ended December 31, 2006 and 2005 were 8.75% for the U.S. based pension plans and 7.5% for the Canadian based pension plans.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 10.25% in 2007 and is assumed to gradually decrease to a rate of 5.0% in 2013 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$1.0	$(0.9)
Effect on postretirement benefit obligations	12.8	(10.3)

Plan Assets.    The Company’s Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans’ assets. These policies and strategies are to: (1) invest assets of the plans in a manner consistent with the fiduciary standards of ERISA; (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans’ assets at December 31, 2006, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at year-end 2006 and 2005, by asset category.

	U.S.			Non-U.S.(1)
Asset Category	Range	2006	2005	Range	2006	2005
Domestic equity	40% - 60%	55%	54%	15% - 40%	21%	41%
International equity	5% - 15%	8	7	20% - 40%	24	16
Fixed income securities	20% - 40%	18	19	30% - 55%	34	20
Real estate securities	5% - 15%	8	7	—	—	—
Other, primarily cash and cash equivalents	0% - 20%	11	13	0% - 15%	21	23
Total		100%	100%		100%	100%

(1)	Non-U.S. pension plans represent the Company’s participating Canadian subsidiaries. The plans’ percentage asset allocation for certain business acquisitions includes a receivable due from the seller to fund the acquisition date pension obligations, which is included in other, primarily cash and cash equivalents.

Contributions.    For 2007, the Company currently expects to contribute cash of between $70.0 million and $90.0 million to its pension plans and $9.5 million to its postretirement benefit plans.

Multi-employer Benefit Plans.    Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans based on a fixed rate per hour of service worked by the covered employees. Under these plans, the Company contributed cash and recorded expenses of $9.6 million for 2006, $8.7 million for 2005 and $7.8 million for 2004.

Lockheed Martin Commitment.    In connection with the Company’s acquisition in 1997 of the ten business units from Lockheed Martin and the formation of the Company, the Company assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses, which were transferred from Lockheed Martin to the Company. Lockheed Martin also has provided the Pension Benefit Guaranty Corporation (PBGC) with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company’s pension plans for Communication Systems West and Aviation Recorders (the ‘‘Subject Plans’’). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but the Company would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. For the year ended December 31, 2006, the Company contributed $17.6 million to the Subject Plans. At December 31, 2006, the aggregate projected benefit obligation was $249.4 million and the aggregate plan assets were $215.4 million for the Subject Plans. The Company believes it has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

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

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2007	$58.0	$10.0	$0.4
2008	64.0	11.0	0.6
2009	70.5	11.9	0.7
2010	76.9	12.7	0.8
2011	80.5	13.3	0.9
Years 2012-2016	522.3	72.4	6.2

Employee Savings Plans.    Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $111.5 million for 2006, $81.6 million for 2005 and $61.2 million for 2004.

18.    Supplemental Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Interest paid	$287.0	$163.6	$138.2
Income tax payments(1)	67.3	79.8	41.1
Income tax refunds	6.0	4.6	4.1
Noncash transactions:
Common stock issued for business acquisition consideration	—	—	7.0
Conversion of 4% senior subordinated convertible contingent debt securities to L-3 Holdings’ common stock	—	—	419.8
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings’ common stock	—	—	298.2

(1)	Income tax payments were reduced for tax benefits received as a result of option exercises by employees by $63.2 million for the year ended December 31, 2006, $59.3 million for the year ended December 31, 2005 and $16.6 million for the year ended December 31, 2004. For the year ended December 31, 2006, this benefit is included in net cash from financing activities on the statement of cash flows in accordance with SFAS 123R, which the Company adopted effective January 1, 2006. For the years ended December 31, 2005 and 2004, this benefit is included in net cash from operating activities on the statement of cash flows.

19.    Segment Information

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2006	2005	2004
Net Sales(1)
Products
C3ISR	$1,671.0	$1,458.7	$1,347.2
Government Services	181.1	90.3	73.8
AM&M	582.0	482.9	368.3
Specialized Products	3,649.9	2,764.8	1,877.9
Elimination of intercompany sales	(150.8)	(131.1)	(97.8)
Total products sales	5,933.2	4,665.6	3,569.4
Services
C3ISR	393.0	395.8	350.3
Government Services	3,751.0	2,148.7	1,008.9
AM&M	1,745.7	1,726.2	1,552.9
Specialized Products	765.9	584.1	448.1
Elimination of intercompany sales	(111.9)	(75.7)	(32.6)
Total services sales	6,543.7	4,779.1	3,327.6
Consolidated total	$12,476.9	$9,444.7	$6,897.0
Operating Income(1)
C3ISR	$215.8	$216.7	$218.0
Government Services	342.9	201.8	124.1
AM&M	232.6	219.8	186.1
Specialized Products	487.8	358.4	220.4
Segment Total	$1,279.1	$996.7	$748.6
Litigation charge	(129.0)	—	—
Stock-based charge	(39.2)	—	—
Consolidated total	$1,110.9	$996.7	$748.6
Depreciation and amortization
C3ISR	$35.0	$31.5	$31.0
Government Services	27.6	14.5	6.0
AM&M	25.7	24.8	21.8
Specialized Products	99.9	77.0	56.9
Consolidated total	$188.2	$147.8	$115.7
Capital Expenditures
C3ISR	$34.0	$31.7	$25.9
Government Services	8.2	5.3	3.5
AM&M	20.7	17.8	10.0
Specialized Products	85.5	62.0	40.7
Corporate	7.6	3.1	0.4
Consolidated total	$156.0	$119.9	$80.5

	December 31,
	2006	2005	2004
Total Assets(1)
C3ISR	$1,707.1	$1,363.8	$1,281.0
Government Services	3,333.6	3,394.7	844.3
AM&M	1,873.4	1,635.8	1,548.4
Specialized Products	5,660.4	4,704.5	3,215.9
Corporate	712.2	810.3	891.2
Consolidated total	$13,286.7	$11,909.1	$7,780.8

(1)	As a result of the segment re-alignments discussed in Note 2, for the year ended December 31, 2005, sales of $368.5 million and operating income of $33.2 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment and sales of $93.7 million and operating income of $7.6 million were reclassified from the AM&M reportable segment to the Specialized Products reportable segment. At December 31, 2005, $1,154.0 million of total assets was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $98.5 million of total assets was reclassified from the AM&M reportable segment to the Specialized Products reportable segment.

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

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, is summarized in the table below.

	Year Ended December 31,
	2006	2005	2004
	(in millions)
U.S.	$10,682.8	$8,189.8	$5,993.7
Foreign:
Canada	350.7	334.5	234.9
Germany	257.6	74.0	56.3
South Korea	193.5	95.5	22.3
United Kingdom	177.8	158.6	112.8
New Zealand	111.1	89.9	4.2
Australia	86.9	48.6	71.9
Other	616.5	453.8	400.9
Total foreign	1,794.1	1,254.9	903.3
Consolidated	$12,476.9	$9,444.7	$6,897.0

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2006	2005	2004
	(in millions)
U.S. Government agencies(1)	$9,978.1	$7,542.2	$5,538.8
Commercial	1,615.6	1,146.2	776.9
Allied foreign governments(1)	883.2	756.3	581.3
Consolidated	$12,476.9	$9,444.7	$6,897.0

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate customer for which the Company is a subcontractor.

The Company’s net sales to the U.S. Government agencies (in the table above), include L-3’s largest contract in terms of annual sales, which represented $612.4 million or 4.9% of consolidated net sales and is a contract with the U.S. Army’s Intelligence and Security Command (INSCOM) to provide worldwide linguist support services (the ‘‘Linguist Contract’’). The Linguist Contract ends in accordance with the contract’s terms on March 9, 2007. INSCOM re-competed the Linguist Contract during 2006 under the Translation and Interpretation Management Services (TIMS) contract, which is the successor contract to the Linguist Contract. In December 2006, INSCOM did not select L-3’s proposal for the TIMS contract, awarding it instead to another contractor. On December 22, 2006, we filed a protest with the U.S. Government Accountability Office (GAO) challenging the evaluation and selection decision for the TIMS contract. The GAO’s review of the Company’s protest is scheduled to be completed on or before April 5, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

20.    Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2006 and 2005 is presented in the table below. The Company’s unaudited quarterly results of operations are affected significantly by our business acquisitions. See Note 4.

	March 31	June 30(1)	September 30	December 31
	(in millions, except per share data)
2006
Sales	$2,903.8	$3,083.4	$3,104.5	$3,385.2
Operating income	288.4	148.4	333.3	340.8
Net income	138.9	49.8	163.8	173.6
Basic EPS	1.15	0.41	1.32	1.39
Diluted EPS	1.13	0.40	1.31	1.37
2005
Sales	$1,962.5	$2,075.6	$2,506.4	$2,900.2
Operating income	199.2	224.9	266.5	306.1
Net income	102.4	119.4	135.3	151.4
Basic EPS	0.88	1.00	1.13	1.26
Diluted EPS	0.86	0.99	1.11	1.24

(1)	The 2006 second quarter includes the Litigation Charge of $129.0 million ($78.2 million after income taxes, or $0.63 per diluted share), see Note 16, and the Stock-Based Charge of $39.2 million ($25.5 million after income taxes, or $0.20 per diluted share), see Note 3.

21.    Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock, additional paid-in capital and treasury stock, are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital and treasury stock of L-3 Communications for each of the three years ended December 31, 2006.

	L-3 Communications Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Total
	(in millions)
Balance at December 31, 2003	100	$—	$1,893.5	$—	$1,893.5
Contributions from L-3 Holdings	—	—	887.0	—	887.0
Balance at December 31, 2004	100	—	2,780.5	—	2,780.5
Contributions from L-3 Holdings	—	—	260.3	—	260.3
Balance at December 31, 2005	100	—	3,040.8	—	3,040.8
Contributions from L-3 Holdings	—	—	335.7	—	335.7
Balance at December 31, 2006	100	$—	$3,376.5	$—	$3,376.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings’ employee stock options, and related tax benefits, and (iii) L-3 Holdings’ common stock contributed to the Company’s savings plans are contributed to L-3 Communications. L-3 Holdings’ common stock issued to holders of the Convertible Notes and old CODES who converted such notes were also contributed to L-3 Communications. See Notes 2 and 9.

The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the ‘‘Guarantor Subsidiaries’’). See Note 9. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the ‘‘Non-Guarantor Subsidiaries’’) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.

The following condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications, (ii) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Balance Sheets		(in millions)
At December 31, 2006:
Current Assets:
Cash and cash equivalents	$—	$303.2	$(99.8)	$144.8	$—	$348.2
Contracts in process	—	764.6	1,989.2	516.3	—	3,270.1
Other current assets	—	247.7	46.7	17.1	—	311.5
Total current assets	—	1,315.5	1,936.1	678.2	—	3,929.8
Goodwill	—	987.4	5,706.1	1,176.8	—	7,870.3
Other assets	14.3	441.7	865.9	179.0	(14.3)	1,486.6
Investment in and amounts due from consolidated subsidiaries	5,991.6	8,582.1	1,727.0	46.5	(16,347.2)	—
Total assets	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7
Current liabilities	$—	$879.2	$1,005.3	$491.9	$—	$2,376.4
Other long-term liabilities	—	606.6	259.5	119.0	—	985.1
Long-term debt	700.0	4,535.0	—	—	(700.0)	4,535.0
Minority interests	—	—	—	84.3		84.3
Shareholders’ equity	5,305.9	5,305.9	8,970.3	1,385.3	(15,661.5)	5,305.9
Total liabilities and shareholders’ equity	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7
At December 31, 2005:
Current Assets:
Cash and cash equivalents	$—	$288.5	$4.7	$100.7	$—	$393.9
Contracts in process	—	647.3	1,877.7	379.4	—	2,904.4
Other current assets	—	274.3	58.7	12.2	—	345.2
Total current assets	—	1,210.1	1,941.1	492.3	—	3,643.5
Goodwill	—	1,051.6	5,170.4	677.8	—	6,899.8
Other assets	17.5	383.7	856.0	126.1	(17.5)	1,365.8
Investment in and amounts due from consolidated subsidiaries	5,173.2	7,490.0	1,186.8	58.4	(13,908.4)	—
Total assets	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1
Current liabilities	$—	$534.2	$978.4	$341.7	$—	$1,854.3
Other long-term liabilities	—	477.0	324.6	47.8	—	849.4
Long-term debt	700.0	4,633.5	—	—	(700.0)	4,633.5
Minority interests	—	—	—	81.2	—	81.2
Shareholders’ equity	4,490.7	4,490.7	7,851.3	883.9	(13,225.9)	4,490.7
Total liabilities and shareholders’ equity	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statement of Operations:		(in millions)
For the year ended December 31, 2006:
Net sales	$—	$2,734.3	$8,167.9	$1,611.4	$(36.7)	$12,476.9
Cost of sales	46.6	2,412.4	7,375.5	1,446.6	(83.3)	11,197.8
Litigation charge	—	129.0	—	—	—	129.0
Stock-Based charge	39.2	39.2	—	—	(39.2)	39.2
Operating income	(85.8)	153.7	792.4	164.8	85.8	1,110.9
Interest and other (income) expense, net	—	(27.0)	(3.5)	(5.6)	15.9	(20.2)
Interest expense	24.3	294.9	1.1	16.0	(40.2)	296.1
Minority interests in net income of consolidated subsidiaries	—	—	—	10.4	—	10.4
Income before income taxes	(110.1)	(114.2)	794.8	144.0	110.1	824.6
Provision (benefit) for income taxes	(39.9)	(41.3)	287.7	52.1	39.9	298.5
Equity in net income of consolidated subsidiaries	596.3	599.0	—	—	(1,195.3)	—
Net income	$526.1	$526.1	$507.1	$91.9	$(1,125.1)	$526.1
For the year ended December 31, 2005:
Net sales	$—	$2,476.4	$5,887.8	$1,105.2	$(24.7)	$9,444.7
Cost of sales	—	2,143.6	5,330.6	998.5	(24.7)	8,448.0
Operating income	—	332.8	557.2	106.7	—	996.7
Interest and other (income) expense, net	—	(16.0)	(0.9)	(2.1)	13.5	(5.5)
Interest expense	10.1	202.6	1.6	13.5	(23.6)	204.2
Minority interests in net income of consolidated subsidiaries	—	—	—	9.7	—	9.7
Income before income taxes	(10.1)	146.2	556.5	85.6	10.1	788.3
Provision (benefit) for income taxes	(3.6)	51.9	197.5	30.4	3.6	279.8
Equity in net income of consolidated subsidiaries	515.0	414.2	—	—	(929.2)	—
Net income	$508.5	$508.5	$359.0	$55.2	$(922.7)	$508.5
For the year ended December 31, 2004:
Net sales	$—	$2,038.7	$4,051.8	$834.2	$(27.7)	$6,897.0
Cost of sales	—	1,782.1	3,651.4	742.6	(27.7)	6,148.4
Operating income	—	256.6	400.4	91.6	—	748.6
Interest and other (income) expense, net	—	(20.1)	0.9	(0.8)	12.7	(7.3)
Interest expense	15.0	143.9	0.6	13.5	(27.7)	145.3
Minority interests in net income of consolidated subsidiaries	—	—	—	8.9	—	8.9
Loss on retirement of debt	—	5.0	—	—	—	5.0
Income before income taxes	(15.0)	127.8	398.9	70.0	15.0	596.7
Provision (benefit) for income taxes	(5.4)	46.0	143.6	25.2	5.4	214.8
Equity in net income of consolidated subsidiaries	391.5	300.1	—	—	(691.6)	—
Net income	$381.9	$381.9	$255.3	$44.8	$(682.0)	$381.9

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statement of Cash Flows:		(in millions)
For the year ended December 31, 2006:
Operating activities:
Net cash from operating activities	$—	$74.0	$858.1	$142.2	$—	$1,074.3
Investing activities:
Business acquisitions, net of cash acquired	—	(942.7)	—	—	—	(942.7)
Other investing activities	(335.7)	(47.2)	(74.3)	(26.5)	335.7	(148.0)
Net cash used in investing activities	(335.7)	(989.9)	(74.3)	(26.5)	335.7	(1,090.7)
Financing activities:
Net cash used in financing activities	335.7	930.6	(888.3)	(71.6)	(335.7)	(29.3)
Net increase (decrease) in cash	—	14.7	(104.5)	44.1	—	(45.7)
Cash and cash equivalents, beginning of the year	—	288.5	4.7	100.7	—	393.9
Cash and cash equivalents, end of the year	$—	$303.2	$(99.8)	$144.8	$—	$348.2
For the year ended December 31, 2005:
Operating activities:
Net cash from operating activities	$—	$269.7	$460.8	$116.3	$—	$846.8
Investing activities:
Business acquisitions, net of cash acquired	—	(3,434.8)	—	—	—	(3,434.8)
Other investing activities	(260.4)	(38.8)	(61.3)	(12.4)	260.4	(112.5)
Net cash used in investing activities	(260.4)	(3,473.6)	(61.3)	(12.4)	260.4	(3,547.3)
Financing activities:
Proceeds from sale of senior subordinated notes	700.0	990.9	—	—	—	1,690.9
Borrowings under term loan facility	—	750.0	—	—	—	750.0
Other financing activities, net	(439.6)	1,160.3	(401.5)	(58.7)	(260.4)	0.1
Net cash from financing activities	260.4	2,901.2	(401.5)	(58.7)	(260.4)	2,441.0
Net increase (decrease) in cash	—	(302.7)	(2.0)	45.2	—	(259.5)
Cash and cash equivalents, beginning of the year	—	591.2	6.7	55.5	—	653.4
Cash and cash equivalents, end of the year	$—	$288.5	$4.7	$100.7	$—	$393.9

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statement of Cash Flows:		(in millions)
For the year ended December 31, 2004:
Operating activities:
Net cash from operating activities	$—	$218.5	$312.3	$89.9	$—	$620.7
Investing activities:
Business acquisitions, net of cash acquired	—	(473.4)	—	—	—	(473.4)
Other investing activities	(164.2)	(36.9)	(38.7)	(6.5)	164.2	(82.1)
Net cash used in investing activities	(164.2)	(510.3)	(38.7)	(6.5)	164.2	(555.5)
Financing activities:
Proceeds from sale of senior subordinated notes	—	650.0	—	—	—	650.0
Redemption of senior subordinated notes	—	(205.8)	—	—	—	(205.8)
Other financing activities, net	164.2	334.8	(277.0)	(48.7)	(164.2)	9.1
Net cash from financing activities	164.2	779.0	(277.0)	(48.7)	(164.2)	453.3
Net increase (decrease) in cash	—	487.2	(3.4)	34.7	—	518.5
Cash and cash equivalents, beginning of the year	—	104.0	10.1	20.8	—	134.9
Cash and cash equivalents, end of the year	$—	$591.2	$6.7	$55.5	$—	$653.4