Form 10-Q
period 2007-09-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2007-11-05
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 125,769,645 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on November 2, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$725.1	$348.2
Contracts in process	3,550.1	3,270.1
Deferred income taxes	257.9	224.3
Other current assets	94.5	87.2
Total current assets	4,627.6	3,929.8
Property, plant and equipment, net	745.0	736.1
Goodwill	8,120.4	7,870.3
Identifiable intangible assets	442.0	483.2
Deferred debt issue costs	58.4	66.6
Other assets	212.8	200.7
Total assets	$14,206.2	$13,286.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$582.2	$508.1
Accrued employment costs	591.7	576.2
Accrued expenses	316.5	236.7
Advance payments and billings in excess of costs incurred	456.3	395.4
Income taxes	30.7	150.9
Other current liabilities	472.8	509.1
Total current liabilities	2,450.2	2,376.4
Pension and postretirement benefits	511.0	536.5
Deferred income taxes	241.5	143.5
Other liabilities	496.9	305.1
Long-term debt	4,536.1	4,535.0
Total liabilities	8,235.7	7,896.5
Commitments and contingencies (see Note 12)
Minority interests	88.3	84.3
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, outstanding 125,506,592 shares at September 30, 2007 and 125,237,967 shares at December 31, 2006 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,651.3	3,402.0
Treasury stock (at cost), 3,620,496 shares at September 30, 2007 and 321,300 shares at December 31, 2006	(314.3)	(25.5)
Retained earnings	2,431.6	1,978.5
Accumulated other comprehensive income (loss)	113.6	(49.1)
Total shareholders’ equity	5,882.2	5,305.9
Total liabilities and shareholders’ equity	$14,206.2	$13,286.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30,
	2007	2006
Net sales:
Products	$1,554.0	$1,451.4
Services	1,893.7	1,653.1
Total net sales	3,447.7	3,104.5
Cost of sales:
Products	1,373.0	1,280.7
Services	1,703.4	1,490.5
Total cost of sales	3,076.4	2,771.2
Operating income	371.3	333.3
Interest and other income, net	8.5	6.4
Interest expense	74.3	76.8
Minority interests in net income of consolidated subsidiaries	2.7	3.5
Income before income taxes	302.8	259.4
Provision for income taxes	104.3	95.6
Net income	$198.5	$163.8
L-3 Holdings’ earnings per common share:
Basic	$1.58	$1.32
Diluted	$1.56	$1.31
L-3 Holdings’ weighted average common shares outstanding:
Basic	125.4	123.8
Diluted	126.9	125.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Nine Months Ended September 30,
	2007	2006
Net sales:
Products	$4,702.5	$4,232.0
Services	5,452.4	4,859.7
Total net sales	10,154.9	9,091.7
Cost of sales:
Products (excludes stock-based charge of $23.8 in 2006)	4,173.2	3,742.6
Services (excludes stock-based charge of $15.4 in 2006)	4,929.6	4,410.8
Total cost of sales	9,102.8	8,153.4
Litigation charge	—	129.0
Stock-based charge	—	39.2
Operating income	1,052.1	770.1
Interest and other income, net	21.8	14.4
Interest expense	220.9	221.6
Minority interests in net income of consolidated subsidiaries	8.0	8.4
Income before income taxes	845.0	554.5
Provision for income taxes	296.3	202.0
Net income	$548.7	$352.5
L-3 Holdings’ earnings per common share:
Basic	$4.39	$2.88
Diluted	$4.34	$2.84
L-3 Holdings’ weighted average common shares outstanding:
Basic	125.0	122.4
Diluted	126.4	124.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF cash FLOWS
(in millions)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$548.7	$352.5
Depreciation of property, plant and equipment	110.0	98.1
Amortization of intangibles and other assets	43.2	38.0
Deferred income tax provision	94.8	68.2
Stock-based employee compensation expense	36.5	34.2
Contributions to employee savings plans in L-3 Holdings’ common stock	101.9	85.0
Non-cash portion of stock-based charge	—	31.1
Amortization of deferred debt issue costs (included in interest expense)	7.9	7.7
Other non-cash items	15.6	3.0
Subtotal	958.6	717.8
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(158.7)	(216.9)
Other current assets	(6.6)	16.9
Other assets	(7.8)	21.1
Accounts payable, trade	80.0	(34.0)
Accrued employment costs	(3.7)	25.2
Accrued expenses	40.0	38.2
Advance payments and billings in excess of costs incurred	(8.8)	40.1
Income taxes	73.1	97.5
Excess income tax benefits related to share-based payment arrangements	(11.9)	(54.7)
Other current liabilities	(17.5)	112.0
Pension, postretirement benefits and other liabilities	1.3	(31.2)
All other operating activities	(3.4)	3.2
Subtotal	(24.0)	17.4
Net cash from operating activities	934.6	735.2
Investing activities:
Business acquisitions, net of cash acquired	(203.2)	(873.5)
Capital expenditures	(101.2)	(103.0)
Dispositions of property, plant and equipment	2.3	1.7
Other investing activities	(5.9)	4.2
Net cash used in investing activities	(308.0)	(970.6)
Financing activities:
Borrowings under revolving credit facility	—	835.0
Repayment of borrowings under revolving credit facility	—	(835.0)
Common stock repurchased	(288.8)	—
Cash dividends paid on L-3 Holdings’ common stock	(94.4)	(69.0)
Proceeds from exercise of stock options	67.3	62.1
Proceeds from employee stock purchase plan	47.5	44.8
Excess income tax benefits related to share-based payment arrangements	11.9	54.7
Other financing activities	(6.1)	(3.4)
Net cash (used in) from financing activities	(262.6)	89.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	12.9	—
Net increase (decrease) in cash and cash equivalents	376.9	(146.2)
Cash and cash equivalents, beginning of the period	348.2	393.9
Cash and cash equivalents, end of the period	$725.1	$247.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems, and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M) and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 15.

The C3ISR reportable segment provides products and services for the global ISR market, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. The Government Services reportable segment provides linguist and translation services, training and operational support services, intelligence and information technology solutions, aviation and maritime systems engineering and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems for navy and maritime vessels, microwave components, simulation and training, electro-optic/infrared (EO/IR) products, precision engagement, aviation and display products, telemetry products, security and detection systems, propulsion systems for combat land vehicles and undersea warfare products.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2006, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation. Additionally, the quarterly interim financial statements are labeled using a calendar convention with the quarters ending on March 31, June 30 and September 30. It is management’s established practice to close its books on the Friday nearest these quarter-end dates in order to align the Company’s quarterly financial closing with its business processes. This practice only affects the first three quarters of the Company’s fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2006.

For a discussion of the Company’s review of its past stock option granting practices and related second quarter 2006 charge of $39.2 million ($25.5 million after income taxes) pertaining to the years ended December 31, 1998 to 2005 and the three months ended March 31, 2006, see Note 3 to the Company’s consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

3.    Acquisitions

2007 Business Acquisitions

During the nine months ended September 30, 2007, in separate transactions, the Company made the following three business acquisitions for an aggregate purchase price of $177.0 million in cash, plus acquisition costs, which were all financed with cash on hand:

•	All of the outstanding stock of Geneva Aerospace, Inc. (Geneva) on January 31, 2007. The Geneva acquisition is subject to additional consideration not to exceed $30.2 million, which is contingent upon its post acquisition financial performance for the years ending December 31, 2007 through 2009. Geneva is a provider of guidance and navigation systems for unmanned aerial vehicles.

•	All of the outstanding stock of Global Communication Solutions, Inc. (GCS) on May 4, 2007. GCS is a provider of satellite communications systems that integrate data, broadband internet, telephony, multimedia, audio, video and computer networking.

•	All of the outstanding stock of APSS S.r.l. (APSS) on August 31, 2007. APSS is a provider of mechanical, electric and automation systems for ships.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed, including acquisition costs, in connection with all of the Company’s business acquisitions that were completed during the nine month period ended September 30, 2007.

(in millions)
Cash and cash equivalents	$2.1
Contracts in process	27.7
Other current assets	0.7
Goodwill	151.4
Identifiable intangible assets	12.5
Property, plant and equipment	2.9
Other assets	0.1
Total assets acquired	197.4
Current liabilities	13.2
Other liabilities	6.9
Total liabilities assumed	20.1
Net assets acquired	$177.3

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition. The final purchase price allocations for these business acquisitions will be based on their final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values for acquired assets and assumed liabilities, which are currently in process. The final purchase price allocations for these business acquisitions are expected to be completed during the fourth quarter of 2007 except for APSS, which is expected to be completed in the first quarter of 2008. The Company does not expect any of the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these businesses was $151.4 million, which was assigned to the Specialized Products reportable segment. Of this amount, $147.1 million is expected to be deductible for income tax purposes.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

2006 Business Acquisitions

During the nine months ended September 30, 2007, the Company completed the purchase price allocations for SafeView, Inc. (SafeView), Magnet-Motor, CyTerra Corporation (CyTerra), Medical Education Technologies, Inc., SSG Precision Optronics, Inc. (SSG), Nautronix Defense Group (Nautronix), Crestview Aerospace Corporation, TRL Electronics plc and Nova Engineering, Inc. (Nova). The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position. The purchase price for (1) Nautronix is subject to adjustment for final closing date net working capital and is subject to adjustment for additional consideration not to exceed $6.0 million that is contingent upon its post acquisition performance through 2010, (2) SSG is subject to adjustment for final closing date net working capital, (3) SafeView is subject to adjustment for additional consideration not to exceed $35.1 million that is contingent upon its post-acquisition financial performance for the years ending December 31, 2007 and 2008 and (4) Nova is subject to adjustment for additional consideration not to exceed $9.8 million that is contingent upon its post-acquisition financial performance for the years ending December 31, 2007 through 2010. During the fourth quarter of 2007, the Company expects to complete the final purchase price allocations for the remaining 2006 business acquisitions (gForce Technologies, Inc. and TACNET). The Company does not expect any of the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position. Any additional consideration paid that is contingent upon post-acquisition performance or based on final closing date net working capital will be accounted for as goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the nine months ended September 30, 2007 and the year ended December 31, 2006, assuming that the business acquisitions completed during these periods had occurred on January 1, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Pro forma sales	$3,450.2	$3,131.0	$10,196.7	$9,329.9
Pro forma net income	$198.5	$162.9	$546.1	$341.2
Pro forma diluted earnings per share	$1.56	$1.30	$4.32	$2.75

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.    Contracts in Process

The components of contracts in process are presented in the table below.

	September 30, 2007	December 31, 2006
	(in millions)
Billed receivables, net of allowances of $19.4 and $20.0	$1,214.4	$1,191.6
Unbilled contract receivables, gross	1,830.6	1,611.1
Less: unliquidated progress payments	(385.3)	(317.0)
Unbilled contract receivables, net	1,445.3	1,294.1
Inventoried contract costs, gross	696.7	617.9
Less: unliquidated progress payments	(65.5)	(71.2)
Inventoried contract costs, net	631.2	546.7
Inventories at lower of cost or market	259.2	237.7
Total contracts in process	$3,550.1	$3,270.1

Inventoried Contract Costs.    In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable indirect costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer because they are reimbursable indirect contract costs pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company’s inventoried contract costs include G&A, IRAD and B&P costs. These are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$78.5	$62.3	$63.9	$55.7
Add: Amounts included in acquired inventoried contract costs	—	—	—	0.3
Contract costs incurred(1)	283.9	254.5	859.7	760.5
Less: Amounts charged to cost of sales during the period	(278.7)	(253.7)	(839.9)	(753.4)
Amounts included in inventoried contract costs at end of the period	$83.7	$63.1	$83.7	$63.1

(1)	Incurred costs include IRAD and B&P costs of $66.0 million for the three months ended September 30, 2007, $63.0 million for the three months ended September 30, 2006, $202.4 million for the nine months ended September 30, 2007 and $180.9 million for the nine months ended September 30, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Selling, general and administrative expenses	$63.2	$55.8	$188.6	$153.9
Research and development expenses	22.3	19.6	69.2	56.8
Total	$85.5	$75.4	$257.8	$210.7

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	September 30, 2007	December 31, 2006
	(in millions)
Raw materials, components and sub-assemblies	$103.0	$97.5
Work in process	103.8	97.3
Finished goods	52.4	42.9
Total	$259.2	$237.7

5.    Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation).

During the three months ended March 31, 2007, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated
	(in millions)
Balance at December 31, 2006	$986.5	$2,272.1	$1,142.8	$3,468.9	$7,870.3
Business acquisitions	1.4	(17.3)	(0.4)	142.8	126.5
Foreign currency translation adjustments	5.8	—	40.4	60.6	106.8
Adoption of FIN 48 (see Note 10)	27.0	(15.8)	11.5	(5.9)	16.8
Balance at September 30, 2007	$1,020.7	$2,239.0	$1,194.3	$3,666.4	$8,120.4

The increase of $126.5 million related to business acquisitions is comprised of an increase of $151.4 million for business acquisitions completed during the nine months ended September 30, 2007, partially offset by a decrease of $24.9 million primarily due to the reduction of unrecognized income tax benefits relating to the Titan Corporation (Titan), which was acquired by the Company on July 29, 2005. See Note 10.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets.    Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

		September 30, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	23.4	$477.6	$84.2	$393.4	$485.0	$60.3	$424.7
Technology	7.7	73.4	32.9	40.5	74.5	22.8	51.7
Other, primarily favorable leasehold interests	8.1	13.6	5.5	8.1	11.1	4.3	6.8
Total	21.7	$564.6	$122.6	$442.0	$570.6	$87.4	$483.2

The Company recorded amortization expense for its identifiable intangible assets of $11.5 million and $35.2 million for the three and nine months ended September 30, 2007, respectively, and $6.5 million and $29.0 million for the three and nine months ended September 30, 2006, respectively. Based on gross carrying amounts at September 30, 2007, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2007 through 2011 are presented in the table below.

	Years Ending December 31,
	2007	2008	2009	2010	2011
	(in millions)
Estimated amortization expense	$46.5	$45.1	$46.4	$47.7	$43.8

6.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 30, 2007	December 31, 2006
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$87.3	$90.6
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	55.2	61.9
Accrued interest	74.6	67.9
Aggregate purchase price payable for acquired businesses	—	23.6
Deferred revenues	9.0	8.8
Liabilities for pending and threatened litigation (see Note 12)	129.9	135.8
Other	116.8	120.5
Total other current liabilities	$472.8	$509.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Accrued product warranty costs:
Balance at January 1	$90.6	$70.3
Acquisitions during the period	0.3	14.0
Accruals for product warranties issued during the period	24.1	21.1
Accruals for product warranties existing before January 1(1)	(1.4)	(1.1)
Settlements made during the period	(26.3)	(24.7)
Balance at September 30	$87.3	$79.6

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2007 and January 1, 2006, respectively.

The table below presents the components of other liabilities.

	September 30, 2007	December 31, 2006
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$222.2	$—
Deferred compensation	75.9	70.7
Non-current portion of net deferred gains from terminated interest rate swap agreements	12.6	15.0
Accrued workers compensation	46.4	37.8
Notes payable and capital lease obligations	10.7	11.2
Unfavorable lease obligations	12.0	19.2
Liabilities for pending and threatened litigation (see Note 12)	5.6	8.2
Other non-current liabilities	111.5	143.0
Total other liabilities	$496.9	$305.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 30, 2007	December 31, 2006
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650.0	650.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,850.0	3,850.0

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700.0	700.0
Principal amount of long-term debt	4,550.0	4,550.0
Less: Unamortized discounts	(13.9)	(15.0)
Carrying amount of long-term debt	$4,536.1	$4,535.0

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1.0 billion. At September 30, 2007, available borrowings under the revolving credit facility were $792.3 million after reductions for outstanding letters of credit of $207.7 million.
(2)	The interest rate at September 30, 2007 and 2006 was 6.34% and 6.27%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(3)	Effective July 29, 2007, the CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.8326 shares of L-3 Holdings’ common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $101.70 per share).

8.    Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net income	$198.5	$163.8	$548.7	$352.5
Other comprehensive income (loss):
Foreign currency translation adjustments	51.7	(0.4)	113.4	3.6
Unrealized (losses) gains on hedging instruments(1)	(1.4)	(1.6)	3.6	(5.4)
Amortization of pension and postretirement benefits net loss and prior service cost, net of credits(2)	2.9	—	5.9	—
Comprehensive income	$251.7	$161.8	$671.6	$350.7

(1)	Amounts are net of income taxes of $0.9 million and $1.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $2.3 million and $3.5 million for the nine month periods ended September 30, 2007 and 2006, respectively.
(2)	Amounts are net of income taxes of $1.9 million for the three months ended September 30, 2007 and $3.6 million for the nine months ended September 30, 2007. See Note 13.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 31, 2006	$124.7	$(5.4)	$(168.4)	$(49.1)
Period change	113.4	3.6	5.9	122.9
Adoption of SFAS 158 measurement date provision (see Note 13)	—	—	39.8	39.8
Balance at September 30, 2007	$238.1	$(1.8)	$(122.7)	$113.6

9.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Basic:
Net income	$198.5	$163.8	$548.7	$352.5
Weighted average common shares outstanding	125.4	123.8	125.0	122.4
Basic earnings per share	$1.58	$1.32	$4.39	$2.88
Diluted:
Net income	$198.5	$163.8	$548.7	$352.5
Common and potential common shares:
Weighted average common shares outstanding	125.4	123.8	125.0	122.4
Assumed exercise of stock options	5.2	4.6	5.4	5.7
Unvested restricted stock awards	1.0	0.6	0.7	0.5
Employee stock purchase plan contributions	0.4	—	0.4	0.5
Assumed conversion of the CODES	—	—	—	—
Assumed purchase of common shares for treasury	(5.1)	(3.7)	(5.1)	(4.8)
Common and potential common shares	126.9	125.3	126.4	124.3
Diluted earnings per share	$1.56	$1.31	$4.34	$2.84

L-3 Holdings’ CODES had no impact on diluted EPS for the three and nine month periods ended September 30, 2007 and 2006 because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES are convertible into L-3 Holdings common stock. As of September 30, 2007, the conversion price was $101.70.

Excluded from the computations of diluted EPS are potentially dilutive securities of 0.4 million shares and 0.5 million shares for the three months and nine months ended September 30, 2007, respectively, and 2.9 million shares and 1.5 million shares for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.    Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109’’ (FIN 48). FIN 48 prescribes (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a net decrease in income tax liabilities at January 1, 2007 of $3.9 million for income tax deductions taken on the Company’s income tax returns, which were accounted for as an increase to retained earnings. In addition, the Company reclassified uncertain income tax positions that are not expected to be resolved within one year as non-current income tax liabilities at the balance sheet date. The impact of adopting FIN 48 on the Company’s balance sheet is summarized below.

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
	(in millions)
Current deferred tax assets	$224.3	$27.5	$251.8
Goodwill	7,870.3	16.8	7,887.1
Current income taxes payable (refundable)	150.9	(151.2)	(0.3)
Non-current income taxes payable	—	191.6	191.6
Retained earnings	$1,978.5	$3.9	$1,982.4

As of the adoption date, the Company had $301.5 million of unrecognized income tax benefits, excluding interest of $21.7 million ($13.0 million net of income tax benefits) and penalties of $5.5 million. As of September 30, 2007, the Company’s unrecognized income tax benefits decreased by $52.5 million to $249.0 million, primarily related to the completion of the Titan audits for the 2002 and 2003 tax years, as described below. Unrecognized income tax benefits are the differences between a tax position taken, or expected to be taken on an income tax return, and the income tax benefit recognized for accounting purposes in the financial statements. Of this amount of unrecognized income tax benefits, $68.8 million as of January 1, 2007 and $65.8 million as of September 30, 2007, would reduce the effective income tax rate, if they were recognized.

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The Company’s U.S. Federal income taxes for each of the years ended December 31, 2004 through 2006 remain open to audit and resulting adjustment. During 2007, the Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax returns for 2004 and 2005. The audit is in process and the Company anticipates that the audit will be completed by the end of 2008. In March 2007, the IRS completed a limited scope audit of certain income tax positions taken by the Company on its U.S. Federal income tax returns in connection with two business acquisition transactions that resulted in the Company paying additional U.S. Federal income taxes of $6.6 million. The additional income tax payment was previously accrued as a liability and does not affect the effective income tax rate for 2007. In addition, the statute of limitations of the Company’s 2002 U.S. Federal income tax return expired in April 2007 and the 2003 U.S. Federal income tax return expired in September 2007. As a result, the Company reduced its provision for income taxes by approximately $6.7 million during the second quarter of 2007 and $5.4 million during the third quarter of 2007 for the reversal of previously accrued amounts, primarily interest. These reductions decreased the effective income tax rate for the nine months ended September 30, 2007 by 1.4 percentage points.

In August 2007 the IRS completed its audit of the pre-acquisition Federal income tax returns of the Titan Corporation (Titan) for the 2002 and 2003 tax years (the Company acquired Titan on July 29, 2005).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

As a result of the completion of the Titan audits, the Company reduced unrecognized income tax benefits by $47.0 million, which did not impact the Company’s effective income tax rate. Of the $47.0 million, $25.1 million of net operating loss carryforwards were disallowed on audit, and the remaining $21.9 million of allowed losses were recorded as a reduction to goodwill.

The Company’s accounting policy is to classify interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements. As of September 30, 2007, current and non-current income taxes payable include accrued interest of $18.6 million ($11.2 million net of income tax benefits) and accrued penalties of $5.1 million.

11.    Shareholders’ Equity

In December 2006, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, the Company was authorized to repurchase and retire up to $500 million of the outstanding shares of L-3 Holdings common stock through December 31, 2008. For the nine months ended September 30, 2007, the Company repurchased 3,299,196 shares at an average price of $87.53 per share, or $288.8 million. At September 30, 2007, the dollar value of the remaining authorized repurchase program was $185.7 million. All L-3 Holdings common stock repurchased were recorded as treasury shares. From October 1, 2007 through November 2, 2007, the Company repurchased an additional 50,903 shares of L-3 Holdings common stock for an aggregate amount of $5.5 million.

L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 6, 2007	February 21, 2007	$0.25	March 15, 2007	$31.3
April 24, 2007	May 16, 2007	$0.25	June 15, 2007	$31.5
July 10, 2007	August 16, 2007	$0.25	September 17, 2007	$31.6

On October 9, 2007, L-3 Holdings’ Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable December 17, 2007 to shareholders of record at the close of business on November 16, 2007.

12.    Commitments and Contingencies

Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, some of which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted or unasserted claims and liabilities. In particular, in connection with the acquisition of Titan on July 29, 2005, the Company assumed several pending legal matters and government investigations as further discussed below. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of the OSI Systems, Inc. (OSI) matter, the amount of the verdict (see below). The amount of liabilities recorded for pending and threatened litigation are disclosed in Note 6. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 30, 2007 and December 31, 2006, the Company did not record any amounts for recoveries from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    Since 2005, the United States Attorney for the Central District of California, Southern Division, has been conducting a criminal investigation of the Company’s Interstate Electronics Corporation subsidiary (IEC). The investigation relates to IEC’s role in the Combat Survivor/Evader Locator (CSEL) program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two subcontractors. The investigation is focused on the alleged failure to disclose certain supposed manufacturing deficiencies in the PWBs. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, the initiation of criminal proceedings against IEC could result in suspension or debarment of IEC from contracting with the federal government for a specified term.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to the Company an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. The Ninth Circuit held oral argument on the matter on October 15, 2007. Although the Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in May 2006, the Company recorded a $129.0 million litigation charge in

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

connection with this litigation, which is accrued as a current liability, and included an estimate for external legal costs incurred through June 30, 2006. Thereafter, the Company filed a Motion for Judgment Notwithstanding the Verdict. The trial court denied the Company’s Motion on February 23, 2007. The trial court also denied OSI’s claim for a constructive trust and prejudgment interest. The Company has appealed the trial court’s judgment to the U.S. Court of Appeals for the Second Circuit. OSI has appealed the trial court’s ruling in respect of its claim for a constructive trust and prejudgment interest.

Bashkirian Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain.

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS).    Lockheed Martin Corporation (Lockheed) filed an amended lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida to include the Company as a party, as well as Mediatech, Inc. (Mediatech) and three individuals alleging that the Company’s Link Simulation and Training division (Link) conspired with Mediatech and the three individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the recompetition of the Aircrew Training and Rehearsal Support (ATARS II) program. Lockheed is the existing prime contractor on the current ATARS program. Thereafter, Lockheed filed a Second Amended Complaint on August 21, 2006, which attempted to cure the deficiencies in their Computer Fraud and Abuse Act claims (CFAA Claims). The three individuals and the Company moved to dismiss the re-plead CFAA claims on September 8, 2006. The Court dismissed all of the CFAA claims, with the exception of one count as to the Company and one individual. Discovery in the litigation is ongoing. Notwithstanding the allegations in Lockheed’s complaint, Lockheed was awarded the ATARS II contract in July 2007.

In a related matter, on June 16, 2006, the Company received a letter from the Department of the Air Force Suspension and Debarment Authorities inquiring as to the Lockheed allegations and the Company’s present responsibility for Government contracting. One of the former Lockheed employees has been debarred and a similar debarment action against another former Lockheed employee is pending. The debarment official has not indicated that it is considering taking any action against the Company.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Government Investigation of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice (DoJ) requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment of L-3 Communications Titan Corporation (L-3 Titan) for certain antitrust violations. Additionally, a former Titan employee (and current L-3 Titan employee) received a letter from the DoJ indicating that he is a target of the investigation. If the Field Office recommends indictments then, under normal DoJ procedures, L-3 Titan will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before DoJ acts on the Field Office’s recommendation. It is not known whether DoJ will recommend an indictment of L-3 Titan or the targeted employee. If an indictment against L-3 Titan occurs, the potential exists that it could be suspended or debarred from conducting business with the U.S. Government.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $17.5 million in damages. The Company filed an answer denying the allegations in the complaint and a counterclaim for $1.6 million for non-payment of sales invoices. A hearing in the Arbitration has been scheduled for November 7, 2007.

Derivative Action.    On March 23, 2007, Joshua Teitelbaum filed a shareholder derivative complaint in the Delaware Court of Chancery against the Company’s directors and certain current and former officers. The complaint is similar to two other complaints that were recently voluntarily dismissed by the plaintiffs in those actions. This complaint alleges, among other things, breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement, equitable relief and an award of fees and expenses. The Company filed a motion to dismiss or stay the action.

Class and Derivative Action.    On November 20, 2006, Indiana Electrical Workers Pension Trust Fund, IBEW filed a class action complaint in the Supreme Court of New York, County of New York against the Company and certain current and former directors and officers alleging breach of fiduciary duty in connection with the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, rescission of the 2004 amendment to the 1999 Long Term Performance Plan, equitable relief, and the award of fees and expenses. The Company and other defendants filed a notice of removal of this action to the United States District Court for the Southern District of New York on January 9, 2007, which was denied on July 24, 2007. On September 12, 2007, the Company and other defendants filed a motion to dismiss the plaintiff’s action. Thereafter, the plaintiff filed an amended complaint on October 17, 2007, asserting claims against a slightly different group of current and former directors and officers. This new complaint adds several state law claims brought derivatively by the plaintiff, including breach of fiduciary duty. Plaintiff’s amended complaint seeks monetary damages, rescission of the 2004 Amendment to the 1999 Long Term Performance Plan, equitable relief, disgorgement and attorney’s fees and costs.

CyTerra Government Investigation.    On November 14, 2006, CyTerra was served with a subpoena by the Department of Defense Office of the Inspector General. This subpoena followed interviews at several employees’ homes by the U.S. Army Criminal Investigation Command. Subpoenas have also been served on several CyTerra subcontractors and vendors. Based on the documents requested and the questions asked at the employee interviews, we believe that the Government’s investigation is focused on cost and pricing issues for the time period before L-3 acquired CyTerra. The Company believes that it is entitled

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra. The Company acquired CyTerra on March 21, 2006.

SEC Inquiry.    In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company continues to voluntarily provide information and cooperate fully with the SEC.

Gol Airlines.    On October 25, 2007, the Company was served with a consolidated complaint that was filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed Martin, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems (ACSS), a joint venture of L-3 and Thales. The complaint relates to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaint alleges that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and asserts claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The Company’s insurers have accepted defense of the matter and have retained counsel. The Company is currently evaluating the complaint, but believes it is without merit as to ACSS.

13.     Pensions and Other Employee Benefits

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). The Company adopted the recognition provisions of SFAS 158 in its consolidated financial statements for the year ended December 31, 2006. See Note 17 to the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for a discussion of the recognition provisions of SFAS 158. For the three and nine months ended September 30, 2007, the Company recognized as components of net periodic benefit cost $4.8 million and $9.4 million, respectively, of the amount of net losses and prior service costs recognized in accumulated other comprehensive income at December 31, 2006. In addition, SFAS 158 requires the Company to measure pension and postretirement benefit plan assets and benefit obligations as of December 31, beginning no later than the year ending December 31, 2008. The Company has adopted a December 31 measurement date for the year ending December 31, 2007. Previously, the Company used a November 30 measurement date for its pension and post-retirement benefit plans. Due to the change in the measurement date, retained earnings decreased by $5.0 million and accumulated other comprehensive income increased by $39.8 million, after income taxes. In connection with the change in measurement date, the Company elected to remeasure its plan assets and benefit obligations as of January 1, 2007. The weighted average discount rate assumption as of January 1, 2007, which is used to determine net periodic benefit cost for the year ending December 31, 2007, is 5.85% for L-3’s pension plans and 5.62% for L-3’s postretirement benefit plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)				(in millions)
Components of net periodic benefit cost:
Service cost	$23.1	$20.1	$72.1	$65.0	$1.8	$1.4	$4.9	$4.2
Interest cost	25.2	20.1	72.2	63.5	2.2	2.2	7.2	7.0
Expected return on plan assets	(29.2)	(21.6)	(84.5)	(66.8)	(0.5)	(0.4)	(1.4)	(1.1)
Amortization of prior service costs (credits)	0.8	0.6	2.2	2.0	(1.4)	(1.2)	(3.4)	(3.1)
Amortization of net losses	3.4	4.4	8.0	14.0	2.0	0.3	2.6	0.7
Curtailment or settlement loss (gain)	(0.2)	0.3	(0.2)	0.3	—	0.2	—	0.2
Net periodic benefit cost	$23.1	$23.9	$69.8	$78.0	$4.1	$2.5	$9.9	$7.9

Contributions.    For the year ending December 31, 2007, the Company currently expects to contribute cash of approximately $90 million to its pension plans, of which $38.6 million was contributed during the nine months ended September 30, 2007. For the year ending December 31, 2007, the Company currently expects to contribute approximately $9.5 million of cash to its postretirement benefit plans, of which $5.9 million was contributed during the nine months ended September 30, 2007.

14.    Supplemental Cash Flow Information

The table below presents the Company’s supplemental cash flow information.

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Interest paid	$206.7	$212.1
Income tax payments(1)	134.8	35.2
Income tax refunds	3.5	3.2

(1)	Excess income tax benefits related to share-based payment arrangements generated from equity-based compensation awards exercised or vested by employees were $11.9 million for the nine months ended September 30, 2007 and $54.7 million for the nine months ended September 30, 2006 and are included in net cash from financing activities on the statement of cash flows in accordance with SFAS 123R. Due to the classification of excess income tax benefits related to share-based payment arrangements in net cash from financing activities, net cash flow from operating activities includes income tax payments of $146.7 million for the nine months ended September 30, 2007 and $89.9 million for the nine months ended September 30, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.    Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization, and total assets for each reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net Sales
C3ISR	$524.8	$503.6	$1,611.5	$1,485.3
Government Services	1,110.9	984.9	3,238.5	2,874.2
AM&M	622.1	591.8	1,896.9	1,699.9
Specialized Products	1,219.3	1,060.9	3,493.5	3,127.2
Elimination of intercompany sales	(29.4)	(36.7)	(85.5)	(94.9)
Consolidated total	$3,447.7	$3,104.5	$10,154.9	$9,091.7
Operating Income
C3ISR	$46.6	$50.0	$151.2	$157.5
Government Services	109.0	94.3	302.0	261.2
AM&M	63.5	61.1	190.9	165.1
Specialized Products	152.2	127.9	408.0	354.5
Segment total	$371.3	$333.3	$1,052.1	$938.3
Litigation Charge	—	—	—	(129.0)
Stock-based Charge	—	—	—	(39.2)
Consolidated total	$371.3	$333.3	$1,052.1	$770.1
Depreciation and amortization
C3ISR	$9.4	$9.2	$28.7	$25.4
Government Services	8.5	4.2	24.6	20.1
AM&M	7.0	6.6	20.4	18.7
Specialized Products	26.9	24.2	79.5	71.9
Consolidated total	$51.8	$44.2	$153.2	$136.1

	September 30, 2007	December 31, 2006
	(in millions)
Total Assets
C3ISR	$1,763	$1,707
Government Services	3,380	3,334
AM&M	1,954	1,873
Specialized Products	6,141	5,661
Corporate	968	712
Consolidated	$14,206	$13,287

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

16.    Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes: (1) a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, (2) a framework for measuring fair value, and (3) expands the related disclosure requirements about fair value measurements. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

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

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries, (2) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Balance Sheets:
At September 30, 2007:
Current Assets:
Cash and cash equivalents	$—	$537.6	$(2.3)	$189.8	$—	$725.1
Contracts in process	—	844.1	2,104.7	601.3	—	3,550.1
Other current assets	—	278.3	46.3	27.8	—	352.4
Total current assets	—	1,660.0	2,148.7	818.9	—	4,627.6
Goodwill	—	957.5	5,905.3	1,257.6	—	8,120.4
Other assets	11.8	395.9	867.0	195.3	(11.8)	1,458.2
Investment in and amounts due from consolidated subsidiaries	6,570.4	9,064.3	2,007.1	18.5	(17,660.3)	—
Total assets	$6,582.2	$12,077.7	$10,928.1	$2,290.3	$(17,672.1)	$14,206.2
Current liabilities	$—	$764.3	1,111.0	$574.9	$—	$2,450.2
Other long-term liabilities	—	895.1	247.8	106.5	—	1,249.4
Long-term debt	700.0	4,536.1	—	—	(700.0)	4,536.1
Minority interests	—	—	—	88.3	—	88.3
Shareholders’ equity	5,882.2	5,882.2	9,569.3	1,520.6	(16,972.1)	5,882.2
Total liabilities and shareholders’ equity	$6,582.2	$12,077.7	$10,928.1	$2,290.3	$(17,672.1)	$14,206.2
At December 31, 2006:
Current Assets:
Cash and cash equivalents	$—	$303.2	$(99.8)	$144.8	$—	$348.2
Contracts in process	—	764.6	1,989.2	516.3	—	3,270.1
Other current assets	—	247.7	46.7	17.1	—	311.5
Total current assets	—	1,315.5	1,936.1	678.2	—	3,929.8
Goodwill	—	987.4	5,706.1	1,176.8	—	7,870.3
Other assets	14.3	441.7	865.9	179.0	(14.3)	1,486.6
Investment in and amounts due from consolidated subsidiaries	5,991.6	8,582.1	1,727.0	46.5	(16,347.2)	—
Total assets	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7
Current liabilities	$—	$879.2	$1,005.3	$491.9	$—	$2,376.4
Other long-term liabilities	—	606.6	259.5	119.0	—	985.1
Long-term debt	700.0	4,535.0	—	—	(700.0)	4,535.0
Minority interests	—	—	—	84.3		84.3
Shareholders’ equity	5,305.9	5,305.9	8,970.3	1,385.3	(15,661.5)	5,305.9
Total liabilities and shareholders’ equity	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Statement of Operations:
For the three months ended September 30, 2007:
Net sales	$—	$648.4	$2,354.6	$466.3	$(21.6)	$3,447.7
Cost of sales	—	570.1	2,109.4	418.5	(21.6)	3,076.4
Operating income	—	78.3	245.2	47.8	—	371.3
Interest and other income (expense), net	—	9.0	1.3	(0.5)	(1.3)	8.5
Interest expense	6.1	73.8	0.2	1.6	(7.4)	74.3
Minority interests in net income of consolidated subsidiaries	—	—	—	2.7	—	2.7
Income (loss) before income taxes	(6.1)	13.5	246.3	43.0	6.1	302.8
Provision (benefit) for income taxes	(2.2)	(2.1)	90.6	15.8	2.2	104.3
Equity in net income of consolidated subsidiaries	202.4	182.9	—	—	(385.3)	—
Net income	$198.5	$198.5	$155.7	$27.2	$(381.4)	$198.5
For the three months ended September 30, 2006:
Net sales	$—	$664.7	$2,035.2	$413.3	$(8.7)	$3,104.5
Cost of sales	—	590.6	1,821.1	368.2	(8.7)	2,771.2
Operating income	—	74.1	214.1	45.1	—	333.3
Interest and other income (expense), net	—	5.9	2.8	1.6	(3.9)	6.4
Interest expense	5.8	76.3	0.2	4.2	(9.7)	76.8
Minority interests in net income of consolidated subsidiaries	—	—	—	3.5	—	3.5
Income (loss) before income taxes	(5.8)	3.7	216.7	39.0	5.8	259.4
Provision (benefit) for income taxes	(2.1)	3.3	78.2	14.1	2.1	95.6
Equity in net income of consolidated subsidiaries	167.5	163.4	—	—	(330.9)	—
Net income	$163.8	$163.8	$138.5	$24.9	$(327.2)	$163.8

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Statement of Operations:
For the nine months ended September 30, 2007:
Net sales	$—	$1,930.5	$6,912.9	$1,367.2	$(55.7)	$10,154.9
Cost of sales	—	1,691.7	6,261.4	1,205.4	(55.7)	9,102.8
Operating income	—	238.8	651.5	161.8	—	1,052.1
Interest and other income (expense), net	—	20.5	3.8	2.1	(4.6)	21.8
Interest expense	18.2	219.6	0.6	5.3	(22.8)	220.9
Minority interests in net income of consolidated subsidiaries	—	—	—	8.0	—	8.0
Income (loss) before income taxes	(18.2)	39.7	654.7	150.6	18.2	845.0
Provision (benefit) for income taxes	(6.7)	—	240.9	55.4	6.7	296.3
Equity in net income of consolidated subsidiaries	560.2	509.0	—	—	(1,069.2)	—
Net income	$548.7	$548.7	$413.8	$95.2	$(1,057.7)	$548.7
For the nine months ended September 30, 2006:
Net sales	$—	$2,024.6	$5,940.2	$1,147.9	$(21.0)	$9,091.7
Cost of sales	—	1,782.8	5,352.6	1,039.0	(21.0)	8,153.4
Litigation Charge	—	129.0	—	—	—	129.0
Stock-Based Charge	—	39.2	—	—	—	39.2
Operating income	—	73.6	587.6	108.9	—	770.1
Interest and other income (expense), net	—	19.8	2.7	3.7	(11.8)	14.4
Interest expense	18.0	220.2	0.8	12.4	(29.8)	221.6
Minority interests in net income of consolidated subsidiaries	—	—	—	8.4	—	8.4
Income (loss) before income taxes	(18.0)	(126.8)	589.5	91.8	18.0	554.5
Provision (benefit) for income taxes	(6.6)	(47.4)	215.8	33.6	6.6	202.0
Equity in net income of consolidated subsidiaries	363.9	431.9	—	—	(795.8)	—
Net income	$352.5	$352.5	$373.7	$58.2	$(784.4)	$352.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Statements of Cash Flow:
For the nine months ended September 30, 2007:
Operating activities
Net cash from operating activities	$—	$2.1	$797.0	$135.5	$—	$934.6
Investing activities:
Business acquisitions, net of cash acquired	—	(203.2)	—	—	—	(203.2)
Other investing activities	176.0	(22.9)	(70.2)	(11.7)	(176.0)	(104.8)
Net cash used in investing activities	176.0	(226.1)	(70.2)	(11.7)	(176.0)	(308.0)
Financing activities:
Net cash from financing activities	(176.0)	458.4	(629.3)	(91.7)	176.0	(262.6)
Effect of exchange rate on cash	—	—	—	12.9	—	12.9
Net increase (decrease) in cash	—	234.4	97.5	45.0	—	376.9
Cash and cash equivalents, beginning of the year	—	303.2	(99.8)	144.8	—	348.2
Cash and cash equivalents, end of the period	$—	$537.6	$(2.3)	$189.8	$—	$725.1
For the nine months ended September 30, 2006:
Operating activities
Net cash from operating activities	$—	(55.8)	$640.8	$150.2	$—	$735.2
Investing activities:
Business acquisitions, net of cash acquired	—	(873.5)	—	—	—	(873.5)
Other investing activities	(104.8)	(33.2)	(49.0)	(14.9)	104.8	(97.1)
Net cash used in investing activities	(104.8)	(906.7)	(49.0)	(14.9)	104.8	(970.6)
Financing activities:
Net cash from financing activities	104.8	711.8	(581.5)	(41.1)	(104.8)	89.2
Net increase (decrease) in cash	—	(250.7)	10.3	94.2	—	(146.2)
Cash and cash equivalents, beginning of the year	—	288.5	4.7	100.7	—	393.9
Cash and cash equivalents, end of the period	$—	$37.8	$15.0	$194.9	$—	$247.7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis can be found on pages 29 to 41, the unaudited condensed financial statements and related notes can be found on pages 1 to 27. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook
L-3’s Business	Page 29
Key Performance Measures	Pages 30 - 31
Business Acquisitions	Page 31
Results of Operations, including business segments	Pages 31 - 37
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Pages 37 - 38
Balance Sheet	Pages 38 - 39
Statement of Cash Flows	Pages 39 - 41
Legal Proceedings and Contingencies	Page 41

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. Our sales to the DoD represented approximately 73% of our total sales in 2006. Our remaining sales in 2006 were composed of approximately 7% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 7% to allied foreign governments, and approximately 13% to commercial customers, both domestic and foreign. Total foreign sales, including export sales, were approximately 14% of 2006 sales.

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 15 to our unaudited condensed consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market, networked communication systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides linguist and translation services, training and operational support services, intelligence and information technology solutions, aviation and maritime systems engineering and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems for navy and maritime vessels, microwave components, simulation and training, electro-optic/infrared (EO/IR) products, precision engagement, aviation and display products, telemetry products, security and detection systems, propulsion systems for combat land vehicles and undersea warfare products.

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth, operating income growth and operating margin. We define operating margin as operating income as a percentage of sales. Combined, these financial performance measures are the primary drivers of L-3’s earnings and net cash from operating activities. L-3’s business strategy continues to be focused on increasing sales from organic growth and select business acquisitions that add new products, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. Prior to January 1, 2007, the larger portion of our historical sales growth has been generated from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired The Titan Corporation (Titan) for a purchase price of approximately $2.8 billion. Generally, we expect that our sales growth from business acquisitions will decline from our historical levels for the foreseeable future.

Sales Growth.    For the five years ended December 31, 2006, our compounded annual growth rate for our consolidated sales was approximately 33% and our average annual organic sales growth was approximately 11%. Sales growth for the three months ended September 30, 2007 (2007 Third Quarter) was 11.1%, comprised of organic sales growth of 10.0%, and sales growth from business acquisitions of 1.1%. Sales growth for the nine months ended September 30, 2007 (2007 Nine Month Period) was 11.7%, comprised of organic sales growth of 8.9%, and sales growth from business acquisitions of 2.8%.

Our largest contract in terms of annual sales is the World Wide Linguist Support Services contract (Linguist Contract) with the U.S. Army, which generated sales of $186 million for the 2007 Third Quarter and $546 million for the 2007 Nine Month Period. The Linguist Contract period of performance ends on December 9, 2007. As previously disclosed, the U.S. Army did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and, on December 22, 2006, we filed a protest with the U.S. Government Accountability Office (GAO). On March 29, 2007, our protest challenging the evaluation and selection decision for the TIMS contract was sustained by the GAO. In June 2007, the GAO denied the U.S. Army’s request for reconsideration of this decision. The TIMS contract is anticipated to be the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq. During the 2007 Third Quarter, the U.S. Army amended the TIMS contract request for proposal and we submitted a revised bid for it. There can be no assurances about the selection or timing of the TIMS contract award, or whether the Linguist Contract will be extended beyond December 9, 2007.

We, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). The Bush Administration’s fiscal year 2008 DoD budget request, including a fiscal year 2008 GWOT supplemental request and the President’s five-year defense plan, indicates a slower rate of growth is unlikely until after 2008. We believe that our businesses should be able to generate organic sales growth after 2008 as we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: C3ISR, precision-guided weapons, network-centric communications, special operations forces (SOF), government services and training and simulation.

Operating Income Growth and Operating Margin.    Our consolidated operating income was $371 million for the 2007 Third Quarter and $333 million for the three months ended September 30, 2006 (2006 Third Quarter), an increase of 11.4%. Consolidated operating income was $1,052 million for the 2007 Nine Month Period and $770 million for the nine months ended September 30, 2006 (2006 Nine Month Period). Our consolidated operating margin was 10.8% for the 2007 Third Quarter and 10.7% 2006 Third Quarter. Consolidated operating margin was 10.4% for the 2007 Nine Month Period and 8.5% for 2006 Nine Month Period.

For the 2006 Nine Month Period, our operating income and operating margin were negatively impacted by two 2006 second quarter charges described in our Annual Report on Form 10-K for the year ended December 31, 2006. First, we recorded a pre-tax litigation charge of $129 million ($78 million after income taxes, or $0.63 per share) in connection with an adverse jury verdict rendered against L-3 in May 2006. Second, we recorded a pre-tax charge of $39 million ($26 million after income taxes or $0.20 per share) in connection with our voluntary review of past stock option granting practices and the related accounting. These two charges are collectively referred to herein as the ‘‘Q2 2006 Charges’’. Excluding the effect to the Q2 2006 Charges, 2006 Nine Month Period consolidated operating income would have been $938 million and operating margin would have been 10.3%. Prospectively, we expect to continue to generate modest improvements in operating margin as we expect to increase sales, grow sales faster than indirect costs and improve our overall contract performance. However, select future business acquisitions and select future new business, could reduce our operating margins in the future, if the margins are lower than L-3’s existing operating margin. Our business objectives include sustainably growing operating income, earnings and cash flows, and improving operating margins is one method for achieving this growth, but it is not the only one.

Business Acquisitions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 summarizes the business acquisitions that we completed during the three years ended December 31, 2006. Also see Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our 2007 business acquisitions that we completed during the first nine months of 2007. During the 2007 Nine Month Period, we used $203.2 million of cash to acquire three businesses and to pay the remaining contractual purchase price for business acquisitions made prior to January 1, 2007, primarily D.P. Associates Inc., TRL Electronics plc (TRL) and Crestview Aerospace Corporation (Crestview).

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K, for a discussion of our 2006 business acquisitions, and Note 3 to our unaudited condensed consolidated financial statements for the 2007 Nine Month Period, included in this report, for a discussion of our business acquisitions during the 2007 Nine Month Period.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2007 Third Quarter compared with 2006 Third Quarter and the 2007 Nine Month Period compared with the 2006 Nine Month Period.

	Three Months Ended September 30,		Increase/ decrease		Nine Months Ended September 30,		Increase/ decrease
($ in millions, except per share data)	2007	2006			2007	2006
Net sales	$3,448	$3,105	$343		$10,155	$9,092	$1,063
Segment operating income	$371	$333	$38		$1,052	$938	$114
Q2 2006 Charges	—	—	—		—	(168)	168
Operating income	$371	$333	$38		$1,052	$770	$282
Operating margin	10.8%	10.7%	0.1	ppts	10.4%	8.5%	1.9	ppts
Interest and other income, net	$9	$6	$3		$22	$14	$8
Interest expense	$74	$77	$(3)		$221	$222	$(1)
Effective income tax rate	34.4%	36.9%	(2.5	)ppts	35.1%	36.4%	(1.3	)ppts
Net income	$199	$164	$35		$549	$353	$196
Diluted shares	127	125	2		126	124	2
Diluted earnings per share	$1.56	$1.31	$0.25		$4.34	$2.84	$1.50

Net sales:    For the 2007 Third Quarter, consolidated net sales increased 11.1% compared to the 2006 Third Quarter. Consolidated organic sales growth of 10.0%, or $310.2 million, was driven primarily by strong continued demand for government services, aircraft and base support services, aircraft modernization and several specialized product areas, including power and control systems, undersea warfare products, electro-optic/infrared (EO/IR) products, and simulation devices. The increase in consolidated net sales from acquired businesses was $33.0 million, or 1.1%. Sales from services increased by $240.6 million to $1,893.7 million for the 2007 Third Quarter, compared to $1,653.1 million for the 2006 Third Quarter. The increase in service sales was primarily due to organic sales growth in government services and aircraft modernization. Sales from products increased by $102.6 million to $1,554.0 million for the 2007 Third Quarter, compared to $1,451.4 million for the 2006 Third Quarter. The increase in product sales was primarily due to organic sales growth in several business areas in the Specialized Products reportable segment. See the reportable segment discussions below for more analysis of our sales growth.

For the 2007 Nine Month Period, consolidated net sales increased 11.7% compared to the 2006 Nine Month Period. Consolidated organic sales growth of 8.9%, or $807.1 million, was driven primarily by trends similar to those for the 2007 Third Quarter, and higher sales of networked communications systems and combat vehicle propulsion systems. The increase in consolidated net sales from acquired businesses was $256.1 million, or 2.8%. Sales from services increased by $592.7 million to $5,452.4 million for the 2007 Nine Month Period, compared to $4,859.7 million for the 2006 Nine Month Period. The increase in service sales was primarily due to organic sales growth in government services, aircraft and base support services, and aircraft modernization. Sales from products increased by $470.5 million to $4,702.5 million for the 2007 Nine Month Period, compared to $4,232.0 million for the 2006 Nine Month Period. The increase in product sales was primarily due to organic sales growth in several product areas in the Specialized Products, AM&M and Government Services reportable segments. See the reportable segment discussions below for more analysis of our sales growth.

Operating income and operating margin:    For the 2007 Third Quarter compared to the 2006 Third Quarter, consolidated operating income increased by 11.4% and operating margin increased to 10.8% from 10.7%. Improved contract performance and higher sales volume increased operating margin by 0.1 percentage points. The changes in operating margin are further explained in our reportable segment results discussed below.

For the 2007 Nine Month Period compared to the 2006 Nine Month Period, consolidated operating income increased by $282.0 million, and operating margin increased to 10.4% from 8.5%. Excluding the Q2 2006 Charges, consolidated operating income would have increased by $113.8 million, or 12.1%, to $1,052.1 million for the 2007 Nine Month Period from $938.3 million for the 2006 Nine Month Period, and operating margin would have increased by 0.1 percentage points to 10.4% for the 2007 Nine Month Period from 10.3% for the 2006 Nine Month Period, driven primarily by trends similar to those for the 2007 Third Quarter. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net:    Interest and other income increased for the 2007 Third Quarter and the 2007 Nine Month Period compared to the same periods last year primarily due to interest income on higher cash balances. In addition, the 2006 Nine Month Period included $3.5 million of interest income on the settlement of a claim.

Interest expense:    Interest expense for the 2007 Third Quarter decreased by $2.5 million, or 3.3%, compared to the 2006 Third Quarter. Interest expense for the 2007 Nine Month Period decreased by $0.7 million, or 0.3%, compared to the 2006 Nine Month Period. The decreases were primarily due to lower revolver borrowings.

Effective income tax rate:    The effective income tax rate for the 2007 Third Quarter included a $5.4 million reversal of previously accrued amounts, primarily interest, related to the 2003 U.S. Federal income tax return. Excluding this item, the 2007 Third Quarter tax rate would have been 36.3%. The tax rate for the 2007 Nine Month Period included a $12.1 million reversal of previously accrued amounts, primarily interest, related to the 2002 and 2003 U.S. Federal income tax returns. Excluding this item, the 2007 Nine Month Period tax rate would have been 36.5%. Before giving effect to the Q2 2006 Charges, the 2006 Nine Month tax rate would have been 36.9%. Excluding the aforementioned discrete items, the effective income tax rate declined compared to the same periods last year primarily due to the re-enactment of the U.S. Federal income tax credits for research and experimentation activities in December 2006.

Diluted Shares Outstanding:    Diluted shares outstanding for the 2007 Third Quarter and the 2007 Nine Month Period increased by 1.6 million shares and 2.1 million shares, respectively, compared to the same periods last year. The increases were primarily due to more shares of common stock outstanding as a result of shares issued in connection with our various employee stock based compensation programs and contributions to employee savings plans made in common stock. These increases were partially offset by purchases of common stock in connection with our share repurchase program that was authorized by L-3’s Board of Directors in December 2006.

Diluted earnings per share and net income:    For the 2007 Third Quarter, diluted EPS increased 19.1% to $1.56 per share compared to $1.31 per share for the 2006 Third Quarter. Net income for the 2007 Third Quarter increased 21.2% to $198.5 million compared to $163.8 million for the 2006 Third Quarter. For the 2007 Nine Month Period, diluted EPS increased to $4.34 per share compared to $2.84 per share for the 2006 Nine Month Period. Net income for the 2007 Nine Month Period increased to $548.7 million compared to $352.5 million for the 2006 Nine Month Period. Excluding the Q2 2006 Charges, diluted EPS for the 2007 Nine Month Period would have increased by $0.67, or 18.3%, compared to $3.67 per share for the 2006 Nine Month Period. Similarly, net income for the 2007 Nine Month Period would have increased by $92.5 million, or 20.3%, from $456.2 million for the 2006 Nine Month Period.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for our reportable segment data.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006
Net sales:(1)
C3ISR	$519.7	$500.1	$1,600.9	$1,477.0
Government Services	1,106.0	974.4	3,219.1	2,843.1
AM&M	621.9	591.7	1,896.6	1,699.7
Specialized Products	1,200.1	1,038.3	3,438.3	3,071.9
Consolidated net sales	$3,447.7	$3,104.5	$10,154.9	$9,091.7
Operating income:
C3ISR	$46.6	$50.0	$151.2	$157.5
Government Services	109.0	94.3	302.0	261.2
AM&M	63.5	61.1	190.9	165.1
Specialized Products	152.2	127.9	408.0	354.5
Total segment operating income	$371.3	$333.3	$1,052.1	$938.3
Litigation Charge	—	—	—	(129.0)
Stock-Based Charge	—	—	—	(39.2)
Consolidated operating income	$371.3	$333.3	$1,052.1	$770.1
Operating margin:
C3ISR	9.0%	10.0%	9.4%	10.7%
Government Services	9.9%	9.7%	9.4%	9.2%
AM&M	10.2%	10.3%	10.1%	9.7%
Specialized Products	12.7%	12.3%	11.9%	11.5%
Total segment operating margin	10.8%	10.7%	10.4%	10.3%
Litigation Charge	—	—	—%	(1.4)%
Stock-Based Charge	—	—	—%	(0.4)%
Consolidated operating margin	10.8%	10.7%	10.4%	8.5%

(1)	Net sales are after intersegment eliminations.

C3ISR

	Three Months Ended September 30,		Increase/ (decrease)		Nine Months Ended September 30,		Increase/ (decrease)
(dollars in millions)	2007	2006			2007	2006
Net sales	$519.7	$500.1	$19.6		$1,600.9	$1,477.0	$123.9
Operating income	46.6	50.0	(3.4)		151.2	157.5	(6.3)
Operating margin	9.0%	10.0%	(1.0	)ppts	9.4%	10.7%	(1.3	)ppts

C3ISR net sales for the 2007 Third Quarter increased by 3.9% compared to the 2006 Third Quarter. Organic sales growth was $12.5 million, or 2.5%, driven by higher sales volume of $30.1 million for airborne surveillance and ISR systems and continued strong demand from the Department of Defense (DoD) for networked communications systems. These increases were partially offset by lower sales volume of $17.6 million for international airborne mission and ISR systems primarily due to contracts nearing completion. The increase in net sales from acquired businesses was 1.4%.

C3ISR operating income for the 2007 Third Quarter decreased by 6.8% compared to the 2006 Third Quarter, primarily because of lower operating margin, partially offset by higher sales volume. Operating margin declined by 0.9 percentage points, primarily due to higher development costs for new secure communications products. The remaining decline of 0.1 percentage points was primarily due to lower margins from acquired businesses.

C3ISR net sales for the 2007 Nine Month Period increased by 8.4% compared to the 2006 Nine Month Period. Organic sales growth was $61.7 million, or 4.2%, primarily driven by higher sales of $94.0 million primarily for airborne surveillance and ISR systems and networked communications systems, partially offset by lower sales volume of $32.3 million primarily for international airborne and ISR systems. The increase in net sales from acquired businesses was 4.2%.

C3ISR operating income for the 2007 Nine Month Period decreased by 4.0% compared to the 2006 Nine-Month Period, primarily because of lower operating margin, partially offset by higher sales volume. Operating margin for the 2007 Nine Month Period decreased by 1.1 percentage points principally due to higher development costs for new secure communications products and higher sales volume on contracts with greater material content and complex work scope. Acquired businesses reduced operating margin by 0.2 percentage points.

Government Services

	Three Months Ended September 30,		Increase/ (decrease)		Nine Months Ended September 30,		Increase/ (decrease)
(dollars in millions)	2007	2006			2007	2006
Net Sales	$1,106.0	$974.4	$131.6		$3,219.1	$2,843.1	$376.0
Operating income	109.0	94.3	14.7		302.0	261.2	40.8
Operating margin	9.9%	9.7%	0.2	ppts	9.4%	9.2%	0.2	ppts

Government Services net sales for the 2007 Third Quarter increased by 13.5% compared to the 2006 Third Quarter. Organic sales growth was $130.5 million, or 13.4%, due to (1) increased sales volume of $96.4 million on existing contracts and, in several cases, recent new business awards for linguist and translation services, training and operational support services and intelligence solutions to support the U.S. military operations in Iraq and Afghanistan, as well as the broader U.S. national security objectives on a global basis, and (2) higher sales of $34.1 million primarily for information technology solutions to support U.S. Army communications and surveillance activities, and support services for the U.S. Special Operations Command because of growth on existing contracts. The Linguist Contract generated sales of $186 million for the 2007 Third Quarter.

Government Services operating income for the 2007 Third Quarter increased by 15.6% compared to the 2006 Third Quarter, primarily because of higher sales volume and higher operating margin. Operating margin for the 2007 Third Quarter increased by 0.2 percentage points compared to the 2006 Third Quarter. Improved contract performance was partially offset by higher volume on lower margin contracts.

Government Services net sales for the 2007 Nine Month Period increased by 13.2% compared to the 2006 Nine Month Period. Organic sales growth was $374.4 million, or 13.2%, due to (1) increased sales volume of $238.2 million for linguist and translation services, training and operations support services and intelligence solutions and (2) higher sales of $136.2 million primarily for information technology solutions. The Linguist Contract generated sales of $546 million for the 2007 Nine Month Period.

Operating income increased by 15.6% compared to the 2006 Nine Month Period and operating margin increased by 0.2 percentage points. These increases were primarily driven by trends similar to those for the 2007 Third Quarter.

Aircraft, Modernization and Maintenance (AM&M)

	Three Months Ended September 30,		Increase/ (decrease)		Nine Months Ended September 30,		Increase/ (decrease)
(dollars in millions)	2007	2006			2007	2006
Net sales	$621.9	$591.7	$30.2		$1,896.6	$1,699.7	$196.9
Operating income	63.5	61.1	2.4		190.9	165.1	25.8
Operating margin	10.2%	10.3%	(0.1	)ppts	10.1%	9.7%	0.4	ppts

AM&M net sales for the 2007 Third Quarter increased by $30.2 million, or 5.1% compared to the 2006 Third Quarter. Organic sales growth was driven primarily by increased volume of (1) $22.1 million for aircraft modernization due to recent new business to modify C-130 aircraft for international customers, and (2) $8.1 million for aircraft and base support services related to continued support of U.S. military operations in Iraq and Afghanistan partially offset by lower sales on the Canadian Maritime Helicopter Program (MHP) due to contractual milestones nearing completion.

AM&M operating income for the 2007 Third Quarter increased by 3.9% compared to the 2006 Third Quarter, primarily because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 0.1 percentage points due to lower incentive fees on a contract, which was largely offset by improved contract performance and higher sales volume.

AM&M net sales for the 2007 Nine Month Period increased by 11.6% compared to the 2006 Nine Month Period. Organic sales growth was $134.8 million, or 7.9%, driven by increased volume of (1) $82.7 million for aircraft and base support services related to continued support of U.S. military operations in Iraq and Afghanistan, partially offset by the loss of a contract in June 2006 to provide maintenance and support services for U.S. Navy fixed-wing training aircraft, and (2) $52.1 million for aircraft modernization, primarily to modify C-130 aircraft for international customers and head-of-state aircraft for international and U.S. Government customers. The increase in net sales from acquired businesses was 3.7%.

AM&M operating income for the 2007 Nine Month Period increased by 15.6% compared to the 2006 Nine Month Period, primarily because of higher sales volume and higher operating margin. Operating margin increased by 0.5 percentage points primarily due to improved contract performance and higher sales volume, which was partially offset by lower incentive fees on a contract. Acquired businesses reduced operating margin by 0.1 percentage points.

Specialized Products

	Three Months Ended September 30,		Increase/ (decrease)		Nine Months Ended September 30,		Increase/ (decrease)
	2007	2006			2007	2006
Net sales	$1,200.1	$1,038.3	$161.8		$3,438.3	$3,071.9	366.4
Operating income	152.2	127.9	24.3		408.0	354.5	53.5
Operating margin	12.7%	12.3%	0.4	ppts	11.9%	11.5%	0.4	ppts

Specialized Products net sales for the 2007 Third Quarter increased by 15.6% compared to the 2006 Third Quarter. Organic sales growth was $137.0 million, or 13.2%, reflecting higher sales volume of (1) $38.0 million for power and control systems products due to recent new business awards from commercial ship builders, (2) $59.9 million for EO/IR products, undersea warfare products, and simulation devices primarily related to new contracts and (3) $39.1 million primarily for microwave, precision engagement and aviation products due to new awards. The increase in net sales from acquired businesses was 2.4%.

Specialized Products operating income for the 2007 Third Quarter increased by 19.0% compared to the 2006 Third Quarter, primarily because of higher sales volume and higher operating margin. Operating margin for the 2007 Third Quarter increased by 0.7 percentage points, primarily because of improved contract performance and higher sales across several business areas. This increase was partially offset by 0.3 percentage points due to a lower gain on a settlement of a claim recognized during the 2007 Third Quarter compared to the 2006 Third Quarter, which is discussed below.

Specialized Products net sales for the 2007 Nine Month Period increased by 11.9% compared to the 2006 Nine Month Period. Organic sales growth was $236.2 million, or 7.7%, reflective of higher sales volume of (1) $98.3 million for power conversion and switching products, service life extensions for landing craft air cushion (LCAC) amphibious vehicles and commercial ship builders, (2) $90.0 million for EO/IR products, undersea warfare products, simulation devices, advanced mine detection systems and airport security products and services, primarily related to new contracts, (3) $23.2 million for combat vehicle propulsion systems for U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq and (4) $24.7 million primarily for aviation products and telemetry and advance technology products, due to higher sales volume on existing contracts. The increase in net sales from acquired businesses was 4.2%.

Specialized Products operating income for the 2007 Nine Month Period increased by 15.1% compared to the 2006 Nine Month Period, due to higher sales volume and higher operating margin. Operating margin for the 2007 Nine Month Period increased by 0.8 percentage points, primarily because of improved contract performance. This increase was partially offset by 0.1 percentage points due to a smaller gain from the settlement of a claim in the 2007 Nine Month Period compared to the 2006 Nine Month Period. Each of the 2007 Nine Month Period and 2006 Nine Month Period included gains from settlements of claims against third parties with $7 million recognized during the 2007 period and $12 million recognized during the 2006 period. Additionally, acquired businesses reduced operating margin by 0.3 percentage points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. We believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, L-3 Holdings’ dividends and share repurchase plan for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to repurchase shares of L-3 Holdings common stock, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $280.0 million to $3,550.1 million at September 30, 2007 from $3,270.1 million at December 31, 2006. The increase included: (1) $158.7 million to support the Company’s sales growth, (2) $57.7 million to reclassify credit amounts from receivables and inventories to billings in excess of costs incurred within current liabilities, (3) $29.4 million of acquired receivables and inventory balances from business acquisitions, and (4) $34.2 million for foreign currency translation adjustments.

The increase of $158.7 million to support the Company’s organic growth included:

•	Increases of $115.6 million in unbilled contract receivables due to sales exceeding billings for ISR systems, power and control systems sold to commercial shipbuilders, undersea warfare products, aircraft modernization and training and operational support services. These increases were partially offset by collections of progress payments for ISR systems and microwave products for contract performance milestones that have not been delivered;

•	Increases of $43.0 million in inventoried contract costs primarily for aircraft support services, networked communications, EO/IR products and precision engagement products. These increases were partially offset by deliveries of combat vehicle propulsion systems;

•	Increases of $7.4 million for inventories at lower of cost or market primarily due to timing of deliveries for aviation products and microwave products; and

•	Decreases of $7.3 million in billed receivables primarily due to collections for secure communications products, intelligence solutions, information technology solutions and aircraft support services. These decreases were partially offset by billings for the Linguist Contract, simulation and training devices and EO/IR products.

L-3’s receivables days sales outstanding (DSO) was 71 at September 30, 2007, compared with 72 at December 31, 2006 and 74 at September 30, 2006. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period multiplied by 365. Our trailing 12 month pro forma sales were $13,618 million at September 30, 2007, $12,657 million at December 31, 2006 and $12,315 million at September 30, 2006.

The increase in property, plant and equipment (PP&E) during the 2007 Nine Month Period was principally due to capital expenditures and business acquisitions completed during the 2007 Nine Month Period, partially offset by depreciation expense. The percentage of depreciation expense to average gross PP&E was 8.4% for the 2007 Nine Month Period compared to 8.6% for the 2006 Nine Month Period. We did not change any of the depreciation methods or asset estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $250.1 million to $8,120.4 million at September 30, 2007 from $7,870.3 million at December 31, 2006. The net increase to goodwill included: (1) $151.4 million for business acquisitions completed during the 2007 Nine Month Period, (2) $106.8 million for foreign currency translation, (3) $16.8 million due to the adoption of FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ’’ (FIN 48) during the 2007 Nine Month Period, and (4) a decrease of $24.9 million primarily due to the reduction of unrecognized income tax benefits in connection with the completion of the IRS audit of the pre-acquisition Federal income tax returns of Titan for the 2002 and 2003 tax years.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The increase in advance payments and billings in excess of costs incurred was primarily due to reclassifications of certain amounts from contracts in process and the effect of foreign currency translation, partially offset by a decrease due to revenue recognized on certain contracts with foreign customers for aircraft modernization and simulation and training products. Income taxes decreased primarily due to the implementation of FIN 48 on January 1, 2007, which required reclassification of $151.2 million in income taxes to non-current income taxes payable, a component of other liabilities. Other current liabilities decreased primarily due to payments of accrued purchase prices payable for certain acquired businesses.

The decrease in pension and postretirement benefit plan liabilities was primarily due to a $57.2 million reduction of liabilities in connection with the adoption of the measurement date provisions of SFAS 158, which requires us to use December 31 as the measurement date for all of our benefit plans. We previously used November 30 as the measurement date. The decrease was partially offset by pension expenses in excess of cash contributions during the 2007 Nine Month Period. We expect to contribute cash of approximately $90.0 million to our pension plans for all of 2007, of which $38.6 million was contributed during the 2007 Nine Month Period. See Note 13 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2007, included in this report for a discussion of the impact of SFAS 158 on retained earnings.

Statement of Cash Flows

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

We had cash and cash equivalents of $725.1 million at September 30, 2007 and $348.2 million at December 31, 2006. The table below provides a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
	(dollars in millions)
Net cash from operating activities	$934.6	$735.2
Net cash used in investing activities	(308.0)	(970.6)
Net cash (used in) from financing activities	(262.6)	89.2
Effect of exchange rate changes on cash	12.9	—
Net increase (decrease) in cash	$376.9	$(146.2)

Operating Activities

We generated $934.6 million of cash from operating activities during the 2007 Nine Month Period, an increase of $199.4 million compared with $735.2 million generated during the 2006 Nine Month Period. The Q2 2006 Charges, discussed above under ‘‘Overview and Outlook’’, reduced 2006 Nine Month Period net income by $103.7 million, deferred income taxes by $63.7 million, and increased non-cash expenses by $31.1 million and cash flow from changes in operating assets and liabilities by $136.3 million because the cash payment for the Q2 2006 Charges have not yet been paid. The increase in net cash from operating activities for the 2007 Nine Month Period compared to the 2006 Nine Month Period, excluding the effect of the Q2 2006 Charges is due to: (1) an increase in net income of $92.5 million, (2) an increase of $94.9 million because of less cash used for changes in operating assets and liabilities primarily for contracts in process and accounts payable, and (3) higher non-cash expenses of $12.0 million, comprised of $49.1 million primarily for higher contributions to employee savings plans in L-3 Holdings’ common stock and depreciation and amortization expense, partially offset by lower deferred income taxes of $37.1 million. The cash generated from changes in operating assets and liabilities is discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

Investing Activities

During the 2007 Nine Month Period, we used $203.2 million of cash in the aggregate to acquire three businesses and to pay the remaining contractual purchase price for three business acquisitions made prior to January 1, 2007, primarily D.P. Associates Inc., TRL and Crestview. We also used $104.8 million primarily for capital expenditures.

Financing Activities

Debt

See Note 7 to our unaudited condensed consolidated financial statements for the components of our long-term debt. Our senior credit facility provides for a term loan facility and a $1.0 billion revolving credit facility. At September 30, 2007, borrowings under the term loan facility were $650.0 million, and available borrowings under our revolving credit facility were $792.3 million, after reduction for outstanding letters of credit of $207.7 million. We had no outstanding revolving credit borrowings at September 30, 2007. Total debt outstanding, including our subordinated debt, was $4,536.1 million at September 30, 2007, compared to $4,535.0 million at December 31, 2006. Additionally, the senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K for a description of our debt and related financial covenants, including dividend payment restrictions and cross default provisions, under our senior credit facility. As of September 30, 2007, we were in compliance with our financial and other restrictive covenants.

The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the 3% Convertible Contingent Debt Securities (CODES) due 2035 are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.8326 shares of L-3 Holdings’ common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $101.70 per share).

Equity

During December 2006, the Company’s Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock through December 31, 2008. Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and contractual requirements, price and other market conditions. During the 2007 Nine Month Period, we repurchased 3,299,196 shares of L-3 Holdings common stock for $288.8 million. At September 30, 2007, the dollar value of the remaining authorized L-3 share repurchase program was $185.7 million. From October 1, 2007 through November 2, 2007, we repurchased an additional 50,903 shares of L-3 Holdings common stock for an aggregate amount of $5.5 million.

On February 6, 2007, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 33% to $0.25 per share.

The following quarterly cash dividends, authorized by L-3 Holdings’ Board of Directors, were paid during the 2007 Nine Month Period:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 6, 2007	February 21, 2007	$0.25	March 15, 2007	$31.3
April 24, 2007	May 16, 2007	$0.25	June 15, 2007	$31.5
July 10, 2007	August 16, 2007	$0.25	September 17, 2007	$31.6

On October 9, 2007, L-3 Holdings’ Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable December 17, 2007 to shareholders of record at the close of business on November 16, 2007.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition, or cash flows, see Note 12 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 16 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margin, total segment operating margin, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties that are difficult to predict, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 16 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the nine months ended September 30, 2007, except as discussed below.

Foreign Currency Exchange Risk.    At September 30, 2007, the notional value of foreign currency forward contracts was $228.3 million and the fair value of these contracts was $9.7 million, which represented a liability. The notional values of our foreign currency forward contracts with maturities ranging through 2011 and thereafter are as follows: $62.9 million for 2007, $77.8 million for 2008, $32.5 million for 2009, $14.2 million for 2010 and $40.9 million for 2011 and thereafter.

Item 4.

Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Vice President and Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 12 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases we made of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the 2007 Third Quarter.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in millions)
July 1-31, 2007	—	—	—	$273.8
August 1-31, 2007	856,500	95.94	856,500	$191.6
September 1-30, 2007	60,773	97.00	60,773	$185.7
Total	917,273	96.01	917,273

In December 2006, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, L-3 was authorized to repurchase and retire or reissue up to $500 million of its outstanding shares of common stock over the next two years. All L-3 Holdings common stock repurchased were recorded as treasury shares.

From October 1, 2007 through November 2, 2007, we repurchased an additional 50,903 shares of L-3 Holdings common stock at an average price of $108.50 per share for an aggregate amount of $5.5 million.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on November 5, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: November 5, 2007	By:	/s/ Ralph G. D’Ambrosio
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.		Description of Exhibit
3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.32		Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.33		Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.40		Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.41		Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).
**4	.55	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.61		Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.62		Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).

Exhibit No.		Description of Exhibit
**4	.63	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.65	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.68	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.69		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.70		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**4	.71	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.73	Supplemental Indenture dated as of September 26, 2007 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
**10	.25	L-3 Communications Corporation Employee Stock Purchase Plan (Conformed copy reflecting all amendments through September 4, 2007).
*11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12		Ratio of Earnings to Fixed Charges.
**31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
**32		Section 1350 Certification.

*	The information required in this exhibit is presented on Note 9 to the unaudited condensed consolidated financial statements as of September 30, 2007 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith.