Form 10-K
period 2007-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2008-02-28
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes       No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $12.2 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 122,399,070 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with Securities and Exchange Commission (‘‘SEC’’) pursuant to Regulation 14A relating to the Registrant’s Annual Meeting of Shareholders, to be held on April 29, 2008, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. Such proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

PART I

For convenience purposes in this filing on Form 10-K, ‘‘L-3 Holdings’’ refers to L-3 Communications Holdings, Inc., and ‘‘L-3 Communications’’ refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’ refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.	Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2007, we generated sales of approximately $14 billion, operating income of $1,448 million and net cash from operating activities of $1,270 million. The table below presents a summary of our 2007 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see ‘‘Major Customers’’ on page 11.

	2007 Sales	% of Total Sales
	(in millions)
DoD	$10,268	74%
International	2,094	15
Other U.S. Government	834	6
Commercial – domestic	765	5
Total sales	$13,961	100%

We have the following four reportable segments:    (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments, including financial information about geographic areas, is included in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in Note 20 to our audited consolidated financial statements.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality and affordable solutions. Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, business acquisitions, dividends and share repurchases, enabling us to grow the company and return cash to our shareholders. We intend to maintain and expand our position as a leading supplier of systems, subsystems, products and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the objectives discussed below.

Expand Prime Contractor and Supplier Positions.    We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government services. We also will enter into ‘‘teaming’’ arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products in several key business areas, our growth will partially be driven by expanding our share on existing programs and participating on new programs. We will also identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including their proprietary technologies, to expand the scope of our products and services to existing and new customers. We also intend to supplement our growth by participating in and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

Align Research & Development, and Capital Expenditures.    We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products, services and solutions. We will also grow our sales through increased collaboration of our businesses, including combining select products into subsystems to offer competitive solutions to our customers.

Grow Sales Organically and with Business Acquisitions.    We will use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single program and significant follow-on and new business opportunities. We also will supplement our organic sales growth by selectively acquiring businesses that add new products, technologies, programs or customers to our existing businesses, with attractive returns on investment.

Favorable Contract Performance.    A foundation for our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically is favorable performance on our existing contracts. We believe that a prerequisite for growing and winning new business is to retain our existing business with successful contract performance, including schedule, cost, technical and other performance criteria. Therefore, we will continue to focus on delivering superior contract performance to our customers to maintain our reputation as an agile and responsive contractor and to differentiate L-3 from its competitors.

Continuous Cost Improvement.    We will continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to flexibly use costs savings to increase L-3’s value by expanding operating margin and selectively investing in new product development, bids and proposals and other business development activities to grow sales organically.

Selected Recent Business Acquisitions

During the year ended December 31, 2007, we used cash of $235 million for business acquisitions. See ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions’’ for additional details about our 2007 business acquisitions, including their aggregate purchase prices.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below.

C3ISR Reportable Segment

In 2007, C3ISR net sales of $2,310 million represented 17% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time, the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
ISR Systems
•	Prime mission systems integration, sensor development and operations and support	•	Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	•	U.S. Air Force (USAF), United Kingdom (U.K.) Ministry of Defence (MoD) and other allied foreign militaries ISR aircraft platforms
•	Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	•	Measurement collection and signal intelligence, special missions	•	DoD and special customers within the U.S. Government
•	ISR operations and support	•	Data link support and services, special applications, classified projects, spares and repairs	•	USAF and U.S. Army ISR aircraft platforms
Networked Communications
•	Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	•	High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	•	Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	Multi-band Manpack Receivers	•	Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	•	U.S. Special Operations Command (USSOCOM), USAF and other DoD customers
•	Satellite command and control sustainment and support	•	Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	•	USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges
Secure Communications Products
•	Secure communication terminals and equipment, and secure network encryption products	•	Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	•	DoD and U.S. Government intelligence agencies
•	Ground-based satellite communication terminals and payloads	•	Interoperable, transportable ground terminals	•	DoD and U.S. Government intelligence agencies
•	Satellite communication and tracking systems	•	On-board satellite external communications, video systems, solid state recorders and ground support equipment	•	International Space Station, Space Shuttle and various satellites for National Aeronautics and Space Administration (NASA)
•	Shipboard communications systems	•	Internal and external communications (radio rooms)	•	U.S. Navy (USN), U.S. Coast Guard and allied foreign navies

Government Services Reportable Segment

In 2007, Government Services net sales of $4,334 million represented 31% of our total net sales. The businesses in this segment provide a full range of engineering, technical, information technology, advisory, training and support services to the DoD, DoS, DoJ and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist and translation services and related management to support contingency operations and current intelligence-gathering requirements;

•	aviation and maritime services in support of maritime and expeditionary warfare;

•	intelligence solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services;

•	technical and management services, which provide support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise information technology (IT) support, systems and other services to the DoD and other U.S. federal agencies.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Government Services reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Training and Operational Support
•	Training systems, courseware and doctrine development	•	Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	•	U.S. Army, U.S. Marine Corps (USMC), DoS, DoJ and allied foreign governments
•	Acquisition management and staff augmentation	•	Rapid fielding support for combatants and physical location management	•	U.S. Army
•	Weapons Training Systems	•	Laser marksmanship training systems and advanced integrated technologies for security products and services	•	DoD and law enforcement agencies
Information Technology Solutions
•	Communication systems and software engineering services	•	Value-added, critical software support for C3ISR systems, electronic warfare and fire support systems	•	U.S. Army Communications – Electronics Command (CECOM)
•	Network and enterprise administration and management	•	Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	•	U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM and NASA
•	Systems acquisition and advisory support and comprehensive operational support services	•	Requirements definition, program management, planning and analysis, systems engineering and integration, intelligence analysis and managing and network engineering	•	U.S. Army, USAF, USN and DHS

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Intelligence Solutions and Support
•	System support and concept operations (CONOPS)	•	C3ISR, modeling and simulation	•	DoD, U.S. Missile Defense Agency (MDA), U.S. Government intelligence agencies, and NASA
•	Information technology (IT) services	•	IT infrastructure modernization and operations	•	U.S. Government intelligence agencies and U.K. MoD
•	Information management and IT systems support and software design, development and systems integration	•	Intelligence and operations support, C3 systems, network centric operations and information operations	•	DoD and U.S. Government intelligence agencies
•	Linguistic, interpretation, translation and analyst services	•	Counterintelligence, threat protection and counter terrorism	•	U.S. Army
Aviation, Maritime and Engineering Services
•	Systems engineering, operations analysis, research and technical analysis	•	Systems engineering and operational analysis of most aircraft and vessels in the USN fleet, C3 and Computers (C4) systems acquisitions, logistics and administrative support, as well as systems life cycle support	•	USN and USMC
•	Surveillance systems and products, including installation and logistics support	•	Automated security systems for bases and force protection, and remote surveillance for U.S. borders	•	DHS and USAF

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2007, AM&M net sales of $2,528 million represented 18% of our total net sales. The businesses in this segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, vehicles and personnel equipment;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and construction; and

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, support and supply chain management, primarily for military training, tactical, cargo and utility aircraft, anti-missile defense systems and tanks.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our AM&M reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Aircraft and Base Support Services
•	Logistics support, maintenance and refurbishment	•	Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	•	U.S. Army, USAF, USN, USSOCOM, Canadian DND and other allied foreign militaries
•	Contract Field Teams (CFT)	•	Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	•	U.S. Army, USAF, USN and USMC
•	Contractor operated and managed base supply (COMBS)	•	Inventory management activities relating to flight support and maintenance, including procurement and field distribution	•	Military training and cargo aircraft
Aircraft Modernization
•	Modernization and life extension maintenance upgrades and support	•	Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products	•	USN, USAF, USSOCOM, Canadian DND, Royal Australian Air Force, other allied foreign governments, various military, fixed and rotary wing aircraft and Head of State aircraft

Specialized Products Reportable Segment

In 2007, Specialized Products net sales of $4,789 million represented 34% of our total net sales. The businesses in this reportable segment provide a broad range of products, including components, products, subsystems and systems, to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Specialized Products net sales in 2007.

Business Area	% of 2007 Segment Sales
Power & Control Systems	19%
Microwave	14
Avionics & Displays	14
Training & Simulation	12
Electro-Optic/Infrared (EO/IR)	11
Precision Engagement	7
Security & Detection Systems	7
Propulsion Systems	6
Undersea Warfare	5
Telemetry and Advanced Technology	5
Total Specialized Products	100%

The table below provides additional information for the systems and products, selected applications and selected platforms or end users of our Specialized Products reportable segment.

Systems/Products		Selected Applications		Selected Platforms/End Users
Power & Control Systems
•	Shipboard electrical power packages, electric drives and propulsion, automation, navigation and communication systems	•	Surface ships ranging from shipping vessels, container carriers, environmental and research ships, ferries and cruise liners	•	Commercial shipbuilders and allied foreign navies
•	Naval power delivery, conversion and switching products	•	Switching, distribution and protection, as well as frequency and voltage conversion	•	Naval submarines, surface ships and aircraft carriers
•	Shipboard electronics racks, rugged computers, rugged displays and communication terminals	•	Ruggedized displays, computers and electronic systems	•	Naval vessels and other DoD applications
•	Service life extensions	•	Landing craft air cushion amphibious vehicles	•	USN
Microwave
•	Passive components, switches and wireless assemblies	•	Radio transmission, switching and conditioning, antenna and base station testing and monitoring	•	DoD, wireless communications service providers and original equipment manufacturers
•	Satellite and wireless components (channel amplifiers, transceivers, converters, filters and multiplexers)	•	Satellite transponder control, channel and frequency separation	•	SATCOM and wireless communications equipment for DoD and various government agencies
•	Traveling wave tubes, power modules, klystrons and digital broadcast	•	Microwave vacuum electron devices and power modules	•	DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast
•	Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	•	Satellite communication systems	•	U.S. Army, USAF and various DoD customers
•	Ultra-wide frequency and advanced radar antennas and radomes	•	Surveillance and radar detection	•	Military fixed and rotary winged aircraft, SATCOM
Avionics & Displays
•	Solid state crash protected cockpit voice and flight data recorders	•	Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	•	Commercial transport, business, regional and military aircraft

Systems/Products		Selected Applications		Selected Platforms/End Users
•	Airborne traffic and collision avoidance systems, terrain awareness warning systems	•	Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	•	Commercial transport, business, regional and military aircraft
•	Advanced cockpit avionics	•	Pilot safety, navigation and situation awareness products	•	Commercial transport, business, regional and military aircraft
•	Cockpit and mission displays	•	High performance, ruggedized flat panel and cathode ray tube displays and processors	•	Various military aircraft
Training & Simulation
•	Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	•	Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	•	Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries
EO/IR
•	Targeted stabilized camera systems with integrated sensors and wireless communication systems	•	Intelligence Data Collection, Surveillance and Reconnaissance	•	DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms
•	Airborne and ground based high energy laser beam directors and high tracking rate telescopes	•	Directed energy systems, space surveillance, satellite laser ranging and laser communications	•	USAF and NASA
Precision Engagement
•	Global Positioning System (GPS) receivers	•	Location tracking	•	Guided projectiles and precision munitions
•	Navigation systems and positioning navigation units	•	Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	•	USAF, U.S. Army, USMC and NASA
•	Premium fuzing products	•	Munitions and electronic and electromechanical safety arming devices (ESADs)	•	Various DoD and allied foreign military customers
Security & Detection Systems
•	Explosives detection systems and airport security systems	•	Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	•	DHS, including the U.S. Transportation and Security Administration (TSA), and domestic and international airports, state and local governments

Systems/Products		Selected Applications		Selected Platforms/End Users
•	Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	•	Aviation, rail and border crossing security	•	TSA, U.S. customs agency, various regulatory authorities and private security companies
Propulsion Systems
•	Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators	•	Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems	•	U.S. Army, USMC and allied foreign ministries of defense, manned/unmanned military platforms
Undersea Warfare
•	Airborne dipping sonars, submarine and surface ship towed arrays	•	Submarine and surface ship detection and localization	•	USN and allied foreign navies
Telemetry and Advanced Technology
•	Telemetry and instrumentation systems	•	Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight tracking, testing and termination	•	Aircraft, missiles and satellites
•	High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	•	Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation sytems for decontamination and industrial applications	•	U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. A table that presents our funded backlog, percent of December 31, 2007 funded backlog expected to be recorded as sales in 2008 and funded orders for each of our reportable segments is located in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog and Orders’’ on page 51.

Major Customers

The table below presents a summary of our 2007 sales by end customer and the percent contributed by each to our total 2007 sales. For additional information regarding domestic and foreign sales, see Note 20 to our audited consolidated financial statements.

	2007 Sales	% of Total Sales
	(in millions)
Army	$3,782	27%
Air Force	2,667	19
Navy/Marines	2,075	15
Other Defense	1,744	13
Total DoD	$10,268	74%
Other U.S. Government	834	6
Total U.S. Government	$11,102	80%
Foreign governments	972	7
Commercial – foreign	1,122	8
Commercial – domestic	765	5
Total sales	$13,961	100%

Approximately 76% of our DoD sales for 2007 were direct to the customer, and approximately 24% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2007, our five largest contracts generated 16% of our consolidated sales. For the year ended December 31, 2007, our largest contract, the World Wide Linguist Support Services contract (Linguist Contract) with the U.S. Army Intelligence and Security Command (INSCOM), generated 5% of our sales. On December 9, 2007, the Linguist Contract period of performance was extended to March 8, 2008. On February 15, 2008, INSCOM announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and on February 22, 2008, we filed a protest of INSCOM’s selection with the U.S. Government Accountability Office (GAO). The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2007, we employed approximately 35,700 engineers and technicians, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts, customer funded research and development contracts and production and services contracts. A table that presents L-3’s (i) company-sponsored (independent) research and development costs and (ii) customer-funded research and development costs is presented in ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development’’ on page 52.

Competition

Our businesses generally encounter intense competition. We believe that we are a significant provider for many of the products and services we offer to our DoD, government and commercial customers.

Our ability to compete for existing and new business depends on a variety of factors, including,

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule past performance;

•	maintaining an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances; and

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete.

Most of our sales are derived from contracts (revenue arrangements) awarded by customers on the basis of negotiations or competitive bids. In some instances, we are the incumbent supplier or have been the sole provider on a contract for many years, and we refer to these positions as ‘‘sole-source’’. On our sole-source contracts, there may be other suppliers who have the capability to compete for the contracts involved, but they can only enter the market if the customer chooses to reopen the particular contract to competition. Sole-source contracts are generally re-competed every three to five years and at times more frequently. For the year ended December 31, 2007, contracts where we held sole-source positions accounted for 47% of our total sales and contracts which we had competitively won accounted for 53% of our total sales.

We believe we are the defense supplier with one of the broadest and most diverse product portfolios. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for (i) certain products and subsystems where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems or services. We believe that a majority of our businesses enjoy the number one or number two competitive positions in their market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance.

In addition, our ability to compete for select contracts may require us to ‘‘team’’ with one or more of the other prime system contractors that bid and compete for major platform programs, and our ability to ‘‘team’’ with them is often dependent upon the outcome of a competition for subcontracts they award.

Patents and Licenses

We do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, most of our U.S. Government contracts generally permit us to use patents owned by other U.S. Government contractors. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most DoD work performed by other companies for the U.S. Government.

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

Contracts

A significant portion of our sales are derived from sole-source contracts as discussed above. We believe that our customers award sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against other prime system contractors for major subsystems business. As a consequence of our competitive position, for the year ended December 31, 2007, we won contract awards at a rate in excess of 63% on new competitive contracts that we bid on, and at a rate in excess of 95% on the number of contracts we rebid for when we were the incumbent supplier.

Generally, the sales price arrangements for our contracts are either fixed-price, cost-reimbursable or time-and-material type. Generally, a fixed-price type contract offers higher profit margin potential than a cost-reimbursable type or time-and-material type contract, which is commensurate with the greater levels of risk we assume on a fixed-price type contract. Our operating margins (pretax operating income as a percentage of sales) on fixed-price type contracts generally range between 10% and 15%, while on cost-reimbursable type contracts they generally range between 5% and 10%, and on time-and-material type contracts they generally range between 8% and 12%.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the sales on a fixed-price type contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change. On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees achieving 90% of the available award fees on average during the year ended December 31, 2007. Cost-reimbursable type contracts with award fee provisions, known as cost-plus award fee (CPAF) contracts, provide for a fee based on actual performance relative to contractually specified performance criteria. Sales from CPAF contracts were approximately $1.1 billion for the year ended December 31, 2007.

We have a diverse business mix with limited reliance on any single contract, a favorable balance of fixed-price, cost-reimbursable and time-and-material type contracts, a significant sole-source follow-on business and an attractive customer profile. The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
Contract-Type	2007	2006	2005
Fixed-price	51%	50%	53%
Cost-reimbursable	30%	31%	30%
Time-and-material	19%	19%	17%
Total sales	100%	100%	100%

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

Certain Acquired Pension Plans

In connection with our acquisition of ten business units from Lockheed Martin and the formation of L-3 in 1997, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain of these businesses from Lockheed Martin. Lockheed Martin had previously received a letter from the Pension Benefit Guaranty Corporation (PBGC) indicating that the pension plans of two of these businesses were under funded using the PBGC’s actuarial assumptions (Subject Plans).

With respect to the Subject Plans, Lockheed Martin entered into an agreement (Lockheed Martin Commitment) with L-3 and the PBGC dated as of April 30, 1997. The terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue until the Subject Plans are no longer under funded on a PBGC basis for two consecutive years, or immediately if we achieve investment grade credit ratings on all of our outstanding debt.

If Lockheed Martin did assume sponsorship of the Subject Plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans. The terms and conditions of the Lockheed Martin Commitment would require us to reimburse Lockheed Martin for these costs. Lockheed Martin has not assumed sponsorship or provided another form of financial support for the Subject Plans.

We believe we have performed our obligations under the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions that the PBGC contemplates taking in respect of the Subject Plans.

For the year ended December 31, 2007, we contributed $8 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2007, the aggregate projected benefit obligation was $238 million and the aggregate plan assets were $222 million for the Subject Plans. At December 31, 2007, we have recorded a liability of $16 million for the under funded status of the Subject Plans.

Employees

As of December 31, 2007, we employed approximately 64,600 full-time and part-time employees, 83% of whom were located in the United States. Of these employees, approximately 18% are covered by 91 separate collective bargaining agreements with various labor unions. The success of our business is primarily dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2007 are: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports as soon as reasonably practicable after electronic filing with the SEC through our website on the Internet at http://www.L-3com.com.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our Internet site, http://www.L-3com.com, by clicking on the ‘‘Corporate Governance’’ link under the heading ‘‘Investor Relations.’’ The Company posts a Code of Ethics and Business Conduct on its Corporate Governance webpage under the link ‘‘Code of Ethics and Business Conduct.’’ The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our president and chief executive officer, our vice president and chief financial officer, and our corporate controller. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (‘‘NYSE’’), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of our Code of Ethics and Business Conduct or any other corporate governance document or periodic report at no cost by contacting (866) INFO-LLL (866-463-6555).

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

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget. We, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). The President’s DoD base defense budget request, for the government’s fiscal year ending September 30, 2009, excluding a fiscal year 2009 GWOT supplemental request, indicates continued growth over fiscal year 2008. However, the future DoD budgets could be negatively affected by several factors, including, but not limited to, the U.S. Government’s budget deficits, U.S. national security strategies, geopolitical events, a change in spending priorities and the costs of sustaining the U.S. military operations in Iraq and Afghanistan, which could cause the DoD budget to remain unchanged or to decline. A significant decline in or redirection of U.S. military expenditures in the future could result in a material decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

We rely predominantly on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. At December 31, 2007, we had approximately 2,000 contracts (revenue arrangements) with individual estimated contract values in excess of $1 million. Approximately 80%, or $11 billion, of our sales for the year ended December 31, 2007 were made directly or indirectly to U.S. Government agencies, including the DoD. For the year ended December 31, 2007, our largest contract was the Linguist Contract and it represented 5% of our sales, and aggregate sales from our five largest contracts amounted to $2.2 billion, or 16% of our sales. On December 9, 2007, the Linguist Contract period of performance was extended to March 8, 2008. In addition, as discussed above under ‘‘Major Customers,’’ INSCOM made an award of the follow-on contract to another service provider.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

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

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which would have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We are from time to time subject to governmental investigations relating to our operations. We are currently cooperating with the U.S. Government on several investigations, including but not limited to, an investigation by the Department of Justice Criminal Antitrust Division regarding information technology services performed for the Air Force. For a discussion of this matter, see Note 17 to our audited consolidated financial statements.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations and future prospects. For a discussion of the material litigation to which we are currently a party, see Note 17 to our audited consolidated financial statements.

If we are unable to keep pace with rapidly evolving products and service offerings and technological change, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

The rapid change of technology is a key feature of most of the markets in which our products, services and systems oriented businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through certain business acquisitions. We may not be able to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past, we have allocated substantial funds to capital expenditures, programs and other investments. This practice will continue to be required in the future. Even so, we may not be able to successfully identify new opportunities and may not have the needed financial resources to develop new products in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products, services and systems obsolete or non-competitive.

Our business acquisition strategy involves risks, and we may not successfully implement our strategy.

We seek to selectively acquire businesses that add new products, technologies, programs or customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we may not realize the benefits anticipated from these acquisitions, including cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable credit market conditions.

The process of integrating the operations of acquired businesses into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt, as well as more restrictive covenants. We consider and execute strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engage in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted and unasserted claims and liabilities.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-reimbursable and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-reimbursable or time-and-material. For a description of our revenue recognition policies, see ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.’’ For the year ended December 31, 2007, approximately 51% of our sales were generated from fixed-price type contracts, approximately 30% of our sales were generated from cost-reimbursable type contracts and approximately 19% of our sales were generated from time-and-material type contracts. Substantially all of our cost-reimbursable and time-and-material type contracts are with the U.S. Government, primarily with the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price type contract sales.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract.

On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

Additionally, the impact of revisions in profit (loss) estimates for all types of contracts subject to percentage of completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases, result in liabilities to complete contracts in a loss position.

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The defense industry and the other industries in which our businesses operate and the market for defense applications is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Our ability to compete for defense contracts depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	our historical technical and schedule past performance;

•	maintaining an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances; and

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete.

Most of our sales are derived from contracts (revenue arrangements) awarded by customers on the basis of negotiations or competitive bids. In some instances, we are the incumbent supplier or have been the sole provider for many years. We refer to our position on such revenue arrangements as ‘‘sole-source’’ contracts. In those instances, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or re-enter the market if the customer chooses to reopen the particular program to competition. Additionally, some of our competitors are larger than us and have substantially greater financial and other resources than we have.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

In prior years we incurred substantial indebtedness to finance our business acquisitions. At December 31, 2007, we had approximately $4,550 million in aggregate principal amount of outstanding debt. In addition, we had additional borrowing capacity of $794.5 million at December 31, 2007 available to us under our senior credit facility, after reductions for outstanding letters of credit of $205.5 million. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt will occur on March 9, 2010 for $650 million.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt depends on our future financial performance. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements.

Our level of indebtedness has important consequences to us. These consequences may include:

•	requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•	limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	increasing interest expenses due to higher interest rates on our borrowings that have variable interest rates;

•	heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	impacting debt covenants that limit our ability to borrow additional funds, dispose of assets, pay cash dividends or repurchase shares of our common stock. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2007, we had $9,672 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see ‘‘Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations’’ on pages 49-50.

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

Our future success depends to a significant degree upon the continued contributions of our management, and our ability to attract and retain highly qualified management and technical personnel,

including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our future prospects.

Environmental laws and regulations may subject us to significant liability.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $9,571 million at December 31, 2007. As described above, the U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Our sales to certain foreign customers expose us to risks associated with operating internationally.

For the year ended December 31, 2007, sales to foreign customers, excluding our foreign sales made under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments represented approximately 13% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

At December 31, 2007, we operated in 546 locations consisting of manufacturing facilities and properties throughout the United States and internationally. Of these, we owned 44 locations consisting of approximately 5.2 million square feet and leased space at 502 locations consisting of approximately 17.8 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR – Camden, New Jersey; Greenville and Waco, Texas; and Salt Lake City, Utah.

•	Government Services – Huntsville, Alabama; Orlando, Florida; Annapolis, Maryland; and Alexandria, Arlington, Chantilly and Reston, Virginia.

•	AM&M – Fairhope, Alabama; Crestview, Florida; Lexington, Kentucky; South Madison, Mississippi; Greenville and Waco, Texas; and Edmonton and Quebec, Canada.

•	Specialized Products – Phoenix, Arizona; Anaheim, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Muskegon, Michigan; Budd Lake, New Jersey; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Texas; Toronto, Canada; Hamburg and Elmenhorst, Germany; and Bracknell, United Kingdom.

Corporate and other locations – New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2007 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
C3ISR	4.4	0.6	5.0
Government Services	3.1	—	3.1
AM&M	3.0	1.3	4.3
Specialized Products	7.2	3.3	10.5
Corporate	0.1	—	0.1
Total	17.8	5.2	23.0

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 17 to our audited consolidated financial statements and is included in this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol ‘‘LLL’’. On February 22, 2008, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $106.79 per share and the number of holders of L-3 Holdings’ common stock was approximately 89,000. The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2007	2006	2007	2006
Common Stock — Dividends Paid and Market Prices
Quarter Ended:
March 31	$0.25	$0.1875	$ 88.99-$ 80.02	$86.95-$74.41
June 30	0.25	0.1875	99.20- 87.81	85.35- 72.96
September 30	0.25	0.1875	102.68- 92.11	79.09- 66.58
December 31	0.25	0.1875	114.69- 103.69	83.86- 75.30
Year Ended December 31	$1.00	$0.75	114.69- 80.02	86.95- 66.58

On February 5, 2008, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 20% to $0.30 per share, payable on March 17, 2008, to shareholders of record at the close of business on February 19, 2008.

L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock. See ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and Note 10 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

In December 2007, L-3 completed its previously announced $500 million share repurchase program, which was approved by its Board of Directors on December 14, 2006. On December 11, 2007, L-3 announced that its Board of Directors approved a new share repurchase program. Under the provisions of this program, L-3 Holdings is authorized to repurchase up to an additional $750 million of its outstanding shares of common stock through December 31, 2009. Repurchases under the program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will be determined by L-3’s management and will depend upon market conditions, legal considerations affecting the amount and timing of repurchase activity, alternative investment opportunities and various other factors. The program is expected to be funded through L-3’s cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time without prior notice. All shares of L-3 Holdings common stock repurchased were recorded as treasury shares.

The following table provides information about share repurchases we made of L-3 Holdings common stock that are registered pursuant to Section 12 of the Exchange Act during the 2007 fourth quarter.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in millions)
October 1 – 31, 2007	—	$—	—	$185.7
November 1 – 30, 2007	1,254,303	110.77	1,254,303	$46.8
December 1 – 31, 2007	658,360	109.35	658,360	$724.8 (1)
Total	1,912,663	$110.28	1,912,663

(1)	Represents amounts available under the share repurchase program approved on December 11, 2007.

From January 1, 2008 through February 27, 2008, L-3 has repurchased 2,372,861 shares of L-3 Holdings common stock at an average price of $105.04 per share for an aggregate amount of $249.3 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2002 to December 31, 2007. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in our common stock was $100 on December 31, 2002.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $44.91 per share on December 31, 2002. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 from our audited consolidated financial statements not included in this Form 10-K. The selected financial data should be read in conjunction with our ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2007	2006(1)	2005	2004	2003
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$13,960.5	$12,476.9	$9,444.7	$6,897.0	$5,061.6
Cost of sales	12,512.4	11,197.8	8,448.0	6,148.4	4,480.6
Litigation charge(2)	—	129.0	—	—	—
Stock-based charge(3)	—	39.2	—	—	—
Operating income	1,448.1	1,110.9	996.7	748.6	581.0
Interest and other income, net	31.0	20.2	5.5	7.3	0.2
Interest expense	296.0	296.1	204.2	145.3	132.7
Minority interests in net income of consolidated subsidiaries	9.0	10.4	9.7	8.9	3.5
Loss on retirement of debt	—	—	—	5.0	11.2
Provision for income taxes	418.0	298.5	279.8	214.8	156.2
Net income	$756.1	$526.1	$508.5	$381.9	$277.6
L-3 Holdings’ earnings per common share:
Basic	$6.05	$4.27	$4.28	$3.54	$2.89
Diluted	$5.98	$4.22	$4.20	$3.33	$2.62
L-3 Holdings’ weighted average common shares outstanding:
Basic	124.9	123.1	118.8	107.8	96.0
Diluted	126.5	124.8	121.2	117.4	113.9
Cash dividends declared per share on L-3 Holdings’ common stock	$1.00	$0.75	$0.50	$0.40	$—

(1)	Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which reduced 2006 operating income by $41.6 million, net income by $29.0 million and diluted earnings per share by $0.23.
(2)	The ‘‘Litigation Charge’’ of $129.0 million ($78.2 million after income taxes, or $0.63 per diluted share) represents an adverse jury verdict rendered on May 25, 2006, currently on appeal.
(3)	The ‘‘Stock-Based Charge’’ of $39.2 million ($25.5 million after income taxes, or $0.20 per diluted share) was recorded in the second quarter of 2006 in connection with L-3’s voluntary review of its past stock option granting practices and the related accounting.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data (at year end):
Working capital	$2,181.4	$1,553.4	$1,789.2	$1,632.5	$1,013.5
Total assets	14,390.7	13,286.7	11,909.1	7,780.8	6,505.3
Long-term debt	4,536.5	4,535.0	4,633.5	2,189.8	2,457.3
Minority interests	87.1	84.3	81.2	77.5	76.2
Shareholders’ equity	5,988.9	5,305.9	4,490.7	3,799.8	2,574.5
Cash Flow Data:
Net cash from operating activities	$1,270.2	$1,074.3	$846.8	$620.7	$456.1
Net cash used in investing activities	(388.2)	(1,090.7)	(3,547.3)	(555.5)	(1,088.1)
Net cash (used in) from financing activities	(464.3)	(29.3)	2,441.0	453.3	632.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 27 to 54, the report related to the financial statements and internal control over financial reporting can be found on page 55 and the financial statements and related notes can be found on pages F1 to F61. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook:
L-3’s Business	Page 28
Business Strategy	Page 29
Industry Considerations	Pages 29-30
Key Performance Measures	Pages 30-31
Business Acquisitions	Pages 31-33
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Pages 33-35
Goodwill and Identifiable Intangible Assets	Pages 35-36
Pension Plan and Postretirement Benefit Plan Obligations	Pages 36-37
Valuation of Deferred Income Tax Assets and Liabilities	Page 37
Liabilities for Pending and Threatened Litigation	Page 37
Valuation of Long-Lived Assets	Page 37
Results of Operations, including business segments	Pages 38-44
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 44
Balance Sheet	Pages 44-45
Pension Plans	Pages 45-46
Statement of Cash Flows	Pages 46-49
Contractual Obligations	Pages 49-50
Off Balance Sheet Arrangements	Page 50
Legal Proceedings and Contingencies	Pages 50-51

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), allied foreign governments, commercial customers and select other U.S. federal, state and local government agencies.

We have the following four reportable segments:    (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 20 to our audited consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. The AM&M reportable segment provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Specialized Products reportable segment provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security & detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

For the year ended December 31, 2007, we generated sales of $13,961 million. Our primary customer is the DoD. The table below presents a summary of our 2007 sales by end customer and the percent contributed by each to our total 2007 sales.

	2007 Sales	% of Total Sales
	(in millions)
Army	$3,782	27%
Air Force	2,667	19
Navy/Marines	2,075	15
Other Defense	1,744	13
Total DoD	$10,268	74%
Other U.S. Government	834	6
Total U.S. Government	$11,102	80%
Foreign governments	972	7
Commercial – foreign	1,122	8
Commercial – domestic	765	5
Total sales	$13,961	100%
Most of our contracts (revenue arrangements) with the U.S. Government are subject to U.S. Defense Contract Audit Agency audits and various cost and pricing regulations, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that advantage them with responsive, high-quality and affordable solutions. Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, business acquisitions, dividends and share repurchases, enabling us to grow the company and return cash to our shareholders. We intend to maintain and expand our position as a leading supplier of systems, subsystems, products and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the objectives discussed below.

We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also will enter into ‘‘teaming’’ arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products in several business areas, our growth will partially be driven by expanding our share on existing programs and participating on new programs. We will also identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including their proprietary technologies, to expand the scope of our products and services to existing and new customers. We also intend to supplement our growth by participating in and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products, services and solutions. We will also grow our sales through increased collaboration of our businesses, including combining select products into subsystems to offer competitive solutions to our customers.

We will use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single program and significant follow-on and new business opportunities. We also will supplement our organic sales growth by selectively acquiring businesses that add new products, technologies, programs or customers to our existing businesses, with attractive returns on investment.

A foundation for our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically is favorable performance on our existing contracts. We believe that a prerequisite for growing and winning new business is to retain our existing business with successful contract performance, including schedule, cost, technical and other performance criteria. Therefore, we will continue to focus on delivering superior contract performance to our customers to maintain our reputation as an agile and responsive contractor and to differentiate L-3 from its competitors.

We will continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to flexibly use costs savings to increase L-3’s value by expanding operating margin and selectively investing in new product development, bids and proposals and other business development activities to grow sales organically.

Industry Considerations

In recent years, domestic and geo-political developments have significantly affected the markets for defense systems, products and services. There has been a fundamental and philosophical shift in focus from a ‘‘threat-based’’ model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries, which has transformed the U.S. defense posture to a capabilities-based orientation. This approach involves creating the ability for (1) a more flexible response, with greater force, agility and stronger space capabilities, and (2) improved missile defense systems, networked communications and information systems, and security systems. This transformation also includes an increased emphasis on homeland defense. We anticipate that the U.S. Quadrennial Defense Review to be completed in 2010 will incorporate lessons learned from the U.S. military operations in Iraq, Afghanistan and the Balkans, and promote additional special operations, intelligence gathering, language and cultural capabilities, improved communications and enhanced security cooperation activities.

Over the past several years, the DoD budgets have experienced increased focus on C3ISR, precision-guided weapons, UAVs, network-centric communications, Special Operations Forces (SOF) and missile defense. In addition, the DoD philosophy has focused on a transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to C3 and ISR. Furthermore, the DoD’s emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. Therefore, it is expected that the DoD’s budget for communications and defense electronics will continue to grow. We believe L-3 is well positioned to benefit from the expected increased spending in those areas. While there is no assurance that the requested DoD budget increases will continue to be approved by Congress, the current outlook is one of increased DoD spending, which we believe will continue to positively affect L-3’s future orders and sales, operating results and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits and cash flows of defense contractors, including L-3, depending on the weapons platforms and programs affected by such budget reductions.

In addition, increased emphasis on U.S. homeland security may increase demand for our capabilities in areas such as security systems, information security, crisis management, preparedness and prevention services, and civilian security operations.

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Combined, these financial performance measures are the primary growth drivers for L-3’s earnings per share and net cash from operating activities. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth.    Our average annual sales growth for the five years ended December 31, 2007, was 29%, with average annual organic sales growth of approximately 10%, and average annual sales growth from business acquisitions of approximately 19%. Organic sales growth was 9.6% for the year ended December 31, 2007. Sales growth from business acquisitions for the year ended December 31, 2007 was 2.3%. Prior to January 1, 2007, the larger portion of our historical sales growth has been generated from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired Titan for a purchase price of approximately $2.8 billion. Generally, we expect that our sales growth rate from business acquisitions will decline from pre-2007 levels for the foreseeable future. Our largest contract in terms of annual sales was the Linguist Contract and it generated sales of $738 million for the year ended December 31, 2007. On December 9, 2007, the Linguist Contract period of performance was extended to March 8, 2008. As discussed above in ‘‘Major Customers,’’ INSCOM made an award of the follow-on contract to another service provider.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). We believe that our businesses should be able to generate organic sales growth for the foreseeable future because we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3:

communications and persistent ISR, precision engagement, SOF, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of the base budget resources on transformational modernization programs.

The substantial majority of L-3’s sales are made to U.S. Government agencies, primarily the DoD, as discussed above. In addition to the current DoD budget and level of future Congressional supplemental appropriations for U.S. military operations in Iraq and Afghanistan, our sales to the U.S. Government may be affected by changes in U.S. procurement policies, budget considerations, changing national security and defense requirements, and geo-political developments, which are beyond our control. Any of these factors could impact L-3’s future results of operations, including our organic sales growth rate. Additionally, L-3’s future results of operations and sales growth are affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on 1) our successful performance on existing contracts, 2) the effectiveness and innovation of our technologies and research and development activities, 3) our ability to offer better program performance than our competitors at a lower cost, and 4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Growth.    Our consolidated operating income was $1,448.1 million for the year ended December 31, 2007, an increase of 30.4% from $1,110.9 million for the year ended December 31, 2006. Our consolidated operating margin was 10.4% for the year ended December 31, 2007 and 8.9% for the year ended December 31, 2006. For the year ended December 31, 2006, our operating income and operating margin was reduced by two matters totaling $168.2 million ($103.7 million after income taxes or $0.83 per share) as follows: (1) a pre-tax litigation charge of $129.0 million ($78.2 million after income taxes, or $0.63 per share) in connection with an adverse jury verdict currently on appeal and (2) a pre-tax charge of $39.2 million ($25.5 million after income taxes or $0.20 per share) in connection with our voluntary review of past stock option granting practices. These two charges are collectively referred to herein as the ‘‘Q2 2006 Charges’’. Excluding the reductions from the Q2 2006 Charges, consolidated operating income for the year ended December 31, 2006 would have been $1,279.1 million and operating margin would have been 10.3%.

Prospectively, we expect to continue to generate modest increases in operating margin as we expect to increase sales, grow sales faster than indirect costs and improve our overall contract performance. However, in the future, select business acquisitions and select new business could reduce our operating margins, if the margins for them are lower than L-3’s existing operating margin. Our business objectives include sustainably growing earnings per share and cash flow, and improving operating margins is one method for achieving this growth but it is not the only one.

Business Acquisitions

As discussed above, a portion of our growth strategy is to selectively acquire businesses that add new products, technologies, programs or customers to our existing businesses. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their business-type, contract-type sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities.

The table below summarizes the acquisitions that we have completed during the years ended December 31, 2005, 2006 and 2007, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements. During 2007, we used cash of $235.0 million for business acquisitions.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2005
Marine Controls division of CAE	February 3, 2005	$189
Propulsion Systems business unit of General Dynamics	February 25, 2005	197
Electron Dynamics Devices business of the Boeing Company	February 28, 2005	97
The Titan Corporation	July 29, 2005	2,736
EOTech Acquisition Corp.	October 31, 2005	50
InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc., Hitec O, and Applied Signal and Image Technologies, Inc. (ASIT).	Various	153	(2)
Total 2005		$3,422
2006
SAM Electronics GmbH (SAM)	January 31, 2006	$189	(3)
SafeView, Inc. (SafeView) and CyTerra Corporation	March 2006	190	(4)
Medical Education Technologies, Inc. (METI)	April 4, 2006	11	(5)
SSG Precision Optronics, Inc. (SSG)	June 1, 2006	68	(6)
Nautronix Defence Group (Nautronix)	June 1, 2006	69	(6)(7)
Crestview Aerospace Corporation	June 29, 2006	153
TRL Electronics plc	July 12, 2006	171
Nova Engineering (Nova)	October 25, 2006	47	(8)
Advanced Systems Architecture Ltd., TCS Design and Management Services, Incorporated, Magnet-Motor GmbH, gForce Technologies, Inc. and TACNET	Various	67	(6)(9)
Total 2006		$965
2007
Geneva Aerospace, Inc. (Geneva)	January 31, 2007	$15	(6)(10)
Global Communication Solutions, Inc.	May 4, 2007	153	(6)
APSS S.r.l.	August 31, 2007	12
MKI Systems, Inc.	December 3, 2007	38	(6)
Total 2007		$218

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.
(2)	Excludes additional purchase price, not to exceed $7 million, which is contingent primarily upon the financial performance of ASIT for the year ending December 31, 2008.
(3)	The final purchase price includes a $39 million increase to the contractual purchase price based on SAM’s closing date net assets, of which $31 million was for cash acquired at foreign locations.
(4)	Excludes additional purchase price for SafeView, not to exceed $35 million, in the aggregate, which is contingent upon its financial performance through December 31, 2008.
(5)	We increased our ownership interest in METI from approximately 47% to 80%.
(6)	The final purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.
(7)	Excludes additional purchase price, not to exceed $6 million, in the aggregate, which is contingent upon certain contract awards to Nautronix through 2010.
(8)	Excludes additional purchase price, not to exceed $8 million, in the aggregate, which is contingent upon the financial performance of Nova for the years ending December 31, 2008 through 2010.
(9)	Excludes additional purchase price, not to exceed $1 million, in the aggregate, which is contingent upon the financial performance of TACNET for the years ending December 31, 2009 and 2010.
(10)	Excludes additional purchase price, not to exceed $24 million, in the aggregate, which is contingent on financial performance of Geneva for the years ending December 31, 2008 and 2009.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions and, at this time, we have not entered into any other agreements for transactions that would be considered significant business acquisitions.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, valuation of deferred taxes, litigation reserves and environmental obligations, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

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

Sales and profits on fixed-price type contracts that are covered by SOP 81-1, ARB 43 and ARB 45 are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). Under the POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on a fixed-price contract, included in the scope of SOP 81-1, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled ‘‘Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.’’

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage of completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees on cost-reimbursable type contracts are included as an element of total estimated contract revenues and recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on the contracts covered by SAB 104 are recorded as sales when awarded by the customer. Sales and profits on time and material type contracts that are within the scope of SAB 104 are recognized in the same manner as described above under SOP 81-1. Sales and profit in connection with contracts to provide services to the U.S. Government within the scope of SAB 104 that may be at risk of collection because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2007, we had goodwill of $8,165 million and identifiable intangible assets of $441 million.

The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 5 to 30 years.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually (during the first quarter) in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are affected by economic conditions related to the industries in which we operate, as well as, conditions in the U.S. capital markets.

The most significant assumptions used in a DCF valuation regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments are: (1) detailed five year cash flow projections for each of our reporting units, (2) a risk adjusted discount rate including the estimated risk-free rate of return, and (3) the expected long-term growth rate of our businesses, which approximates the expected long-term growth rate for the U.S. economy and the industries in which we operate. The risk adjusted discount rate represents the estimated weighted-average cost of capital (WACC). The WACC represents the estimated required rate of return on L-3’s total market capitalization. It is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to L-3’s reporting units, including a risk free rate of return and an equity risk premium, and (2) the current after-tax market rate of return on L-3’s debt, each weighted by the relative market value percentages of L-3’s equity and debt. The valuation of our reporting units performed as of January 1, 2007 in connection with our annual impairment test used a weighted average risk adjusted discount rate of approximately 9%. If the risk adjusted discount rate used was 25 basis points higher, the aggregate estimated fair value of our reporting units would have decreased by approximately 4% or $759 million. Had we used an expected long-term growth rate that was 25 basis points lower, the aggregate estimated fair value of our reporting units would have decreased by approximately 3% or $444 million. Had the annual after-tax cash flows contained in our five year cash flow projections each been lower by 1%, the aggregate estimated fair value of our reporting units would have decreased by $73 million, or less than 1%. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could possibly have a material adverse effect on our business, financial condition and results of operations.

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

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), we have adopted a December 31 measurement date for the year ended December 31, 2007. Previously, we used a November 30 measurement date for our pension and post-retirement benefit plans. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2007 and November 30, 2006 were based on a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see ‘‘Liquidity and Capital Resources — Pension Plans.’’

Valuation of Deferred Income Tax Assets and Liabilities.    At December 31, 2007, we had net deferred tax assets of $1.4 million, including $27.1 million for loss carryforwards and $7.1 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation.    We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value, or in the case of the 2006 litigation charge, the amount awarded by the jury verdict. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

Valuation of Long-Lived Assets.    In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2007, the consolidated carrying values of our property, plant and equipment was $754 million, capitalized software development costs was $64 million and certain long-term investments was $23 million. As of December 31, 2007, the carrying value of our property, plant and equipment represented 5.2% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1.0% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for certain periods presented are affected significantly by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,		Increase / (decrease)		Year Ended December 31,		Increase / (decrease)
	2007	2006			2006	2005
	($ in millions, except per share data)
Net sales	$13,961	$12,477	$1,484		$12,477	$9,445	$3,032
Segment operating income	$1,448	$1,279	$169		$1,279	$997	$282
Q2 2006 Charges (1)	—	(168)	168		(168)	—	(168)
Operating income	$1,448	$1,111	$337		$1,111	$997	$114
Operating margin	10.4%	8.9%	150	bpts	8.9%	10.6%	(170	)bpts
Interest and other income, net	$31	$20	$11		$20	$5	$15
Interest expense	$296	$296	$—		$296	$204	$92
Effective income tax rate	35.6%	36.2%	(60	)bpts	36.2%	35.5%	70	bpts
Net income	$756	$526	$230		$526	$508	$18
Diluted EPS	$5.98	$4.22	$1.76		$4.22	$4.20	$0.02
Diluted shares	126.5	124.8	1.7		124.8	121.2	3.6

(1)	See Notes 3 and 17 to our audited consolidated financial statements.

2007 Compared with 2006

Net sales:    For the year ended December 31, 2007, consolidated net sales increased by 11.9% compared to the year ended December 31, 2006. Consolidated organic sales growth of 9.6%, or $1,193 million, was driven primarily by continued strong demand for ISR systems, government services, networked communications systems, aircraft and base support services, aircraft modernization and several specialized product areas, including power & control systems, electro-optic/infrared (EO/IR), undersea warfare, training & simulation and propulsion systems. The increase in consolidated net sales from acquired businesses was $291 million, or 2.3%. Sales from services increased by $845 million to $7,389 million, representing approximately 53% of consolidated net sales for the year ended December 31, 2007, compared to $6,544 million, or 52% of consolidated net sales for the year ended December 31, 2006. The increase in service sales was primarily due to organic sales growth in government services, ISR systems, aircraft and base support services and aircraft modernization. Sales from products increased by $639 million to $6,572 million for the year ended December 31, 2007, compared to $5,933 million for the year ended December 31, 2006. The increase in product sales was primarily due to organic sales growth in several product areas in the Specialized Products reportable segment. See the reportable segment discussions below for more analysis of our sales growth.

Operating income and operating margin:    For the year ended December 31, 2007 compared to the year ended December 31, 2006, consolidated operating income increased by $337 million, and consolidated operating margin increased to 10.4% from 8.9%. Excluding the Q2 2006 Charges, consolidated operating income increased by $169 million, or 13.2%, for the year ended December 31, 2007 compared to $1,279 million for the year ended December 31, 2006, and consolidated operating margin increased by 10 basis points from 10.3% for the year ended December 31, 2006. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net:    Interest and other income increased for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to interest income on higher cash balances. The year ended December 31, 2006 included $4 million of interest income on the settlement of a claim.

Interest expense:    Interest expense for the year ended December 31, 2007 remained at $296 million compared to December 31, 2006.

Effective income tax rate:    The effective income tax rate for the year ended December 31, 2007 of 35.6% includes a benefit of $12.1 million, or $0.10 per share for the reversal of previously accrued amounts, primarily interest, related to the 2002 and 2003 U.S. Federal income tax returns, and without these benefits, the tax rate was 36.6%. Before giving effect to the Q2 2006 Charges, the tax rate for the year ended December 31, 2006 was 36.6%.

Diluted earnings per share and net income:    For the year ended December 31, 2007, diluted EPS increased to $5.98 per share compared to $4.22 per share for the year ended December 31, 2006. Net income for the year ended December 31, 2007 increased to $756 million compared to $526 million for the year ended December 31, 2006. Excluding the Q2 2006 Charges, diluted EPS for the year ended December 31, 2007 increased by $0.93, or 18.4%, compared to $5.05 per share for the year ended December 31, 2006. Similarly, net income for the year ended December 31, 2007 increased by $126 million, or 20.1%, from $630 million for the year ended December 31, 2006.

Diluted shares outstanding:    Diluted shares outstanding for the year ended December 31, 2007 increased by 1.7 million shares, compared to the year ended December 31, 2006. The increases were primarily due to additional shares issued in connection with various employee stock based compensation programs and contributions to employee savings plans made in common stock. These increases were partially offset by repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors.

2006 Compared with 2005

Net sales:    For the year ended December 31, 2006, consolidated net sales increased by 32.1% compared to the year ended December 31, 2005. Consolidated organic sales growth was 9.3%, or $875 million, driven primarily by strong demand for government services, ISR systems, networked communications systems, base support services, aircraft modernization, and several specialized product areas, partially offset by volume declines for aircraft support services, secure terminal equipment and airport security systems. The increase in consolidated net sales from acquired businesses was $2,157 million, or 22.8%, including $1,477 million from the Titan acquired businesses. Sales from services increased by $1,765 million to $6,544 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2006, compared to $4,779 million, or 51% of consolidated net sales for the year ended December 31, 2005. The increase in service sales was primarily due to sales from the Titan acquired businesses and organic sales growth in the AM&M and Government Services reportable segment. Sales from products increased by $1,267 million to $5,933 million for the year ended December 31, 2006, compared to $4,666 million for the year ended December 31, 2005. The increase in product sales was primarily due to organic sales growth in several product areas, mostly in the Specialized Products and C3ISR reportable segments, as well as the business acquisitions that we completed during 2006.

Operating income and operating margin:    For the year ended December 31, 2006, consolidated operating income increased by 11.5% compared to the year ended December 31, 2005, and consolidated operating margin declined by 170 basis points to 8.9%. Excluding the Q2 2006 Charges, consolidated operating income increased by $282 million, or 28.3%, for the year ended December 31, 2006 compared to $997 million for the year ended December 31, 2005, and consolidated operating margin declined by 30 basis points to 10.3% for the year ended December 31, 2006, compared to 10.6% for the year ended December 31, 2005. Although consolidated operating margin declined, improved contract performance, higher sales volume and lower indirect costs increased operating margin by 30 basis points. This increase was offset by lower margins from acquired businesses, including those for Titan, which reduced consolidated operating margin by 30 basis points, and SFAS 123R stock-based compensation expense, which reduced consolidated operating margin by 30 basis points.

Interest and other income, net:    Interest and other income increased for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily due to a charge of $9 million to write-down the carrying value of certain investments in the 2005 third quarter that did not recur in 2006 and $4 million of interest income from the favorable settlement of a claim during the 2006 first quarter.

Interest expense:    Interest expense for the year ended December 31, 2006 increased by $92 million, or 45.0%, compared to the year ended December 31, 2005. This increase was primarily due to the full year effect in 2006 of the interest expense on debt incurred to finance the Titan acquisition in July 2005.

Effective income tax rate:    The effective income tax rate for the year ended December 31, 2006 increased to 36.2% from 35.5% for the year ended December 31, 2005. Excluding the Q2 2006 Charges, the effective income tax rate for the year ended December 31, 2006 would have been 36.6%. The increase in the effective income tax rate was primarily due to the favorable disposition of certain tax contingencies in the 2005 third quarter (which did not recur in 2006), partially offset by higher income tax benefits in 2006 from foreign tax credits resulting from the repatriation of certain foreign earnings.

Diluted earnings per share and net income:    For the year ended December 31, 2006, diluted EPS increased by 0.5% to $4.22 per share compared to $4.20 per share for the year ended December 31, 2005. Excluding the Q2 2006 Charges, diluted EPS increased by $0.85, or 20.2%, to $5.05 for the year ended December 31, 2006, compared to $4.20 per share for the year ended December 31, 2005. SFAS 123R stock-based compensation expense reduced the diluted EPS for the year ended December 31, 2006 by $0.23, compared to the year ended December 31, 2005. Net income for the year ended December 31, 2006 increased by 3.5%, to $526 million compared to $508 million for the year ended December 31, 2005. Excluding the Q2 2006 charges, net income increased by $122 million, or 23.9%, to $630 million for the year ended December 31, 2006, compared to $508 million for the year ended December 31, 2005.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 20 to our audited consolidated financial statements for our reportable segment data.

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions)
Net sales: (1)
C3ISR	$2,310.4	$2,025.3	$1,801.6
Government Services	4,333.5	3,834.4	2,188.3
AM&M	2,527.7	2,327.5	2,195.4
Specialized Products	4,788.9	4,289.7	3,259.4
Consolidated net sales	$13,960.5	$12,476.9	$9,444.7
Operating income:
C3ISR	$231.6	$215.8	$216.7
Government Services	403.5	342.9	201.8
AM&M	246.6	232.6	219.8
Specialized Products	566.4	487.8	358.4
Segment operating income	$1,448.1	$1,279.1	$996.7
Q2 2006 Charges(2)	—	(168.2)	—
Consolidated operating income	$1,448.1	$1,110.9	$996.7
Operating margin:
C3ISR	10.0%	10.7%	12.0%
Government Services	9.3%	8.9%	9.2%
AM&M	9.8%	10.0%	10.0%
Specialized Products	11.8%	11.4%	11.0%
Segment operating margin	10.4%	10.3%	10.6%
Q2 2006 Charges(2)	—	(1.4)%	—
Consolidated operating margin	10.4%	8.9%	10.6%

(1)	Net sales are after intercompany eliminations.
(2)	See Notes 3 and 17 to our audited consolidated financial statements.

C3ISR

	Year Ended December 31,		Increase / (decrease)		Year Ended December 31,		Increase / (decrease)
	2007	2006			2006	2005
	($ in millions)
Net sales	$2,310.4	$2,025.3	$285.1		$2,025.3	$1,801.6	$223.7
Operating income	231.6	215.8	15.8		215.8	216.7	(0.9)
Operating margin	10.0%	10.7%	(70	)bpts	10.7%	12.0%	(130	)bpts

2007 Compared with 2006

For the year ended December 31, 2007, C3ISR net sales increased by 14.1% compared to the year ended December 31, 2006, driven by higher sales volume of $225.8 million primarily for airborne surveillance and ISR systems, and continued strong demand from the DoD for networked communications systems. These increases were partially offset by $4.9 million for lower sales volume for Secure Terminal Equipment (STE), a product with declining demand as it continues to approach full deployment in the marketplace. The increase in net sales from acquired businesses was $64.2 million, or 3.2%.

C3ISR operating income for the year ended December 31, 2007 increased by 7.3% compared to the year ended December 31, 2006 primarily because of higher sales volume, partially offset by a lower operating margin. Operating margin for the year ended December 31, 2007 decreased by 70 basis points of which 80 basis points are primarily due to higher development costs for new secure communications products and a decrease in higher margin STE sales. Acquired businesses reduced operating margin by 10 basis points. These decreases were partially offset by an increase of 20 basis points primarily due to higher sales volume and improved contract performance for networked communications systems.

2006 Compared with 2005

For the year ended December 31, 2006, C3ISR net sales increased by 12.4% compared to the year ended December 31, 2005, driven by $206.3 million in higher sales volume primarily for transportable satellite communication, terminals and new business awards for airborne mission and ISR systems, partially offset by lower sales of $50.3 million for secure terminal equipment. The increase in net sales from acquired businesses was $67.7 million.

C3ISR operating income for the year ended December 31, 2006 decreased by 0.4% compared to the year ended December 31, 2005. The decrease in operating income was due to lower operating margins of 130 basis points partially offset by higher sales volume. The operating margin decline of 130 basis points was primarily due to higher development costs for new secure communications products and higher sales volume on contracts with greater material and subcontractor content, which generally have lower margins, and by 40 basis points for SFAS 123R stock-based compensation expense. These decreases were partially offset by an increase of 40 basis points due to higher margins from acquired businesses.

Government Services

	Year Ended December 31,		Increase		Year Ended December 31,		Increase / (decrease)
	2007	2006			2006	2005
	($ in millions)
Net sales	$4,333.5	$3,834.4	$499.1		$3,834.4	$2,188.3	$1,646.1
Operating income	403.5	342.9	60.6		342.9	201.8	141.1
Operating margin	9.3%	8.9%	40	bpts	8.9%	9.2%	(30	)bpts

2007 Compared with 2006

For the year ended December 31, 2007, Government Services net sales increased by 13.0% compared to the year ended December 31, 2006, driven primarily by (1) volume increases of $326.5 million on existing contracts and recent new business awards for several services including linguists and translators, training and operational support for the U.S. military operations in Iraq and Afghanistan as well as broader U.S. national security objectives on a global basis and (2) higher sales of $166.3 million for information technology solutions to support U.S. Army communications and surveillance activities and support services for the U.S. Special Operations Command because of growth on existing contracts. The Linguist Contract generated sales of $738.0 million for the year ended December 31, 2007, an increase of $127.1 million compared with $610.9 million for 2006. The increase in net sales from acquired businesses was $6.3 million, or 0.2%.

Government Services operating income increased by 17.7% compared to the year ended December 31, 2006 due to higher sales volume and higher operating margin. Operating margin for the year ended December 31, 2007 increased by 40 basis points due to higher sales volume, lower overhead costs as a percentage of sales, and improved contract performance, partially offset by higher sales volume on the Linguist Contract.

2006 Compared with 2005

For the year ended December 31, 2006, Government Services net sales increased by 75.2% compared to the year ended December 31, 2005. The increase in net sales from acquired businesses was $1,306.8 million, primarily related to the Titan acquired businesses. Organic sales growth was $339.3 million, or 15.5%, primarily due to increased sales volume of (1) $129.0 million for intelligence support services because of competitive contract awards primarily to support the global war on terrorism, (2) $58.4 million for training and leadership development services, primarily for the Iraq and Afghanistan governments’ ministries of defense, (3) $90.9 million for communication software support, systems engineering and other technical services to support U.S. Army communications and surveillance activities, and (4) $61.0 million primarily for the Linguist Contract. The Linguist Contract generated sales of $610.9 million for the year ended December 31, 2006.

Government Services operating income for the year ended December 31, 2006 increased by 69.9% compared to the year ended December 31, 2005. The increase in operating income was due to higher sales volume, partially offset by lower operating margin of 30 basis points. Operating margin increased by 20 basis points due to improved contract performance and lower indirect costs, which were partially offset by the 2006 fourth quarter severance costs of $4.1 million, and costs and expenses for the introduction of security video products. Operating margin also decreased by 20 basis points because of lower margins from the Titan acquired businesses and by 30 basis points due to SFAS 123R stock-based compensation expense.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,		Increase / (decrease)		Year Ended December 31,		Increase
	2007	2006			2006	2005
	($ in millions)
Net sales	$2,527.7	$2,327.5	$200.2		$2,327.5	$2,195.4	$132.1
Operating income	246.6	232.6	14.0		232.6	219.8	12.8
Operating margin	9.8%	10.0%	(20	)bpts	10.0%	10.0%	—	bpts

2007 Compared with 2006

For the year ended December 31, 2007, AM&M net sales increased by 8.6% compared to the year ended December 31, 2006, driven by increased volume of (1) $104.1 million for aircraft and base support services related to continued support of U.S. military operations in Iraq and Afghanistan, partially offset by lower sales volume due to a loss of a contract in June 2006 to provide maintenance and support for U.S. Navy fixed-wing training aircraft and (2) $34.0 million for aircraft modernization, primarily to modify C-130 aircraft for international customers, U.S. Presidential helicopter and head-of-state aircraft for foreign government customers. The increase in net sales from acquired businesses was $62.1 million, or 2.7%.

AM&M operating income for the year ended December 31, 2007 increased by 6.0% compared to the year ended December 31, 2006 primarily because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 20 basis points primarily due to lower incentive fees on a contract related to a reduction in the annual contractual target costs.

2006 Compared with 2005

For the year ended December 31, 2006, AM&M net sales increased by 6.0% compared to the year ended December 31, 2005, driven by increased sales volume of $85.4 million for base support services and $14.4 million for the completion of performance milestones on the Canadian Maritime Helicopter Program (MHP) contract. The increase in net sales from acquired businesses was $85.6 million primarily due to the acquisition of Crestview and TCS Design and Management Services. These increases were partially offset by lower sales volume of $53.3 million due to the competitive loss of two contracts.

AM&M operating income for the year ended December 31, 2006 increased by 5.8% compared to the year ended December 31, 2005. The increase in operating income was due to higher sales volume. Operating margin for 2006 was unchanged compared with 2005. Higher margins primarily from acquired businesses were offset by a 20 basis point reduction for SFAS 123R stock-based compensation expense.

Specialized Products

	Year Ended December 31,		Increase		Year Ended December 31,		Increase
	2007	2006			2006	2005
	($ in millions)
Net sales	$4,788.9	$4,289.7	$499.2		$4,289.7	$3,259.4	$1,030.3
Operating income	566.4	487.8	78.6		487.8	358.4	129.4
Operating margin	11.8%	11.4%	40	bpts	11.4%	11.0%	40	bpts

2007 Compared with 2006

For the year ended December 31, 2007, Specialized Products net sales increased by 11.6% compared to the year ended December 31, 2006, reflecting higher sales volume of (1) $138.4 million for EO/IR and undersea warfare products, simulation devices and advanced mine detection systems, primarily related to new contracts, (2) $118.2 million for power & control systems due to recent new business awards to provide marine control systems and products to foreign allied navies, higher volume for commercial shipbuilding, power conversion and switching products, and service life extensions for landing craft air cushion amphibious vehicles, (3) $60.1 million primarily due to higher volumes for precision engagement, telemetry and advanced technology, and aviation products on existing contracts, and (4) $23.9 million for combat vehicle propulsion systems for U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq. The increase in net sales from acquired businesses was $158.6 million, or 3.7%.

Specialized Products operating income for the year ended December 31, 2007 increased by 16.1% compared to the year ended December 31, 2006, due to higher sales volume and higher operating margin. Operating margin for the year ended December 31, 2007 increased by 40 basis points. Improved contract performance and higher sales in several business areas including EO/IR products, display systems and precision engagement, increased operating margins by 70 basis points. A smaller gain on a settlement of a claim of $7 million during 2007, compared to an unrelated gain from a settlement of a claim against a third party of $12 million during 2006, reduced operating margin by 10 basis points. Additionally, lower margins from acquired businesses reduced operating margin by 20 basis points.

2006 Compared with 2005

For the year ended December 31, 2006, Specialized Products net sales increased by 31.6% compared to the year ended December 31, 2005. The increase in net sales from acquired businesses was $697.0 million. Acquired businesses primarily include SAM, which was acquired on January 31, 2006, and certain divisions of Titan, Electron Technologies and Combat Propulsion Systems, all of which were acquired in 2005. Organic sales growth was $333.3 million, or 10.2%, primarily due to higher sales volume of (1) $84.9 million for combat vehicle propulsion systems for U.S. military and replacement of equipment consumed in U.S. military operations in Iraq, (2) $85.2 million for simulation devices primarily for contract awards, (3) $36.8 million for EO/IR products due to increased demand and timing of scheduled deliveries, (4) $29.9 million for acoustic undersea anti-submarine warfare products driven by sales of the company’s airborne dipping sonars, (5) $27.8 million for precision and navigation systems primarily related to a program awarded in 2006 and (6) $108.9 million primarily for microwave components and displays mostly due to increased production and scheduled deliveries. These increases were partially offset by volume declines of $40.2 million for airport security systems.

Specialized Products operating income for the year ended December 31, 2006 increased by 36.1% compared to the year ended December 31, 2005. The increase in operating income was primarily due to higher sales volume and operating margins. Operating margin increased by 140 basis points, primarily due to improved contract performance and lower indirect costs for airport security systems and EO/IR products, and 30 basis points for the settlement of a claim against a third party for patent infringement in 2006 and charges recorded in 2005 that did not recur in 2006. These increases in operating margin were partially offset by a decline of 90 basis points because of lower margins from acquired businesses and by 40 basis points due to SFAS 123R stock-based compensation expense.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds of $794.5 million available to use under our revolving credit facility subject to certain conditions, as of December 31, 2007. We believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchase program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Contracts in process increased by $345.9 million to $3,378.3 million at December 31, 2007 from $3,032.4 million at December 31, 2006. The increase included: (1) $239.3 million to support the Company’s sales growth, (2) $48.0 million to reclassify credit amounts from receivables and inventories to billings in excess of costs incurred within current liabilities, (3) $28.3 million primarily for acquired receivables and inventory balances from business acquisitions, and (4) $30.3 million for foreign currency translation adjustments.

The increase of $239.3 million to support the Company’s sales growth included:

•	Increases of $153.5 million in unbilled contract receivables primarily due to sales exceeding billings for ISR systems, aircraft modernization, simulation devices, undersea warfare products and power and control systems sold to commercial shipbuilders. These increases were partially offset by collections of progress billings for ISR systems and microwave products for contractual milestones;

•	Increases of $50.6 million in billed receivables primarily due to billings for ISR systems, the Linguist Contract and training and operational support services. These increases were partially offset by collections for aircraft modernization from international customers and information technology solutions due to timing; and

•	Increases of $35.2 million in inventoried contract costs primarily for networked communications, aircraft support services, EO/IR products and precision engagement products to support demand. These increases were partially offset by deliveries of ISR systems.

L-3’s receivables days sales outstanding (DSO) was 72 at December 31, 2007, compared with 72 at December 31, 2006. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period, multiplied by 365. Our trailing 12 month pro forma sales were $14,042 million at December 31, 2007 and $12,657 million at December 31, 2006.

The increase in property, plant and equipment (PP&E) during the year ended December 31, 2007 was principally due to capital expenditures and business acquisitions completed during the year ended December 31, 2007, partially offset by depreciation expense. The percentage of depreciation expense to average gross PP&E was 11.2% for the year ended December 31, 2007 compared to 11.7% for the year ended December 31, 2006. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $294.8 million to $8,165.1 million at December 31, 2007 from $7,870.3 million at December 31, 2006. The net increase in goodwill included: (1) $173.4 million for business acquisitions completed during the year ended December 31, 2007, (2) $122.7 million for foreign currency translation, (3) $16.8 million due to the adoption of FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109’’ (FIN 48) during the year ended December 31, 2007, (4) a decrease of $21.9 million due to the reduction of unrecognized income tax benefits in connection with the completion of the IRS audit of the pre-acquisition Federal income tax returns of Titan for the 2002 and 2003 tax years, and (5) a net increase of $3.8 million for certain business acquisitions completed prior to January 1, 2007, related primarily to final purchase price determinations and earnouts.

The increases in accounts payable and accrued expenses were primarily due to increased purchases of materials, components and services required for the increase in sales during the year ended December 31, 2007 and to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was due to the increase in the number of employees and to the timing of payroll dates for salaries, wages and bonuses. The increase in advance payments and billings in excess of costs incurred was primarily due to reclassifications of certain amounts from contracts in process and the effect of foreign currency translation, partially offset by a decrease due to revenue recognized on certain contracts with foreign customers for aircraft modernization. Income taxes decreased primarily due to the implementation of FIN 48 on January 1, 2007, which required a $151.2 million reclassification of reserves for uncertain income tax positions to non-current income taxes payable, a component of other liabilities. Other current liabilities decreased primarily due to payments of accrued purchase prices payable for certain acquired businesses. Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. In September 2006, the FASB issued SFAS 158. In accordance with SFAS 158, we recognize the unfunded status of our pension plans in our consolidated financial statements. See Note 18 to our audited consolidated financial statements. At December 31, 2007, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,687.6 million and exceeded the fair value of L-3’s pension plan assets of $1,406.7 million by $280.9 million. At the end of 2006, L-3’s projected benefit obligation was $1,657.8 million and exceeded the fair value of L-3’s pension plan assets of $1,298.1 million by $359.7 million. At December 31, 2007, our unfunded status decreased by $78.8 million from $359.7 million at December 31, 2006. The decrease was primarily due to (1) employer pension contributions of $94.0 million and (2) a decrease in the net loss and prior service cost that is recorded as a component of accumulated other comprehensive income (loss) of $87.8 million. These decreases were partially offset by pension expenses of $93.0 million for the year ended December 31, 2007 and $7.3 million for the impact of the change in our measurement date from November 30 to December 31 in accordance with SFAS 158 as discussed below.

Our contributions for the full year 2007 were $94.0 million, of which $39.6 million represented a pre-funding of contributions that were previously scheduled for 2008. We currently expect to contribute approximately $65 million to our pension plans in 2008. Actual 2008 pension contributions will be affected by L-3’s actual amount of net cash from operating activities for the year ending December 31, 2008. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

The decrease in the net loss and prior service cost of $87.8 million was principally due to the $101.3 million actuarial gain that we experienced in 2007. Our 2007 actuarial gain was primarily due to the increase in the weighted average discount rate to 6.36% at the end of 2007 from 5.85% at the end of 2006, which decreased the present value of L-3’s projected benefit obligation at the end of 2007 by $123 million. The actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 18 to our audited consolidated financial statements.

Our pension expense for 2007 was $93.0 million. We currently expect pension expense for 2008 to be approximately $87.0 million. As discussed above, at the end of 2007 we increased our weighted average discount rate to 6.36% from 5.85%, which will decrease the service cost component and amortization of net loss component of pension expense for 2008. In addition, our actual pension expense for 2008 will be based upon a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2008, including the discount rate, expected long-term return on plan assets and salary increases.

SFAS 158 requires us to measure pension plan assets and benefit obligations as of December 31, beginning no later than the year ending December 31, 2008. L-3 has adopted a December 31 measurement date for the year ended December 31, 2007. Previously, L-3 used a November 30 measurement date to determine its end of year pension benefit obligations and fair value of pension plan assets, and to determine its annual pension expense, including actual returns on plan assets. In connection with the change in measurement date, L-3 elected to remeasure its plan assets and benefit obligations as of January 1, 2007 and recorded a $7.3 million increase to pension liabilities, which represents the pension expense attributable to the month of December 2006. L-3’s actual return on plan assets for 2007, based on the year ended December 31, 2007, was $32.8 million, or 2.5%, on the fair value of plan assets at the beginning of the year.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2007 by approximately $57 million, and our estimated pension expense for 2008 by approximately $6 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2007 by approximately $55 million, and our estimated pension expense for 2008 by approximately $6 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net cash from operating activities	$1,270.2	$1,074.3	$846.8
Net cash used in investing activities	(388.2)	(1,090.7)	(3,547.3)
Net cash (used in) from financing activities	(464.3)	(29.3)	2,441.0

Operating Activities

2007 Compared with 2006.     We generated $1,270.2 million of cash from operating activities during the year ended December 31, 2007, an increase of $195.9 million compared with $1,074.3 million generated during the year ended December 31, 2006. The Q2 2006 Charges, discussed above under ‘‘Overview and Outlook,’’ reduced 2006 net income by $103.7 million, deferred income taxes by $63.7 million, and increased non-cash expenses by $31.1 million and cash flow from changes in operating assets and liabilities by $136.3 million because the cash payment for the Q2 2006 Charges have not yet been made. The increase in net cash from operating activities for the year ended December 31, 2007 compared to the year ended December 31, 2006, excluding the effect of the Q2 2006 Charges was due to: (1) an increase in net income of $126.3 million and (2) an increase of $94.4 million because of less cash used for changes in operating assets and liabilities primarily for accrued expenses, pension and post-retirement benefits and accounts payable, partially offset by (3) lower non-cash expenses of $24.8 million, primarily due to lower deferred income taxes of $78.7 million, partially offset by an increase of $53.9 million comprised of higher contributions to employee savings plans in L-3 Holdings’ common stock, depreciation and amortization expense, and other non-cash items. The cash generated from changes in operating assets and liabilities is discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

2006 Compared with 2005.    We generated $1,074.3 million of cash from operating activities during the year ended December 31, 2006, an increase of $227.5 million from the $846.8 million generated during the year ended December 31, 2005 due to (1) an increase in net income of $17.6 million, (2) an increase in non-cash expenses of $141.3 million, and (3) changes in operating assets and liabilities, excluding acquired amounts, which increased by $68.6 million. The increase in non-cash expenses was primarily due to the non-cash portion of the Stock-Based Charge of $31.1 million, higher contributions to employee savings plans in L-3 Holdings’ common stock of $47.6 million, higher employee stock-based compensation expense of $41.6 million due to the implementation of SFAS 123R and higher depreciation and amortization expense of $45.5 million. These increases in non-cash expenses were partially offset by $24.5 million primarily for lower deferred income tax expense due to the deferred income tax benefits related to the Q2 2006 charges.

Interest Payments.    Our cash from operating activities includes interest payments on debt of $280.0 million for the year ended December 31, 2007, $287.0 million for the year ended December 31, 2006 and $163.6 million for the year ended December 31, 2005. Our interest expense also includes amortization of deferred debt issue costs and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Investing Activities

During 2007, we used $235.0 million of cash for business acquisitions. We paid $206.8 million in connection with our 2007 business acquisitions discussed under ‘‘Business Acquisitions.’’ We also paid $17.0 million for earnouts and $11.2 million primarily for the remaining contractual purchase prices, for the Crestview and TRL business acquisitions made prior to January 1, 2007. We also used $153.2 million primarily for capital expenditures.

During 2006, we used $942.7 million of cash for business acquisitions. We paid $899.6 million in connection with our 2006 business acquisitions discussed above under ‘‘Business Acquisitions.’’ We also paid $20.7 million for the remaining contractual purchase price for the ASIT acquisition and $10.8 million for an additional 10% interest in the Army Fleet Support joint venture, which increased our total ownership interest to 90%. We also paid $10.5 million for earnouts and $24.9 million primarily for adjustments to the contractual purchase prices for certain business acquisitions. We received $23.8 million, in the aggregate, for reductions to the contractual purchase prices for the AIS, MAPPS and Titan acquired businesses.

During 2005, we used $3,434.8 million of cash for business acquisitions. We paid $3,405.6 million in connection with our 2005 business acquisitions, primarily for The Titan Corporation, and our other 2005 business acquisitions discussed above under ‘‘Business Acquisitions.’’ We also paid $28.8 million primarily for the contractual purchase price adjustments relating to businesses acquired prior to 2005 and $0.4 million for earnout payments on certain business acquisitions.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility and a $1.0 billion revolving credit facility.

At December 31, 2007, borrowings under the term loan facility were $650.0 million, and available borrowings under our revolving credit facility were $794.5 million, after reduction for outstanding letters of credit of $205.5 million. The outstanding letters of credit include $138.8 million in connection with an adverse jury verdict currently on appeal, plus accrued interest. There were no outstanding revolving credit borrowings under our senior credit facility at December 31, 2007. Total debt outstanding was $4,536.5 million at December 31, 2007, compared to $4,535.0 million at December 31, 2006.

Debt Issuances.    The table below presents a summary of our issuances of debt obligations during 2005. During 2007 and 2006, we did not issue any debt obligations. For additional details about the terms of our debt, see Note 10 to our audited consolidated financial statements.

Description of Debt Issuances	Issue Date	Principal Amount	Discount	Commissions and Other Offering Expenses	Net Proceeds		Semi-Annual Interest Payment Dates
L-3 Communications	(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000	$9.1	$18.9	$972.0	(1)	April 15 and October 15
L-3 Holdings
3% Convertible Contingent Debt Securities (CODES) due August 1, 2035	July 29, 2005	700	—	18.8	681.2	(1)	February 1 and August 1

(1)	The net proceeds from these offerings were used to pay a portion of the aggregate consideration for the Titan acquisition.

Credit Ratings.    Our credit ratings as of February 2008 are as follows:

Rating Agency	Senior Debt	Subordinated Debt
Standard & Poor’s	BBB−	BB+
Fitch Ratings	BBB−	BB
Moody’s Investors Service	Ba2	Ba3

Debt Covenants and Other Provisions.    The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of December 31, 2007, we were in compliance with our financial and other restrictive covenants.

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

Equity

During 2007 and 2006, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
2007
February 6	February 21	$0.25	March 15	$31.3
April 24	May 16	$0.25	June 15	$31.5
July 10	August 16	$0.25	September 17	$31.6
October 9	November 16	$0.25	December 17	$31.4

2006
February 7	February 22	$0.1875	March 15	$22.8
April 25	May 17	$0.1875	June 15	$23.0
July 11	August 17	$0.1875	September 15	$23.2
October 10	November 17	$0.1875	December 15	$23.6

On February 5, 2008, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 20% to $0.30 per share, payable on March 17, 2008, to shareholders of record at the close of business on February 19, 2008.

On February 22, 2008, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $106.79 per share and the number of holders of L-3 Holdings’ common stock was approximately 89,000.

For the year ended December 31, 2007, L-3 repurchased $499.7 million of its common stock compared to $25.5 million for the year ended December 31, 2006.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2007, including the amounts expected to be paid or settled for each of the periods indicated below.

		Years Ending December 31,
	Total	2008		2009-2010	2011-2012	2013 and thereafter
Contractual Obligations	(in millions)
L-3 Communications long-term debt(1)	$3,850	$—		$650	$750	$2,450
L-3 Holdings long-term debt(1)(2)	700	—		—	—	700
Interest payments(3)	1,974	271		507	427	769
Non-cancelable operating leases(4)	860	159		264	167	270
Notes payable and capital lease obligations	12	1		1	1	9
Purchase obligations(5)	2,034	1,698		312	21	3
Other long-term liabilities(6)	242	77	(7)	69	10	86
Total(8)	$9,672	$2,206		$1,803	$1,376	$4,287

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.
(2)	The conversion feature of the CODES may require L-3 Holdings to settle the $700 million principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $122.04) for a specified period (see Note 10 to our audited consolidated financial statements). L-3 Holdings stock price on February 22, 2008 was $106.79.
(3)	Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2007 using the stated interest rate on our fixed rate debt and the variable interest rate in effect at December 31, 2007 on the outstanding borrowings under our term loan facility, assuming that current borrowings remain outstanding to the contractual maturity date.
(4)	Non-cancelable operating leases are presented net of sublease rental income.
(5)	Represents open purchase orders at December 31, 2007 for amounts expected to be paid for goods or services that are legally binding.
(6)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2009 and thereafter and also includes pension and postretirement benefit plan contributions that we expect to pay in 2008.

(7)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2008, we expect to contribute approximately $65 million to our pension plans and approximately $12 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year.
(8)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2007 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 15 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2007, including the amounts expected to be paid or settled for each of the periods indicated below.

		Years Ending December 31,
	Total	2008	2009-2010		2011-2012	2013 and thereafter
Contingent Commitments	(in millions)
Standby letters of credit under our Senior Credit Facility(1)	$206	$66	$140	(2)	$—	$—
Other standby letters of credit(1)	229	179	35		15	—
Other guarantees(3)	64	2	59		—	3
Contingent commitments for earnout payments on business acquisitions(4)	81	28	50		3	—
Total	$580	$275	$284		$18	$3

(1)	Represent outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers.
(2)	Includes $139 million in connection with an adverse jury verdict currently on appeal, plus accrued interest.
(3)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised, (ii) for 50% of certain bank debt related to a joint venture arrangement, and (iii) for operating lease guarantees related to certain Titan discontinued operations (see Note 17 to our audited consolidated financial statements for a description of these guarantees).
(4)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance of the acquired businesses.

For a discussion of the conversion and contingent interest features of our codes, see Note 10 to our audited consolidated financial statements.

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

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 17 to our audited consolidated financial statements.

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

Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we pay on borrowings under the Senior Credit Facility are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk.    Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors, and certain of these contracts are denominated in currencies other than the functional currencies of our businesses. To protect the functional currency equivalent cash flows associated with certain of these contracts denominated in a foreign currency, we have entered into foreign currency forward contracts, which are accounted for as cash flow hedges. At December 31, 2007, the notional value of foreign currency forward contracts was $288.1 million and the fair value of these contracts was $12.4 million, which represented a liability. The notional values of our foreign currency forward contracts with maturities ranging through 2012 and thereafter are as follows: $168.4 million in 2008, $52.1 million in 2009, $25.7 million in 2010, $14.4 million in 2011 and $27.5 million in 2012 and thereafter.

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the amount of sales recognized on those funded orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog; percent of funded backlog at December 31, 2007 expected to be recorded as sales in 2008 and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Percentage of December 31, 2007 Funded Backlog Expected to be Recorded as Sales in 2008	Funded Orders
	2007	2006		2007	2006
Reportable Segment:	(in millions)			(in millions)
C3ISR	$1,935	$1,741	72%	$2,505	$2,170
Government Services	1,989	1,895	94	4,412	4,246
AM&M	1,496	1,628	79	2,395	2,631
Specialized Products	4,151	3,479	72	5,429	4,606
Consolidated	$9,571	$8,743	77%	$14,741	$13,653

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

	Year Ended December 31,
	2007	2006	2005
Company-Sponsored Research and Development Costs:	(in millions)
U.S. Government Contractor Businesses	$263	$243	$186
Commercial Businesses	93	77	66
Total	$356	$320	$252
Customer-Funded Research and Development Costs	$1,027	$1,052	$883

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 2 to our audited consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	our ability to perform contracts on schedule;

•	economic conditions, competitive environment and political conditions (including acts of terrorism) and timing of international awards and contracts;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters and governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 17 to our audited consolidated financial statements.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see ‘‘Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments’’ and Note 12 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the year ended December 31, 2007, certain of our businesses, which generated 3.6% of our consolidated net sales for the year ended December 31, 2007, migrated to new enterprise resource planning (ERP) systems to replace their stand-alone legacy general ledger systems. These changes were made as part of ongoing process improvements and were not in response to an identified internal control deficiency. There were no changes in our internal control over financial reporting that occurred during the year or quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2007. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2007.

Our independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2007. See page F-2 to our audited consolidated financial statements for their report.

Item 9B:	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information concerning the directors and executive officers of the Registrants as of February 22, 2008.

Name	Age	Position
Michael T. Strianese	51	President, Chief Executive Officer and Director
Jimmie V. Adams	71	Senior Vice President — Washington D.C. Operations
Curtis Brunson	60	Senior Vice President — Corporate Strategy and Development
David T. Butler III	51	Senior Vice President — Business Operations
Robert W. Drewes	65	Senior Vice President and President of the Integrated Systems Group
James W. Dunn	64	Senior Vice President and President of the Sensors and Simulation Group
Kathleen E. Karelis	47	Senior Vice President, General Counsel and Corporate Secretary
Robert W. RisCassi	72	Senior Vice President
Charles J. Schafer	60	Senior Vice President and President of the Products Group
Carl E. Vuono	73	Senior Vice President and President of the L-3 Services Group
Ralph G. D’Ambrosio	40	Vice President and Chief Financial Officer
Robert B. Millard(1)(3)	57	Director, Non-Executive Chairman of the Board of Directors and Chairman of the Executive Committee
Claude R. Canizares(2)	62	Director
Peter A. Cohen(1)(3)	61	Director, Chairman of the Compensation Committee
Thomas A. Corcoran(1)(2)	63	Director, Chairman of the Audit Committee
John M. Shalikashvili(3)(4)	71	Director
Arthur L. Simon(2)(4)	75	Director
Alan H. Washkowitz(3)(4)	67	Director, Chairman of the Nominating / Corporate Governance Committee
John P. White(4)	70	Director

(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Nominating/Corporate Governance Committee.

All executive officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of L-3 Holdings, to be held on April 29, 2008. L-3 Holdings will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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
Equity Compensation Plan Information

The table below sets forth information about shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2007. For a description of our equity compensation plans, see Note 16 to our audited consolidated financial statements.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
	(in millions)			(in millions)
Equity compensation plans approved by security holders	6.1 (1)	$66.20	(2)	6.0
Equity compensation plans not approved by security holders(3)	0.1	63.56		0.2
Total	6.2	$66.13		6.2

(1)	Represents awards under the 1999 Long-Term Performance Plan and the 1997 Stock Option Plan.
(2)	The calculation of the weighted average exercise price excludes the effect of the restricted stock awards, which have been granted to employees at no cost.
(3)	Represents awards under the 1998 Directors Stock Option Plan for Non-Employee Directors of L-3 Holdings.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

Item 14.	Principal Accountant Fees and Services

This information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)     Financial statements filed as part of this report:

(a)(2)     Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

(b)	Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
*4.5	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.6	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
*4.7	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.

Exhibit No.	Description of Exhibits
4.8	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
*4.9	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.10	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
*4.11	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.12	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*4.13	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.14	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*4.15	Supplemental Indenture dated as of February 14, 2008 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
†10.1	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.2	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004).
†*10.3	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version).
†*10.4	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008).
†10.5	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit No.	Description of Exhibits
†10.6	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.7	Form of L-3 Communication Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.99 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.63 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Performance Unit Agreement (incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed on August 7, 2007).
†10.10	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Performance Unit Agreement Award Notice (incorporated by reference to Exhibit 99.2 to the Registrants’ Current Report on Form 8-K filed on August 7, 2007).
†10.11	L-3 Communications Holdings, Inc. Change of Control Severance Plan (incorporated by reference to Exhibit 10.65 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†*10.12	L-3 Communications Corporation Supplemental Executive Retirement Plan.
†*10.13	Amendment No. 1 to the L-3 Communications Corporation Supplemental Executive Retirement Plan.
†*10.14	Amendment No. 3 to the L-3 Communications Corporation Supplemental Executive Retirement Plan.
†*10.15	L-3 Communications Corporation Deferred Compensation Plan.
†*10.16	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan.
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
*12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32	Section 1350 Certification.

*	Filed herewith.
**	The information required in this exhibit is presented in Note 14 to the audited consolidated financial statements as of December 31, 2007 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
By: /s/ Ralph G. D’Ambrosio
Title: Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on February 28, 2008 and in the capacities indicated.

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

John P. White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the ‘‘Company’’) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As indicated in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No.123(R), Share-Based Payment. As indicated in Note 18 to the consolidated financial statements, in 2006 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No.87, 88, 106, and 132(R) (‘‘SFAS 158’’) and in 2007 the Company changed the measurement date of its pension and postretirement benefits plans in accordance with the provisions of SFAS 158.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEET

(in millions, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$779.8	$348.2
Contracts in process	3,378.3	3,032.4
Inventories	248.8	237.7
Deferred income taxes	246.1	224.3
Other current assets	110.1	87.2
Total current assets	4,763.1	3,929.8
Property, plant and equipment, net	753.9	736.1
Goodwill	8,165.1	7,870.3
Identifiable intangible assets	440.6	483.2
Deferred debt issue costs	55.7	66.6
Other assets	212.3	200.7
Total assets	$14,390.7	$13,286.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$571.5	$508.1
Accrued employment costs	632.9	576.2
Accrued expenses	368.6	236.7
Advance payments and billings in excess of costs incurred	463.3	395.4
Income taxes	62.6	150.9
Other current liabilities	482.8	509.1
Total current liabilities	2,581.7	2,376.4
Pension and postretirement benefits	450.2	536.5
Deferred income taxes	244.7	143.5
Other liabilities	501.6	305.1
Long-term debt	4,536.5	4,535.0
Total liabilities	8,314.7	7,896.5
Commitments and contingencies (see Note 17)
Minority interests	87.1	84.3
Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; authorized 300,000,000 shares, issued and outstanding 124,174,825 shares at December 31, 2007 and 125,237,967 shares at December 31, 2006 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	3,753.0	3,402.0
Treasury stock (at cost), 5,533,159 shares at December 31, 2007 and 321,300 shares at December 31, 2006	(525.2)	(25.5)
Retained earnings	2,607.7	1,978.5
Accumulated other comprehensive income (loss)	153.4	(49.1)
Total shareholders’ equity	5,988.9	5,305.9
Total liabilities and shareholders’ equity	$14,390.7	$13,286.7

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales:
Products	$6,571.7	$5,933.2	$4,665.6
Services	7,388.8	6,543.7	4,779.1
Total net sales	13,960.5	12,476.9	9,444.7
Cost of sales:
Products (excludes stock-based charge of $23.8 in 2006)	5,844.1	5,272.2	4,127.5
Services (excludes stock-based charge of $15.4 in 2006)	6,668.3	5,925.6	4,320.5
Total cost of sales	12,512.4	11,197.8	8,448.0
Litigation charge	—	129.0	—
Stock-based charge	—	39.2	—
Operating income	1,448.1	1,110.9	996.7
Interest and other income, net	31.0	20.2	5.5
Interest expense	296.0	296.1	204.2
Minority interests in net income of consolidated subsidiaries	9.0	10.4	9.7
Income before income taxes	1,174.1	824.6	788.3
Provision for income taxes	418.0	298.5	279.8
Net income	$756.1	$526.1	$508.5
L-3 Holdings’ earnings per common share:
Basic	$6.05	$4.27	$4.28
Diluted	$5.98	$4.22	$4.20
L-3 Holdings’ weighted average common shares outstanding:
Basic	124.9	123.1	118.8
Diluted	126.5	124.8	121.2

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares Issued	Par Value		Treasury Stock	Retained Earnings	Unearned Compensation
Balance at December 31, 2004	115.7	$1.2	$2,779.3	$—	$1,095.9	$(3.9)	$(72.7)	$3,799.8
Comprehensive income:
Net income					508.5			508.5
Minimum pension liability, net of income taxes of $3.3							(5.2)	(5.2)
Foreign currency translation adjustment, net of income taxes of $1.3							(2.0)	(2.0)
Unrealized losses on hedging instruments, net of income taxes of $1.7							2.7	2.7
Total comprehensive income								504.0
Cash dividends paid on common stock ($0.50 per share)					(59.4)			(59.4)
Shares issued:
Employee savings plans	0.9		63.7					63.7
Exercise of stock options	3.1		133.3					133.3
Employee stock purchase plan	0.7		46.7					46.7
Grant of restricted stock			19.0			(19.0)		—
Amortization of unearned compensation			—			5.0		5.0
Other			(2.4)			—		(2.4)
Balance at December 31, 2005	120.4	1.2	3,039.6	—	1,545.0	(17.9)	(77.2)	4,490.7
Comprehensive income:
Net income					526.1			526.1
Minimum pension liability, net of income taxes of $13.5							21.0	21.0
Foreign currency translation adjustment, net of income taxes of $1.3 (Note 13)							122.6	122.6
Unrealized losses on hedging instruments, net of income taxes of $4.4							(6.8)	(6.8)
Total comprehensive income								662.9
Adjustment to adopt SFAS 158, net of income taxes of $69.9							(108.7)	(108.7)
Cash dividends paid on common stock ($0.75 per share)					(92.6)			(92.6)
Shares issued:
Employee savings plans	1.4		111.3					111.3
Exercise of stock options	3.0		131.7					131.7
Employee stock purchase plan	0.9		60.2					60.2
Stock-based compensation expense			77.7					77.7
Treasury stock purchased	(0.3)			(25.5)				(25.5)
Reclassification to adopt SFAS 123R			(17.9)			17.9		—
Other	(0.2)		(1.8)					(1.8)
Balance at December 31, 2006	125.2	1.2	3,400.8	(25.5)	1,978.5	—	(49.1)	5,305.9
Adoption of SFAS 158 measurement date provision					(5.0)		39.8	34.8
Cumulative effect adjustment of FIN 48					3.9			3.9
Comprehensive income:
Net income					756.1			756.1
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $10.3							18.3	18.3
Net prior service cost arising during the period, net of income taxes of $1.3							(1.9)	(1.9)
Amortization of net loss, net of income taxes of $5.3							8.5	8.5
Amortization of prior service cost (credit), net of income taxes of $0.7							(1.0)	(1.0)
Foreign currency translation adjustment							134.8	134.8
Unrealized losses on hedging instruments, net of income taxes of $2.6							4.0	4.0
Total comprehensive income								918.8
Cash dividends paid on common stock ($1.00 per share)					(125.8)			(125.8)
Shares issued:
Employee savings plans	1.3		124.6					124.6
Exercise of stock options	1.6		111.8					111.8
Employee stock purchase plan	0.8		65.2					65.2
Stock-based compensation expense			52.7					52.7
Treasury stock purchased	(5.2)			(499.7)				(499.7)
Other	0.5		(3.3)					(3.3)
Balance at December 31, 2007	124.2	$1.2	$3,751.8	$(525.2)	$2,607.7	$—	$153.4	$5,988.9

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$756.1	$526.1	$508.5
Depreciation of property, plant and equipment	149.6	135.7	113.3
Amortization of intangibles and other assets	57.6	52.5	34.5
Deferred income tax provision	112.8	127.8	138.6
Stock-based employee compensation expense	52.7	46.6	5.0
Contributions to employee savings plans in L-3 Holdings’ common stock	124.6	111.3	63.7
Non-cash portion of stock-based charge	—	31.1	—
Minority interests in net income of consolidated subsidiaries	9.0	10.4	9.7
Amortization of deferred debt issue costs (included in interest expense)	10.6	10.3	5.2
Other non-cash items	10.5	(6.1)	8.3
Subtotal	1,283.5	1,045.7	886.8
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(239.3)	(150.9)	(209.0)
Inventories	4.5	(8.0)	0.7
Other current assets	(21.9)	21.7	(3.5)
Other assets	(9.3)	(27.7)	(33.4)
Accounts payable, trade	90.2	(8.0)	93.4
Accrued employment costs	51.2	75.0	53.6
Accrued expenses	65.4	11.0	22.2
Advance payments and billings in excess of costs incurred	(2.4)	44.2	7.2
Income taxes	116.3	106.0	66.5
Excess income tax benefits related to share-based payment arrangements	(17.1)	(62.8)	—
Other current liabilities	(9.3)	88.5	(12.7)
Pension and postretirement benefits and other liabilities	(40.8)	(66.5)	(22.4)
All other operating activities	(0.8)	6.1	(2.6)
Subtotal	(13.3)	28.6	(40.0)
Net cash from operating activities	1,270.2	1,074.3	846.8
Investing activities:
Business acquisitions, net of cash acquired	(235.0)	(942.7)	(3,434.8)
Capital expenditures	(157.1)	(156.0)	(119.9)
Dispositions of property, plant and equipment	8.0	1.8	3.2
Other investing activities	(4.1)	6.2	4.2
Net cash used in investing activities	(388.2)	(1,090.7)	(3,547.3)
Financing activities:
Borrowings under revolving credit facility	—	864.0	40.0
Repayment of borrowings under revolving credit facility	—	(864.0)	(40.0)
Borrowings under term loan facility	—	—	750.0
Repayment of borrowings under term loan facility	—	(100.0)	—
Proceeds from sale of senior subordinated notes	—	—	990.9
Proceeds from sale of convertible contingent debt securities (CODES)	—	—	700.0
Debt issue costs	—	(0.3)	(46.0)
Common stock repurchased	(499.7)	(25.5)	—
Cash dividends paid on L-3 Holdings’ common stock	(125.8)	(92.6)	(59.4)
Proceeds from exercise of stock options	89.3	74.0	72.4
Proceeds from employee stock purchase plan	65.2	60.2	46.7
Excess income tax benefits related to share-based payment arrangements	17.1	62.8	—
Other financing activities	(10.4)	(7.9)	(13.6)
Net cash (used in) from financing activities	(464.3)	(29.3)	2,441.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	13.9	—	—
Net increase (decrease) in cash and cash equivalents	431.6	(45.7)	(259.5)
Cash and cash equivalents, beginning of the year	348.2	393.9	653.4
Cash and cash equivalents, end of the year	$779.8	$348.2	$393.9
See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, commercial customers and select other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M) and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 20.

The C3ISR reportable segment provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. The Government Services reportable segment provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. The AM&M reportable segment provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Specialized Products reportable segment provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock and performance units by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 22 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

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

Principles of Consolidation:    The consolidated financial statements of the Company include all wholly-owned and significant majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have voting control are accounted for by the equity method. Investments over which the Company does not have significant influence or does not have readily determinable fair values are accounted for using the cost method.

Cash and Cash Equivalents:    Cash equivalents consist of highly liquid investments with an original maturity of three months or less at time of purchase.

Contracts in Process:    Contracts in process include receivables (both billed and unbilled) and inventories for contracts that are within the scope of the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45), as well as receivables related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers for all revenue arrangements, net of allowances for uncollectible accounts. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed in Note 5, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), independent research and development (IRAD) costs and bid and proposal (B&P) costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as it incurs costs, or milestone payments as it performs work. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs and estimated profits on revenue arrangements are reported on the Company’s balance sheet as a component of current liabilities.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

The Company values its acquired contracts in process in connection with business acquisitions on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort commensurate with the profit margin that the Company earns on similar contracts.

Inventory:    Inventories other than Inventoried Contract Costs are stated at cost (first in-first out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

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

Revenue Recognition:    The majority of the Company’s contracts are generally fixed price, cost-reimbursable or time-and-material type contracts. Depending on the type of contract, sales and profits are recognized based on: (1) a percentage-of-completion (POC) method of accounting, (2) allowable costs incurred plus the estimated profit on those costs (cost-reimbursable), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material).

Sales and profits on fixed-type contracts that are covered by SOP 81-1, ARB 43 and ARB 45 are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the ‘‘units-of-delivery’’ method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘cost-to-cost’’ method). Under both POC methods of accounting, a single

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees on cost-reimbursable type contracts are included as an element of total estimated contract revenues and are recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with SAB 104, Revenue Recognition (SAB 104). Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-reimbursable type contracts that require us to perform services that are not related to production of tangible assets are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except that award fees on the contracts covered by SAB 104 are recorded when awarded by the customer. Sales and profits on time and material type contracts that are within the scope of SAB 104 are recognized in the same manner as described above under SOP 81-1. Sales and profit in connection with contracts to provide services to the U.S. Government within the scope of SAB 104 that may be at risk of collection because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Research and Development:    IRAD costs sponsored by the Company include B&P costs, and relate to both U.S. Government products and services and those for commercial and international customers. The IRAD and B&P costs for the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from the scope of SFAS No. 2, Accounting for Research and Development Costs (SFAS 2). In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company includes IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs for the Company’s businesses that are not U.S. Government contractors are expensed as incurred in accordance with SFAS 2.

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

Computer Software Costs:    The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to products of the Company’s commercial avionics businesses. Capitalized software development costs, net of accumulated amortization, was $64.0 million at December 31, 2007 and $64.3 million at December 31, 2006, and is included in Other Assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $6.2 million for 2007, $6.3 million for 2006 and $8.6 million for 2005.

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

Derivative Financial Instruments:    The Company enters into foreign currency forward contracts. Foreign currency forward contracts are recorded in the Company’s consolidated balance sheets at fair value and accounted for as cash flow hedges. Gains and losses on foreign currency forward contracts that are considered highly effective are recorded net of income taxes in accumulated other comprehensive income (loss) and then recognized in earnings when the underlying hedged transaction affects earnings. Gains and losses on foreign currency forward contracts that are not considered highly effective are recognized in earnings immediately. At December 31, 2007, the maximum term of foreign currency forward contracts that hedge forecasted transactions was approximately nine years. Derivative financial instruments also include embedded derivatives. The embedded derivatives related to the issuance of the Company’s debt are recorded at fair value with changes reflected in the statement of operations.

Translation of Foreign Currency and Foreign Currency Transactions:    Transactions in foreign currencies are translated into U.S. dollars at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2007, 2006 and 2005 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive earnings.

Stock-Based Compensation:    Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is primarily a non-cash

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments. The provisions of SFAS 123R permit two alternative transition methods, of which the Company elected the modified prospective method. Accordingly, the Company has expensed all stock-based employee compensation beginning January 1, 2006. Prior period amounts have not been retrospectively adjusted.

Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for long-term performance units payable in L-3 Holdings common stock are based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the three year requisite service period. Compensation expense for long-term performance units that are payable in cash is based on a binomial valuation technique adjusted for historical performance each reporting period and recognized on a straight line basis over the three year requisite service period.

The consolidated statement of operations includes share-based compensation expense of $53.2 million ($35.2 million after income taxes) for the year ended December 31, 2007 and $46.6 million ($32.0 million after income taxes) for the year ended December 31, 2006. These amounts were calculated in accordance with SFAS 123R, which reduced basic and diluted EPS by $0.28 for the year ended December 31, 2007 and by $0.26 for the year ended December 31, 2006. The 2006 amounts do not include the Stock-Based Charge recorded in the 2006 second quarter (see Note 3). Additionally, prior to the adoption of SFAS 123R, the company presented all income tax benefits resulting from the exercise of stock options as a reduction of income taxes paid in net cash from operating activities on the consolidated statement of cash flows. SFAS 123R requires that the income tax deductions in excess of the compensation expense recognized (excess income tax benefits) be reported on the statement of consolidated cash flows as an element of net cash from financing activities. The actual tax benefit realized for the compensation expense tax deductions from employee exercise of stock options totaled $17.1 million and $62.8 million for the years ended December 31, 2007 and 2006, respectively, and has been classified as a financing activity on the statement of cash flows.

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

Prior Period Pro Forma Information.    Had the Company adopted the fair value based method for stock-based employee compensation as prescribed under SFAS 123 for periods prior to January 1, 2006, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

arrangements that the Company had granted to its employees over the vesting period of the awards adjusted for actual forfeitures. The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company previously elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting, exclusive of the Stock-Based Charge set forth in Note 3. See Note 16 for the assumptions used to calculate the estimated fair value of stock options at their grant date.

Year Ended December 31, 2005
(in millions, except per share data)
Net income, reported	$508.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.0
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25.0)
Net income, pro forma	$486.5
L-3 Holdings Basic EPS:
As reported	$4.28
Pro forma	$4.10
L-3 Holdings Diluted EPS:
As reported	$4.20
Pro forma	$4.01

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109’’ (FIN 48). The Company’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements. See Note 15 for a description of the implementation impact of the adoption of FIN 48.

Accounting Standards Issued and Not Yet Implemented:    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes: (1) a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, (2) a framework for measuring fair value, and (3) disclosure requirements related to fair value measurements. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) Financial Accounting Standards 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays by one year the effective date of SFAS 157 for those nonfinancial assets and liabilities that are of a nonrecurring nature, such as identifiable intangible assets in connection with a business acquisition. All other aspects of SFAS 157 are effective for the Company beginning January 1, 2008. SFAS 157 and FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

option) that are not required to be measured at fair value under existing U.S. GAAP. Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect to elect any fair value options in accordance with SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which supercedes SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R) changes how business acquisitions will be accounted for and affect how business acquisitions will be reflected in the Company’s financial statements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently assessing the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. The Company’s Statement of Operations will include: (1) net income from both L-3 and the minority shareholder(s) share of earnings and (2) a new category called Net Earnings Attributable to Parent, which is similar to current net income. SFAS 160 will also expand disclosures to clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As of December 31, 2007, the initial impact on the Company of implementing SFAS 160 would be to reclassify $87.1 million of minority interests to non-controlling interests within stockholder’s equity.

3.    Review of Past Stock Option Granting Practices

In June 2006, the Company voluntarily initiated a review of its historical stock-based compensation award practices and related accounting treatment. The review was completed in 2006 and was conducted by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors.

The scope of the review included all stock-based awards granted by the Company from May 1998, when we completed our initial public offering, through the three months ended March 31, 2006, with a focus on the period from May 1998 through July 2003, when stock-based awards were generally approved by unanimous written consents of the Compensation Committee of the Board. Since July 2003, the Compensation Committee approved all stock-based compensation awards to employees, including officers, at Compensation Committee meetings and these approval/meeting dates for the stock option grants were correctly used as the accounting measurement date for the grant. In addition, the review focused on the exercises of stock options that may not be deductible under Section 162(m) of the Internal Revenue Code (Code) and on issues relating to amounts that may be considered deferred compensation under Section 409A of the Code.

Based on the review’s findings, during the 2006 second quarter, the Company recorded the Stock-Based Charge. The review found that from May 1998 through July 2003, the price of L-3 Holdings’ stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. The Company concluded that a number of the unanimous written consents may not have been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by the Company on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. As part of the review, L-3 determined that it received each signature to the unanimous written consents prior to the time the letters notifying employees of their options awards (‘‘Notification Letters’’) were sent to employees. Accordingly, the Company used the dates of the Notification Letters sent to employees (and not the dates of the unanimous written consents) as the measurement dates for purposes of calculating its Stock-Based Charge.

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

This charge included non-cash compensation expense of $31.1 million ($20.4 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also included $8.1 million ($5.1 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year and for the three months ended March 31, 2006 on the Company’s previously reported net income is presented in the table below.

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

With respect to the portion of the Stock-Based Charge that related to amounts that would be deferred compensation under Section 409A of the Code, on November 20, 2006 the Company filed an ‘‘Offer to Amend Certain Options’’ under the Tender Offer rules of the Exchange Act for employees who

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

were issued stock options with an exercise price less than the fair market value on the date of grant, which vested after December 31, 2004 and were outstanding. For those employees who accepted the tender offer, the Company modified the outstanding stock options covered by the tender offer, subject to certain limitations, on December 19, 2006. This modification allowed the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in the exercise prices in cash during 2007. The Stock-Based Charge included an estimated cost resulting from such modifications of approximately $3.6 million ($2.2 million after income taxes) that should have been recorded as a liability during 2005, which was not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, which were exercised during 2006 before the tender offer was filed, these employees were subject to an incremental 20% income tax on the amount considered deferred compensation. The Company paid these affected employees an amount equal to such incremental taxes. The Stock-Based Charge included such expected payments of approximately $2.3 million ($1.5 million after income taxes).

The Company does not believe that a restatement of its prior-period financial statements for the years ended prior to January 1, 2006, is required for the Stock-Based Charge. Based on the materiality guidelines contained in SAB No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected.

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

2007 Business Acquisitions

During 2007, in separate transactions, the Company acquired ownership interests in four businesses for an aggregate purchase price of $217.5 million in cash, plus acquisition costs, which are described below. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for these businesses was $173.4 million, of which, $148.1 million was assigned to the Specialized Products reportable segment and $25.3 million was assigned to the Government Services reportable segment. Of the aggregate goodwill amount, $140.6 million is expected to be deductible for income tax purposes. The Company does not expect any of the differences between the preliminary and final purchase price allocations for its 2007 business acquisitions to have a material impact on its results of operations or financial position. The 2007 business acquisitions were all financed with cash on hand.

•	All of the outstanding stock of Geneva Aerospace, Inc. (Geneva) on January 31, 2007. The Geneva acquisition is subject to additional consideration not to exceed $23.5 million, which is contingent upon its post acquisition financial performance for the years ended December 31, 2008 and 2009. Geneva is a provider of guidance and navigation systems for unmanned aerial vehicles.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

•	All of the outstanding stock of Global Communication Solutions, Inc. (GCS) on May 4, 2007. GCS is a provider of satellite communications systems that integrate data, broadband internet, telephony, multimedia, audio, video and computer networking.

•	All of the outstanding stock of APSS S.r.l. (APSS) on August 31, 2007. APSS is a provider of mechanical, electric and automation systems for ships.

•	All of the outstanding stock of MKI Systems, Inc. (MKI) on December 3, 2007. MKI focuses on acquisition, logistics and program management for the DoD, especially the Marine Corps.

The final purchase price allocations for the Geneva and GCS acquisitions were completed during the fourth quarter of 2007. The final purchase price allocations for APSS and MKI are expected to be completed during the first quarter of 2008, and will be based on their final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The purchase prices for the acquisitions of Geneva, GCS, and MKI are subject to adjustment based on actual closing date net assets or net working capital of the acquired businesses, which have not yet been finalized. Any such additional consideration will be accounted for as adjustments to goodwill.

2006 Business Acquisitions

During 2006, in separate transactions, the Company acquired ownership interests in fourteen businesses, for an aggregate purchase price of $965.0 million, plus acquisition costs. Based on final opening balance sheet purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $841.8 million, of which goodwill of $43.0 million is considered deductible for income tax purposes. Goodwill of $208.0 million was assigned to the C3ISR reportable segment, $141.0 million was assigned to the AM&M reportable segment, $489.1 million was assigned to the Specialized Products reportable segment and $3.7 million was assigned to the Government Services reportable segment. The 2006 business acquisitions were initially financed with a combination of cash on hand and revolving credit facility borrowings, which have subsequently been repaid. The purchase prices for the acquisitions of SSG Precision Optronics, Inc. (SSG), Nautronix Defense Group (Nautronix) and gForce Technologies, Inc. (gForce) are subject to adjustment based on actual closing date net assets or net working capital of the acquired businesses, which have not yet been finalized. In addition, in certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance or certain other performance conditions not to exceed an aggregate amount of $49.7 million as discussed below. Any such additional consideration will be accounted for as goodwill. The Company completed the following business acquisitions during 2006:

•	All of the outstanding stock of SAM Electronics GmbH (SAM) on January 31, 2006, for $188.7 million in cash, including a $38.7 million increase to the final contractual purchase price based on closing date net assets, of which $30.8 million was for cash acquired at foreign locations. Sam, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to commercial shipyards and international navies;

•	All of the outstanding stock of SafeView, Inc. (SafeView) on March 9, 2006, and CyTerra Corporation (CyTerra) on March 21, 2006, for an aggregate purchase price of $190.4 million in cash, plus additional consideration, not to exceed $35.1 million, which is contingent upon SafeView’s financial performance through December 31, 2008. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

•	Increased the Company’s ownership in Medical Education Technologies, Inc. (METI) on April 4, 2006 from approximately 47% to 80% for a purchase price of $10.6 million in cash. METI is a supplier of human patient and surgical simulators, as well as related educational products;

•	On May 19, 2006, the Company increased its ownership percentage in Army Fleet Support LLC from 80% to 90% for a purchase price of $10.8 million paid in cash.

•	All of the outstanding stock of SSG on June 1, 2006, for $67.9 million in cash. SSG specializes in optics, telescopes and precision optical subsystems for government, military and commercial customers;

•	All of the outstanding stock of Nautronix on June 1, 2006 for $69.0 million in cash, plus additional consideration, not to exceed $6.0 million, which is contingent upon certain contract awards to Nautronix through 2010. Nautronix is a leader in through-water communications, acoustic ranges and positioning technology;

•	All of the outstanding stock of Crestview Aerospace Corporation (Crestview) on June 29, 2006 for $152.6 million in cash, part of which was used for the payoff of mortgages on facilities. The purchase price includes a $6.0 million increase based on final closing date net assets. Crestview provides aircraft structures, major airframe assemblies and military aircraft modifications for leading prime contractors and original equipment manufacturers;

•	All of the outstanding stock of TRL Electronics plc (TRL) for $165.8 million in cash and $5.6 million in notes payable issued by the Company to certain shareholders of TRL, which were due and paid on March 30, 2007. The Company acquired a controlling ownership interest in TRL on July 12, 2006. TRL, which has its principal operations in the United Kingdom, offers advanced radio and satellite communications systems, providing governments and defense organizations around the world with the ability to trace, locate, monitor and defend transmissions, as well as to communicate securely;

•	All of the outstanding stock of Nova Engineering (Nova) on October 25, 2006, for $46.6 million in cash, plus additional consideration, not to exceed $7.6 million, which is contingent upon their financial performance for the years ending December 31, 2008 through 2010. Nova offers engineering services plus unique commercial-off-the-shelf products, including mobile ad hoc networking routers, flight test telemetry equipment and sensor communications systems. Nova products and services support critical defense programs as well as industrial and public safety customers; and

•	All of the outstanding stock of Advanced Systems Architectures Ltd. (ASA) on January 25, 2006, TCS on January 26, 2006, Magnet-Motor on March 20, 2006, gForce on October 12, 2006 and TACNET on November 27, 2006 for an aggregate purchase price of $67.9 million in cash, plus additional consideration, not to exceed $1.0 million, which is contingent upon the financial performance of TACNET through December 31, 2010. ASA is a systems engineering and software developer of multi-sensor fusion and tracking systems for military applications, TCS specializes in fixed and rotary wing aircraft and avionics system engineering services for the U.S. Air Force, and TACNET provides an integrated suite of electronics designed for use in a variety of law enforcement vehicles.

The final purchase price allocations were based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are in process. The Company has completed the purchase price allocations for all acquisitions made during 2006, except for those business acquisitions in which the purchase price is subject to adjustment as described above. The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

2005 Business Acquisitions

Acquisition of the Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for approximately $2,735.9 million in cash, including the assumption of approximately $626.0 million of Titan’s debt, plus $42.3 million of acquisition costs. Concurrent with the Titan acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using cash on hand, $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes. Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for Government Services, enterprise information technology and homeland security programs.

Other 2005 Business Acquisitions: During 2005, in separate transactions, the Company also acquired eleven businesses, excluding Titan, for an aggregate purchase price of $686.0 million in cash, excluding acquisition costs. Based on the final purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $594.4 million, of which $248.3 million is considered deductible for income tax purposes. Goodwill of $26.4 million was assigned to the C3ISR reportable segment, $7.6 million was assigned to the Government Services reportable segment and $560.4 million was assigned to the Specialized Products reportable segment. The 2005 business acquisitions, other than the acquisition of Titan, were financed with cash on hand. The Company completed the following business acquisition during 2005:

•	Substantially all of the operations of the Marine Controls division of CAE (MAPPS) on February 3, 2005, for $188.6 million in cash. L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide;

•	The Propulsion Systems business unit of General Dynamics Corporation (Combat Propulsion Systems) on February 25, 2005, for $196.8 million in cash, which included an increase of $11.8 million to the contractual purchase price based on final closing date net assets. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, and suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles. The acquired business also has a production center for Abrams tank components;

•	The Electron Dynamics Devices business of The Boeing Company (ETI) on February 28, 2005, for $97.0 million in cash, which includes a $7.0 million increase to the contractual purchase price based on final closing date net assets. The ETI business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems; and

•	InfraredVision Technology Corporation (ITC), Mobile-Vision, Inc., Sonoma Design Group, Inc. (SDG), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, EOTech Acquisition Corp., and Applied Signal and Image Technology, Inc. (ASIT) for an aggregate purchase price of $203.6 million in cash, plus additional consideration, not to exceed $6.8 million, which is contingent primarily upon the financial performance of the ASIT business for the fiscal year ending December 31, 2008. Any such additional consideration will be accounted for as goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2007, 2006 and 2005, assuming that the business acquisitions completed during 2007 and 2006 had occurred January 1, 2006, and that the business acquisitions completed during 2006 and 2005 had occurred January 1, 2005.

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share data)
Pro forma net sales	$14,042	$12,783	$11,630
Pro forma net income	$758	$517	$423
Pro forma diluted earnings per share	$5.99	$4.14	$3.49

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

The unaudited pro forma results include charges for costs related to Titan’s internal review and shareholder settlements related to the securities law class action and derivative action lawsuits, each arising out of Titan’s alleged violations of the Foreign Corrupt Practices Act (FCPA). The unaudited pro forma results also include costs related to the acquisition of Titan by the Company. These charges, which were recorded by Titan prior to the July 29, 2005 acquisition date, amounted to approximately $80.5 million for the year ended December 31, 2005. The impact of those charges on pro forma diluted earnings for the year ended December 31, 2005 was a charge of $0.62 per share.

5.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. Identifiable intangible assets related to contracts in process assumed by the Company in its business acquisitions and the underlying contractual customer relationships are separately recognized at the date of acquisition, and are discussed and presented in Note 7.

	December 31,
	2007	2006
	(in millions)
Billed receivables, net of allowances of $20.8 million and $20.0 million	$1,278.6	$1,191.6
Unbilled contract receivables, gross	1,876.6	1,611.1
Less: unliquidated progress payments	(391.0)	(317.0)
Unbilled contract receivables, net	1,485.6	1,294.1
Inventoried contract costs, gross	673.1	617.9
Less: unliquidated progress payments	(59.0)	(71.2)
Inventoried contract costs, net	614.1	546.7
Total contracts in process	$3,378.3	$3,032.4

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-reimbursable type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 93% of the unbilled contract receivables at December 31, 2007 will be billed and collected within one year.

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

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its G&A costs, IRAD costs and B&P costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the period presented.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$63.9	$55.7	$43.7
Add: Amounts included in acquired inventoried contract costs	—	3.2	2.1
Contract costs incurred(1)	1,150.1	1,039.6	792.9
Less: Amounts charged to cost of sales during the year	(1,138.7)	(1,034.6)	(783.0)
Amounts included in inventoried contract costs at end of the year	$75.3	$63.9	$55.7

(1)	Incurred costs include IRAD and B&P costs of $262.9 million for 2007, $243.4 million for 2006 and $185.6 million for 2005.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Selling, general and administrative expenses	$260.4	$216.0	$159.4
Research and development expenses	92.8	76.5	65.7
Total	$353.2	$292.5	$225.1

6.    Inventories

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at cost (first in-first out or average cost), but not in excess of realized value.

	December 31,
	2007	2006
	(in millions)
Raw materials, components and sub-assemblies	$97.2	$97.5
Work in process	105.6	97.3
Finished goods	46.0	42.9
Total	$248.8	$237.7

7.    Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with SFAS 141, the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

workforces of its business acquisitions. At December 31, 2007, the Company had approximately 64,600 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at December 31, 2006	$986.5	$2,272.1	$1,142.8	$3,468.9	$7,870.3
Business acquisitions	4.9	8.0	2.1	140.3	155.3
Foreign currency translation adjustments	3.6	—	42.7	76.4	122.7
Adoption of FIN 48 (See Note 15)	27.0	(15.8)	11.5	(5.9)	16.8
Balance at December 31, 2007	$1,022.0	$2,264.3	$1,199.1	$3,679.7	$8,165.1

The increase of $155.3 million related to business acquisitions is comprised of an increase of $173.4 million for business acquisitions completed during 2007 and $3.8 million for certain business acquisitions prior to January 1, 2007, related primarily to final purchase price determinations and earnouts, partially offset by $21.9 million due to the reduction of unrecognized income tax benefits relating to Titan acquisition (see Note 15).

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	23.2	$487.8	$92.1	$395.7	$485.0	$60.3	$424.7
Technology	7.8	73.4	36.2	37.2	74.5	22.8	51.7
Other, primarily favorable leasehold interests	8.0	13.6	5.9	7.7	11.1	4.3	6.8
Total	21.7	$574.8	$134.2	$440.6	$570.6	$87.4	$483.2

The Company recorded amortization expense for its identifiable intangible assets of $46.8 million for 2007, $40.5 million for 2006 and $23.1 million for 2005. Based on gross carrying amounts at December 31, 2007, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2008 through 2012 are presented in the table below.

	Years Ending December 31,
	2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$43.8	$49.0	$48.9	$44.1	$35.8

As of December 31, 2007, the Company has no indefinite-lived identifiable intangible assets.

8.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2007	2006
	(in millions)
Other Current Liabilities:
Liabilities for pending and threatened litigation (see Note 17)	$134.4	$135.8
Accrued product warranty costs	98.0	91.7
Accrued interest	73.8	67.9
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	58.3	62.4
Deferred revenues	12.6	9.1
Aggregate purchase price payable for acquired businesses	10.0	23.6
Other	95.7	118.6
Total other current liabilities	$482.8	$509.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2007	2006
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$91.7	$70.3
Acquisitions during this period	0.3	15.0
Accruals for product warranties issued during the period	45.7	41.8
Accruals for product warranties existing before January 1(2)	5.5	3.3
Settlements made during the period	(45.2)	(38.7)
Balance at December 31	$98.0	$91.7

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.
(2)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2007 and January 1, 2006, respectively.

The table below presents the components of other liabilities.

	December 31,
	2007	2006
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 15)	$238.6	$—
Deferred compensation	79.1	70.7
Accrued workers compensation	40.9	37.8
Unfavorable lease obligations	11.7	18.5
Non-current portion of net deferred gains from terminated interest rate swap agreements	11.8	15.0
Notes payable and capital lease obligations	10.9	11.2
Liabilities for pending and threatened litigation (see Note 17)	5.2	8.2
Other non-current liabilities	103.4	143.7
Total other liabilities	$501.6	$305.1

9.    Property, Plant and Equipment

	December 31,
	2007	2006
	(in millions)
Land	$49.7	$51.7
Buildings and improvements	236.0	229.3
Machinery, equipment, furniture and fixtures	934.7	821.4
Leasehold improvements	245.9	200.2
Gross property, plant and equipment	1,466.3	1,302.6
Less: Accumulated depreciation and amortization	(712.4)	(566.5)
Property, plant and equipment, net	$753.9	$736.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

10.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2007	2006
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility	$—	$—
Borrowings under Term Loan Facility maturing 2010(1)	650.0	650.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,850.0	3,850.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,550.0	4,550.0
Less: Unamortized discounts	(13.5)	(15.0)
Carrying amount of long-term debt	$4,536.5	$4,535.0

(1)	The interest rate at December 31, 2007 and 2006 was 6.34% and 6.24%, respectively, and is based on the LIBOR rate (as defined) plus a spread.

L-3 Communications

At December 31, 2007, the Company’s Senior Credit Facility was comprised of a $1.0 billion five-year revolving credit facility and a term loan facility, collectively referred to as the Senior Credit Facility, maturing on March 9, 2010.

At December 31, 2007, available borrowings under the revolving credit facility were $794.5 million after reductions for outstanding letters of credit of $205.5 million. The outstanding letters of credit include $138.8 million in connection with an adverse jury verdict currently on appeal, plus accrued interest.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

On July 29, 2005, L-3 Communications sold $1.0 billion of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9.1 million. The discount was recorded as a reduction to the principal amount of the notes and is amortized as interest expense over the term of the notes. The effective interest rate of the 2005 Notes is 6.47% per annum over the term of the 2005 Notes. Interest is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to $972.0 million after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. The 2005 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after October 15, 2010, the 2005 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.188% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning October 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on October 15, 2013 and thereafter. Prior to October 15, 2008, L-3 Communications may redeem up to 35% of the 2005 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.375% of the principal amount (plus accrued and unpaid interest).

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

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.8326 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $101.70 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $122.04) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $122.04); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a ‘‘fundamental change’’ (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2007, the conversion feature of the CODES were dilutive beginning in the fourth quarter (see Note 14).

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

Covenants

Financial and other restrictive covenants.    The Senior Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, incur liens, make investments, merge or consolidate, dispose of assets, pay dividends or repurchase its common stock. The Company’s Senior Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0 for each fiscal quarter and (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0. Calculations of the consolidated leverage ratio and consolidated interest coverage ratio are to (a) take into account acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period and (b) exclude the $125.6 million litigation charge related to the OSI Systems, Inc. matter, which is more fully described in Note 17, and certain non-recurring costs incurred by the Company’s acquired businesses prior to the acquisition date from the pro forma results of operations of those acquired businesses. As of December 31, 2007, the Company was in compliance with its financial and other restrictive covenants.

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

In the event that the long-term senior debt rating of L-3 Communications is reduced below BBB−, or the equivalent, by two of the three rating agencies, Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings prior to the date the long-term debt rating of L-3 Communications is at least BBB− , or the equivalent, from all three rating agencies, L-3 Holdings will be required, within 45 business days, to pledge 100% of the capital stock of L-3 Communications, and L-3 Communications and each subsidiary guarantor will be required to pledge 100% of the capital stock of each of their material wholly-owned domestic subsidiaries and 65% of their first tier material wholly-owned foreign subsidiaries, in favor of the lenders under the Senior Credit Facility.

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

Disqualified preferred stock discussed above is stock, other than common stock, that is not classified as a component of shareholders’ equity on the balance sheet. At December 31, 2007, L-3 Holdings does not have any disqualified preferred stock.

The Senior Subordinated Notes indentures also contain provisions that limit the ability of L-3 Communications to pay dividends to L-3 Holdings and make investments in L-3 Holdings, subject to exceptions. Subject to certain limitations, the indentures permit L-3 Communications to make such restricted payments so long as it would be able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio test described above and meet other conditions.

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

11.    Shareholders’ Equity

In December 2007, the Company completed its previously announced $500 million share repurchase program, which was approved by the Board of Directors on December 14, 2006. On December 11, 2007, the Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to an additional $750 million of its outstanding shares of common stock through December 31, 2009. Repurchases under the program may be made through open market purchase, private

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

transactions, transactions structured through investment banking institutions or any combination thereof, in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents L-3 repurchases of L-3 Holdings common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
December 14 – December 31, 2006	321,300	$79.51	$25.5
January 1 – December 31, 2007	5,211,859	95.88	499.7
January 1 – February 27, 2008	2,372,861	105.04	249.3
Total	7,906,020	$97.96	$774.5

At December 31, 2007, the dollar value of the remaining authorized repurchase program was $724.8 million.

L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends during 2007:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 6, 2007	February 21, 2007	$0.25	March 15, 2007	$31.3
April 24, 2007	May 16, 2007	$0.25	June 15, 2007	$31.5
July 10, 2007	August 16, 2007	$0.25	September 17, 2007	$31.6
October 9, 2007	November 16, 2007	$0.25	December 17, 2007	$31.4

12.    Financial Instruments

Fair Value of Financial Instruments.    At December 31, 2007 and 2006, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, borrowings under the term loan facility, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts of borrowings under the term loan facility are representative of their respective fair values because interest on the borrowings are determined at variable interest rates and such rates are revised frequently, based upon current LIBOR. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on forward exchange rates at December 31, 2007 and 2006. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31,
	2007		2006
	(in millions)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings under the Term Loan Facility	$650.0	$650.0	$650.0	$650.0
Senior Subordinated Notes	3,186.5	3,171.5	3,185.0	3,191.1
CODES	700.0	848.8	700.0	735.9
Foreign currency forward contracts(1)	(12.4)	(12.4)	(8.9)	(8.9)

(1)	Notional amounts of foreign currency forward contracts are $288.1 million at December 31, 2007 and $225.0 million at December 31, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –   (Continued)

Foreign Currency Exchange Risk Management.    The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors, and certain of these contracts are denominated in currencies other than the functional currencies of the U.S. and foreign businesses. To protect the functional currency equivalent cash flows associated with certain of these contracts denominated in a foreign currency, the Company has entered into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in the foreign exchange rate compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, Euro, British Pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. The notional amounts, as noted above, are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.

13.    Accumulated Other Comprehensive Income (Loss)

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below:

	Foreign currency translation		Unrealized gains (losses) on hedging instruments	Minimum pension liability	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 31, 2004	$4.1		$(1.3)	$(75.5)	$—	$(72.7)
Period change	(2.0)		2.7	(5.2)	—	(4.5)
Balance at December 31, 2005	2.1		1.4	(80.7)	—	(77.2)
Adoption of SFAS 158	—		—	59.7	(168.4)	(108.7)
Period change	122.6	(1)	(6.8)	21.0	—	136.8
Balance at December 31, 2006	124.7		(5.4)	—	(168.4)	(49.1)
Adoption of SFAS 158 measurement date provision (See Note 18)	—		—	—	39.8	39.8
Period change	134.8		4.0	—	23.9	162.7
Balance at December 31, 2007	$259.5		$(1.4)	$—	$(104.7)	$153.4

(1)	Includes $113.9 million due to the cumulative impact of foreign currency translation on goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share data)
Basic:
Net income	$756.1	$526.1	$508.5
Weighted average common shares outstanding	124.9	123.1	118.8
Basic earnings per share	$6.05	$4.27	$4.28
Diluted:
Net income	$756.1	$526.1	$508.5
Common and potential common shares:
Weighted average common shares outstanding	124.9	123.1	118.8
Assumed exercise of stock options	5.0	5.0	7.6
Unvested restricted stock awards	0.9	0.6	0.3
Employee stock purchase plan contributions	0.4	0.5	—
Assumed purchase of common shares for treasury	(4.8)	(4.4)	(5.5)
Assumed conversion of the CODES	0.1	—	—
Common and potential common shares	126.5	124.8	121.2
Diluted earnings per share	$5.98	$4.22	$4.20

L-3 Holdings’ CODES had no impact on diluted EPS for the years ended December 31, 2006 and 2005 because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES are convertible into L-3 Holdings common stock. As of December 31, 2007, the conversion price was $101.70.

Excluded from the computations of diluted EPS are potentially dilutive equity securities of 0.7 million for the year ended December 31, 2007, 2.1 million for the year ended December 31, 2006 and 0.8 million for the year ended December 31, 2005, because they were anti-dilutive.

Diluted EPS for the year ended December 31, 2006 includes (1) a charge of $0.63 per share for an adverse jury verdict (see Note 17), and (2) a charge of $0.20 per share related to stock-based awards granted during the period from May 1998 to July 2003 (see Note 3).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Income Taxes

Income before income taxes is summarized in the table below.

	2007	2006	2005
	(in millions)
Domestic	$1,011.7	$726.6	$737.2
Foreign	162.4	98.0	51.1
Income before income taxes	$1,174.1	$824.6	$788.3

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December
	2007	2006	2005
	(in millions)
Current income tax provision:
Federal	$227.8	$106.8	$99.5
State and local	42.7	35.6	27.2
Foreign	34.7	28.3	14.5
Subtotal	305.2	170.7	141.2
Deferred income tax provision (benefit):
Federal	88.3	124.8	126.5
State and local	13.9	(1.2)	10.5
Foreign	10.6	4.2	1.6
Subtotal	112.8	127.8	138.6
Total provision for income taxes	$418.0	$298.5	$279.8

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	2.7	3.1
Foreign income taxes	(1.3)	(1.6)	(0.5)
Extraterritorial income exclusion benefits	—	(0.4)	(1.1)
Manufacturing benefits	(0.7)	(0.7)	(0.2)
Research and experimentation and other tax credits	(0.9)	(0.6)	(0.7)
Resolution of income tax contingencies	(1.0)	—	(1.0)
Other, net	1.4	1.8	0.9
Effective income tax rate	35.6%	36.2%	35.5%
The provision for income taxes excludes current tax benefits related to compensation deductions for income tax purposes arising from the exercise of stock options by the Company’s employees in excess of compensation expense recognized under the provisions of SFAS 123R for these options. These income tax benefits were credited directly to shareholders’ equity in the amount of $24.5 million for 2007, $63.2 million for 2006 and $59.3 million for 2005. These income tax benefits also reduced current income taxes payable.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2007	2006
	(in millions)
Deferred tax assets:
Inventoried costs	$31.7	$15.5
Compensation and benefits	61.0	55.1
Pension and postretirement benefits	148.1	175.9
Income recognition on contracts in process	80.5	89.1
Litigation Charge	49.8	50.3
Loss carryforwards	27.1	25.9
Tax credit carryforwards	7.1	16.0
Capital loss carryforwards	4.3	5.1
Other	80.3	63.0
Gross deferred tax assets	489.9	495.9
Deferred tax liabilities:
Goodwill and other intangible assets	$441.6	$365.0
Property, plant and equipment	34.0	40.4
Other	3.7	4.6
Gross deferred tax liabilities	479.3	410.0
Valuation allowance	9.2	5.1
Net deferred tax assets	$1.4	$80.8

The following table presents the classification of the Company’s net deferred tax assets.

	December 31,
	2007	2006
	(in millions)
Current deferred tax assets	$246.1	$224.3
Long-term deferred tax liabilities	(244.7)	(143.5)
Total net deferred tax assets	$1.4	$80.8

At December 31, 2007, the Company’s loss carryforwards included $13.5 million of U.S. Federal net operating loss carryforwards that are subject to limitations and will expire, if unused, between 2022 and 2025, and approximately $329.1 million of state net operating losses that will expire, if unused, between 2008 and 2027. The Company also has $7.1 million of tax credit carryforwards related to state research and experimentation credits and investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to fully utilize all the U.S. Federal net operating losses, $264.2 million of the state net operating losses and all the state credit carryforwards before they expire. Additionally, the Company has $11 million of U.S. Federal and state capital loss carryforwards that are subject to limitation and will expire, if unused, between 2008 and 2012. The capital loss carryforwards can only be used to offset capital gains and the Company has established a valuation allowance because it does not believe it is more likely than not that it will be able to utilize the capital loss carryforwards before they expire.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2006, the FASB issued FIN 48. FIN 48 prescribes (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a net decrease in income tax liabilities at January 1, 2007 of $3.9 million for income tax deductions taken on the Company’s income tax returns, which were accounted for as an increase to retained earnings. In addition, the Company reclassified uncertain income tax positions that are not expected to be resolved within one year as non-current income tax liabilities at the balance sheet date. The impact of adopting FIN 48 on the Company’s balance sheet is summarized below.

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
	(in millions)
Current deferred tax assets	$224.3	$27.5	$251.8
Goodwill	7,870.3	16.8	7,887.1
Current income taxes payable (refundable)	150.9	(151.2)	(0.3)
Non-current income taxes payable	—	191.6	191.6
Retained earnings	$1,978.5	$3.9	$1,982.4

As of the adoption date, the Company had $301.5 million of unrecognized income tax benefits, excluding interest of $21.7 million ($13.0 million net of income tax benefits) and penalties of $5.5 million. As of December 31, 2007, the Company’s unrecognized income tax benefits decreased by $48.5 million to $253.0 million, primarily related to the completion of the Titan audits for the 2002 and 2003 tax years, as described below. Unrecognized income tax benefits are the differences between a tax position taken, or expected to be taken on an income tax return, and the income tax benefit recognized for accounting purposes in the financial statements. Of this amount of unrecognized income tax benefits, $68.8 million as of January 1, 2007 and $68.9 million as of December 31, 2007, would reduce the effective income tax rate, if they were recognized.

A reconciliation of the change in unrecognized income tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Unrecognized Income Tax Benefits
Balance at January 1	$301.5
Additions for tax positions related to the current year	10.5
Additions for tax positions related to prior years	0.6
Reductions for tax positions related to prior years	(24.3)
Reductions for tax position related to settlements with taxing authorities	(30.7)
Reduction for the tax positions related to prior years as a result of a lapse of statute of limitations	(4.6)
Balance at December 31	$253.0

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The Company’s U.S. Federal income taxes for each of the years ended December 31, 2004 through 2006 remain open to audit and resulting adjustment. During 2007, the Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax returns for 2004 and 2005. The audit is currently in process and the Company cannot predict the outcome of this audit. As of December 31, 2007, the Company does not anticipate a significant increase or decrease to the unrecognized tax benefits over the next 12 months.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2007, the IRS completed a limited scope audit of certain income tax positions taken by the Company on its U.S. Federal income tax returns in connection with two business acquisition transactions that resulted in the Company paying additional U.S. Federal income taxes of $6.6 million. The additional income tax payment was previously accrued as a liability and does not affect the effective income tax rate for 2007. In addition, the statute of limitations of the Company’s 2002 U.S. Federal income tax return expired in April 2007 and for its 2003 U.S. Federal income tax return expired in September 2007. As a result, the Company reduced its provision for income taxes by approximately $6.7 million during the second quarter of 2007 and $5.4 million during the third quarter of 2007 for the reversal of previously accrued amounts, primarily interest. These reductions decreased the effective income tax rate for the year ended December 31, 2007 by 100 basis points.

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

As of December 31, 2007, current and non-current income taxes payable include accrued interest of $22.0 million ($13.2 million net of income tax benefits) and accrued penalties of $5.3 million.

16.    Employee Stock-based Compensation

In 2006, the Company voluntarily initiated and completed a review of its historical stock-based compensation practices and related accounting treatment. See Note 3 for a discussion of the scope and findings of the review.

Stock-based Compensation Plans.    In 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights, restricted stock and other share-based awards. In 1998, the Company adopted the 1998 Directors Stock Option Plan (1998 Plan), which provides awards in the form of stock options to non-employee Directors. In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. The 1997 Plan terminated in accordance with its terms in April, 2007; therefore, no future awards may be granted from the 1997 Plan. The 1999 Plan, 1998 Plan and 1997 Plan are collectively referred to as the Plans. To date, awards under the Plans have been in the form of L-3 Holdings restricted common stock, restricted stock units, performance units and options to purchase L-3 Holdings common stock, as the case may be.

At December 31, 2007, the number of shares of L-3 Holdings’ common stock authorized for grant under the Plans was 23.4 million, of which 2.1 million shares were still available for awards. Under the terms of the 1999 Plan, grants of all restricted stock may not exceed, in the aggregate, more than 2% of the Company’s outstanding shares at the time of grant. The Company has adopted the Plans in order to provide incentives to directors, officers and employees of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options.    The exercise price of stock options that may be granted under the 1998 Plan and 1999 Plan may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are vested ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture following termination of employment. Compensation expense for stock option awards was $19.6 million ($11.9 million after income taxes) for the year ended December 31, 2007 and $23.3 million ($14.2 million after income taxes) for the year ended December 31, 2006, excluding the Stock-Based Charge of $39.2 million ($25.5 million after income taxes) recorded in 2006. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity under the Plans as of December 31, 2007 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in Years)	(in millions)
Number of shares under option
Outstanding at January 1, 2007	6,496.0	$60.81
Options granted	556.7	99.04
Options exercised	(1,625.7)	54.94
Options forfeited	(217.9)	74.90
Outstanding at December 31, 2007	5,209.1	$66.13	7.0	$207.4
Vested and expected to vest at December 31, 2007(1)	4,939.5	$65.37	6.9	$200.4
Exercisable at December 31, 2007	3,250.5	$56.87	6.0	$159.5

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The estimated weighted average grant date fair value of each stock option awarded was $22.24, $19.53 and $22.19 for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $66.3 million, $165.1 million and $152.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, unrecognized compensation costs related to stock options was $25.9 million ($15.7 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.6 years.

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

	2007 Grants	2006 Grants	2005 Grants
Expected holding period (in years)	4.5	4.4	4.5
Expected volatility	20.5%	25.8%	29.4%
Expected dividend yield	1.3%	1.2%	0.8%
Risk-free interest rate	4.6%	4.8%	4.0%

Restricted Stock.    The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan, including in the form of restricted stock units that automatically convert into shares of L-3 Holdings common stock upon vesting. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period starting on the date of grant. The Company awarded 0.5 million restricted shares for the year ended December 31, 2007, with an aggregate fair value of $47.2 million. The Company awarded 0.4 million restricted shares for the year ended December 31, 2006 with an aggregate fair market value of $29.8 million. The aggregate fair value of the restricted stock awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight line basis over the three year cliff vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over that shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service.

Compensation expense for all restricted stock awards was $21.2 million ($12.9 million after income taxes) for the year ended December 31, 2007 and $12.7 million ($7.7 million after income taxes) for the year ended December 31, 2006. The table below presents a summary of the Company’s nonvested restricted stock awards as of December 31, 2007 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted Stock Awards:
Nonvested balance at January 1, 2007	706.8	$73.54
Granted	491.2	96.15
Vested	(69.8)	51.36
Forfeited	(64.8)	79.77
Nonvested balance at December 31, 2007	1,063.4	$85.06

As of December 31, 2007, total unrecognized compensation costs related to nonvested restricted stock awards was $45.2 million ($27.5 million after income taxes) and that amount is expected to be

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized over a weighted average remaining period of 1.7 years. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $5.7 million, $5.8 million and $8.1 million, respectively.

Long-Term Incentive Program (LTIP).    On August 1, 2007, the Compensation Committee of the Board of Directors approved and established the Company’s Long-Term Incentive Program (Program). The Program is a multi-year performance program established under the 1999 Plan. Each Program participant receives a target award of units, with each unit having a value at the time of grant equal to a share of L-3 Holdings common stock. The final value of each unit will vary based upon (1) the level of performance achieved by the Company over the associated performance period in relation to a pre-determined performance goal established by the Compensation Committee and (2) the closing price of L-3 Holdings common stock at the end of the performance period. Units issued under the program are payable in either cash or shares of L-3 Holdings common stock as determined by the Compensation Committee. On August 1, 2007, the Company granted 44,437 performance units with an aggregate grant date implied fair value of $4.4 million. Of these units, (1) the final value of half of the units is contingent upon the compound annual growth rate in L-3’s diluted EPS (the EPS Element) and (2) the final value of half of the units is contingent upon L-3’s Total Stockholder Return relative to a peer group of companies (the TSR Element). The performance period for all such units began on July 1, 2007 and ends on December 31, 2009. Units related to the EPS Element are payable in shares of L-3 Holdings common stock, while units related to the TSR Element are payable in cash based on the closing price of L-3 Holdings common stock at the end of the performance period. The total compensation expense recognized under the Program for the year ended December 31, 2007 was $0.9 million.

Employee Stock Purchase Plan.    The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company, its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings’ common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings’ common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest sales price of a share of L-3 Holdings’ common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. The plan authorizes L-3 Holdings to issue up to 8.0 million shares and 4.1 million shares were available for future issuance as of December 31, 2007. In July 2007, the Company issued 0.4 million shares under its employee stock purchase plan at an average price of $82.79 per share, which covered employee contributions for the six months ended June 30, 2007. In January 2008, the Company issued an additional 0.4 million shares under its employee stock purchase plan at an average price of $90.36 per share, which covered employee contributions for the six months ended December 31, 2007. For the years ended December 31, 2007 and 2006, the Company recognized $11.5 million ($9.8 million after income taxes) and $10.6 million ($10.1 million after income taxes) in compensation expense, respectively, related to the discount for L-3 Holdings’ common stock purchases under the employee stock purchase plan.

17.    Commitments and Contingencies

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2007.

	Real Estate	Equipment	Total
	(in millions)
2008	$143.2	$24.3	$167.5
2009	117.7	17.4	135.1
2010	123.3	14.2	137.5
2011	84.1	10.7	94.8
2012	66.9	9.3	76.2
Thereafter	236.8	34.7	271.5
Total minimum payments required	772.0	110.6	882.6
Less: Sublease rentals under non-cancelable leases	22.4	—	22.4
Net minimum payments required	$749.6	$110.6	$860.2

Rent expense, net of sublease income, was $161.8 million for 2007, $157.4 million for 2006 and $118.9 million for 2005.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating $434.5 million at December 31, 2007, including $138.8 million in connection with an adverse jury verdict in the appeals process and $281.6 million at December 31, 2006. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the Company’s acquisition of MAPPS in 2005 (See Note 4), the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Training Service (ACTS) program. The Company has guaranteed 50% of certain bank debt borrowed by FAST to finance its activities on the ACTS program. At December 31, 2007, the Company’s guarantee amounted to $57.3 million. The Company’s guarantee is expected to decrease as FAST makes its scheduled repayments of the bank debt that is guaranteed by the Company and will be released upon customer acceptance of all contract deliverables, which is expected to occur no later than 2010.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2010 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28.0 million, or sell both properties on behalf of the lessor (the ‘‘Sale Option’’). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22.7 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5.3 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $22.7 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

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

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions the Company has

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumed some or all claims against, and liabilities of, the acquired business, including both asserted or unasserted claims and liabilities. In particular, in connection with the acquisition of Titan on July 29, 2005, the Company assumed several pending legal matters and government investigations as further discussed below. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of the OSI Systems, Inc. (OSI) matter, the amount of the verdict (see below). The amount of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2007 and December 31, 2006, the Company did not record any amounts for recoveries from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    L-3 has been notified that the United States Attorney’s Office for the Central District of California, Southern Division, does not intend to pursue criminal charges against L-3’s Interstate Electronics Corporation (IEC) subsidiary. This case was reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Third Quarter 2007 Form 10-Q).

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235.0 million. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. On November 21, 2007, the Ninth Circuit certified a question of law to the California Supreme Court. The California Supreme Court subsequently denied the request to decide the question of law, and the parties are awaiting the Ninth Circuit’s decision on the appeals.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in May 2006, the Company recorded a $129.0 million litigation charge in connection with this litigation, which is accrued as a current liability, and included an estimate for external legal costs incurred through June 30, 2006. Thereafter, the Company filed a Motion for Judgment Notwithstanding the Verdict. The trial court denied the Company’s Motion on February 23, 2007. The trial court also denied OSI’s claim for a constructive trust and prejudgment interest. The Company has appealed the trial court’s judgment to the U.S. Court of Appeals for the Second Circuit. OSI has appealed the trial court’s ruling in respect of its claim for a constructive trust and prejudgment interest.

Bashkirian Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The Company filed its answer on September 7, 2007.

Aircrew Training and Rehearsal Support (ATARS).    Following a lawsuit filed by Lockheed Martin Corporation (Lockheed) on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program, the Company received

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents produced in the civil litigation, which was settled in November 2007. The Company is cooperating fully with the Government.

Government Investigation of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice (DoJ) requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he is a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, L-3 Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before the Department of Justice acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, the potential exists that L-3 Services could be suspended or debarred from conducting business with the U.S. Government.

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

Derivative Action.    On March 23, 2007, Joshua Teitelbaum filed a shareholder derivative complaint in the Delaware Court of Chancery against the Company’s directors and certain current and former officers. The complaint is similar to three other complaints that were recently voluntarily dismissed by the plaintiffs in those actions. This complaint alleges, among other things, breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement, equitable relief and an award of fees and expenses. The Company has filed a motion to dismiss or stay the action.

Class and Derivative Action.    On February 7, 2008, the Supreme Court of New York, County of New York, dismissed the lawsuit filed by plaintiff, Indiana Electrical Worker’s Pension Trust Fund, based upon plaintiff’s voluntary dismissal of the case. The lawsuit related to L-3’s historical stock option granting practices and was included in the Company’s Third Quarter 2007 Form 10-Q.

CyTerra Government Investigation.    On November 14, 2006, CyTerra was served with a subpoena by the Department of Defense Office of the Inspector General. The Company is cooperating with the Government and has provided the requested documents. Subpoenas were also served on several CyTerra subcontractors and vendors. Based on the documents requested and the questions asked at the employee interviews, we surmise that the Government’s investigation is focused on cost and pricing issues for the time period before L-3 acquired CyTerra. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

SEC Inquiry.    In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company voluntarily provided information and cooperated fully with the SEC.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gol Airlines.    The Company has been served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed Martin, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems (ACSS), a joint venture of L-3 and Thales. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The Company’s insurers have accepted defense of this matter and have retained counsel.

Pilatus PC-12 Aircraft.    On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor of L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The Company’s insurers have accepted defense of the matter and have retained counsel.

T-39 Saberliner Aircraft.    Three wrongful death lawsuits have been filed against the Company in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that the pilot in command, David Roark, was an employee of L-3 Vertex and the aircraft was maintained by L-3 Vertex. Plaintiffs assert that the Company and Roark were negligent in conducting proper pre-flight planning and in adhering to practices to avoid controlled flight into the terrain. The cases have been transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel.

18.    Pensions and Other Employee Benefits

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In accordance with SFAS 158, the Company recognizes the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements. SFAS 158 also requires the Company to measure pension and postretirement benefit plan assets and benefit obligations as of December 31, beginning no later than the year ending December 31, 2008. The Company has adopted a December 31 measurement date for the year ending December 31, 2007. Previously, the Company used

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a November 30 measurement date for its pension and post-retirement benefit plans. Due to the change in the measurement date, retained earnings decreased by $5.0 million and accumulated other comprehensive income increased by $39.8 million, after income taxes. In connection with the change in measurement date, the Company elected to remeasure its plan assets and benefit obligations as of January 1, 2007.

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension Plans		Postretirement Benefit Plans
	2007(1)	2006	2007(1)	2006
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,657.8	$1,466.3	$187.4	$174.2
Service cost	102.5	87.6	6.9	5.7
Interest cost	102.9	85.5	10.5	9.4
Plan participants’ contributions	3.5	3.6	3.2	2.3
Amendments	7.3	0.2	(2.5)	(2.4)
Actuarial (gain)/loss	(161.7)	13.6	(15.8)	6.7
Obligations assumed in connection with business acquisitions	—	49.6	—	—
Foreign currency exchange rate changes	43.6	3.9	6.1	(0.1)
Curtailments, settlements and special termination benefits	(1.0)	0.3	—	0.3
Benefits paid	(67.3)	(52.8)	(13.0)	(8.7)
Benefit obligation at the end of the year	$1,687.6	$1,657.8	$182.8	$187.4
Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,298.1	$1,029.7	$29.8	$23.4
Actual return on plan assets	41.7	139.7	1.6	2.9
Employer contributions	94.0	178.3	12.0	9.9
Plan participants’ contributions	3.5	3.6	3.2	2.3
Foreign currency exchange rate changes	36.7	(0.4)	—	—
Benefits paid	(67.3)	(52.8)	(13.0)	(8.7)
Fair value of plan assets at the end of the year	$1,406.7	$1,298.1	$33.6	$29.8
Funded status at the end of the year	$(280.9)	$(359.7)	$(149.2)	$(157.6)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$27.8	$26.5	$—	$—
Current liabilities	(0.2)	(0.2)	(7.5)	(7.1)
Non-current liabilities	(308.5)	(386.0)	(141.7)	(150.5)
	$(280.9)	$(359.7)	$(149.2)	$(157.6)

(1)	Due to the change in measurement date as discussed above, the change in benefit obligation and plan assets information in the table covers the 13 month period from November 2006 to December 2007. For the month ended December 31, 2006, service cost was $7.2 million, interest cost was $7.5 million, actuarial gains were $60.4 million, benefits paid were $4.4 million, and actual return on plan assets was $8.9 million for the pension plans. For the month ended December 31, 2006, service cost was $0.5 million, interest cost was $0.8 million, actuarial gains were $5.1 million, benefits paid were $0.8 million, and actual return on plan assets was $0.1 million for the postretirement benefit plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive income (loss) account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006
	(in millions)
Net loss	$168.2	$259.9	$0.1	$17.8
Prior service cost (credit)	24.5	20.6	(19.3)	(21.7)
Total amount recognized	$192.7	$280.5	$(19.2)	$(3.9)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $1,403.7 million at the year end 2007 and $1,377.7 million at year end 2006. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at year end 2007 and 2006.

	Pension Plans
	2007	2006
	(in millions)
Projected benefit obligation	$671.8	$1,080.4
Accumulated benefit obligation	597.9	945.7
Fair value of plan assets	493.7	741.7

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2007 and 2006.

	Pension Plans				Postretirement Benefit Plans
	2007		2006		2007		2006
Benefit obligations:
Discount rate	6.36	%(1)	5.61	%(1)	6.07	%(2)	5.37	%(2)
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%

(1)	The discount rate assumptions used to determine the benefit obligations for the Company’s pension plans at December 31, 2007 and 2006 were 6.50% and 5.75% for the U.S. based plans, 5.75% and 5.0% for the Canadian based plans and 5.40% and 4.5% for the German based plans.
(2)	The discount rate assumptions used to determine the benefit obligations for the Company’s postretirement benefit plans at December 31, 2007 and 2006 were 6.25% and 5.50% for the U.S. based plans and 5.50% and 4.75% for the Canadian based plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2007, 2006 and 2005.

	Pension Plans			Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$95.3	$87.6	$74.6	$6.4	$5.7	$5.0
Interest cost	95.4	85.5	75.6	9.7	9.4	8.7
Expected return on plan assets	(111.6)	(90.0)	(77.4)	(1.8)	(1.5)	(1.3)
Amortization of prior service costs (credits)	2.9	2.6	2.6	(4.6)	(4.2)	(3.9)
Amortization of net loss (gain)	10.5	18.8	13.6	3.3	0.9	(0.3)
Curtailment or settlement loss (gain)	0.5	0.4	0.2	—	0.3	(0.1)
Net periodic benefit cost	$93.0	$104.9	$89.2	$13.0	$10.6	$8.1

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the year ended December 31, 2007.

	Pension Plans	Postretirement Benefit Plans
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain	$(19.6)	$(9.0)
Prior service cost (credit)	5.5	(2.3)
Amortization of net loss	(10.5)	(3.3)
Amortization of prior service (cost) credit	(2.9)	4.6
Total recognized in other comprehensive income	(27.5)	(10.0)
Total recognized in net periodic benefit cost and other comprehensive income	$65.5	$3.0

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive loss and recognized as components of net periodic benefit costs during 2008.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss	$7.3	$(0.1)	$7.2
Prior service cost (credit)	3.3	(3.4)	(0.1)
	$10.6	$(3.5)	$7.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005.

	Pension Plans						Postretirement Benefit Plans
	2007		2006		2005		2007		2006	2005
Net periodic benefit cost:
Discount rate	5.85	%(1)	5.75%		6.00%		5.62	%(3)	5.50%	6.00%
Expected long-term return on plan assets	8.54	%(2)	8.55	%(2)	8.52	%(2)	6.25%		6.39%	6.39%
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%		4.50%	4.50%

(1)	The discount rate assumptions used to determine the net periodic benefit cost for the year ended December 31, 2007 were 6.0% for the U.S. based plans, 5.25% for the Canadian based plans and 4.5% for German based plans.
(2)	The expected long-term return on plan assets assumptions used to determine the net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were 8.75% for the U.S. based plans and 7.5% for the Canadian based plans.
(3)	The discount rate assumptions used to determine the net periodic benefit cost for the year ended December 31, 2007 were 5.75% for the U.S. based plans and 5.0% for the Canadian based plans.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 10.25% in 2008 and is assumed to gradually decrease to a rate of 5.0% in 2014 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$1.0	$(0.8)
Effect on postretirement benefit obligations	10.2	(8.7)

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

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans’ assets

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at December 31, 2007, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at year-end 2007 and 2006, by asset category.

	U.S.			Non-U.S.(1)
Asset Category	Range	2007	2006	Range	2007	2006
Domestic equity	40% - 60%	51%	51%	15% - 40%	24%	21%
International equity	10% - 20%	18	15	20% - 40%	24	24
Fixed income securities	20% - 40%	21	19	30% - 55%	35	34
Real estate securities	5% - 15%	6	8	—	—	—
Other, primarily cash and cash equivalents	0% - 10%	4	7	0% - 15%	17	21
Total		100%	100%		100%	100%

(1)	Non-U.S. pension plans represent the Company’s participating Canadian subsidiaries. The plans’ percentage asset allocation for certain business acquisitions includes a receivable due from the seller to fund the acquisition date pension obligations, which is included in other, primarily cash and cash equivalents.

Contributions.    For the year ending December 31, 2008, the Company currently expects to contribute approximately $65 million to its pension plans and approximately $12 million to its postretirement benefit plans.

Multi-employer Benefit Plans.    Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans based on a fixed rate per hour of service worked by the covered employees. Under these plans, the Company contributed cash and recorded expenses of $10.9 million for 2007, $9.6 million for 2006 and $8.7 million for 2005.

Lockheed Martin Commitment.    In connection with the Company’s acquisition of ten business units from Lockheed Martin and the formation of the Company in 1997, the Company assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses from Lockheed Martin. Lockheed Martin previously received a letter from the Pension Benefit Guaranty Corporation (PBGC), indicating that the pension plans of two businesses were under funded using the PBGC’s actuarial assumptions (Subject Plans).

With respect to the Subject Plans, Lockheed Martin entered into an agreement (Lockheed Martin Commitment) with L-3 and the PBGC dated as of April 30, 1997. The terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue until the Subject Plans are no longer under funded on a PBGC basis for two consecutive years, or immediately if the Company achieves investment grade credit ratings on all of the Company’s outstanding debt. If Lockheed Martin did assume sponsorship of the Subject plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans. The terms and conditions of the Lockheed Martin Commitment would require the Company to reimburse Lockheed Martin for these costs. Lockheed Martin has not assumed sponsorship or provided another form of financial support for the Subject Plans.

The Company believes it has performed its obligations under the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans. For the year ended December 31, 2007, the Company contributed $8 million to the Subject Plans. At December 31, 2007, the aggregate projected benefit obligation was $238 million and the aggregate plan assets were $222 million for the Subject Plans. At December 31, 2007, the Company had recorded a liability of $16 million for the under funded status of the Subject Plans.

Estimated Future Benefit Payments.    The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Drug, Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2008	$68	$11	$1
2009	75	12	1
2010	81	13	1
2011	86	14	1
2012	91	14	1
Years 2013-2017	594	76	9

Employee Savings Plans.    Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $126.3 million for 2007, $111.5 million for 2006 and $81.6 million for 2005.

19.    Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Interest paid	$280.0	$287.0	$163.6
Income tax payments(1)	199.6	67.3	79.8
Income tax refunds	7.1	6.0	4.6

(1)	Excess income tax benefits related to share-based payment arrangements generated from equity-based compensation awards exercised or vested by employees were $17.1 million for the year ended December 31, 2007 and $62.8 million for the year ended December 31, 2006 and are included in net cash from financing activities on the statement of cash flows in accordance with SFAS 123R. Due to the classification of excess income tax benefits related to share-based payment arrangements in net cash from financing activities, net cash flow from operating activities includes income tax payments of $216.7 million for the year ended December 31, 2007 and $130.1 million for the year ended December 31, 2006. Prior to the implementation of SFAS 123R, this benefit is included in net cash from operating activities on the statement of cash flows for the year ended December 31, 2005.

20.    Segment Information

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) AM&M and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the Q2 2006 Charges (which were not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2007	2006	2005
Net Sales
Products
C3ISR	$1,750.9	$1,671.0	$1,458.7
Government Services	272.8	181.1	90.3
AM&M	631.1	582.0	482.9
Specialized Products	4,101.8	3,649.9	2,764.8
Elimination of intercompany sales	(184.9)	(150.8)	(131.1)
Total products sales	6,571.7	5,933.2	4,665.6
Services
C3ISR	589.0	393.0	395.8
Government Services	4,160.1	3,751.0	2,148.7
AM&M	1,899.7	1,745.7	1,726.2
Specialized Products	852.6	765.9	584.1
Elimination of intercompany sales	(112.6)	(111.9)	(75.7)
Total services sales	7,388.8	6,543.7	4,779.1
Consolidated total	$13,960.5	$12,476.9	$9,444.7
Operating Income
C3ISR	$231.6	$215.8	$216.7
Government Services	403.5	342.9	201.8
AM&M	246.6	232.6	219.8
Specialized Products	566.4	487.8	358.4
Segment Total	$1,448.1	$1,279.1	$996.7
Litigation charge	—	(129.0)	—
Stock-based charge	—	(39.2)	—
Consolidated total	$1,448.1	$1,110.9	$996.7
Depreciation and amortization
C3ISR	$38.9	$35.0	$31.5
Government Services	33.0	27.6	14.5
AM&M	29.1	25.7	24.8
Specialized Products	106.2	99.9	77.0
Consolidated total	$207.2	$188.2	$147.8
Capital Expenditures
C3ISR	$32.4	$34.0	$31.7
Government Services	14.3	8.2	5.3
AM&M	14.4	20.7	17.8
Specialized Products	93.5	85.5	62.0
Corporate	2.5	7.6	3.1
Consolidated total	$157.1	$156.0	$119.9

	December 31,
	2007	2006	2005
Total Assets
C3ISR	$1,844	$1,707	$1,364
Government Services	3,438	3,334	3,395
AM&M	1,927	1,873	1,636
Specialized Products	6,147	5,660	4,705
Corporate	1,035	713	809
Consolidated total	$14,391	$13,287	$11,909

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
U.S.	$11,867	$10,683	$8,190
Foreign:
Canada	368	351	335
Germany	318	258	74
United Kingdom	216	178	159
South Korea	193	193	95
Australia	93	87	49
New Zealand	88	111	90
Other	818	616	453
Total foreign	2,094	1,794	1,255
Consolidated	$13,961	$12,477	$9,445

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
U.S. Government agencies(1)	$11,102	$9,978	$7,542
Commercial	1,887	1,616	1,146
Allied foreign governments(1)	972	883	757
Consolidated	$13,961	$12,477	$9,445

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate customer for which the Company is a subcontractor.

The Company’s net sales to the U.S. Government agencies (in the table above), include L-3’s largest contract in terms of annual sales, which represented $738 million or 5% of consolidated net sales and is the World Wide Linguist Support Services contract (Linguist Contract) with the U.S. Army. On December 9, 2007, the Linguist Contract period of performance was extended to March 8, 2008. On February 15, 2008, INSCOM announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and on February 22, 2008, we filed a protest of INSCOM’s selection with the U.S. Government Accountability Office. The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.    Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2007 and 2006 is presented in the table below. The Company’s unaudited quarterly results of operations are affected significantly by our business acquisitions. See Note 4.

	March 31	June 30(1)	September 30	December 31
	(in millions, except per share data)
2007
Sales	$3,299.7	$3,407.5	$3,447.7	$3,805.6
Operating income	326.1	354.7	371.3	396.0
Net income	162.1	188.1	198.5	207.4
Basic EPS	1.30	1.51	1.58	1.66
Diluted EPS	1.29	1.49	1.56	1.63
2006
Sales	$2,903.8	$3,083.4	$3,104.5	$3,385.2
Operating income	288.4	148.4	333.3	340.8
Net income	138.9	49.8	163.8	173.6
Basic EPS	1.15	0.41	1.32	1.39
Diluted EPS	1.13	0.40	1.31	1.37

(1)	The 2006 second quarter includes the Litigation Charge of $129.0 million ($78.2 million after income taxes, or $0.63 per diluted share), see Note 17, and the Stock-Based Charge of $39.2 million ($25.5 million after income taxes, or $0.20 per diluted share), see Note 3.

22.    Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock, additional paid-in capital, treasury stock and retained earnings, are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2007.

	L-3 Communications Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
	(in millions)
Balance at December 31, 2004	100	$—	$2,780.5	$—	$1,095.9	$3,876.4
Net income	—	—	—	—	508.5	508.5
Contributions from L-3 Holdings	—	—	260.3	—	—	260.3
Dividends to L-3 Holdings	—	—	—	—	(59.4)	(59.4)
Balance at December 31, 2005	100	—	3,040.8	—	1,545.0	4,585.8
Net income	—	—	—	—	526.1	526.1
Contributions from L-3 Holdings	—	—	361.2	—	—	361.2
Dividends to L-3 Holdings	—	—	—	—	(118.1)	(118.1)
Balance at December 31, 2006	100	—	3,402.0	—	1,953.0	5,355.0
Net income	—	—	—	—	756.1	756.1
Contributions from L-3 Holdings	—	—	351.0	—	—	351.0
Dividends to L-3 Holdings	—	—	—	—	(625.5)	(625.5)
Other	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2007	100	$—	$3,753.0	$—	$2,082.5	$5,835.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings’ employee stock options, and related tax benefits, and (iii) L-3 Holdings’ common stock contributed to the Company’s savings plans are contributed to L-3 Communications. L-3 Holdings’ common stock issued to holders of the Convertible Notes and old CODES who converted such notes were also contributed to L-3 Communications. See Notes 2 and 10.

The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the ‘‘Guarantor Subsidiaries’’). See Note 10. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the ‘‘Non-Guarantor Subsidiaries’’) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Balance Sheets		(in millions)
At December 31, 2007:
Current assets:
Cash and cash equivalents	$—	$632.5	$(89.5)	$236.8	$—	$779.8
Contracts in process	—	795.4	2,114.6	468.3	—	3,378.3
Other current assets	—	331.9	141.6	131.5	—	605.0
Total current assets	—	1,759.8	2,166.7	836.6	—	4,763.1
Goodwill	—	960.5	5,912.6	1,292.0	—	8,165.1
Other assets	11.0	397.0	865.0	200.5	(11.0)	1,462.5
Investment in and amounts due from consolidated subsidiaries	6,677.9	9,113.1	459.7	12.3	(16,263.0)	—
Total assets	$6,688.9	$12,230.4	$9,404.0	$2,341.4	$(16,274.0)	$14,390.7
Current liabilities	$—	$878.3	$1,133.3	$570.1	$—	$2,581.7
Other long-term liabilities	—	739.6	241.3	215.6	—	1,196.5
Long-term debt	700.0	4,536.5	—	—	(700.0)	4,536.5
Minority interests	—	87.1	—	—	—	87.1
Shareholders’ equity	5,988.9	5,988.9	8,029.4	1,555.7	(15,574.0)	5,988.9
Total liabilities and shareholders’ equity	$6,688.9	$12,230.4	$9,404.0	$2,341.4	$(16,274.0)	$14,390.7
At December 31, 2006:
Current assets:
Cash and cash equivalents	$—	$303.2	$(99.8)	$144.8	$—	$348.2
Contracts in process	—	701.5	1,901.5	429.4	—	3,032.4
Other current assets	—	310.8	134.4	104.0	—	549.2
Total current assets	—	1,315.5	1,936.1	678.2	—	3,929.8
Goodwill	—	987.4	5,706.1	1,176.8	—	7,870.3
Other assets	14.3	441.7	865.9	179.0	(14.3)	1,486.6
Investment in and amounts due from consolidated subsidiaries	5,991.6	8,592.6	1,727.0	65.2	(16,376.4)	—
Total assets	$6,005.9	$11,337.2	$10,235.1	$2,099.2	$(16,390.7)	$13,286.7
Current liabilities	$—	$879.2	$1,005.3	$491.9	$—	$2,376.4
Other long-term liabilities	—	532.8	259.5	192.8	—	985.1
Long-term debt	700.0	4,535.0	—	—	(700.0)	4,535.0
Minority interests	—	84.3	—	—	—	84.3
Shareholders’ equity	5,305.9	5,305.9	8,970.3	1,414.5	(15,690.7)	5,305.9
Total liabilities and shareholders’ equity	$6,005.9	$11,337.2	$10,235.1	$2,099.2	$(16,390.7)	$13,286.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statement of Operations:		(in millions)
For the year ended December 31, 2007:
Net sales	$—	$2,706.2	$9,426.1	$1,910.6	$(82.4)	$13,960.5
Cost of sales	52.7	2,371.1	8,537.2	1,686.5	(135.1)	12,512.4
Operating income	(52.7)	335.1	888.9	224.1	52.7	1,448.1
Interest and other income, net	—	26.7	3.1	5.5	(4.3)	31.0
Interest expense	24.3	293.8	1.2	5.3	(28.6)	296.0
Minority interests in net income of consolidated subsidiaries	—	9.0	—	—	—	9.0
Income (loss) before income taxes	(77.0)	59.0	890.8	224.3	77.0	1,174.1
Provision (benefit) for income taxes	(27.4)	21.1	317.1	79.8	27.4	418.0
Equity in net income of consolidated subsidiaries	805.7	718.2	—	—	(1,523.9)	—
Net income	$756.1	$756.1	$573.7	$144.5	$(1,474.3)	$756.1
For the year ended December 31, 2006:
Net sales	$—	$2,734.3	$8,167.9	$1,611.4	$(36.7)	$12,476.9
Cost of sales	46.6	2,412.4	7,375.5	1,446.6	(83.3)	11,197.8
Litigation charge	—	129.0	—	—	—	129.0
Stock-Based charge	39.2	39.2	—	—	(39.2)	39.2
Operating income	(85.8)	153.7	792.4	164.8	85.8	1,110.9
Interest and other income, net	—	27.0	3.5	5.6	(15.9)	20.2
Interest expense	24.3	294.9	1.1	16.0	(40.2)	296.1
Minority interests in net income of consolidated subsidiaries	—	10.4	—	—	—	10.4
Income (loss) before income taxes	(110.1)	(124.6)	794.8	154.4	110.1	824.6
Provision (benefit) for income taxes	(39.9)	(45.1)	287.7	55.9	39.9	298.5
Equity in net income of consolidated subsidiaries	596.3	605.6	—	—	(1,201.9)	—
Net income	$526.1	$526.1	$507.1	$98.5	$(1,131.7)	$526.1
For the year ended December 31, 2005:
Net sales	$—	$2,476.4	$5,887.8	$1,105.2	$(24.7)	$9,444.7
Cost of sales	5.0	2,143.6	5,330.6	998.5	(29.7)	8,448.0
Operating income	(5.0)	332.8	557.2	106.7	5.0	996.7
Interest and other income, net	—	16.0	0.9	2.1	(13.5)	5.5
Interest expense	10.1	202.6	1.6	13.5	(23.6)	204.2
Minority interests in net income of consolidated subsidiaries	—	9.7	—	—	—	9.7
Income (loss) before income taxes	(15.1)	136.5	556.5	95.3	15.1	788.3
Provision (benefit) for income taxes	(5.4)	48.5	197.5	33.8	5.4	279.8
Equity in net income of consolidated subsidiaries	518.2	420.5	—	—	(938.7)	—
Net income	$508.5	$508.5	$359.0	$61.5	$(929.0)	$508.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statement of Cash Flows:		(in millions)
For the year ended December 31, 2007:
Operating activities:
Net cash from operating activities	$625.5	$54.3	$987.3	$228.6	$(625.5)	$1,270.2
Investing activities:
Business acquisitions, net of cash acquired	—	(235.0)	—	—	—	(235.0)
Other investing activities	(152.5)	(38.2)	(86.9)	(28.1)	152.5	(153.2)
Net cash used in investing activities	(152.5)	(273.2)	(86.9)	(28.1)	152.5	(388.2)
Financing activities:
Common stock repurchased	(499.7)	—	—	—	—	(499.7)
Other financing activities	26.7	548.2	(890.1)	(122.4)	473.0	35.4
Net cash used in financing activities	(473.0)	548.2	(890.1)	(122.4)	473.0	(464.3)
Effect of exchange rate on cash	—	—	—	13.9	—	13.9
Net increase (decrease) in cash	—	329.3	10.3	92.0	—	431.6
Cash and cash equivalents, beginning of the year	—	303.2	(99.8)	144.8	—	348.2
Cash and cash equivalents, end of the year	$—	$632.5	$(89.5)	$236.8	$—	$779.8
For the year ended December 31, 2006:
Operating activities:
Net cash from operating activities	$118.2	$74.0	$858.1	$142.2	$(118.2)	$1,074.3
Investing activities:
Business acquisitions, net of cash acquired	—	(942.7)	—	—	—	(942.7)
Other investing activities	(132.1)	(47.2)	(74.3)	(26.5)	132.1	(148.0)
Net cash used in investing activities	(132.1)	(989.9)	(74.3)	(26.5)	132.1	(1,090.7)
Financing activities:
Common shares repurchased	(25.5)	—	—	—	—	(25.5)
Other financing activities	39.4	930.6	(888.3)	(71.6)	(13.9)	(3.8)
Net cash used in financing activities	13.9	930.6	(888.3)	(71.6)	(13.9)	(29.3)
Net increase (decrease) in cash	—	14.7	(104.5)	44.1	—	(45.7)
Cash and cash equivalents, beginning of the year	—	288.5	4.7	100.7	—	393.9
Cash and cash equivalents, end of the year	$—	$303.2	$(99.8)	$144.8	$—	$348.2
For the year ended December 31, 2005:
Operating activities:
Net cash from operating activities	$59.4	$269.7	$460.8	$116.3	$(59.4)	$846.8
Investing activities:
Business acquisitions, net of cash acquired	—	(3,434.8)	—	—	—	(3,434.8)
Other investing activities	(116.2)	(38.8)	(61.3)	(12.4)	116.2	(112.5)
Net cash used in investing activities	(116.2)	(3,473.6)	(61.3)	(12.4)	116.2	(3,547.3)
Financing activities:
Proceeds from sale of senior subordinated notes	700.0	990.9	—	—	—	1,690.9
Borrowings under term loan facility	—	750.0	—	—	—	750.0
Other financing activities, net	(643.2)	1,160.3	(401.5)	(58.7)	(56.8)	0.1
Net cash from financing activities	56.8	2,901.2	(401.5)	(58.7)	(56.8)	2,441.0
Net increase (decrease) in cash	—	(302.7)	(2.0)	45.2	—	(259.5)
Cash and cash equivalents, beginning of the year	—	591.2	6.7	55.5	—	653.4
Cash and cash equivalents, end of the year	$—	$288.5	$4.7	$100.7	$—	$393.9