Form 10-Q
period 2008-06-27
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2008-08-06
CIK 1039101, 1056239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
             reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

There were 121,421,623 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 1, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 27, 2008

		Page
		No.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 27, 2008 and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarterly periods and the First Half periods ended June 27, 2008 and June 29, 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the First Half periods ended June 27, 2008 and June 29, 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	44

ITEM 4.	Controls and Procedures	44

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 1A.	Risk Factors	46

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 4.	Submission of Matters to a Vote of Security Holders	47

ITEM 5.	Other Information	47

ITEM 6.	Exhibits	47

Signature		48
EX-10.2: 2008 LONG TERM PERFORMANCE PLAN NONQUALIFIED STOCK OPTION AGREEMENT
EX-10.3: 2008 LONG TERM PERFORMANCE PLAN RESTRICTED STOCK UNIT AGREEMENT
EX-10.4: 2008 LONG TERM PERFORMANCE PLAN PERFORMANCE UNIT AGREEMENT
EX-10.5: 2008 LONG TERM PERFORMANCE PLAN PERFORMANCE UNIT AWARD NOTICE (2008 VERSION)
EX-10.6: AMENDMENT NO. 1 TO 1999 LTPP RSU AGREEMENTS
EX-10.8: PERSONAL SERVICES AGREEMENT WITH ROBERT W. DREWES
EX-12: RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 27,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$622	$780
Billed receivables, net of allowances, of $21 in 2008 and 2007	1,324	1,279
Contracts in process	2,188	2,099
Inventories	281	249
Deferred income taxes	205	246
Other current assets	145	110

Total current assets	4,765	4,763

Property, plant and equipment, net	774	754
Goodwill	8,310	8,165
Identifiable intangible assets	442	441
Deferred debt issue costs	50	56
Other assets	180	212

Total assets	$14,521	$14,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$649	$571
Accrued employment costs	632	633
Accrued expenses	437	369
Advance payments and billings in excess of costs incurred	472	463
Income taxes	22	63
Other current liabilities	344	483

Total current liabilities	2,556	2,582

Pension and postretirement benefits	474	450
Deferred income taxes	313	245
Other liabilities	494	501
Long-term debt	4,537	4,537

Total liabilities	8,374	8,315

Commitments and contingencies (see Note 13)
Minority interests	88	87

Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; 300,000,000 shares authorized, 120,786,738 shares outstanding at June 27, 2008 and 124,174,825 shares outstanding at December 31, 2007 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	3,920	3,753
L-3 Holdings’ treasury stock (at cost), 10,375,191 shares at June 27, 2008 and 5,533,159 shares at December 31, 2007	(1,025)	(525)
Retained earnings	3,004	2,608
Accumulated other comprehensive income	160	153

Total shareholders’ equity	6,059	5,989

Total liabilities and shareholders’ equity	$14,521	$14,391

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	June 27,	June 29,
	2008	2007

Net sales:
Products	$1,765	$1,553
Services	1,957	1,854

Total net sales	3,722	3,407

Cost of sales:
Products	1,598	1,373
Services	1,749	1,679

Total cost of sales	3,347	3,052
Litigation gain (Note 13)	126	—

Operating income	501	355
Interest and other income, net	7	8
Interest expense	61	74
Minority interests in net income of consolidated subsidiaries	3	2

Income before income taxes	444	287
Provision for income taxes	166	99

Net income	$278	$188

L-3 Holdings’ earnings per common share:
Basic	$2.28	$1.51

Diluted	$2.24	$1.49

L-3 Holdings’ weighted average common shares outstanding:
Basic	122.0	124.9

Diluted	124.0	126.4

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	June 27,	June 29,
	2008	2007

Net sales:
Products	$3,368	$3,148
Services	3,860	3,559

Total net sales	7,228	6,707

Cost of sales:
Products	3,027	2,800
Services	3,458	3,226

Total cost of sales	6,485	6,026

Litigation gain (Note 13)	126	—

Operating income	869	681
Interest and other income, net	15	13
Interest expense	132	147
Minority interests in net income of consolidated subsidiaries	6	5

Income before income taxes	746	542
Provision for income taxes	276	192

Net income	$470	$350

L-3 Holdings’ earnings per common share:
Basic	$3.84	$2.81

Diluted	$3.78	$2.77

L-3 Holdings’ weighted average common shares outstanding:
Basic	122.3	124.8

Diluted	124.3	126.2

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	June 27,	June 29,
	2008	2007

Operating activities:
Net income	$470	$350
Depreciation of property, plant and equipment	76	72
Amortization of intangibles and other assets	27	29
Deferred income tax provision	111	56
Stock-based employee compensation expense	30	23
Contributions to employee savings plans in L-3 Holdings’ common stock	72	72
Amortization of deferred debt issue costs (included in interest expense)	5	5
Impairment charge	28	—
Other non-cash items	(7)	8

Subtotal	812	615

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(29)	43
Contracts in process	(72)	(147)
Inventories	(27)	(6)
Accounts payable, trade	81	24
Accrued employment costs	(5)	7
Accrued expenses	51	43
Other current liabilities	(137)	(18)
Advance payments and billings in excess of costs incurred	10	9
Income taxes	(24)	58
Excess income tax benefits related to share-based payment arrangements	(7)	(10)
Pension and postretirement benefits	21	44
All other operating activities	(46)	(52)

Subtotal	(184)	(5)

Net cash from operating activities	628	610

Investing activities:
Business acquisitions, net of cash acquired	(218)	(195)
Capital expenditures	(76)	(67)
Dispositions of property, plant and equipment	5	2
Proceeds from sale of product lines	12	—
Other investing activities	2	1

Net cash used in investing activities	(275)	(259)

Financing activities:
Common stock repurchased	(500)	(201)
Cash dividends paid on L-3 Holdings’ common stock	(74)	(63)
Proceeds from exercise of stock options	24	49
Proceeds from employee stock purchase plan	35	32
Excess income tax benefits related to share-based payment arrangements	7	10
Other financing activities	(8)	(1)

Net cash used in financing activities	(516)	(174)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5	6

Net (decrease) increase in cash and cash equivalents	(158)	183
Cash and cash equivalents, beginning of the period	780	348

Cash and cash equivalents, end of the period	$622	$531

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

The Company has four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the reportable segments is included in Note 17. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period and first half period ended June 27, 2008 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2007, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 19 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation. It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarters. The interim financial statements included herein have been prepared and are labeled based on that convention. The Company closes its annual books on December 31 regardless of what day it falls on.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2007.

3.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2008 Business Acquisitions

During the first half ended June 27, 2008, in separate transactions, the Company acquired ownership interests in two businesses and increased its ownership interest in a subsidiary for an aggregate purchase price of $192 million in cash, plus acquisition costs, which are described below. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these businesses was $131 million, which was assigned to the Specialized Products reportable segment. Of this aggregate goodwill amount, $112 million is expected to be deductible for income tax purposes. The final purchase price allocations for these business acquisitions will be based on their final purchase prices, and final appraisals and other analyses of fair values for acquired assets and assumed liabilities, which are currently in process. The final purchase price allocations for these business acquisitions are expected to be completed during the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

second half of 2008. The Company does not expect any of the differences between the preliminary and final purchase price allocations for its 2008 business acquisitions to have a material impact on its results of operations or financial position. The 2008 business acquisitions were all financed with cash on hand.

•	Acquired all of the outstanding stock of HSA Systems Pty Limited of Australia (HSA) on March 14, 2008. HSA is a provider of geospatial, marine and electronic systems for maritime and defense customers. The purchase price for HSA is subject to adjustment based on actual closing date net working capital, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill.

•	Acquired assets and assumed liabilities of Northrop Grumman’s Electro-Optical Systems (EOS) business on April 21, 2008. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers. The purchase price for EOS is subject to adjustment based on actual closing date net working capital, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill.

•	On April 4, 2008, the Company increased its ownership interest in Medical Education Technologies, Inc. (METI) from 80% to 85% for a purchase price of $3 million. METI is a supplier of human patient and surgical simulators, as well as related educational products.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed including acquisition costs, in connection with all of the Company’s business acquisitions that were completed during the first half ended June 27, 2008.

(in millions)

Cash and cash equivalents	$2
Billed receivables	15
Contracts in process	15
Property, plant and equipment	25
Goodwill	131
Identifiable intangible assets	14
Other assets	11

Total assets acquired	213

Current liabilities	20

Total liabilities assumed	20

Net assets acquired	$193

2007 Business Acquisitions

During the first half ended June 27, 2008, the Company completed the final purchase price allocations for APSS S.r.l. (APSS) and MKI Systems, Inc. (MKI). The final purchase price allocations for these business acquisitions did not have a material impact on the Company’s results of operations or financial position. The purchase price for Geneva Aerospace, Inc. (Geneva) is subject to adjustment for additional consideration not to exceed $24 million that is contingent upon its post-acquisition financial performance for the years ending December 31, 2008 and 2009. Any additional consideration paid that is contingent upon post-acquisition performance will be accounted for as goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the first half ended June 27, 2008 and the year ended December 31, 2007, assuming that the business acquisitions completed during these periods had occurred on January 1, 2007.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in millions, except per share data)

Pro forma net sales	$3,731	$3,480	$7,282	$6,844
Pro forma net income	$276	$187	$467	$347
Pro forma diluted earnings per share (EPS)	$2.22	$1.48	$3.76	$2.75

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2007.

2008 Business and Product Line Dispositions

In the second quarter of 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line within the Specialized Products segment for a sales price of $12 million. The Company recognized a preliminary after-tax gain of approximately $7 million (pre-tax gain of $12 million) during the second quarter and first half ended June 27, 2008. The net proceeds for the sale is included in investing activities on the statement of cash flows. The product line generated $23 million of sales for the year ended December 31, 2007 and $8 million for the first half of 2008.

4.	Contracts in Process

The components of contracts in process are presented in the table below.

	June 27,	December 31,
	2008	2007
	(in millions)

Unbilled contract receivables, gross	$1,932	$1,876
Less: unliquidated progress payments	(389)	(391)

Unbilled contract receivables, net	1,543	1,485

Inventoried contract costs, gross	722	673
Less: unliquidated progress payments	(77)	(59)

Inventoried contract costs, net	645	614

Total contracts in process	$2,188	$2,099

Inventoried Contract Costs.  In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
		(in millions)

Amounts included in inventoried contract costs at beginning of the period	$69	$64	$68	$59
Add: Contract costs incurred(1)	318	302	600	576
Amounts included in acquired inventoried contract costs	7	—	7	—
Less: Amounts charged to cost of sales during the year	(315)	(296)	(596)	(565)

Amounts included in inventoried contract costs at end of the period	$79	$70	$79	$70

(1)	Incurred costs include IRAD and B&P costs of $78 million for the quarter ended June 27, 2008, $73 million for the quarter ended June 29, 2007, $137 million for the first half ended June 27, 2008 and $136 million for the first half ended June 29, 2007.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
		(in millions)

Selling, general and administrative expenses	$73	$65	$139	$125
Research and development expenses	24	24	48	47

Total	$97	$89	$187	$172

5.	Inventories

Inventories at Lower of Cost or Market.  The table below presents the components of inventories at cost (first in-first out or average cost), but not in excess of realized value.

	June 27,	December 31,
	2008	2007
	(in millions)

Raw materials, components and sub-assemblies	$120	$106
Work in process	117	106
Finished goods	44	37

Total	$281	$249

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

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2007	$1,022	$2,264	$1,199	$3,680	$8,165
Business acquisitions	3	6	3	130	142
Foreign currency translation adjustments	(1)	—	(7)	11	3

Balance at June 27, 2008	$1,024	$2,270	$1,195	$3,821	$8,310

The increase of $142 million related to business acquisitions is comprised of (1) an increase of $131 million for business acquisitions completed during the first half ended June 27, 2008, (2) an increase of $9 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $2 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008.

During the quarter ended March 28, 2008, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

Identifiable Intangible Assets.  Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	Weighted	June 27, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	22.7	$511	$108	$403	$488	$92	$396
Technology	7.9	73	41	32	73	36	37
Other, primarily favorable leasehold interests	7.7	14	7	7	14	6	8

Total	21.3	$598	$156	$442	$575	$134	$441

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
		(in millions)

Amortization expense	$11	$13	$22	$24

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Based on gross carrying amounts at June 27, 2008, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2008 through 2012 are presented in the table below.

	Years Ending December 31,
	2008	2009	2010	2011	2012
	(in millions)

Estimated amortization expense	$44	$52	$52	$47	$38

At June 27, 2008 and December 31, 2007, the Company had $0.6 million of indefinite-lived identifiable intangible assets.

7.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 27,	December 31,
	2008	2007
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 13)	$18	$134
Accrued product warranty costs	95	98
Accrued interest	64	74
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	47	58
Deferred revenues	21	13
Aggregate purchase price payable for acquired businesses	—	10
Other	99	96

Total other current liabilities	$344	$483

The table below presents the components of other liabilities.

	June 27,	December 31,
	2008	2007
	(in millions)

Other Liabilities:
Non-current income taxes payable	$243	$238
Deferred compensation	78	79
Accrued workers compensation	44	41
Unfavorable lease obligations	9	12
Non-current portion of net deferred gains from terminated interest rate swap agreements	10	12
Notes payable and capital lease obligations	11	11
Accrued product warranty costs	6	—
Accruals for pending and threatened litigation (see Note 13)	3	5
Other non-current liabilities	90	103

Total other liabilities	$494	$501

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 27,	June 29,
	2008	2007
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$98	$92
Acquisitions during the period	2	—
Accruals for product warranties issued during the period	19	16
Accruals for products warranties existing before January 1(2)	1	—
Settlements made during the period	(19)	(20)

Balance at end of period	$101	$88

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. The balance at end of period includes both long-term and short-term amounts.

(2)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2008 and January 1, 2007, respectively.

8.	Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 27,	December 31,
	2008	2007
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(13)	(13)

Carrying amount of long-term debt	$4,537	$4,537

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1 billion. At June 27, 2008, available borrowings under the revolving credit facility were $817 million after reductions for outstanding letters of credit of $183 million.

(2)	The interest rate at June 27, 2008 and December 31, 2007 was 3.33% and 6.34%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding the interest on borrowings under the term loan facility.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(3)	Effective July 29, 2008, under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the 3% Convertible Contingent Debt Securities due 2035 (CODES) will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at the Company’s option. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. L-3 Holdings’ common stock price on August 1, 2008 was $98.21.

9.	Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
		(in millions)

Net income	$278	$188	$470	$350
Other comprehensive income:
Foreign currency translation adjustments	4	54	4	62
Unrealized gains on hedging instruments(1)	—	—	1	5
Amortization of pension and postretirement benefits net loss and prior service cost, net of credits(2)	1	1	2	3

Comprehensive income	$283	$243	$477	$420

(1)	Amounts are net of income taxes of $1 million for the first half ended June 27, 2008, and $3 million for the first half ended June 29, 2007.

(2)	Amounts are net of income taxes of $1 million and $2 million for the quarter and first half ended June 27, 2008, respectively, and $1 million and $2 million for the quarter and first half ended June 29, 2007, respectively. See Note 14.

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

		Unrealized	Unrecognized	Total
		gains	losses	accumulated
	Foreign	(losses) on	and prior	other
	currency	hedging	service cost,	comprehensive
	translation	instruments	net	income
		(in millions)

Balance at December 31, 2007	$259	$(1)	$(105)	$153
Period change	4	1	2	7

Balance at June 27, 2008	$263	$—	$(103)	$160

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.	L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in millions, except per share data)

Basic:
Net income	$278	$188	$470	$350

Weighted average common shares outstanding	122.0	124.9	122.3	124.8

Basic earnings per share	$2.28	$1.51	$3.84	$2.81

Diluted:
Net income	$278	$188	$470	$350

Common and potential common shares:
Weighted average common shares outstanding	122.0	124.9	122.3	124.8
Assumed exercise of stock options	4.3	5.5	4.4	5.7
Unvested restricted stock awards	1.0	0.7	1.1	0.7
Employee stock purchase plan contributions	0.4	0.4	0.4	0.4
Assumed purchase of common shares for treasury	(4.0)	(5.1)	(4.2)	(5.4)
Assumed conversion of the CODES	0.3	—	0.3	—

Common and potential common shares	124.0	126.4	124.3	126.2

Diluted earnings per share	$2.24	$1.49	$3.78	$2.77

L-3 Holdings’ CODES had no impact on diluted EPS for the quarter and first half ended June 29, 2007, because the average market price of L-3 Holdings common stock during the period was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. The conversion price effective July 29, 2008 is $101.13.

Excluded from the computations of diluted EPS are equity securities of 0.5 million for the quarter and first half ended June 27, 2008, and 0.2 million and 0.3 million for the quarter and first half ended June 29, 2007, respectively, because they were anti-dilutive.

EPS for the quarter and first half ended June 27, 2008 includes (1) a gain of $0.65 per diluted share for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict (see Note 13), (2) a gain of $0.06 per diluted share for the sale of the PMD product line (see Note 3), and (3) a non-cash charge of $0.14 per diluted share related to a write-down of capitalized software development costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.	Shareholders’ Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in each case in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by the Company during the first half of 2008.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 28, 2008	2,696,099	$105.08	$283
March 29 — June 27, 2008	2,145,933	$100.93	217

Total	4,842,032	$103.24	$500

At June 27, 2008, the remaining dollar value of the authorized share repurchase program was $225 million.

From June 28, 2008 through August 6, 2008, L-3 has repurchased 275,000 shares of L-3 Holdings’ common stock at an average price of $98.19 per share for an aggregate amount of $27 million.

During the first half of 2008, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividend Paid
				(in millions)

February 5, 2008	February 19, 2008	$0.30	March 17, 2008	$37
April 29, 2008	May 16, 2008	$0.30	June 16, 2008	$37

On July 8, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on September 15, 2008 to shareholders of record at the close of business on August 18, 2008.

12.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 liabilities represent foreign currency forward contracts. Fair value is determined using a valuation model based on observable market inputs, including quoted forward foreign currency exchange rates, and consideration of non-performance risk.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data. The Company has no Level 3 assets or liabilities.

The following table presents our assets and liabilities by level measured at fair value on a recurring basis at June 27, 2008.

Description	Level 1	Level 2	Level 3
	(in millions)

Assets
Cash equivalents	$419	$—	$—
Liabilities
Derivatives, net	$—	$10	$—

The Company has not applied the provisions of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January 1, 2009. The Company currently believes the application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature will not have a material effect on the Company’s financial position, results of operations and cash flows, however the Company is currently assessing the impact.

13.	Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, some of which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, include standard provisions for termination for the convenience of the U.S. Government or for default, and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted or unasserted claims and liabilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The amount of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 27, 2008 and December 31, 2007, the Company did not record any amounts for recoveries that are material from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air.  L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. On November 21, 2007, the Ninth Circuit certified a question of law to the California Supreme Court. The California Supreme Court subsequently denied the request to decide the question of law, and the parties are awaiting the Ninth Circuit’s decision on the appeals.

OSI Systems, Inc.  On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $126 million in damages, including awards of $33 million for compensatory damages and $93 million for punitive damages, principally on the basis of OSI’s fiduciary-based claims. As a result of the jury verdict, the Company recorded a $129 million litigation charge in connection with this litigation, which was accrued as a current liability, and included an estimate of $3 million for external legal costs incurred through June 30, 2006. On June 27, 2008, the U.S. Court of Appeals for the Second Circuit vacated the jury verdict, ruled in favor of L-3 on the fiduciary-based claims, and remanded the case for a new trial solely on OSI’s claim of actual fraud. On July 11, 2008, OSI filed a petition with the Second Circuit seeking a rehearing with respect to the June 27 decision, and the parties are awaiting the Second Circuit’s ruling. Based on the June 27 decision, the Company has reversed the $126 million current liability for pending and threatened litigation and $7 million of related accrued interest.

Bashkirian Airways.  On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The Company filed its answer on September 7, 2007.

Aircrew Training and Rehearsal Support (ATARS).  Following a lawsuit filed by Lockheed Martin Corporation (Lockheed) on April 6, 2006 in the U.S. District Court for the Middle District of Florida

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

against the Company and certain individuals related to the ATARS II Program, the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation, which was settled in November 2007. The Company is cooperating fully with the Government.

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

Rainbownet.  On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $18 million in damages. The Company filed an answer denying the allegations in the complaint and asserting a counterclaim for non-payment of invoices in the amount of approximately $2 million.

Derivative Action.  On March 23, 2007, Joshua Teitelbaum filed a shareholder derivative complaint in the Delaware Court of Chancery against the Company’s directors and certain current and former officers. The complaint is similar to three other complaints that were recently voluntarily dismissed by the plaintiffs in those actions. This complaint alleges, among other things, breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement, equitable relief and an award of fees and expenses. The parties have reached a settlement, which is subject to court approval.

CyTerra Government Investigation.  Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the Department of Defense Office of the Inspector General and the Department of Justice. The Company is cooperating with the Government and has provided the requested documents. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

SEC Inquiry.  In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company voluntarily provided the requested information and continues to cooperate fully with the SEC.

Gol Airlines.  The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed Martin, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(ACSS), a joint venture of L-3 and Thales. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. The plaintiffs timely filed an appeal on August 4, 2008.

Pilatus PC-12 Aircraft.  On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The Company’s insurers have accepted defense of the matter and have retained counsel.

T-39 Sabreliner Aircraft.  Three wrongful death lawsuits have been filed against the Company in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft. The cases have been transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel.

14.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter		First Half		Second Quarter		First Half
	Ended		Ended		Ended		Ended
	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)

Components of net periodic benefit cost:
Service cost	$23	$24	$46	$49	$1	$1	$3	$3
Interest cost	27	23	53	47	2	2	5	5
Expected return on plan assets	(30)	(27)	(60)	(55)	—	—	(1)	(1)
Amortization of prior service costs (credits)	1	1	2	1	—	(1)	(1)	(2)
Amortization of net losses	2	2	4	5	—	1	—	1

Net periodic benefit cost	$23	$23	$45	$47	$3	$3	$6	$6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Contributions.  For the year ending December 31, 2008, the Company currently expects to contribute cash of approximately $65 million to its pension plans, and approximately $12 million to its postretirement benefit plans. The Company contributed cash of $23 million to its pension plans and $5 million to its postretirement benefit plans during the first half ended June 27, 2008.

15.	Employee Stock-Based Compensation

At its Annual Meeting of Stockholders held on April 29, 2008, the stockholders of L-3 Communications Holdings, Inc. approved the L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan (2008 Long Term Performance Plan) and the L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan (2008 Directors Stock Incentive Plan). As a result, no additional awards in respect of shares of L-3 Holdings common stock will be issued under either the 1999 Long Term Performance Plan or the 1998 Directors Stock Option Plan.

Awards under the 2008 Long Term Performance Plan may be granted to any officer or employee of the Company or any of its subsidiaries, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. Awards under the 2008 Long Term Performance Plan may be in the form of stock options, stock appreciation rights, restricted stock and other stock-based awards (including restricted stock units and performance units). Awards under the 2008 Directors Stock Incentive Plan may be granted only to non-employee directors of the Company. Awards under the 2008 Directors Stock Incentive Plan may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. The 2008 Long Term Performance Plan and the 2008 Directors Stock Incentive Plan are collectively referred to as the 2008 Plans. Under the terms of the 2008 Plans, the per share exercise price and base price for awards of stock options and stock appreciation rights, respectively, may not be less than the fair market value of a share of L-3 Holdings’ common stock on the date of the award.

The number of shares of L-3 Holdings’ common stock authorized for grant under the 2008 Plans is 5.3 million, all of which were available for future awards as of June 27, 2008. Under the terms of the 2008 Long Term Performance Plan, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “full value” awards (i.e., all awards other than stock options and stock appreciation rights) is 2,500,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (iii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) to any participant over the life of the 2008 Long Term Performance Plan with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

16.	Supplemental Cash Flow Information

	First Half Ended
	June 27,	June 29,
	2008	2007
	(in millions)

Interest paid	$136	$140
Income tax payments	$195	$85
Income tax refunds	$3	$1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

17.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
	(in millions)

Net Sales
C3ISR	$623	$530	$1,192	$1,086
Government Services	1,098	1,092	2,206	2,128
AM&M	653	638	1,308	1,275
Specialized Products	1,377	1,174	2,586	2,274
Elimination of intercompany sales	(29)	(27)	(64)	(56)

Consolidated total	$3,722	$3,407	$7,228	$6,707

Operating Income
C3ISR	$68	$55	$132	$105
Government Services	122	101	221	193
AM&M	42	65	107	127
Specialized Products(1)	143	134	283	256

Segment total	$375	$355	$743	$681
Litigation gain(2)	126	—	126	—

Consolidated total	$501	$355	$869	$681

Depreciation and amortization
C3ISR	$10	$10	$19	$19
Government Services	9	8	18	16
AM&M	6	6	13	13
Specialized Products	27	27	53	53

Consolidated total	$52	$51	$103	$101

(1)	Operating income for the Specialized Products segment includes (i) a gain of $12 million from the sale of the PMD product line (see Note 3) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.

(2)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict (see Note 13).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	June 27,	December 31,
	2008	2007
	(in millions)

Total Assets
C3ISR	$1,863	$1,844
Government Services	3,488	3,438
AM&M	1,930	1,927
Specialized Products	6,462	6,147
Corporate	778	1,035

Consolidated total	$14,521	$14,391

18.	Accounting Standards Issued and Not Yet Implemented

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based awards, such as restricted stock or restricted stock units, which entitle the holder to receive non-forfeitable rights to dividends before vesting, meet the definition of participating securities. As participating securities, these securities are therefore included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for the Company beginning January 1, 2009. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of the FSP. FSP EITF 03-6-1 will have an impact on basic and diluted EPS, which the Company is currently assessing, but will not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued FSP Accounting Pronouncement Bulletin 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 provides new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The FSP clarifies that: (1) these types of convertible debt instruments are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (2) issuers of these types of convertible debt instruments separately account for the liability and equity components in a manner that reflects the Company’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for the Company beginning on January 1, 2009 and will be applied retrospectively. A cumulative effect adjustment will be reflected in the carrying amounts of the Company’s assets and liabilities as of the beginning of the first period presented. FSP APB 14-1 will have an impact on the Company’s financial position and results of operations, which the Company is currently assessing, but will not have an impact on the Company’s cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 enhances the disclosures for derivative instruments and related hedging activities to include, among other disclosures, the location and fair value amounts of derivative instruments, hedged items and related gains and losses in the balance sheet and income statements, presented in a tabular format. SFAS 161 is effective for the Company beginning January 1, 2009 and will be applied prospectively. SFAS 161 will not have a material effect on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which supercedes SFAS No. 141, Business Combinations. SFAS 141(R) changes how business acquisitions will be

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

accounted for and affects how business acquisitions will be reflected in the Company’s financial statements. SFAS 141(R) is to be applied prospectively to business combinations completed on or after January 1, 2009. The Company is currently assessing the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. The Company’s Statement of Operations will include: (1) net income from both L-3 and the minority shareholder(s) share of earnings and (2) a new category called Net Earnings Attributable to Parent, which is similar to current net income. SFAS 160 will also expand disclosures to clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As of June 27, 2008, the initial impact on the Company of implementing SFAS 160 would be to reclassify $88 million of minority interests to non-controlling interests within stockholder’s equity.

19.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the senior subordinated notes and borrowings under amounts drawn against the senior credit facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Balance Sheets At June 27, 2008:
Current assets:
Cash and cash equivalents	$—	$403	$(30)	$249	$—	$622
Billed receivables	—	252	820	252	—	1,324
Contracts in process	—	551	1,373	264	—	2,188
Other current assets	—	304	170	157	—	631

Total current assets	—	1,510	2,333	922	—	4,765
Goodwill	—	1,041	5,960	1,309	—	8,310
Other assets	9	420	823	203	(9)	1,446
Investment in and amounts due from consolidated subsidiaries	6,750	9,200	699	11	(16,660)	—

Total assets	$6,759	$12,171	$9,815	$2,445	$(16,669)	$14,521

Current liabilities	$—	$682	$1,232	$642	$—	$2,556
Other long-term liabilities	—	805	235	241	—	1,281
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	88	—	—	—	88
Shareholders’ equity	6,059	6,059	8,348	1,562	(15,969)	6,059

Total liabilities and shareholders’ equity	$6,759	$12,171	$9,815	$2,445	$(16,669)	$14,521

At December 31, 2007:
Current assets:
Cash and cash equivalents	$—	$632	$(89)	$237	$—	$780
Billed receivables	—	291	767	221	—	1,279
Contracts in process	—	505	1,347	247	—	2,099
Other current assets	—	332	142	131	—	605

Total current assets	—	1,760	2,167	836	—	4,763
Goodwill	—	961	5,912	1,292	—	8,165
Other assets	11	397	865	201	(11)	1,463
Investment in and amounts due from consolidated subsidiaries	6,678	9,114	460	12	(16,264)	—

Total assets	$6,689	$12,232	$9,404	$2,341	$(16,275)	$14,391

Current liabilities	$—	$879	$1,133	$570	$—	$2,582
Other long-term liabilities	—	740	241	215	—	1,196
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	87	—	—	—	87
Shareholders’ equity	5,989	5,989	8,030	1,556	(15,575)	5,989

Total liabilities and shareholders’ equity	$6,689	$12,232	$9,404	$2,341	$(16,275)	$14,391

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statement of Operations:
For the quarter ended June 27, 2008:
Net sales	$—	$745	$2,466	$532	$(21)	$3,722
Cost of sales	15	650	2,241	477	(36)	3,347
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(15)	221	225	55	15	501
Interest and other income, net	—	33	1	1	(28)	7
Interest expense	6	61	27	1	(34)	61
Minority interests in net income of consolidated subsidiaries	—	3	—	—	—	3

(Loss) income before income taxes	(21)	190	199	55	21	444
(Benefit) provision for income taxes	(8)	69	76	21	8	166
Equity in net income of consolidated subsidiaries	291	157	—	—	(448)	—

Net income	$278	$278	$123	$34	$(435)	$278

For the quarter ended June 29, 2007:
Net sales	$—	$673	$2,305	$447	$(18)	$3,407
Cost of sales	12	590	2,095	385	(30)	3,052

Operating (loss) income	(12)	83	210	62	12	355
Interest and other income, net	—	6	1	2	(1)	8
Interest expense	6	73	—	2	(7)	74
Minority interests in net income of consolidated subsidiaries	—	2	—	—	—	2

(Loss) income before income taxes	(18)	14	211	62	18	287
(Benefit) provision for income taxes	(6)	5	73	21	6	99
Equity in net income of consolidated subsidiaries	200	179	—	—	(379)	—

Net income	$188	$188	$138	$41	$(367)	$188

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statement of Operations:
For the first half ended June 27, 2008:
Net sales	$—	$1,401	$4,869	$1,005	$(47)	$7,228
Cost of sales	30	1,205	4,427	900	(77)	6,485
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(30)	322	442	105	30	869
Interest and other income, net	—	67	2	3	(57)	15
Interest expense	12	132	54	3	(69)	132
Minority interests in net income of consolidated subsidiaries	—	6	—	—	—	6

(Loss) income before income taxes	(42)	251	390	105	42	746
(Benefit) provision for income taxes	(16)	91	146	39	16	276
Equity in net income of consolidated subsidiaries	496	310	—	—	(806)	—

Net income	$470	$470	$244	$66	$(780)	$470

For the first half ended June 29, 2007:
Net sales	$—	$1,282	$4,558	$901	$(34)	$6,707
Cost of sales	23	1,121	4,152	787	(57)	6,026

Operating (loss) income	(23)	161	406	114	23	681
Interest and other income, net	—	11	2	3	(3)	13
Interest expense	12	146	—	4	(15)	147
Minority interests in net income of consolidated subsidiaries	—	5	—	—	—	5

(Loss) income before income taxes	(35)	21	408	113	35	542
(Benefit) provision for income taxes	(12)	7	145	40	12	192
Equity in net income of consolidated subsidiaries	373	336	—	—	(709)	—

Net income	$350	$350	$263	$73	$(686)	$350

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the first half ended June 27, 2008:
Operating activities:
Net cash from operating activities	$574	$2	$538	$113	$(599)	$628

Investing activities:
Business acquisitions, net of cash acquired	—	(218)	—	—	—	(218)
Other investing activities	(56)	(20)	(28)	(9)	56	(57)

Net cash used in investing activities	(56)	(238)	(28)	(9)	56	(275)

Financing activities:
Common stock repurchased	(500)	—	—	—	—	(500)
Other financing activities	(18)	7	(451)	(97)	543	(16)

Net cash (used in) from financing activities	(518)	7	(451)	(97)	543	(516)

Effect of exchange rate on cash	—	—	—	5	—	5

Net (decrease) increase in cash	—	(229)	59	12	—	(158)
Cash and cash equivalents, beginning of the period	—	632	(89)	237	—	780

Cash and cash equivalents, end of the period	$—	$403	$(30)	$249	$—	$622

For the first half ended June 29, 2007:
Operating activities:
Net cash from operating activities	$264	$27	$467	$116	$(264)	$610

Investing activities:
Business acquisitions, net of cash acquired	—	(195)	—	—	—	(195)
Other investing activities	(79)	(15)	(41)	(8)	79	(64)

Net cash used in investing activities	(79)	(210)	(41)	(8)	79	(259)

Financing activities:
Common stock repurchased	(201)	—	—	—	—	(201)
Other financing activities	16	222	(352)	(44)	185	27

Net cash (used in) from financing activities	(185)	222	(352)	(44)	185	(174)

Effect of exchange rate on cash	—	—	—	6	—	6

Net increase in cash	—	39	74	70	—	183
Cash and cash equivalents, beginning of the period	—	303	(100)	145	—	348

Cash and cash equivalents, end of the period	$—	$342	$(26)	$215	$—	$531

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 29 to 42, and our unaudited condensed financial statements and related notes can be found on pages 1 to 28. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook
L-3’s Business	Pages 29 – 30
Key Performance Measures	Pages 30 – 31
Business Acquisitions and Business and Product Line Dispositions	Page 31
Results of Operations, including business segments	Pages 32 – 38
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 38
Balance Sheet	Page 39
Statement of Cash Flows	Pages 40 – 42
Legal Proceedings and Contingencies	Page 42

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2007, we generated sales of approximately $14 billion. The table below presents a summary of our 2007 sales by major category of end customer.

		% of
	2007 Sales	Total Sales
	(in millions)

DoD	$10,268	74%
International	2,094	15
Other U.S. Government	834	6
Commercial — domestic	765	5

Total sales	$13,961	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 17 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, networked communication systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add new products, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the (1) current period from business and product line acquisitions that have been included in L-3’s actual results of operations for less than twelve months and (2) prior period from business and product line divestitures that have been included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth.  Our average annual sales growth for the five years ended December 31, 2007, was 29%, with average annual organic sales growth of approximately 10% and average annual sales growth from business acquisitions of approximately 19%. Sales growth for the quarter ended June 27, 2008 (2008 Second Quarter) was 9%, comprised of organic sales growth of 6%, and sales growth from business acquisitions of 3%. Sales growth for the first half ended June 27, 2008 (2008 First Half) was 8%, comprised of organic sales growth of 6%, and sales growth from business acquisitions of 2%.

Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2007, which generated 5.3% of consolidated sales, was the World Wide Linguist Support Services contract (Linguist Contract). On February 15, 2008, the U.S. Army Intelligence and Security Command (INSCOM) announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and on February 22, 2008, we filed a protest of INSCOM’s selection with the U.S. Government Accountability Office (GAO). The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq. In March 2008, the U.S. Army extended L-3’s period of performance on the Linguist Contract through June 9, 2008. Additionally, in March 2008, L-3 entered into a subcontract with Global Linguist Solutions (GLS) to supply translation and interpretation services in Iraq under the TIMS contract, and L-3 withdrew its previously filed protest with the GAO of GLS’s selection for the TIMS contract. Total linguist-Iraq sales, including our subcontract, were $117 million for the 2008 Second Quarter and $300 million for the 2008 First Half.

Our current largest contract (revenue arrangement) in terms of estimated annual sales for the year ending December 31, 2008, is the U.S. Air Force (USAF) Contract Field Teams (CFT) contract, which currently generates almost 3% of our annual sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military. The USAF recently selected L-3 as one of the winning contractors for the next CFT indefinite delivery/indefinite quantity contract that begins on October 1, 2008. There will be more contractors competing for task orders on the new CFT contract compared to the existing contract, and therefore, we can provide no assurance that we will be able to maintain our annual sales on the new contract.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). We believe that our businesses should be able to generate organic sales growth for the foreseeable future because we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: communications and persistent ISR, sensors, precision engagement, Special Operations Forces, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of the base budget resources on transformational modernization programs.

Operating Income Growth.  Our consolidated operating income was $501 million for the 2008 Second Quarter and $869 million for the 2008 First Half. Our consolidated operating margin was 13.5% for the 2008 Second Quarter and 12.0% for the 2008 First Half. Our operating income and operating margins for the 2008 Second Quarter and 2008 First Half were impacted by certain items which occurred during the 2008 Second Quarter, as further discussed below, and increased operating income by $110 million. Excluding these items, our operating income was $391 million for the 2008 Second Quarter, an increase of 10.1% from $355 million for the quarter ended June 29, 2007 (2007 Second Quarter) and $759 million for the 2008 First Half, an increase of 11.5% from $681 million for the first half ended June 29, 2007 (2007 First Half). In addition, excluding these three items, our operating margin was 10.5% for the 2008 Second Quarter, an increase of 10 basis points from 10.4% for the 2007 Second Quarter and 10.5% for the 2008 First Half, an increase of 30 basis points from 10.2% for the 2007 First Half.

Prospectively, we expect to continue to generate modest annual increases in operating margin as we expect to increase sales, grow sales at a faster rate than indirect costs and improve our overall contract performance. However, in the future, select business acquisitions and select new business could reduce our operating margins, if the margins of these acquired businesses are lower than L-3’s existing operating margin. Our business objectives include growing earnings per share and cash flow. Improving operating margins is one method for achieving this growth, but it is not the only one.

Other 2008 Second Quarter Events.  Our 2008 Second Quarter and 2008 First Half results were affected by three matters, which increased consolidated operating income by $110 million, income before income taxes by $117 million, net income by $71 million and diluted earnings per share (EPS) by $0.57, which are collectively referred to as the Q2 2008 Items.

•	A gain of $133 million ($81 million after income taxes, or $0.65 per share) for the reversal of a $126 million current liability for pending and threatening litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict and $7 million of related accrued interest, which is recorded in interest expense and other (the “Litigation Gain”).

•	A gain of $12 million ($7 million after income taxes, or $0.06 per share) from the sale of a product line (the “Product Line Divestiture Gain”).

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) relating to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 summarizes the business acquisitions that we completed during the three years ended December 31, 2007. Also see Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisitions and business and product line dispositions that we completed during the 2008 First Half. During the 2008 First Half, we used $218 million of cash to acquire two businesses, increase our ownership interest in a subsidiary, and pay earnouts and remaining contractual purchase prices for certain business acquisitions completed prior to January 1, 2008. We also sold a product line within the Specialized Products segment for a sales price of $12 million and recognized a preliminary after-tax gain of approximately $7 million (pre-tax gain of $12 million).

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K, for a discussion of our 2007 business acquisitions, and Note 3 to our unaudited condensed consolidated financial statements for the 2008 Second Quarter and 2008 First Half, included in this report, for a discussion of our business acquisitions and dispositions during the 2008 First Half.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2008 Second Quarter compared with the 2007 Second Quarter and the 2008 First Half compared with the 2007 First Half.

	Second Quarter Ended				First Half Ended
	June 27,	June 29,	Increase/		June 27,	June 29,	Increase/
(Dollars in millions, except per share data)	2008	2007	(decrease)		2008	2007	(decrease)

Net sales	$3,722	$3,407	$315		$7,228	$6,707	$521
Operating income	$501	$355	$146		$869	$681	$188
Litigation Gain	(126)	—	(126)		(126)	—	(126)

Segment operating income	375	355	20		743	681	62
Product Line Divestiture Gain	(12)	—	(12)		(12)	—	(12)
Impairment Charge	28	—	28		28	—	28

Operating income, excluding Q2 2008 Items(1)	$391	$355	$36		$759	$681	$78

Operating margin	13.5%	10.4%	310	bpts	12.0%	10.2%	180	bpts
Litigation Gain	(3.4)%	—	(340	) bpts	(1.7)%	—	(170	) bpts

Segment operating margin	10.1%	10.4%	(30	) bpts	10.3%	10.2%	10	bpts
Product Line Divestiture Gain	(0.3)%	—	(30	) bpts	(0.2)%	—	(20	) bpts
Impairment Charge	0.7%	—	70	bpts	0.4%	—	40	bpts

Operating margin, excluding Q2 2008 Items(1)	10.5%	10.4%	10	bpts	10.5%	10.2%	30	bpts
Interest expense and other(2)	$57	$68	$(11)		$123	$139	$(16)
Effective income tax rate	37.4%	34.4%	300	bpts	37.0%	35.4%	160	bpts
Net income	$278	$188	$90		$470	$350	$120
Q2 2008 Items	(71)	—	(71)		(71)	—	(71)

Net income, excluding Q2 2008 Items(1)	$207	$188	$19		$399	$350	$49

Diluted EPS	$2.24	$1.49	$0.75		$3.78	$2.77	$1.01
Q2 2008 Items	(0.57)	—	(0.57)		(0.57)	—	(0.57)

Diluted EPS, excluding Q2 2008 Items(1)	$1.67	$1.49	$0.18		$3.21	$2.77	$0.44

Diluted shares	124.0	126.4	(2.4)		124.3	126.2	(1.9)

(1)	We believe that the Q2 2008 Items affect the comparability of the results of operations of the 2008 Second Quarter and 2008 First Half to the results of operations for the 2007 Second Quarter and 2007 First Half. We also believe that disclosing operating income, operating margin, net income and diluted EPS excluding the Q2 2008 Items will allow investors to more easily compare the 2008 Second Quarter and 2008 First Half results to the 2007 Second Quarter and 2007 First Half results.

(2)	Includes $7 million of accrued interest reversed during the 2008 Second Quarter in connection with the Litigation Gain.

Net sales:  For the 2008 Second Quarter, consolidated net sales increased 9% compared to the 2007 Second Quarter driven by continued strong demand for networked communication systems, ISR systems, training and other support services, base support services and several specialized product areas, including power & control systems, microwave products, EO/IR products, precision engagement and security & detection systems. These increases were partially offset by a decrease in linguist services, which is further discussed in the Government Services segment below. The increase in sales from acquired businesses was $89 million or 3%. Sales from services increased by $103 million to $1,957 million, representing approximately 53% of consolidated net sales for the 2008 Second Quarter, compared to $1,854 million, or 54% of consolidated net sales for the 2007 Second Quarter. The increase in service sales was primarily due to organic sales growth in training services, information technology, networked communication systems, ISR systems and several areas in the Specialized Products reportable segment, primarily simulation and training, partially offset by a decrease in sales for linguist services. Sales from products increased by $212 million to $1,765 million, representing approximately 47% of consolidated net sales for the 2008 Second Quarter, compared to $1,553 million, or 46% of consolidated net sales for the 2007 Second Quarter. The increase in product sales was primarily due to growth in networked communication systems, ISR systems and several product areas in the Specialized Products reportable segment, primarily EO/IR products and power & controls systems. See the reportable segment results below for additional discussions of our sales growth.

For the 2008 First Half, consolidated net sales increased 8% compared to the 2007 First Half, driven by continued strong demand for networked communication systems, ISR systems, government services, base support services, aircraft modernization and several specialized product areas, including power & control systems, microwave products, EO/IR products, precision engagement, and aviation products. These increases were partially offset by a decrease in linguist services. The increase in sales from acquired businesses was $131 million, or 2%. Sales from services increased by $301 million to $3,860 million, representing approximately 53% of consolidated net sales for the 2008 First Half, compared to $3,559 million, or 53% of consolidated net sales for the 2007 First Half. Sales from products increased by $220 million to $3,368 million, representing approximately 47% of consolidated net sales for the 2008 First Half, compared to $3,148 million, or 47% of consolidated net sales for the 2007 First Half. See the reportable segment results below for additional discussions of our sales growth.

Operating income and operating margin:  The 2008 Second Quarter operating income increased by $146 million to $501 million from $355 million for the 2007 Second Quarter. The Q2 2008 Items increased consolidated operating income by an aggregate $110 million, of which the Litigation Gain increased operating income by $126 million, the Product Line Divestiture Gain increased operating income by $12 million, and the Impairment Charge reduced operating income by $28 million. Excluding the Q2 2008 Items, operating margin increased by 10 basis points to 10.5% compared to the 2007 Second Quarter. Additionally, the 2008 Second Quarter operating income was reduced by a $15 million charge for estimated costs to settle certain claims, of which $13 million is included in the Aircraft Modernization and Maintenance segment and $2 million is included in the Specialized Products segment.

Operating income for the 2008 First Half increased by $188 million to $869 million from $681 million for the 2007 First Half. Excluding the Q2 2008 Items, consolidated operating margin increased by 30 basis points to 10.5% compared to the 2007 First Half. Additionally, the 2008 First Half operating income was reduced by a $15 million charge for estimated costs to settle certain claims in the 2008 Second Quarter. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest expense and other:  Interest expense and other for the 2008 Second Quarter decreased compared to the same period last year because of the $7 million of accrued interest reversed during the 2008

Second Quarter in connection with the Litigation Gain. Lower interest rates on variable rate debt also reduced interest expense for the 2008 Second Quarter as compared to the 2007 Second Quarter. Interest expense and other for the 2008 First Half decreased compared to the same period last year driven by items similar to those in the 2008 Second Quarter.

Effective income tax rate:  The effective tax rate for the 2008 Second Quarter increased by 300 basis points compared to the same quarter last year. The Q2 2008 Items increased the effective tax rate by 80 basis points. The remaining increase was primarily due to a reversal of previously accrued amounts during the 2007 Second Quarter that did not recur in the 2008 Second Quarter and the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2007 which has not been re-enacted as of the end of the 2008 Second Quarter. The effective tax rate for the 2008 First Half compared to the same period last year increased by 160 basis points. The Q2 2008 Items increased the effective tax rate by 40 basis points. The remaining increase was primarily driven by items similar to those in the 2008 Second Quarter.

Diluted earnings per share and net income:  In the 2008 Second Quarter as compared to the 2007 Second Quarter, diluted EPS increased by $0.75 to $2.24 from $1.49, and net income for the 2008 Second Quarter increased by $90 million to $278 million from $188 million. Excluding the Q2 2008 Items, diluted EPS increased $0.18 to $1.67 and net income increased $19 million to $207 million. In the 2008 First Half as compared to the 2007 First Half, diluted EPS increased by $1.01 to $3.78 from $2.77, and net income for the 2008 First Half increased by $120 million to $470 million from $350 million. Excluding the Q2 2008 Items, diluted EPS increased $0.44 to $3.21 and net income increased $49 million to $399 million.

Diluted shares outstanding:  Diluted shares outstanding for the 2008 Second Quarter and 2008 First Half decreased by 2.4 million shares and 1.9 million shares, respectively, compared to the 2007 Second Quarter and 2007 First Half, respectively. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 17 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Second Quarter Ended		First Half Ended
	June 27,	June 29,	June 27,	June 29,
(dollars in millions)	2008	2007	2008	2007

Net Sales:(1)
C3ISR	$621.1	$527.4	$1,187.3	$1,081.2
Government Services	1,095.3	1,085.0	2,200.4	2,113.1
AM&M	652.3	637.9	1,307.6	1,274.7
Specialized Products	1,353.2	1,157.2	2,532.8	2,238.2

Total	$3,721.9	$3,407.5	$7,228.1	$6,707.2

Operating income:
C3ISR	$67.9	$54.9	$131.5	$104.6
Government Services	121.8	100.9	221.0	193.0
AM&M	42.0	65.2	106.7	127.4
Specialized Products	143.3	133.7	283.8	255.8

Total segment operating income	$375.0	$354.7	$743.0	$680.8
Litigation Gain	126.0	—	126.0	—

Consolidated operating income	$501.0	$354.7	$869.0	$680.8

Operating margin:
C3ISR	10.9%	10.4%	11.1%	9.7%
Government Services	11.1%	9.3%	10.0%	9.1%
AM&M	6.4%	10.2%	8.2%	10.0%
Specialized Products	10.6%	11.6%	11.2%	11.4%
Total segment operating margin	10.1%	10.4%	10.3%	10.2%
Litigation Gain	3.4%	—	1.7%	—

Consolidated operating margin	13.5%	10.4%	12.0%	10.2%

(1)	Net sales are after intercompany eliminations.

C3ISR

	Second Quarter Ended				First Half Ended
	June 27,	June 29,			June 27,	June 29,
(dollars in millions)	2008	2007	Increase		2008	2007	Increase

Net sales	$621.1	$527.4	$93.7		$1,187.3	$1,081.2	$106.1
Operating income	67.9	54.9	13.0		131.5	104.6	26.9
Operating margin	10.9%	10.4%	50	bpts	11.1%	9.7%	140	bpts

C3ISR net sales for the 2008 Second Quarter increased by 18% compared to the 2007 Second Quarter. Higher sales of $99.4 million primarily due to continued demand from the Department of Defense (DoD) for airborne ISR and networked communication systems for manned and unmanned platforms were partially offset by $5.7 million of lower sales for secure communications products, primarily Secure Terminal Equipment (STE).

C3ISR operating income for the 2008 Second Quarter increased by 24% compared to the 2007 Second Quarter primarily because of higher sales volume and higher operating margin. Operating margin increased by 50 basis points due to higher sales and improved contract performance for airborne ISR systems, partially offset by lower sales volume primarily for STE.

C3ISR net sales for the 2008 First Half compared to the 2007 First Half increased by 10%. Higher sales of $113.5 million primarily due to airborne ISR and networked communication systems were partially offset by $7.4 million of lower sales for secure communications products. The sales growth was lower in the 2008 First Half compared to the 2008 Second Quarter because of lower airborne ISR system sales due to timing of deliveries.

C3ISR operating income for the 2008 First Half compared to the 2007 First Half increased by 26%. Operating margin increased by 140 basis points. The increase in operating margin for the 2008 First Half was primarily driven by trends similar to those for the 2008 Second Quarter, as well as lower development costs for new secure communication products.

Government Services

	Second Quarter Ended				First Half Ended
	June 27,	June 29,			June 27,	June 29,
(dollars in millions)	2008	2007	Increase		2008	2007	Increase

Net sales	$1,095.3	$1,085.0	$10.3		$2,200.4	$2,113.1	$87.3
Operating income	121.8	100.9	20.9		221.0	193.0	28.0
Operating margin	11.1%	9.3%	180	bpts	10.0%	9.1%	90	bpts

Government Services net sales for the 2008 Second Quarter increased by 1% compared to the 2007 Second Quarter. The increase in net sales from acquired businesses was $18.9 million or 2%. A decline of $60.2 million for linguist services was largely offset by $51.6 million in volume increases for training, information technology and other support services, primarily for the DoD. The decline in linguist services is due to the transition during the 2008 Second Quarter from an L-3 prime contract to a subcontract following a contract re-competition loss, which caused our work share to decline. Total linguist-Iraq sales were $117 million for the 2008 Second Quarter.

Government Services operating income for the 2008 Second Quarter increased by 21% compared to the 2007 Second Quarter primarily because of higher operating margin. Operating margin for the 2008 Second Quarter increased by 180 basis points compared to the 2007 Second Quarter. Higher sales volume, improved contract performance, lower indirect costs as a percentage of sales, and a decline in lower margin linguist sales improved operating margins by 200 basis points. These increases were partially offset by approximately $2 million, or 20 basis points, for severance and other costs related to continuing business realignment and consolidation activities.

Government Services net sales for the 2008 First Half increased by 4% compared to the 2007 First Half. Volume increases of $99.1 million for training, information technology, engineering solution services and other support services, primarily for the DoD, were largely offset by a decline of $43.6 million for linguist services. The increase in net sales from acquired businesses was $31.8 million or 2%. Total linguist-Iraq sales for the 2008 First Half were $300 million.

Government Services operating income for the 2008 First Half increased by 15% compared to the 2007 First Half primarily because of higher sales volume and higher operating margin. Operating margin for the 2008 First Half increased by 90 basis points compared to the 2007 First Half. Operating margin increased by 110 basis points due to trends similar to those affecting the 2008 Second Quarter; however the improvement from the decline in lower margin linguist sales was smaller for the 2008 First Half compared to the 2008 Second Quarter. These increases were partially offset by approximately $4 million, or 20 basis points, for severance and other costs related to business realignment and consolidation activities.

Aircraft Modernization and Maintenance (AM&M)

	Second Quarter Ended				First Half Ended
	June 27,	June 29,	Increase/		June 27,	June 29,	Increase/
(dollars in millions)	2008	2007	(decrease)		2008	2007	(decrease)

Net sales	$652.3	$637.9	$14.4		$1,307.6	$1,274.7	$32.9
Operating income	42.0	65.2	(23.2)		106.7	127.4	(20.7)
Operating margin	6.4%	10.2%	(380	) bpts	8.2%	10.0%	(180	)bpts

AM&M net sales for the 2008 Second Quarter increased by 2% compared to the 2007 Second Quarter driven by $37.4 million of higher sales primarily for the JCA contract and base support services. These increases were partially offset by $23.0 million of lower sales for the Canadian Maritime Helicopter program (MHP) due to previously completed milestones and lower C-130 aircraft modification sales for international customers.

AM&M operating income for the 2008 Second Quarter decreased by 36% compared to the 2007 Second Quarter primarily because of lower operating margin partially offset by higher sales volume. The 2008 Second Quarter includes $13 million of litigation charges for estimated costs to settle certain claims, which reduced operating margin by 200 basis points. Operating margin for the 2008 Second Quarter compared to the 2007 Second Quarter also declined another 180 basis points due to a change in sales mix, primarily JCA and lower international sales.

AM&M net sales for the 2008 First Half increased by 3% compared to the 2007 First Half driven by $89.9 million of higher sales primarily for the JCA contract and base support services, partially offset by $57.0 million in lower sales for the MHP program and C-130 aircraft.

AM&M operating income for the 2008 First Half decreased by 16% compared to the 2007 First Half and operating margin decreased by 180 basis points. This change was primarily driven by trends similar to those for the 2008 Second Quarter, except that the 2008 Second Quarter claims had less of a negative impact by reducing margins for the 2008 First Half by 100 basis points.

Specialized Products

	Second Quarter Ended				First Half Ended
	June 27,	June 29,	Increase/		June 27,	June 29,	Increase/
(dollars in millions)	2008	2007	(decrease)		2008	2007	(decrease)

Net sales	$1,353.2	$1,157.2	$196.0		$2,532.8	$2,238.2	$294.6
Operating income	$143.3	$133.7	$9.6		$283.8	$255.8	$28.0
Product Line Divestiture Gain	(12.2)	—	(12.2)		(12.2)	—	(12.2)
Impairment Charge	27.5	—	27.5		27.5	—	27.5

Operating income, excluding Q2 2008 Items	$158.6	$133.7	$24.9		$299.1	$255.8	$43.3
Operating margin	10.6%	11.6%	(100	) bpts	11.2%	11.4%	(20	) bpts
Operating margin, excluding Q2 2008 Items	11.7%	11.6%	10	bpts	11.8%	11.4%	40	bpts

Specialized Products net sales for the 2008 Second Quarter increased by 17% compared to the 2007 Second Quarter reflecting higher sales volume primarily of: (1) $59.5 million primarily for power & control systems mostly for commercial shipbuilding, (2) $20.3 million for microwave products primarily due to higher demand and deliveries of mobile communications systems and satellite and space components for the U.S. military, (3) $19.7 million for EO/IR products primarily due to higher demand and deliveries from existing and follow-on contracts, (4) $14.9 million primarily for propulsion systems and aviation products, (5) $14.1 million for precision engagement primarily related to new contracts and increased demand for premium fuzing products, and (6) $9.8 million for security and detection systems primarily for international customers. These increases were partially offset by a $12.5 million decrease for displays due to lower sales volume for military aircraft and public safety products. The increase in net sales from acquired businesses was $70.2 million, or 6%.

Specialized Products operating income for the 2008 Second Quarter increased by 7% compared to the 2007 Second Quarter primarily because of higher sales volume. The 2008 Second Quarter includes a $12 million Product Line Divestiture Gain and $28 million for the non-cash Impairment Charge. Excluding these two Q2 2008 Items that affected the Specialized Product segment, operating income was $158.6 million and operating margin increased 10 basis points to 11.7%. The increase in operating margin is primarily attributable to improved contract performance and higher sales for power and control systems, partially offset by lower margins from acquired businesses, which reduced segment operating margin by 20 basis points. Additionally, the 2008 Second Quarter includes $2 million of litigation charges for estimated costs to settle certain claims.

Specialized Products net sales for the 2008 First Half increased by 13% compared to the 2007 First Half reflecting higher sales volume primarily of: (1) $95.9 million primarily for power & control systems mostly for commercial shipbuilding, (2) $42.8 million for microwave products primarily due to higher demand and deliveries of mobile communications systems and satellite and space components for the U.S. military, (3) $27.4 million for EO/IR products primarily due to higher demand and deliveries on existing and follow-on contracts, (4) $24.3 million for precision engagement primarily related to new contracts and increased demand for premium fuzing products, (5) $24.2 million primarily for security & detection systems and (6) $13.8 million for aviation products primarily related to new contracts. These increases were partially offset by a decrease of $22.5 million for displays due to contracts nearing completion and $10.4 million for combat vehicle propulsion systems due to timing. The increase in net sales from acquired businesses was $99.1 million, or 4%.

Specialized Products operating income for the 2008 First Half increased by 11% compared to the 2007 First Half primarily because of higher sales volume. Excluding the Product Line Divestiture Gain and Impairment Charge, operating income was $299.1 million and operating margin increased 40 basis points to 11.8%. The increase in operating margin is primarily attributable to improved contract performance and higher sales for power and control systems and improved contract performance for security and detection systems. The increases were partially offset by lower margins from acquired businesses, which reduced segment operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds of $817 million available to use under our revolving credit facility, subject to certain conditions as of June 27, 2008. We believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and our share repurchase program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $45 million to $1,324 million at June 27, 2008 from $1,279 million at December 31, 2007 primarily due to (1) our sales growth and the timing of collections and billings for aircraft modernization and maintenance, engineering solution services, power and controls systems, networked communication systems and microwave products and (2) the acquisition of Northrop Grumman’s Electro-Optical Systems (EOS) business. These increases were partially offset by collections for combat vehicle propulsion systems, ISR systems and intelligence solutions services.

Contracts in process increased $89 million to $2,188 million at June 27, 2008 from $2,099 million at December 31, 2007. The increase included (1) $15 million of acquired contracts-in-process balances for business acquisitions, (2) $2 million for foreign currency translation adjustments, and (3) $72 million from:

•	Increases of $56 million in unbilled contract receivables primarily due to sales exceeding billings for combat vehicle propulsion systems, ISR systems, training services and intelligence solutions. These increases were partially offset by billings for aircraft support services and lower sales for linguist services; and

•	Increases of $16 million in inventoried contract costs, primarily for EO/IR products and undersea warfare products. These increases were partially offset by deliveries of precision engagement products.

L-3’s receivables days sales outstanding (DSO) was 71 at June 27, 2008, compared with 72 at December 31, 2007 and 71 at June 29, 2007. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 27, 2008). Our trailing 12 month pro forma sales were $14,678 million at June 27, 2008, $14,042 million at December 31, 2007 and $13,285 million at June 29, 2007.

The increase in inventories was primarily for commercial shipbuilding customers and security and detection systems to support demand. The increase in other current assets was primarily due to the timing of payments for certain prepaid expenses.

Goodwill increased by $145 million to $8,310 million at June 27, 2008 from $8,165 million at December 31, 2007. The net increase in goodwill included: (1) an increase of $131 million for business acquisitions completed during the 2008 First Half, (2) an increase of $9 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, (3) an increase of $3 million for foreign currency translation, and (4) an increase of $2 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008.

The decrease in other assets was primarily due to the Impairment Charge recorded in the 2008 Second Quarter related to a write-down of capitalized software development costs.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. Other current liabilities decreased primarily due to the reversal of the Litigation Gain liability in the 2008 Second Quarter. Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2008 First Half. We expect to contribute cash of approximately $65 million to our pension plans for all of 2008, of which $23 million was contributed during the 2008 First Half.

Statement of Cash Flows

First Half Ended June 27, 2008 Compared with First Half Ended June 29, 2007

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 27,	June 29,
	2008	2007
	(in millions)

Net cash from operating activities	$628	$610
Net cash used in investing activities	(275)	(259)
Net cash used in financing activities	(516)	(174)

Operating Activities

We generated $628 million of cash from operating activities during the 2008 First Half, an increase of $18 million compared with $610 million generated during the 2007 First Half. The increase is due to (1) an increase in net income of $120 million, and (2) higher non-cash expenses of $77 million, primarily due to higher deferred income taxes and the non-cash Impairment Charge, partially offset by (3) $179 million of more cash used for changes in operating assets and liabilities, primarily for billed receivables, other current liabilities (mainly the Litigation Gain) and income taxes. The net cash used from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

Investing Activities

During the 2008 First Half, we used $218 million of cash in the aggregate to (1) acquire the HSA and EOS businesses, (2) pay earnouts and the remaining contractual purchase price for certain business acquisitions completed prior to January 1, 2008, and (3) increase our ownership interest in Medical Education Technology, Inc. by 5% from 80% to 85%. We also used $76 million of cash for capital expenditures. Investing activities for the 2008 First Half includes a $12 million source of cash from the sale of a product line. See Note 3 to the unaudited condensed consolidated financial statements.

Financing Activities

Debt

See Note 8 to our unaudited condensed consolidated financial statements for the components of our long-term debt. Our senior credit facility provides for a term loan facility and a $1 billion revolving credit facility. At June 27, 2008, borrowings under the term loan facility were $650 million, and available borrowings under our revolving credit facility were $817 million, after reduction for outstanding letters of credit of $183 million. There were no outstanding revolving credit borrowings under our senior credit facility at June 27, 2008. Total debt outstanding was $4,537 million at June 27, 2008, unchanged from $4,537 million at December 31, 2007.

Credit Ratings.  In June 2008, our senior subordinated debt credit rating issued by Fitch Ratings was upgraded from BB to BB+. Our credit ratings as of July 2008 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB−	BB+
Fitch Ratings	BBB−	BB+
Moody’s Investors Service	Ba2	Ba3

Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings.

Investors use both to evaluate a company’s overall financial strength. The ratings issued on L-3 or its subsidiaries by any of these agencies are announced publicly and are available from the agencies. Our ability to access the capital markets could be impacted by a downgrade in one or more of our debt ratings. If this were to occur, we could incur higher borrowing costs.

Debt Covenants and Other Provisions.  The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of June 27, 2008, we were in compliance with our financial and other restrictive covenants.

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

Effective July 29, 2008, under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K. L-3 Holdings’ common stock price on August 1, 2008 was $98.21.

Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in each case in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by L-3 during the 2008 First Half.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 28, 2008	2,696,099	$105.08	$283
March 29 — June 27, 2008	2,145,933	$100.93	217

Total	4,842,032	$103.24	$500

At June 27, 2008, the remaining dollar value of the authorized share repurchase program was $225 million.

From June 28, 2008 through August 6, 2008, L-3 has repurchased 275,000 shares of L-3 Holdings’ common stock at an average price of $98.19 per share for an aggregate amount of $27 million.

During the 2008 First Half, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividend Paid
				(in millions)

February 5, 2008	February 19, 2008	$0.30	March 17, 2008	$37
April 29, 2008	May 16, 2008	$0.30	June 16, 2008	$37

On July 8, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on September 15, 2008 to shareholders of record at the close of business on August 18, 2008.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial conditions, or cash flows, see Note 13 to our unaudited condensed consolidated financial statements.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 18 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	election year uncertainties;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 17 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the 2008 First Half, except as discussed in the following paragraph.

Foreign Currency Exchange Risk.  At June 27, 2008, the notional value of foreign currency forward contracts was $343 million and the fair value of these contracts was $10 million, which represented a liability. The notional values of our foreign currency forward contracts with maturities ranging through 2012 and thereafter are as follows: $132 million for 2008, $90 million for 2009, $55 million for 2010, $26 million for 2011 and $40 million for 2012 and thereafter.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of June 27, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the quarter ended June 27, 2008, our Government Services reportable segment, which generated 31% of our consolidated net sales for the year ended December 31, 2007, continued its business realignment and consolidation activities, including changes in personnel and migration to new or existing enterprise resource planning systems. These changes are being undertaken to attain certain operational and business performance efficiencies and were not in response to an identified internal control deficiency. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made of L-3 Holdings common stock that are registered pursuant to Section 12 of the Exchange Act during the 2008 Second Quarter.

				Maximum number
			Total number	(or approximate
			of shares	dollar value)
			purchased	of shares that
	Total number	Average	as part of	may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	plans or programs	the plans or programs
				(in millions)

March 29-April 30, 2008	—	—	—	$442
May 1-May 31, 2008	358,296	$107.23	358,296	$403
June 1-June 27, 2008	1,787,637	$99.67	1,787,637	$225

Total	2,145,933	$100.93	2,145,933

On December 11, 2007, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $750 million of its outstanding shares of common stock through December 31, 2009 (2007 Share Repurchase Program). All purchases of shares described in the table above were made pursuant to the 2007 Share Repurchase Program.

ITEM 3.

Not applicable and has been omitted

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2008, at the Company’s Annual Meeting of Stockholders, the following proposals were acted upon:

(1)	Three nominees for the Board of Directors were elected to three-year terms expiring in 2011. The votes were as follows:

			Year Term
	For	Withheld	Expires

John M. Shalikashvili	101,385,023	3,218,406	2011
Michael T. Strianese	101,878,609	2,724,820	2011
John P. White	102,004,586	2,598,843	2011

Directors whose term of office continued after the Company’s 2008 Annual Meeting of Shareholders and who were not subject to election at the 2008 Annual Meeting of Shareholders are Peter A. Cohen, Robert B. Millard and Arthur L. Simon, whose terms expire in 2009, and Claude R. Canizares, Thomas A. Corcoran and Alan H. Washkowitz, whose terms expire in 2010.

(2)	The approval of the L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan. The votes were as follows:

For	79,763,111
Against	9,612,148
Abstain	943,242
Non-Votes	14,284,928

(3)	The approval of the L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan. The votes were as follows:

For	82,163,548
Against	7,134,259
Abstain	1,020,694
Non-Votes	14,284,928

(4)	The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for 2008 was ratified. The votes were as follows:

For	101,717,404
Against	2,039,171
Abstain	846,854

ITEM 5.

OTHER INFORMATION

The Company entered into a Personal Services Agreement with Robert W. Drewes effective as of August 5, 2008. A copy of the agreement is filed as Exhibit 10.8 to this report. Mr. Drewes retired as a Senior Vice President of the Company effective August 4, 2008.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

Date: August 6, 2008	By:	/s/ Ralph G. D’ Ambrosio

	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture, dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
4.5	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.6	Indenture, dated as of May 21, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.7	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.8	Indenture, dated as of December 22, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.		Description of Exhibits

4.9		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.10		Indenture, dated as of November 12, 2004, among L-3 Communications Corporation, the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.11		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.12		Indenture, dated as of July 29, 2005 (Notes Indenture), among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.13		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.14		Indenture, dated as of July 29, 2005 (CODES Indenture), among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.15		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
†10	.1	L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan (incorporated by reference to Exhibit A to L-3 Communications Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2008).
†*10	.2	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement.
†*10	.3	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement.
†*10	.4	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement.
†*10	.5	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2008 Version).
†*10	.6	L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Amendment No. 1 to Restricted Stock Unit Agreements.
†10	.7	L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit B to L-3 Communications Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2008).
†*10	.8	Personal Services Agreement with Robert W. Drewes.
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.

Exhibit No.		Description of Exhibits

*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 10 to the unaudited condensed consolidated financial statements as of June 27, 2008 in accordance with the provisions of SFAS No. 128, Earnings Per Share.