Form 10-K
period 2008-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2009-02-26
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

☒ Yes ☐ No

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrants as of June 27, 2008 was approximately $11.0 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 118,585,242 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on April 28, 2009, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. Such proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART I
Item 1:	Business	1
Item 1A:	Risk Factors	17
Item 1B:	Unresolved Staff Comments	25
Item 2:	Properties	25
Item 3:	Legal Proceedings	26
Item 4:	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6:	Selected Financial Data	29
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8:	Financial Statements and Supplementary Data	61
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A:	Controls and Procedures	61
Item 9B:	Other Information	62

PART III
Item 10:	Directors, Executive Officers and Corporate Governance	63
Item 11:	Executive Compensation	63
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13:	Certain Relationships and Related Transactions, and Director Independence	64
Item 14:	Principal Accountant Fees and Services	64

PART IV
Item 15:	Exhibits, Financial Statement Schedules	65
Signatures		69
EX-4.5: SUPP.IND., FEB.20,2009-7 5/8% NOTES DUE 2012
EX-4.7: SUPP.IND.,FEB.20,2009-6 1/8% NOTES DUE 2013
EX-4.9: SUPP.IND., FEB.20,2009-6 1/8% NOTES DUE 2014
EX-4.11: SUPP.IND.,FEB. 20, 2009-5 7/8% NOTES DUE 2015
EX-4.13: SUPP.IND., FEB.20,2009-6 3/8% NOTES DUE 2015
EX-4.15: SUPP.IND.,FEB.20,2009-CODES DUE 2035
EX-10.14: 2008 LTP
EX-10.17: RSU AGREEMENT (2009 VERSION)
EX-10.20: 2008 DSIP
EX-10.21: AMEND/REST. CHANGE IN CONTROL SEV.PLAN
EX-10.22: AMEND/REST. SERP
EX-10.25: DEFERRED COMP. PLAN II
EX-10.26: MPRI LT DEF. INC. PLAN
EX-12: RATIO OF EARNINGS TO FIXED CHARGES
EX-18: GW IMPAIR. PREF. LETTER
EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.	Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2008, we generated sales of $14.9 billion, operating income of $1,685 million and net cash from operating activities of $1,387 million. The table below presents a summary of our 2008 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” on page 12.

		% of
	2008 Sales	Total Sales
	(in millions)

DoD	$11,059	74%
Other U.S. Government	1,067	7

Total U.S. Government	$12,126	81%
International	2,086	14
Commercial – domestic	689	5

Total sales	$14,901	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments, including financial information about geographic areas, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 to our audited consolidated financial statements.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality and affordable solutions. Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, select business acquisitions and divestitures, dividends and share repurchases, enabling us to grow the company and return cash to our shareholders. We intend to maintain and expand our position as a leading supplier of products, subsystems, systems and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the objectives discussed below.

Expand Prime Contractor and Supplier Positions. We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also intend to enter into “teaming” arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share on existing programs and participating on new programs. We also expect to identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products and services to existing and new customers. We also intend to continue to supplement our growth by participating on and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

Grow Sales Organically and Selectively Acquire Businesses. We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single contract and significant follow-on and new business opportunities. We also expect to continue to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs or customers to our existing businesses, and provide attractive returns on investment.

Favorably Perform on Contracts. We believe that favorable performance on our existing contracts is the foundation for successfully meeting our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically. We believe that a prerequisite for growing and winning new business is to retain our existing business with successful contract performance, including schedule, cost, technical and other performance criteria. Therefore, we will continue to focus on delivering superior contract performance to our customers to maintain our reputation as an agile and responsive contractor and to differentiate L-3 from its competitors.

Continuously Improve our Cost Structure. We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales.

Align Research & Development, and Capital Expenditures. We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products, services and solutions. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration between our businesses to offer the best quality and competitive solutions and services to our customers.

Selected Recent Business Acquisitions and Business and Product Line Dispositions

During the year ended December 31, 2008, we used cash of $283 million for business acquisitions and generated cash of $63 million from business and product line dispositions. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Business and Product Line Dispositions” on page 36 for additional details about our 2008 business acquisitions, including their aggregate purchase prices, and our 2008 business and product line dispositions.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below.

C3ISR Reportable Segment

In 2008, C3ISR net sales of $2,567 million represented 17% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time, the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Government Services Reportable Segment

In 2008, Government Services net sales of $4,303 million represented 29% of our total net sales. The businesses in this segment provide a full range of engineering, technical, information technology (IT), advisory, training and support services to the DoD, DoS, DoJ and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist and translation services and related management to support contingency operations and current intelligence-gathering requirements;

•	Command & Control Systems and Software services in support of maritime and expeditionary warfare;

•	intelligence solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services;

•	technical and management services, which provide support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise IT support, systems and other services to the DoD and other U.S. federal agencies.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Government Services reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Training and Operational Support
• Training systems, courseware and doctrine development	• Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	• U.S. Army, U.S. Marine Corps (USMC), DoS, DoJ and allied foreign governments
• Acquisition management and staff augmentation	• Rapid fielding support for combatants and physical location management	• U.S. Army
• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Specialized management, policy and training in energy, environmental and natural resource management
•  Water and Coastal resource management, sustainable agriculture and food security, climate change mitigation strategies, emergency preparedness, response and reconstruction, power sector restructuring and energy economics and finance
• U.S. Agency for International Development, foreign governments, World bank and Non-Governmental Organizations
Enterprise IT Solutions
• Network and enterprise administration and management	• Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	• U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM, Federal Aviation Administration (FAA) and NASA
• Systems acquisition and advisory support and comprehensive operational support services	• Requirements definition, program management, planning and analysis, systems engineering, integration and development, intelligence analysis and managing and network engineering	• U.S. Army, USAF, USN and DHS
Intelligence Solutions and Support
• System support and concept operations (CONOPS)	• C3ISR, modeling and simulation	• DoD, U.S. Missile Defense Agency (MDA), U.S. Government intelligence agencies, and NASA
• IT services	• IT infrastructure modernization and operations	• U.S. Government intelligence agencies and U.K. MoD
• Information management and IT systems support and software design, development and systems integration	• Intelligence and operations support, C3 systems, network centric operations and information operations	• DoD and U.S. Government intelligence agencies
• Linguistic, interpretation, translation and analyst services	• Counterintelligence, threat protection and counter terrorism	• U.S. Army

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Command & Control Systems and Software
• Software engineering/software sustainment, operations analysis, research, technical analysis and test and evaluation
•  Systems engineering and operational analysis of every aircraft and vessels in the USN fleet, C3 and Computers (C4) systems acquisitions, logistics and administrative support, as well as systems life cycle support
• U.S. Army, USN and USMC
• Communication systems and software engineering services	• Value-added, critical software support for C3ISR systems, electronic warfare and fire support systems	• U.S. Army Communications – Electronics Command (CECOM)
• Acquisition Support	• Support defense acquisition programs, develop acquisition roadmaps, capability assessments and develop requirements	• U.S. Army, USN and USMC
• Systems Engineering and Integration Support	• System design and development, platform simulations, systems testing, prototype development and deployment and hardware and software integration	• USMC, U.S. Army and, USSOCOM
Global Security & Engineering Solutions
• Surveillance systems and products, including installation and logistics support	• Remote surveillance for U.S. borders	• DHS
• Security Solutions	• Border security systems, area surveillance and access control, critical infrastructure protection, continuity planning and emergency management	• DHS, USMC and Customs and Border Patrol
• Engineering and technical solutions
•  Systems engineering and design, analysis and integration, technical support and test & evaluation, Weapons of Mass Destruction (WMD) effects analysis and Improvised Explosive Device (IED) counter measures
• DoD and U.S. Government agencies
• Program management and operational support	• Command center operations, systems acquisitions, emergency management training, continuity of operations and government planning	• Federal Emergency Management Agency, FAA, Joint Task Force — Civil Support

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2008, AM&M net sales of $2,657 million represented 18% of our total net sales. The businesses in this segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

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

Specialized Products Reportable Segment

In 2008, Specialized Products net sales of $5,374 million represented 36% of our total net sales. The businesses in this reportable segment provide a broad range of products, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Specialized Products net sales in 2008.

% of 2008
Business Area	Segment Sales

Power & Control Systems	17%
Electro-Optic/Infrared (EO/IR)	14
Microwave	14
Avionics & Displays	11
Simulation & Training	11
Precision Engagement	9
Security & Detection	6
Propulsion Systems	6
Telemetry & Advanced Technology	5
Undersea Warfare	4
Marine Services	3

Total Specialized Products	100%

The table below provides additional information for the systems and products, selected applications and selected platforms or end users of our Specialized Products reportable segment.

Systems/Products		Selected Applications		Selected Platforms/End Users

Power & Control Systems
• Shipboard electrical power packages, electric drives and propulsion, automation, navigation and communication systems	•	Surface ships ranging from shipping vessels, container carriers, environmental and research ships, ferries and cruise liners	•	Commercial shipbuilders and allied foreign navies
• Naval power delivery, conversion and switching products	•	Switching, distribution and protection, as well as frequency and voltage conversion	•	Naval submarines, surface ships and aircraft carriers
EO/IR
• Targeted stabilized camera systems with integrated sensors and wireless communication systems	•	Intelligence Data Collection, Surveillance and Reconnaissance	•	DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms
• Airborne and ground based high energy laser beam directors and high tracking rate telescopes	•	Directed energy systems, space surveillance, satellite laser ranging and laser communications	•	USAF and NASA
• Night Vision (NV) technology and electro-optical systems and products	•	Free-standing or mounted image intensified NV goggles, weapon sights, and driver viewers for special forces, pilots and aircrews, soldiers, Marines, sailors and law enforcement personnel	•	U.S. Army, USN, USMC, DHS, allied foreign militaries and law enforcement agencies
Microwave
• Passive components, switches and wireless assemblies	•	Radio transmission, switching and conditioning, antenna and base station testing and monitoring	•	DoD, wireless communications service providers and original equipment manufacturers
• Satellite and wireless components (channel amplifiers, transceivers, converters, filters and multiplexers)	•	Satellite transponder control, channel and frequency separation	•	SATCOM and wireless communications equipment for DoD and various government agencies
• Traveling wave tubes, power modules, klystrons and digital broadcast	•	Microwave vacuum electron devices and power modules	•	DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast
• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	•	Satellite communication systems	•	U.S. Army, USAF and various DoD customers
• Ultra-wide frequency and advanced radar antennas and radomes	•	Surveillance and radar detection	•	Military fixed and rotary winged aircraft, SATCOM
Avionics & Displays
• Solid state crash protected cockpit voice and flight data recorders	•	Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	•	Commercial transport, business, regional and military aircraft
• Airborne traffic and collision avoidance systems, terrain awareness warning systems	•	Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	•	Commercial transport, business, regional and military aircraft
• Advanced cockpit avionics	•	Pilot safety, navigation and situation awareness products	•	Commercial transport, business, regional and military aircraft
• Cockpit and mission displays	•	High performance, ruggedized flat panel and cathode ray tube displays and processors	•	Various military aircraft
Simulation & Training
• Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	•	Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	•	Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries

Systems/Products		Selected Applications		Selected Platforms/End Users

Precision Engagement
• Global Positioning System (GPS) receivers	•	Location tracking	•	Guided projectiles and precision munitions
• Navigation systems and positioning navigation units	•	Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	•	USAF, U.S. Army, USMC and NASA
• Premium fuzing products	•	Munitions and electronic and electromechanical safety arming devices (ESADs)	•	Various DoD and allied foreign military customers
Security & Detection
• Explosives detection systems and airport security systems	•	Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	•	DHS, including the U.S. Transportation and Security Administration (TSA), domestic and international airports and state and local governments
• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	•	Aviation, rail and border crossing security	•	TSA, U.S. Customs agency, various regulatory authorities and private security companies
Propulsion Systems
• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators	•	Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems	•	U.S. Army, USMC and allied foreign ministries of defense, manned/unmanned military platforms
Telemetry & Advanced Technology
• Telemetry and instrumentation systems	•	Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight tracking, testing and termination	•	Aircraft, missiles and satellites
• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	•	Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation systems for decontamination and industrial applications	•	U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF
Undersea Warfare
• Airborne dipping sonars, submarine and surface ship towed arrays	•	Submarine and surface ship detection and localization	•	USN and allied foreign navies
Marine Services
• Shipboard electronics racks, rugged computers, rugged displays and communication terminals	•	Ruggedized displays, computers and electronic systems	•	Naval vessels and other DoD applications
• Service life extensions	•	Landing craft air cushion amphibious vehicles	•	USN

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. A table that presents our funded backlog, percent of December 31, 2008 funded backlog expected to be recorded as sales in 2009 and funded orders for each of our reportable segments is located in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog and Orders” beginning on page 58.

Major Customers

The table below presents a summary of our 2008 sales by end customer and the percent contributed by each to our total 2008 sales. For additional information regarding domestic and foreign sales, see Note 21 to our audited consolidated financial statements.

		% of
	2008 Sales	Total Sales
	(in millions)

Army	$4,180	28%
Air Force	2,944	20
Navy/Marines	2,295	15
Other Defense	1,640	11

Total DoD	$11,059	74%
Other U.S. Government	1,067	7

Total U.S. Government	$12,126	81%
Foreign governments	1,099	7
Commercial — foreign	987	7
Commercial — domestic	689	5

Total sales	$14,901	100%

Approximately 73% of our DoD sales for 2008 were direct to the customer, and approximately 27% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2008, our five largest contracts generated 12% of our consolidated sales. For the year ended December 31, 2008, our largest contract, the U.S. Air Force (USAF) Contract Field Teams (CFT) contract, generated 3% of our sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2008, we employed approximately 11,000 engineers, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2008, 2007 and 2006 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$287	$263	$243
Commercial Businesses	86	93	77

Total	$373	$356	$320

Customer-funded research and development costs pursuant to contracts (revenue arrangements) are direct contract costs and are expensed when the corresponding revenue is recognized. See Note 2 to our audited consolidated financial statements for additional information regarding research and development.

Competition

Our businesses generally encounter intense competition. We believe that we are a major provider for many of the products and services we offer to our DoD, government and commercial customers.

Our ability to compete for existing and new business depends on a variety of factors, including,

•	the effectiveness and innovation of our technologies and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule performance;

•	us maintaining an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances; and

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete.

In some instances, we are the incumbent supplier or have been the sole provider on a contract for many years, and we refer to these positions as “sole-source”. On our sole-source contracts, there may be other suppliers who have the capability to compete for the contracts involved, but they can only enter the market if the customer chooses to reopen the particular contract to competition. Sole-source contracts are generally re-competed every three to five years and at times more frequently. For the year ended December 31, 2008, contracts where we held sole-source positions accounted for 50% of our total sales and contracts which we had competitively won accounted for 50% of our total sales.

We believe we are the defense supplier with one of the broadest and most diverse product portfolios. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for (i) certain products and subsystems where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems or services. We believe that a majority of our businesses enjoy the number one or number two competitive position in their market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance. However, some of these competitors are larger than we are and have more financial and other resources than we have.

In addition, our ability to compete for select contracts may require us to “team” with one or more of the other prime system contractors that bid and compete for major platform programs, and our ability to “team” with them is often dependent upon the outcome of a competition for subcontracts they award.

Patents and Licenses

Generally, we do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, most of our U.S. Government contracts generally permit us to use patents owned by other U.S. Government contractors. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most DoD work performed by other companies for the U.S. Government.

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

Contracts

A significant portion of our sales are derived from sole-source contracts as discussed above. We believe that our customers award sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against other prime system contractors for major subsystems business. As a consequence of our competitive position, for the year ended December 31, 2008, we won contract awards at a rate in excess of 61% on new competitive contracts that we bid on, and at a rate in excess of 95% on the number of contracts we rebid for when we were the incumbent supplier.

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

On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-reimbursable type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Sales from cost-reimbursable type contracts with award fees were approximately $1.3 billion for the year ended December 31, 2008. Sales from cost-reimbursable type contracts with incentive fees were approximately $589 million for the year ended December 31, 2008.

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-reimbursable type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees achieving 92% of the available award fees on average during the year ended December 31, 2008.

We believe we have a favorable balance of fixed-price, cost-reimbursable and time and material type contracts, a significant sole-source follow-on business and an attractive customer profile with limited reliance on any single contract.

The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
Contract-Type	2008	2007	2006

Fixed-price	54%	51%	50%
Cost-reimbursable	27%	30%	31%
Time-and-material	19%	19%	19%

Total sales	100%	100%	100%

Substantially all of our cost-reimbursable type contracts and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” on page 17 for a discussion of certain additional business risks specific to our government contracts.

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

Certain Acquired Pension Plans

In connection with our acquisition of ten business units from Lockheed Martin and the formation of L-3 in 1997, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain of these businesses from Lockheed Martin. Lockheed Martin had previously received a letter from the Pension Benefit Guaranty Corporation (PBGC), indicating that the pension plans of two businesses were under funded using the PBGC’s actuarial assumptions (Subject Plans).

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

For the year ended December 31, 2008, we contributed $3 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2008, the aggregate projected benefit obligation was $245 million and the aggregate plan assets were $144 million for the Subject Plans. At December 31, 2008, we have recorded a liability of $101 million for the under funded status of the Subject Plans.

Employees

As of December 31, 2008, we employed approximately 65,000 full-time and part-time employees, 84% of whom were located in the United States. Of these employees, approximately 15% are covered by 123 separate collective bargaining agreements with various labor unions. The success of our business is primarily dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2008 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

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

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our Web site, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” The Company posts its Code of Ethics and Business Conduct on its Corporate Governance webpage under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our Web site within the required periods. The information on the Company’s Web site is not incorporated by reference into this report. You can request a copy of our Code of Ethics and Business Conduct or any other corporate governance document or periodic report at no cost by contacting (866) INFO-LLL (866-463-6555).

To learn more about L-3, please visit the Company’s Web site at www.L-3com.com. L-3 uses its Web site as a channel of distribution of material Company information. Financial and other material information regarding L-3 is routinely posted on the Company’s Web site and is readily accessible.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of these risks could materially adversely affect our business and our financial condition, results of operations and cash flows, which could in turn materially adversely affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget. We, as well as other defense contractors, have benefited from increased overall DoD spending over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). The President’s DoD base defense budget request, for the government’s fiscal year ending September 30, 2009, excluding a fiscal year 2009 GWOT supplemental request, indicates continued growth over the fiscal year 2008 period. However, future DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Given the potential for uncertainty in the DoD fiscal process as we begin a new political era in the United States, and given the dangerous and volatile global condition in which the U.S. is a primary stabilizing force, our approach to future business planning will include our best assessments and judgments on how to account for change and adapt to new conditions and circumstances.

We rely predominantly on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. At December 31, 2008, we had approximately 2,100 contracts (revenue arrangements) with individual estimated contract values in excess of $1 million. Approximately 81%, or $12 billion, of our sales for the year ended December 31, 2008 were made directly or indirectly to U.S. Government agencies, including the DoD. For the year ended December 31, 2008, our largest contract (revenue arrangement) in terms of annual sales was the U.S. Air Force (USAF) Contract Field Teams (CFT) contract, which generated 3% of our sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military. Additionally, aggregate sales from our five largest contracts amounted to $1.8 billion, or 12% of our sales.

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

We are from time to time subject to governmental investigations relating to our operations. We are currently cooperating with the U.S. Government on several investigations, including but not limited to, an investigation by the Department of Justice Criminal Antitrust Division regarding information technology services performed for the Air Force. For a discussion of this matter, see the Titan Government Investigation in Note 18 to our audited consolidated financial statements.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to potential future claims and these levels of insurance may not be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations and future prospects. For a discussion of the material litigation to which we are currently a party, see Note 18 to our audited consolidated financial statements.

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

The process of integrating the operations of acquired businesses into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt, as well as more restrictive covenants. We consider and execute strategic acquisitions on an ongoing basis and may be evaluating acquisitions or engage in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions, and, except as disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Business and Product Line Dispositions” beginning on page 36, we have not entered into any agreements with respect to any material transactions at this time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted and unasserted claims and liabilities.

Goodwill represents a significant asset on our balance sheet. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The annual impairment test is based on determining the fair value of our reporting units. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 38.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-reimbursable and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-reimbursable or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 38.

The table below presents the percentage of our total sales generated from each contract-type as of December 31, 2008.

% of
Contract-Type	Total Sales

Fixed-price	54%
Cost-reimbursable	27%
Time-and-material	19%

Total sales	100%

Substantially all of our cost-reimbursable and time-and-material type contracts are with the U.S. Government, primarily the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price type contract sales.

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

On a cost-reimbursable type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-

reimbursable type and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

Additionally, the impact of revisions in profit or loss estimates for all types of contracts subject to percentage of completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories; and in some cases, result in liabilities to complete contracts in a loss position.

Intense competition in the industries in which our businesses operate could limit our ability to attract and retain customers.

The defense industry and the other industries in which our businesses operate and the market for defense applications is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition” beginning on page 13.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

In prior years we incurred substantial indebtedness to finance our business acquisitions. At December 31, 2008, we had approximately $4,550 million in aggregate principal amount of outstanding debt, which includes a $650 million term loan facility. In addition, at December 31, 2008, we had additional borrowing capacity of $940 million available to us under our revolving credit facility, after reductions of $60 million for outstanding letters of credit. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt is our senior credit facility, comprised of the $650 million term loan facility and the revolving credit facility, on March 9, 2010. For further discussion concerning the scheduled maturity of our senior credit facility, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Anticipated Sources of Cash Flow” on page 51.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt, including the scheduled maturity of our senior credit facility, depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry, as well as commercial industries in which we operate. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements.

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

Additionally, on December 31, 2008, we had $9,556 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” on page 56.

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

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 10 to our audited consolidated financial statements.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $11,572 million at December 31, 2008. As described above, the U.S. Government may unilaterally modify or terminate its contracts. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Our sales to certain foreign customers expose us to risks associated with operating internationally.

For the year ended December 31, 2008, sales to foreign customers, excluding our foreign sales made under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments, represented approximately 11% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

Global economic recession, continued tightening of credit markets, and U.S. Government intervention in financial and other industries may adversely affect our results.

Domestic and foreign economies and equity and fixed income markets have recently experienced significant declines, and severely diminished liquidity and credit availability. These economic conditions are currently negatively impacting, and could continue to adversely affect, our sales to the commercial markets in which we operate, including our commercial aviation products and commercial shipbuilding products businesses. Sales to commercial customers were $1.7 billion for 2008, or 11.2% of our total sales.

Additionally, while we are unable to predict the impact and outcome of these economic events and the U.S. Government’s intervention to shore up financial and other industries, these events could also negatively affect future U.S. defense budgets and spending and, consequently, our financial condition, results of operations and cash flows. Sales to the DoD represented 74% of our total sales for 2008.

These economic conditions could also continue to adversely affect our pension plan funded status and annual pension expense. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 53 and Note 19 to our audited consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2008, we operated in 536 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 45 locations consisting of approximately 5.5 million square feet and leased space at 491 locations consisting of approximately 17.9 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR — Camden, New Jersey; Greenville and Waco, Texas; and Salt Lake City, Utah.

•	Government Services — Huntsville, Alabama; Tucson, Arizona; Washington, DC; Orlando, Florida; Annapolis, Maryland; and Alexandria, Arlington, Chantilly and Reston, Virginia.

•	AM&M — Crestview, Florida; Lexington, Kentucky; South Madison, Mississippi; Greenville and Waco, Texas; and Edmonton and Quebec, Canada.

•	Specialized Products — Phoenix and Tempe, Arizona; Anaheim, San Carlos, San Diego, San Leandro, Santa Barbara, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Ayer, Massachusetts; Grand Rapids and Muskegon, Michigan; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Dallas and Garland, Texas; Norfolk, Virginia; Burlington and Toronto, Canada; and Hamburg and Elmenhorst, Germany.

Corporate and other locations — New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2008 is presented below.

	Leased	Owned	Total
	(Square feet in millions)

C3ISR	4.3	0.7	5.0
Government Services	3.1	—	3.1
AM&M	3.2	1.4	4.6
Specialized Products	7.2	3.4	10.6
Corporate	0.1	—	0.1

Total	17.9	5.5	23.4

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet current contractual requirements.

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 18 to our audited consolidated financial statements and is included in this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL”. On February 23, 2009, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $72.35 per share and the number of holders of L-3 Holdings’ common stock was approximately 75,000. The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

			Closing Price
	Dividends Paid		(High-Low)
	2008	2007	2008		2007

Common Stock — Dividends Paid and Market Prices
First Quarter	$0.30	$0.25	$110.48	— $101.99	$88.99	— $80.02
Second Quarter	0.30	0.25	114.46	— 90.63	99.20	— 87.81
Third Quarter	0.30	0.25	105.88	— 87.57	102.68	— 92.11
Fourth Quarter	0.30	0.25	98.32	— 59.32	114.69	— 103.69

Year Ended December 31	$1.20	$1.00	114.46	— 59.32	114.69	— 80.02

On February 5, 2009, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 17% to $0.35 per share, payable on March 16, 2009, to shareholders of record at the close of business on February 19, 2009.

L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock. See Note 10 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that are registered pursuant to Section 12 of the Exchange Act during the 2008 fourth quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans or	under the plans
	purchased	per share	programs	or programs
				(in millions)

September 27 — October 31, 2008(1)	1,846,332	$82.12	1,846,332	$—
November 1 — 30, 2008(2)	—	—	—	$1,000
December 1 — 31, 2008	1,037,564	66.61	1,037,564	$931

Total	2,883,896	$76.54	2,883,896

(1)	In October 2008, L-3 Holdings completed its previously announced $750 million share repurchase program, which was approved by its Board of Directors on December 11, 2007.

(2)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010.

From January 1, 2009 through February 25, 2009, L-3 Holdings has repurchased 980,609 shares of its common stock at an average price of $76.65 per share for an aggregate amount of $75 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2003 to December 31, 2008. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in our common stock was $100 on December 31, 2003.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $51.36 per share on December 31, 2003. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 from our audited consolidated financial statements not included in this Form 10-K. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2008(1)	2007	2006(2)	2005	2004
	(in millions, except per share data)

Statement of Operations Data:
Net sales	$14,901	$13,961	$12,477	$9,445	$6,897
Cost of sales	13,342	12,513	11,198	8,448	6,148
Litigation gain (charge)(3)	126	—	(129)	—	—
Stock-based charge(4)	—	—	(39)	—	—

Operating income	1,685	1,448	1,111	997	749
Interest and other income, net	28	31	20	6	7
Interest expense(3)	271	296	296	204	145
Minority interests in net income of consolidated subsidiaries	11	9	10	10	9
Loss on retirement of debt	—	—	—	—	5

Income from continuing operations before income taxes	1,431	1,174	825	789	597
Provision for income taxes	502	418	299	280	215

Income from continuing operations	$929	$756	$526	$509	$382

Net income(5)	$949	$756	$526	$509	$382

L-3 Holdings’ earnings per common share:
Basic:
Income from continuing operations	$7.66	$6.05	$4.27	$4.28	$3.54

Net income	$7.83	$6.05	$4.27	$4.28	$3.54

Diluted:
Income from continuing operations	$7.56	$5.98	$4.22	$4.20	$3.33

Net income	$7.72	$5.98	$4.22	$4.20	$3.33

L-3 Holdings’ weighted average common shares outstanding:
Basic	121.2	124.9	123.1	118.8	107.8

Diluted	122.9	126.5	124.8	121.2	117.4

Cash dividends declared per share on L-3 Holdings’ common stock	$1.20	$1.00	$0.75	$0.50	$0.40

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per share) from the sale of a product line (the “Product Line Divestiture Gain”), and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) related to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”).

(2)	Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123(R)), which reduced 2006 operating income by $42 million, net income by $29 million and diluted earnings per share by $0.23.

(3)	The year ended December 31, 2008 includes a pre-tax gain of $133 million ($81 million after income taxes, or $0.66 per diluted share) recorded in the second quarter of 2008, comprised of a $126 million reversal of a current liability for pending and threatened litigation (the “Litigation Gain”) and $7 million for related accrued interest as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict. For the year ended December 31, 2006, the Company recorded $129 million ($78 million after income taxes, or $0.63 per diluted share) related to this adverse jury verdict, which was rendered on May 24, 2006.

(4)	The “Stock-Based Charge” of $39 million ($25 million after income taxes, or $0.20 per diluted share) was recorded in the second quarter of 2006 in connection with L-3’s voluntary review of its past stock option granting practices and the related accounting.

(5)	Net Income includes an after-tax gain of $20 million or $0.16 per diluted share for the sale of our 85% ownership interest in Medical Education Technologies, Inc. (METI) on October 8, 2008. The gain is excluded from income from continuing operations for the year ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)

Balance Sheet Data (at year end):
Working capital	$2,254	$2,181	$1,553	$1,789	$1,633
Total assets	14,485	14,391	13,287	11,909	7,781
Long-term debt	4,538	4,537	4,535	4,634	2,190
Minority interests	83	87	84	81	78
Shareholders’ equity	5,831	5,989	5,306	4,491	3,800
Cash Flow Data:
Net cash from operating activities	$1,387	$1,270	$1,074	$847	$621
Net cash used in investing activities	(432)	(388)	(1,091)	(3,547)	(556)
Net cash (used in) from financing activities	(840)	(464)	(29)	2,441	453

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 30 to 61, the report related to the financial statements and internal control over financial reporting can be found on page 62 and the financial statements and related notes can be found on pages F-1 to F-64. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 31-32
Business Strategy	Pages 32-33
Industry Considerations	Pages 33-34
Key Performance Measures	Pages 34-36
Liquidity	Page 36
Business Acquisitions and Business and Product Line Dispositions	Pages 36-38
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Pages 38-40
Goodwill and Identifiable Intangible Assets	Pages 40-42
Pension Plan and Postretirement Benefit Plan Obligations	Page 42
Valuation of Deferred Income Tax Assets and Liabilities	Page 42
Liabilities for Pending and Threatened Litigation	Pages 42-43
Valuation of Long-Lived Assets	Page 43
Results of Operations, including business segments	Pages 43-51
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 51
Balance Sheet	Pages 51-53
Pension Plans	Page 53-54
Statement of Cash Flows	Pages 54-56
Contractual Obligations	Pages 56-57
Off Balance Sheet Arrangements	Page 57
Legal Proceedings and Contingencies	Pages 57-58

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

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 21 to our audited consolidated financial statements. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products and related services across several business areas that include power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection systems, propulsion systems, telemetry & advanced technology, undersea warfare, and marine services.

For the year ended December 31, 2008, we generated sales of $14,901 million. Our primary customer was the DoD. The table below presents a summary of our 2008 sales by end customer and the percent contributed by each to our total 2008 sales.

		% of
	2008 Sales	Total Sales
	(in millions)

Army	$4,180	28%
Air Force	2,944	20
Navy/Marines	2,295	15
Other Defense	1,640	11

Total DoD	$11,059	74%
Other U.S. Government	1,067	7

Total U.S. Government	$12,126	81%
Foreign governments	1,099	7
Commercial — foreign	987	7
Commercial — domestic	689	5

Total sales	$14,901	100%

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

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality and affordable solutions. Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, select business acquisitions and divestitures, dividends and share repurchases, enabling us to grow the company and return cash to our shareholders. We intend to maintain and expand our position as a leading supplier of products, subsystems, systems and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the objectives discussed below.

We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also intend to enter into “teaming” arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share on existing programs and participating on new programs. We also expect to identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products and services to existing and new customers. We also intend to continue to supplement our growth by participating on and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single contract and significant follow-on and new business opportunities. We also expect to continue to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs or customers to our existing businesses, and provide attractive returns on investment.

We believe that favorable performance on our existing contracts is the foundation for successfully meeting our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically. We believe that a prerequisite for growing and winning new business is to retain our existing business with successful contract performance, including schedule, cost, technical and other performance criteria. Therefore, we will continue to focus on delivering superior contract performance to our customers to maintain our reputation as an agile and responsive contractor and to differentiate L-3 from its competitors.

We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales.

We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products, services and solutions. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration between our businesses to offer the best quality and competitive solutions and services to our customers.

Industry Considerations

In recent years, a variety of changing conditions have significantly affected the markets for defense systems, products and services. There has been a fundamental shift in focus from a traditional “threat-based” model to one that emphasizes a broad range of capabilities needed to respond to all contingencies and to defeat all adversaries (all hazards, all threats). This expanded scope has transformed the U.S. defense posture to a “capabilities-based” orientation that can be tailored and structured to meet the demands of contemporary and future national and homeland security requirements. This new approach involves creating a more flexible response with appropriate capability, agility and force while highlighting changing technologies and operational approaches applied to the challenges we face at every level of warfare and in conditions short of war. The entire set of capabilities resident in the DoD inventory will be examined for change, with special attention given to improved strategic defense systems, interoperable and brilliant networked information and communications systems, precise weapons and survivable delivery platforms, improved and enhanced intelligence, reconnaissance, surveillance and target acquisition (IRSTA) systems, and security systems in general. This transformation also includes the application of military capabilities for homeland defense and selected emergency response efforts.

We anticipate that the 2010 U.S. Quadrennial Defense Review (QDR) will incorporate “lessons learned” from U.S. military operations in Iraq, Afghanistan, the Balkans, and from other conflicts and security-related events around the world. We anticipate the promotion of enhanced special operations and irregular warfare capabilities, improved intelligence gathering and application, greater language and cultural capabilities, more effective communications and information sharing, and enhanced security cooperation with partner nations. We also anticipate increased attention to selected strategic capabilities to maintain a strong deterrent posture against future challenges to our security.

In recent years DoD budgets have reflected increased focus on C5ISR (command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance), precision-guided weapons, UAVs and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. In addition, the DoD has focused on a transformation strategy that seeks to balance modernization and recapitalization (or upgrading existing platforms and capabilities) while enhancing readiness and joint operations — all while engaging in demanding on-going military operations.

As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent limited investment in future programs. DoD’s emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders — often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, it is expected that the DoD budget for information technologies and defense electronics will grow. We believe L-3 is well positioned to benefit from the expected focus in those areas.

While the DoD budget could be affected by several factors, including current and future economic conditions and the new administration priorities, we are unable to predict the impact and outcome of these uncertainties. However, the current outlook is one of more precise application of DoD spending, which will continue to support L-3’s future orders and sales, operating results and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits, and cash flows of defense contractors, including L-3, depending on the platforms and programs affected by such budget reductions.

With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-DoD security operations.

On balance, L-3 is one of the key U.S. providers of product, capability and support and services in both defense and homeland security. Anticipated business in these key critical areas favors a vital and rewarding future for our company.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add new products, services, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the (1) current period from business and product line acquisitions that have been included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth. Our average annual sales growth for the five years ended December 31, 2008, was 25%, with average annual organic sales growth of approximately 10% and average annual sales growth from business acquisitions of approximately 15%. Sales growth for the year ended December 31, 2008 was 7%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 2%.

For the year ended December 31, 2008, our largest contract (revenue arrangement) in terms of annual sales was the USAF CFT contract, which generated 3% of our sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military. The USAF recently selected L-3 as one of the winning contractors for the next CFT indefinite delivery/indefinite quantity contract that began on October 1, 2008. There will be more contractors competing for task orders on the new CFT contract compared to the existing contract, and therefore, we may not be able to maintain our annual sales on the new contract.

For the year ended December 31, 2007, our largest contract (revenue arrangement) in terms of annual sales was the World Wide Linguist Support Services contract (Linguist Contract), which generated 5% of 2007 consolidated sales. On February 15, 2008, the U.S. Army Intelligence and Security Command

(INSCOM) announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract. The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq. On June 9, 2008, we transitioned from our prime contract to a subcontract with Global Linguist Solutions (GLS) to supply translation and interpretation services in Iraq under the TIMS contract.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). We believe that our businesses should be able to generate organic sales growth for the foreseeable future because we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: communications and persistent ISR, sensors, precision engagement, Special Operations Forces, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allowed for the focus of base budget resources on transformational modernization programs.

The current and future DoD budgets and level of future Congressional supplemental appropriations for U.S. military operations in Iraq and Afghanistan could remain unchanged or decline because of several factors, including but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, new administration priorities, changing national security and defense requirements, and geo-political developments, which are beyond our control. Any of these factors could result in a significant decline in or redirection of current and future DoD budgets and impact L-3’s future results of operations, including our organic sales growth rate. Additionally, L-3’s future results of operations and sales growth are affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at a lower cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Growth. For the year ended December 31, 2008, our consolidated operating income was $1,685 million and our consolidated operating margin was 11.3%. Our operating income and operating margins for the year ended December 31, 2008, were impacted by certain items which occurred during the 2008 second quarter, as further discussed below. Excluding these same items, our consolidated operating income was $1,575 million for the year ended December 31, 2008, an increase of 9% from $1,448 million for the year ended December 31, 2007, and our consolidated operating margin was 10.6% for the year ended December 31, 2008, an increase of 20 basis points from 10.4% for the year ended December 31, 2007.

Excluding an increase in our 2009 pension expense because of a 28% decline in pension plan asset returns as a result of declines in equity and fixed income financial markets during 2008, we expect to continue to generate modest annual increases in operating margin as we expect to increase sales, grow sales at a faster rate than indirect costs and improve our overall contract performance. However, we may not be able to expand our operating margin on an annual basis. Additionally, in the future, select business acquisitions and select new business could reduce our operating margins, if the margins are lower than L-3’s existing operating margin. In addition, any further decline in pension plan asset returns during 2009 could reduce our operating margins in 2010. Our business objectives include growing earnings per share and cash flow. Improving operating margins is one method for achieving this growth, but it is not the only one.

Other 2008 Events

Our 2008 results were affected by three matters, which increased consolidated operating income by $110 million, income before income taxes by $117 million, net income by $71 million and diluted earnings per share (EPS) by $0.58, which are collectively referred to as the Q2 2008 Items:

•	A gain of $133 million ($81 million after income taxes, or $0.66 per share) for the reversal of a $126 million current liability for pending and threatening litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals that vacated an adverse 2006 jury verdict and $7 million of related accrued interest, which is recorded in interest expense and other items (the “Litigation Gain”);

•	A gain of $12 million ($7 million after income taxes, or $0.06 per share) from the sale of a product line (the “Product Line Divestiture Gain”); and

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) relating to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”).

Also, on October 8, 2008, we divested our 85% ownership interest in METI and recorded a gain in the year ended December 31, 2008 of $33 million ($20 million after income taxes, or $0.16 per diluted share). The gain is excluded from income from continuing operations for the year ended December 31, 2008.

Liquidity

Our primary source of liquidity is cash flow generated from operations. We generated $1,387 million of cash from operating activities during the year ended December 31, 2008. We also had cash and cash equivalents of $867 million at December 31, 2008. Notwithstanding the recent declines in equity and fixed income financial markets and diminished liquidity and credit availability, we currently believe that our liquidity is adequate to meet our anticipated requirements. Our first scheduled maturity of outstanding debt is our $650 million term loan facility, which matures on March 9, 2010. Our intention is to refinance all or a portion of the $650 million term loan facility borrowings, if we are able to do so on terms that are acceptable to us. If such terms are not available to us, we intend to repay the term loan facility with cash on hand. Our revolving credit facility also matures on March 9, 2010. We intend to enter into a new revolving credit facility at or before that time. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” on page 51.

Business Acquisitions and Business and Product Line Dispositions

As discussed above, a portion of our growth strategy is to selectively acquire businesses that add new products, services, technologies, programs or customers to our existing businesses. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their business-type, contract-type, sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities.

Business Acquisitions and Divestitures

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2006, 2007 and 2008, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2008, we used $283 million in the aggregate for business acquisitions, including earnout payments and remaining contractual purchase prices.

		Purchase
Business Acquisitions	Date Acquired	Price(1)
		(in millions)

2006
SAM Electronics GmbH	January 31, 2006	$189
SafeView, Inc. (SafeView) and CyTerra Corporation	March 2006	190	(2)
METI	April 4, 2006	11	(3)
SSG Precision Optronics, Inc.	June 1, 2006	68
Nautronix Defence Group (Nautronix)	June 1, 2006	71	(4)
Crestview Aerospace Corporation	June 29, 2006	153
TRL Electronics plc	July 12, 2006	171
Nova Engineering (Nova)	October 25, 2006	47	(5)
Advanced Systems Architecture Ltd., TCS Design and Management Services, Incorporated, Magnet-Motor GmbH, gForce Technologies, Inc. and TACNET	Various	72	(6)

Total 2006		$972

2007
Geneva Aerospace, Inc. (Geneva)	January 31, 2007	$16	(7)
Global Communication Solutions, Inc.	May 4, 2007	152
APSS S.r.l.	August 31, 2007	12
MKI Systems, Inc.	December 3, 2007	45

Total 2007		$225

2008
HSA Systems Pty. Ltd.	March 14, 2008	$16
METI	April 4, 2008	3	(3)
Electro-Optical Systems	April 21, 2008	178
G.A. International Electronics and subsidiaries (GAI)	July 25, 2008	4	(8)
International Resources Group Ltd.	December 3, 2008	58	(9)

Total 2008		$259

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)	Excludes additional purchase price for SafeView, not to exceed $35 million, in the aggregate, which is contingent upon its financial performance through December 31, 2008. The remaining contractual purchase price is currently subject to an arbitration proceeding, see Note 18 to our audited consolidated financial statements.

(3)	We increased our ownership interest in METI from approximately 47% to 80% in 2006 and from 80% to 85% in 2008. METI was sold on October 8, 2008, as described below.

(4)	Excludes additional purchase price, not to exceed $2 million, in the aggregate, which is contingent upon certain contract awards to Nautronix through 2010.

(5)	Excludes additional purchase price, not to exceed $5 million, in the aggregate, which is contingent upon the financial performance of Nova for the years ending December 31, 2009 and 2010.

(6)	Excludes additional purchase price, not to exceed $1 million, in the aggregate, which is contingent upon the financial performance of TACNET for the years ending December 31, 2009 and 2010.

(7)	Excludes additional purchase price, not to exceed $13 million, in the aggregate, which is contingent upon the financial performance of Geneva for the year ending December 31, 2009.

(8)	Excludes additional purchase price, not to exceed $1 million, in the aggregate, which is contingent upon the financial performance of GAI through July 2011.

(9)	The final purchase price is subject to adjustment based on final closing date net assets.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. Additionally, on January 30, 2009, we acquired Chesapeake Sciences Corporation (CSC). CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants.

Divestitures. On October 8, 2008, we divested our 85% ownership interest in METI, which is within the Specialized Products segment. The sale resulted in a gain in the year ended December 31, 2008 of $33 million ($20 million after income taxes). The gain is excluded from income from continuing operations in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The revenues, operating results and net assets of METI for all periods presented were not material and therefore not presented as discontinued operations. The sales price and related gain with respect to this business divestiture are subject to adjustment based on actual closing date net working capital, which is expected to be resolved during the first quarter of 2009. On May 9, 2008, we sold the Electron Technologies Passive Microwave Devices (PMD) product line within the Specialized Products segment and recognized an after-tax gain of approximately $7 million (pre-tax gain of $12 million).

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, valuation of deferred taxes, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. A large portion of our revenue is generated using written contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed price, cost-reimbursable, or time-and-material. These contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (ARB 45). Cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Substantially all of our cost-reimbursable type and time and material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the

U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price type contracts that are covered by SOP 81-1, ARB 43 and ARB 45 are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under the POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on these fixed-price contracts, require the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-reimbursable type contracts are included as an element of total estimated contract revenues and recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-reimbursable type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-reimbursable and time and material type contracts within the scope of SAB 104 are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2008, we had goodwill of $8,029 million and identifiable intangible assets of $417 million.

The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Pursuant to our adoption of SFAS 142 on January 1, 2002, we selected a goodwill impairment measurement date of January 1 of each year; and we have determined that goodwill was not impaired as of January 1, 2008. In the fourth quarter of 2008, we changed our impairment measurement date to November 30 of each year. See Note 2 to our audited consolidated financial statements for a discussion of the change in the goodwill impairment date.

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

The more significant assumptions used in a DCF valuation regarding the estimated fair values of our reporting units in connection with goodwill valuation assessments are: (1) detailed five year cash flow projections for each of our reporting units, (2) a risk adjusted discount rate including the estimated risk-free rate of return, and (3) the expected long-term growth rate of our businesses, which approximates the expected long-term growth rate for the U.S. economy and the industries in which we operate. The risk adjusted discount rate represents the estimated weighted-average cost of capital (WACC) for the reporting units. It is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to L-3’s reporting units, including a risk free rate of return and an equity risk premium, and (2) the current after-tax market rate of return on L-3’s debt, each weighted by the relative market value percentages of L-3’s equity and debt. The valuation of our reporting units performed as of November 30, 2008 in connection with our annual impairment test used a weighted average risk adjusted discount rate of approximately 9%. The table below presents the impact on the fair value of reporting units for select changes in the risk adjusted discount rate, expected long-term growth rate and cash flow projections.

		Aggregate
	Increase	Decrease in Fair Value
Assumption	(decrease)	of reporting units
		(In millions)

Risk adjusted discount rate	25 bpts	$717	4%
Expected long-term growth rate	(25) bpts	$480	3%
Cash flow projections	(1)%	$86	—%

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Changes to our expected long-term assumptions for 2009 are not expected to significantly impact our 2009 pension expense compared to 2008. However, due to negative pension plan asset returns during 2008, our pension expense for 2009 is expected to increase by $76 million to $163 million from $87 million in 2008. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 53 for a further discussion of our estimated 2009 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2008 and 2007 were based on a hypothetical double A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 53.

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2008, we had net deferred tax assets of $101 million, including $15 million for loss carryforwards and $10 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its net deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2008, the consolidated carrying values of our property, plant and equipment were $821 million, capitalized software development costs were $47 million and certain long-term investments were $30 million. As of December 31, 2008, the carrying value of our property, plant and equipment represented 6% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for certain periods presented are affected significantly by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,		Increase/		Year Ended December 31,		Increase/
(Dollars in millions, except per share data)	2008(1)	2007	(decrease)		2007	2006	(decrease)

Net sales	$14,901	$13,961	$940		$13,961	$12,477	$1,484
Operating income	$1,685	$1,448	$237		$1,448	$1,111	$337
Litigation Gain(2)	(126)	—	(126)		—	—	—
Q2 2006 Charges(3)	—	—	—		—	168	(168)

Segment operating income	$1,559	$1,448	$111		$1,448	$1,279	$169

Operating margin	11.3%	10.4%	90	bpts	10.4%	8.9%	150	bpts
Litigation Gain(2)	(0.8)%	—	(80	) bpts	—	—	—	bpts
Q2 2006 Charges(3)	—	—	—	bpts	—	1.4%	(140	)bpts

Segment operating margin	10.5%	10.4%	10	bpts	10.4%	10.3%	10	bpts
Interest expense and other items	$254 (2)	$274	$(20)		$274	$286	$(12)
Effective income tax rate	35.1%	35.6%	(50	) bpts	35.6%	36.2%	(60	)bpts
Income from continuing operations	$929	$756	$173		$756	$526	$230
Net Income	$949	$756	$193		$756	$526	$230
Diluted EPS:
Income from continuing operations	$7.56	$5.98	$1.58		$5.98	$4.22	$1.76
Net Income	$7.72	$5.98	$1.74		$5.98	$4.22	$1.76
Diluted shares	122.9	126.5	(3.6)		126.5	124.8	1.7

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per share) from the sale of a product line (the “Product Line Divestiture Gain”), and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) related to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”). Together with the Litigation Gain described in Note (2), these items are referred to as the Q2 2008 Items.

(2)	The “Litigation Gain” represents a June 27, 2008 decision by the U.S Court of Appeals to vacate an adverse 2006 jury verdict, see Note (3) below. In the second quarter of 2008, we recorded a gain of $133 million ($81 million after income taxes, or $0.66 per diluted share), comprised of a $126 million reversal of a current liability for pending and threatened litigation and $7 million for related accrued interest.

(3)	Includes (1) a pre-tax charge of $129 million ($78 million after income taxes or $0.63 per diluted share) related to an adverse jury verdict on May 24, 2006 (see OSI Systems, Inc. in Note 18 to our audited consolidated financial statements), and (2) a pre-tax charge of $39 million ($25 million after income taxes or $0.20 per diluted share) in connection with our voluntary review of our past stock option granting practices (see Note 3 to our audited consolidated financial statements). These two 2006 charges are collectively referred to herein as the Q2 2006 Charges.

2008 Compared with 2007

Net sales: For the year ended December 31, 2008, consolidated net sales increased by 7% compared to the year ended December 31, 2007. Consolidated organic sales growth of 5%, or $675 million, was driven primarily by growth in all business segments except for Government Services, which decreased because of lower linguist services. The increase in consolidated net sales from acquired businesses was $265 million, or 2%. Sales from services increased by $382 million to $7,771 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2008, compared to $7,389 million, or 53% of consolidated net sales for the year ended December 31, 2007. The increase in service sales was primarily due to organic sales growth in Government Services, excluding lower linguist services, and ISR systems, networked communications systems, base and aircraft support services and several areas in the Specialized Products reportable segment. Sales from products increased by $558 million to $7,130 million for the year ended December 31, 2008, compared to $6,572 million for the year ended December 31, 2007. The increase in product sales was primarily due to organic sales growth in aircraft modernization, networked communications systems, and several product areas in the Specialized Products reportable segment. See the reportable segment discussions below for more analysis of our sales growth.

Operating income and operating margin: For the year ended December 31, 2008 compared to the year ended December 31, 2007, consolidated operating income increased by $237 million, and consolidated operating margin increased to 11.3% from 10.4%. The Q2 2008 Items increased consolidated operating income by $110 million and operating margin by 70 basis points. Excluding the Q2 2008 Items, consolidated operating margin increased by 20 basis points to 10.6% for the year ended December 31, 2008 compared to 10.4% for the year ended December 31, 2007. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest expense and other items: Interest expense and other items for the year ended December 31, 2008 decreased by $20 million, or 7%, compared to December 31, 2007 due to the reversal of $7 million of accrued interest during the 2008 second quarter in connection with the Litigation Gain. Lower interest rates on our outstanding variable rate debt also reduced interest expense for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Effective income tax rate:  The effective tax rate for the year ended December 31, 2008 decreased by 50 basis points compared to the same period last year. Excluding the Q2 2008 Items, the effective tax rate decreased by 90 basis points. The tax rate for the year ended December 31, 2008 included a reversal of previously accrued amounts of $18 million, or $0.15 per share, primarily related to the completion of examinations of the 2004 and 2005 U.S. Federal income tax returns, and certain state and foreign tax accruals. The reversal of previously accrued amounts during the year ended December 31, 2007 was $12 million, or $0.10 per share.

Diluted earnings per share from continuing operations and income from continuing operations: For the year ended December 31, 2008, diluted EPS from continuing operations increased to $7.56 per share compared to $5.98 per share for the year ended December 31, 2007. Income from continuing operations for the year ended December 31, 2008 increased to $929 million compared to $756 million for the year ended December 31, 2007. Excluding the Q2 2008 Items, income from continuing operations increased by $102 million, or 13%, to $858 million and EPS from continuing operations increased $1.00, or 17%, to $6.98.

Diluted earnings per share and net income: For the year ended December 31, 2008, diluted EPS increased to $7.72 per share and net income increased to $949 million, which includes a gain on the sale of METI of $33 million ($20 million after income taxes, or $0.16 per diluted share).

Diluted shares outstanding: Diluted shares outstanding for the year ended December 31, 2008 decreased by 3.6 million shares, compared to the year ended December 31, 2007. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various stock based compensation programs and contributions to employee savings plans made in common stock.

2007 Compared with 2006

Net sales: For the year ended December 31, 2007, consolidated net sales increased by 12% compared to the year ended December 31, 2006. Consolidated organic sales growth of 10%, or $1,193 million, was driven primarily by continued strong demand for ISR systems, government services, networked communications systems, aircraft and base support services, aircraft modernization and several specialized product areas, including power & control systems, electro-optic/infrared (EO/IR), undersea warfare, simulation & training and propulsion systems. The increase in consolidated net sales from acquired businesses was $291 million, or 2%. Sales from services increased by $845 million to $7,389 million, representing approximately 53% of consolidated net sales for the year ended December 31, 2007, compared to $6,544 million, or 52% of consolidated net sales for the year ended December 31, 2006. The increase in service sales was primarily due to organic sales growth in government services, ISR systems, aircraft and base support services and aircraft modernization. Sales from products increased by $639 million to $6,572 million for the year ended December 31, 2007, compared to $5,933 million for the year ended December 31, 2006. The increase in product sales was primarily due to organic sales growth in several product areas in the Specialized Products reportable segment. See the reportable segment discussions below for more analysis of our sales growth.

Operating income and operating margin: For the year ended December 31, 2007 compared to the year ended December 31, 2006, consolidated operating income increased by $337 million, and consolidated operating margin increased to 10.4% from 8.9%. Excluding the Q2 2006 Charges, consolidated operating income increased by $169 million, or 13%, for the year ended December 31, 2007 compared to $1,279 million for the year ended December 31, 2006, and consolidated operating margin increased by 10 basis points from 10.3% for the year ended December 31, 2006. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest expense and other items: Interest expense and other items for the year ended December 31, 2007 decreased by $12 million, or 4%, compared to December 31, 2006, primarily due to interest income on higher cash balances.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2007 of 35.6% included a benefit of $12 million, or $0.10 per share for the reversal of previously accrued amounts, primarily interest, related to the 2002 and 2003 U.S. Federal income tax returns, and without these benefits, the tax rate was 36.6%. Before giving effect to the Q2 2006 Charges, the tax rate for the year ended December 31, 2006 was 36.6%.

Diluted earnings per share and net income: For the year ended December 31, 2007, diluted EPS increased to $5.98 per share compared to $4.22 per share for the year ended December 31, 2006. Net income for the year ended December 31, 2007 increased to $756 million compared to $526 million for the year ended December 31, 2006. Excluding the Q2 2006 Charges, diluted EPS for the year ended December 31, 2007 increased by $0.93, or 18%, compared to $5.05 per share for the year ended December 31, 2006. Similarly, net income for the year ended December 31, 2007 increased by $126 million, or 20%, from $630 million for the year ended December 31, 2006.

Diluted shares outstanding: Diluted shares outstanding for the year ended December 31, 2007 increased by 1.7 million shares, compared to the year ended December 31, 2006. The increase was primarily due to additional shares issued in connection with various stock based compensation programs and contributions to employee savings plans made in common stock. These increases were partially offset by repurchases of our common stock in connection with our share repurchase programs.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our audited consolidated financial statements for our reportable segment data.

	Year Ended December 31,
	2008		2007	2006
	(dollars in millions)

Net sales:(1)
C3ISR	$2,566.9		$2,310.4	$2,025.3
Government Services	4,303.0		4,333.5	3,834.4
AM&M	2,657.4		2,527.7	2,327.5
Specialized Products	5,373.8		4,788.9	4,289.7

Consolidated net sales	$14,901.1		$13,960.5	$12,476.9

Operating income:
C3ISR	$251.2		$231.6	$215.8
Government Services	421.1		403.5	342.9
AM&M	240.9		246.6	232.6
Specialized Products	645.8	(2)	566.4	487.8

Segment operating income	$1,559.0	(2)	$1,448.1	$1,279.1
Litigation Gain	125.6		—	—
Q2 2006 Charges(3)	—		—	(168.2)

Consolidated operating income	$1,684.6		$1,448.1	$1,110.9

Operating margin:
C3ISR	9.8%		10.0%	10.7%
Government Services	9.8%		9.3%	8.9%
AM&M	9.1%		9.8%	10.0%
Specialized Products	12.0	%(2)	11.8%	11.4%
Segment operating margin	10.5	%(2)	10.4%	10.3%
Litigation Gain	0.8%		—%	—%
Q2 2006 Charges(3)	—%		—%	(1.4)%

Consolidated operating margin	11.3%		10.4%	8.9%

(1)	Net sales are after intercompany eliminations.

(2)	Segment operating income includes the Product Line Divestiture gain of $12 million and a non-cash Impairment Charge of $28 million, which is recorded in Specialized Products. The Product Line Divestiture gain and non-cash Impairment Charge reduced total segment operating margin by 10 basis points and Specialized Products operating margin by 30 basis points.

(3)	See Notes 3 and 18 to our audited consolidated financial statements.

C3ISR

	Year Ended December 31,		Increase /		Year Ended December 31,		Increase /
	2008	2007	(decrease)		2007	2006	(decrease)
	($ in millions)

Net sales	$2,566.9	$2,310.4	$256.5		$2,310.4	$2,025.3	$285.1
Operating income	251.2	231.6	19.6		231.6	215.8	15.8
Operating margin	9.8%	10.0%	(20	) bpts	10.0%	10.7%	(70	) bpts

2008 Compared with 2007

For the year ended December 31, 2008, C3ISR net sales increased by 11% compared to the year ended December 31, 2007 driven by higher sales volume of $257 million primarily for continued demand and new contracts from the DoD for airborne ISR and networked communications systems for manned and unmanned platforms.

C3ISR operating income for the year ended December 31, 2008 increased by 8% compared to the year ended December 31, 2007. Operating margin decreased by 20 basis points. Higher costs for international airborne ISR systems reduced operating margin by 140 basis points. This decrease was partially offset by higher sales volume for airborne ISR systems and networked communications systems for the DoD and lower development costs for new secure communications products.

2007 Compared with 2006

For the year ended December 31, 2007, C3ISR net sales increased by 14% compared to the year ended December 31, 2006, driven by higher sales volume of $226 million primarily for airborne surveillance and ISR systems, and continued strong demand from the DoD for networked communications systems. These increases were partially offset by $5 million for lower sales volume for Secure Terminal Equipment (STE), a product with declining demand as it continues to approach full deployment in the marketplace. The increase in net sales from acquired businesses was $64 million, or 3%.

C3ISR operating income for the year ended December 31, 2007 increased by 7% compared to the year ended December 31, 2006 primarily because of higher sales volume, partially offset by a lower operating margin. Operating margin for the year ended December 31, 2007 decreased by 70 basis points of which 80 basis points were primarily due to higher development costs for new secure communications products and a decrease in higher margin STE sales. Acquired businesses reduced operating margin by 10 basis points. These decreases were partially offset by an increase of 20 basis points primarily due to higher sales volume and improved contract performance for networked communications systems.

Government Services

	Year Ended December 31,		(Decrease)		Year Ended December 31,
	2008	2007	increase/		2007	2006	Increase
	($ in millions)

Net sales	$4,303.0	$4,333.5	$(30.5)		$4,333.5	$3,834.4	$499.1
Operating income	421.1	403.5	17.6		403.5	342.9	60.6
Operating margin	9.8%	9.3%	50	bpts	9.3%	8.9%	40	bpts

2008 Compared with 2007

For the year ended December 31, 2008, Government Services net sales decreased by 1% compared to the year ended December 31, 2007. A decline in sales of $319 million for linguist services was partially offset by an increase in sales of $224 million primarily for IT and software engineering solution services, training and other support services to the DoD. Total linguist-Iraq sales for the year ended December 31, 2008 were $399 million. The increase in net sales from acquired businesses, net of divestitures, was $64 million, or 1%.

Government Services operating income for the year ended December 31, 2008 increased by 4% compared to the year ended December 31, 2007. Operating margin for the year ended December 31, 2008 increased by 50 basis points. Operating margin increased by 10 basis points because of a decline in lower margin linguist sales. Higher sales for business areas other than linguist services and lower indirect costs as a percentage of sales increased operating margin by 80 basis points. These increases were partially offset by (1) 20 basis points due to lower sale prices on certain new contracts and (2) 20 basis points due to a $4 million litigation accrual for costs to settle a claim and $4 million for severance and other costs related to business realignment and consolidation activities.

2007 Compared with 2006

For the year ended December 31, 2007, Government Services net sales increased by 13% compared to the year ended December 31, 2006, driven primarily by (1) volume increases of $327 million on existing contracts and recent new business awards for several services including linguists and translators, training and operational support for the U.S. military operations in Iraq and Afghanistan as well as broader U.S. national security objectives on a global basis and (2) higher sales of $166 million for information technology solutions to support U.S. Army communications and surveillance activities and support services for the U.S. Special Operations Command because of growth on existing contracts. The Linguist Contract generated sales of $738 million for the year ended December 31, 2007, an increase of $127 million compared with $611 million for 2006. The increase in net sales from acquired businesses was $6 million.

Government Services operating income increased by 18% compared to the year ended December 31, 2006 due to higher sales volume and higher operating margin. Operating margin for the year ended December 31, 2007 increased by 40 basis points due to higher sales volume, lower overhead costs as a percentage of sales, and improved contract performance, partially offset by higher sales volume on the Linguist Contract.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,		Increase /		Year Ended December 31,		Increase/
	2008	2007	(decrease)		2007	2006	(decrease)
	($ in millions)

Net sales	$2,657.4	$2,527.7	$129.7		$2,527.7	$2,327.5	$200.2
Operating income	240.9	246.6	(5.7)		246.6	232.6	14.0
Operating margin	9.1%	9.8%	(70	) bpts	9.8%	10.0%	(20	) bpts

2008 Compared with 2007

For the year ended December 31, 2008, AM&M net sales increased by 5% compared to the year ended December 31, 2007. The increase in sales volume was primarily driven by $115 million higher base and aircraft support services and $118 million for the Joint Cargo Aircraft (JCA) program. These increases were partially offset by lower sales volume of $44 million for the Canadian Maritime Helicopter program and lower aircraft modernization sales of $59 million for international customers and head-of-state aircraft for foreign government customers.

AM&M operating income for the year ended December 31, 2008 decreased by 2% compared to the year ended December 31, 2007. Operating margin for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased by 70 basis points. The year ended December 31, 2008 included $10 million of litigation accruals for costs to settle certain claims, which reduced operating margin by 30 basis points. Operating margin for the year ended December 31, 2008 compared to the year ended December 31, 2007 also declined by another 110 basis points due to a change in sales mix, primarily sales volume for JCA and lower international sales. These decreases were partially offset by 70 basis points because of improved contract performance.

2007 Compared with 2006

For the year ended December 31, 2007, AM&M net sales increased by 9% compared to the year ended December 31, 2006, driven by increased volume of (1) $104 million for aircraft and base support services related to continued support of U.S. military operations in Iraq and Afghanistan, partially offset by lower sales volume due to a loss of a contract in June 2006 to provide maintenance and support for U.S. Navy fixed-wing training aircraft and (2) $34 million for aircraft modernization, primarily to modify C-130 aircraft for international customers, U.S. Presidential helicopter and head-of-state aircraft for foreign government customers. The increase in net sales from acquired businesses was $62 million, or 3%.

AM&M operating income for the year ended December 31, 2007 increased by 6% compared to the year ended December 31, 2006 primarily because of higher sales volume, partially offset by lower operating margin. Operating margin decreased by 20 basis points primarily due to lower incentive fees on a contract related to a reduction in the annual contractual target costs.

Specialized Products

	Year Ended December 31,				Year Ended December 31,
	2008	2007	Increase		2007	2006	Increase
	($ in millions)

Net sales	$5,373.8	$4,788.9	$584.9		$4,788.9	$4,289.7	$499.2
Operating income	645.8	566.4	79.4		566.4	487.8	78.6
Operating margin	12.0%	11.8%	20	bpts	11.8%	11.4%	40	bpts

2008 Compared with 2007

For the year ended December 31, 2008, Specialized Products net sales increased by 12% compared to the year ended December 31, 2007 reflecting higher sales volume of (1) $118 million for power & control systems mostly for commercial shipbuilding, and power generation, distribution, conditioning and conversion products primarily for the U.S. Army and U.S. Navy, (2) $86 million for microwave products due to higher demand and deliveries of mobile satellite communications systems, satellite and space components, and communication services primarily to the DoD, (3) $65 million primarily for combat propulsion systems due to new and existing contracts, aviation products primarily related to spare parts for the U.S. military and data recorders for aviation and maritime markets, and acoustic undersea warfare products and ocean mapping related to new and existing contracts, (4) $56 million for precision engagement primarily related to new contracts and increased shipments on existing contracts for situational awareness systems and fuzing products, (5) $54 million for EO/IR products primarily due to increased demand and deliveries from new and existing contracts, and (6) $41 million for simulation & training primarily related to new contracts and timing of deliveries on existing contracts. These increases were partially offset by a decrease of $36 million for displays primarily due to timing of contractual deliveries and contracts completed or nearing completion. The increase in net sales from acquired businesses, net of divestitures, was $201 million, or 4%.

Specialized Products operating income for the year ended December 31, 2008 increased by 14% compared to the year ended December 31, 2007. The year ended December 31, 2008 included a gain of $12 million for the Product Line Divestiture Gain and a non-cash Impairment Charge of $28 million. Excluding these two items, operating income was $661.1 million and operating margin for the year ended December 31, 2008 compared to December 31, 2007 increased 50 basis points to 12.3%. Operating margin increased by 70 basis points due to improved contract performance and higher sales across several business areas. These increases were partially offset by 10 basis points due to a $6 million litigation accrual for costs to settle a claim and 10 basis points because of a $7 million gain in the 2007 third quarter from the settlement of a third party claim that did not recur.

2007 Compared with 2006

For the year ended December 31, 2007, Specialized Products net sales increased by 12% compared to the year ended December 31, 2006, reflecting higher sales volume of (1) $138 million for EO/IR and undersea warfare products, simulation devices and advanced mine detection systems, primarily related to new contracts, (2) $118 million for power & control systems due to recent new business awards to provide marine control systems and products to foreign allied navies, higher volume for commercial shipbuilding, power conversion and switching products, and service life extensions for landing craft air cushion amphibious vehicles, (3) $60 million primarily due to higher volumes for precision engagement, telemetry & advanced technology, and aviation products on existing contracts, and (4) $24 million for combat vehicle propulsion systems for U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq. The increase in net sales from acquired businesses was $159 million, or 4%.

Specialized Products operating income for the year ended December 31, 2007 increased by 16% compared to the year ended December 31, 2006, due to higher sales volume and higher operating margin. Operating margin for the year ended December 31, 2007 increased by 40 basis points. Improved contract performance and higher sales in several business areas including EO/IR products, display systems and precision engagement, increased operating margin by 70 basis points. A smaller gain on a settlement of a claim of $7 million during 2007, compared to an unrelated gain from a settlement of a claim against a third party of $12 million during 2006, reduced operating margin by 10 basis points. Additionally, lower margins from acquired businesses reduced operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds of $940 million available to use under our revolving credit facility, after reductions of $60 million for outstanding letters of credit, subject to certain conditions, as of December 31, 2008. Our revolving credit facility matures on March 9, 2010. We intend to enter into a new revolving credit facility at or before that time. Notwithstanding the current challenging credit market conditions, we currently believe that our cash from operating activities together with our cash on hand at December 31, 2008 ($867 million) will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchase program for the foreseeable future. Our business may not continue to generate cash flow at current levels, and it is possible that currently anticipated improvements may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. Our first scheduled maturity of our principal amount of outstanding debt is our $650 million term loan facility, which matures on March 9, 2010. Our intention is to refinance all or a portion of the $650 million term loan facility borrowings, if we are able to do so, on terms that are acceptable to us. If such terms are not available to us, we intend to repay the term loan facility with cash on hand. Our remaining principal amount of outstanding debt matures between June 15, 2012 and August 1, 2035. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” on page 56.

Balance Sheet

Billed receivables decreased by $53 million to $1,226 million at December 31, 2008 from $1,279 million at December 31, 2007 primarily due to (1) collections primarily for ISR systems and government services, (2) the divestiture of METI on October 8, 2008, and (3) foreign currency translation adjustments. These decreases were partially offset by $34 million of acquired billed receivable balances from business acquisitions.

Contracts in process increased by $168 million to $2,267 million at December 31, 2008, from $2,099 million at December 31, 2007. The increase included $16 million of acquired contracts-in-process balances for business acquisitions and $162 million from:

•	Increases of $138 million in unbilled contract receivables primarily due to sales exceeding billings for ISR systems, command and control systems and software services, aircraft modernization, training services, and intelligence solutions. These increases were partially offset by lower sales for linguist services; and

•	Increases of $24 million in inventoried contract costs across several business areas to support customer demand.

These increases were partially offset by a decrease of $10 million primarily due to foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 69 at December 31, 2008, compared with 72 at December 31, 2007. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (366 days at December 31, 2008 and 365 days at December 31, 2007). Our trailing 12 month pro forma sales were $14,976 million at December 31, 2008 and $14,042 million at December 31, 2007.

The increase in inventories was primarily for commercial shipbuilding customers due to timing of deliveries and to support demand.

The increase in net property, plant and equipment (PP&E) during the year ended December 31, 2008 was principally due to capital expenditures and completed business acquisitions, partially offset by depreciation expense. The percentage of depreciation expense to average gross PP&E was 10.2% for the year ended December 31, 2008 compared to 11.2% for the year ended December 31, 2007. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill decreased by $136 million to $8,029 million at December 31, 2008 from $8,165 million at December 31, 2007. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2007	$986	$2,264	$1,199	$3,716	$8,165
Business acquisitions	3	44	3	149	199
Completion of Internal Revenue Service (IRS) audits(1)	(42)	(12)	(44)	(43)	(141)
Sale of business	—	—	—	(11)	(11)
Foreign currency translation adjustments(2)	(51)	—	(54)	(78)	(183)

Balance at December 31, 2008	$896	$2,296	$1,104	$3,733	$8,029

(1)	For further discussion regarding the completion of IRS audits of L-3’s U.S. Federal income tax returns for 2004 and 2005, including income tax positions taken in connection with certain business acquisitions, see Note 16 to our audited consolidated financial statements.
(2)	The decrease in goodwill from foreign currency translation adjustments is due to the strengthening of the U.S. dollar during 2008 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

The increase of $199 million related to business acquisitions was comprised of: (1) an increase of $187 million for business acquisitions completed and an additional ownership interest acquired during the year ended December 31, 2008, (2) an increase of $10 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $5 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008. These increases were partially offset by a decrease of $3 million related to the completion of the final estimate of the fair value of assets acquired and liabilities assumed for certain business acquisitions completed prior to January 1, 2008.

The increases in accounts payable and accrued expenses were primarily due to increased purchases of materials, components and services required for the increase in sales during the year ended December 31, 2008, and to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was due to the timing of payroll dates for salaries, wages and bonuses. The increase in advance payments and billings in excess of costs incurred was primarily due to advance payments received on contracts for ISR systems, power & control systems for commercial shipbuilding customers and government services. Other current liabilities decreased primarily due to the reversal of a current liability in connection with the Litigation Gain. Non-current deferred income tax liabilities decreased primarily due to pension plan actuarial losses experienced in 2008 that were caused by the negative actual pension plan assets return for 2008.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses. At December 31, 2008, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,722 million and exceeded the fair value of L-3’s pension plan assets of $1,064 million by $658 million. At the end of 2007, L-3’s projected benefit obligation was $1,688 million and exceeded the fair value of L-3’s pension plan assets of $1,407 million by $281 million. At December 31, 2008, our unfunded status increased by $377 million from $281 million at December 31, 2007. The increase was primarily due to (1) an increase of $449 million in accumulated other comprehensive loss due to net actuarial losses experienced in 2008 and (2) pension expenses of $87 million for the year ended December 31, 2008. These increases were partially offset by employer pension contributions of $162 million.

The increase of $449 million in accumulated other comprehensive loss was principally due to the actuarial loss that we experienced in 2008 as a result of a decline in the fair value of our pension plan assets. Recent declines in equity and fixed income financial markets and diminished liquidity and diminished credit availability have negatively affected the 2008 actual return on our pension plan assets. L-3’s actual return on plan assets for the year ended December 31, 2008, was a loss of $394 million, or 28%, on the fair value of plan assets at the beginning of the year. The actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 19 to our audited consolidated financial statements.

Our pension expense for 2008 was $87 million. We currently expect pension expense for 2009 to be approximately $163 million. As discussed above, for the year ended December 31, 2008, L-3’s actual return on plan assets was a loss of $394 million, which is the primary reason that the amortization of net loss component of pension expense is expected to increase by approximately $45 million and the expected return on plan assets component of pension expense is expected to decrease by approximately $27 million for 2009. In addition, our actual pension expense for 2009 will be based upon a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2009, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for the full year 2008 were $162 million, of which $100 million represented a pre-funding of contributions that were previously scheduled for 2009. We currently expect to contribute approximately $65 million to our pension plans in 2009. Actual 2009 pension contributions will be affected by L-3’s actual amount of net cash from operating activities for the year ending December 31, 2009, as well as the funded status of our pension plans during 2009. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions, except for pre-funded contributions, which are generally recoverable in the following year.

Our projected benefit obligation and annual pension expense are significantly affected by the discount rate assumption we use. For example, an additional reduction to the discount rate of 25 basis points would have increased our projected benefit obligation at December 31, 2008 by approximately $56 million, and our estimated pension expense for 2009 by approximately $8 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2008 by approximately $52 million, and our estimated pension expense for 2009 by approximately $7 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Net cash from operating activities	$1,387	$1,270	$1,074
Net cash used in investing activities	(432)	(388)	(1,091)
Net cash used in financing activities	(840)	(464)	(29)

Operating Activities

2008 Compared with 2007. We generated $1,387 million of cash from operating activities during the year ended December 31, 2008, an increase of $117 million compared with $1,270 million generated during the year ended December 31, 2007. The increase was due to (1) an increase in net income of $193 million, and (2) higher non-cash expenses of $64 million, primarily due to higher deferred income taxes and the non-cash Impairment Charge, partially offset by (3) $140 million of more cash used for changes in operating assets and liabilities, primarily for other current liabilities (mainly the Litigation Gain) and income taxes. The net cash used from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” on page 51.

2007 Compared with 2006. We generated $1,270 million of cash from operating activities during the year ended December 31, 2007, an increase of $196 million compared with $1,074 million generated during the year ended December 31, 2006. The increase was primarily due to an increase in net income of $230 million, partially offset by a decrease of $41 million because of more cash used for changes in operating assets and liabilities primarily for contracts in process and other current liabilities.

Interest Payments. Our cash from operating activities includes interest payments on debt of $267 million for the year ended December 31, 2008, $280 million for the year ended December 31, 2007, and $287 million for the year ended December 31, 2006. Our interest expense also includes amortization of deferred debt issue costs and bond discounts and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Investing Activities

During 2008, we used $283 million of cash in the aggregate to (1) acquire four businesses discussed under “Business Acquisitions”, (2) pay earnouts and the remaining contractual purchase price for certain business acquisitions completed prior to January 1, 2008, and (3) increase our ownership interest in METI by 5% from 80% to 85%. We also used $218 million of cash for capital expenditures. Investing activities for the year ended December 31, 2008 included a $63 million source of cash in the aggregate from the sale of METI on October 8, 2008 and the sale of the PMD product line during the second quarter.

During 2007, we used $235 million of cash for business acquisitions. We paid $207 million in connection with our 2007 business acquisitions discussed under “Business Acquisitions.” We also paid $17 million for earnouts and $11 million primarily for the remaining contractual purchase prices, for the Crestview and TRL business acquisitions made prior to January 1, 2007. We also used $157 million for capital expenditures.

During 2006, we used $943 million of cash for business acquisitions. We paid $900 million in connection with our 2006 business acquisitions discussed above under “Business Acquisitions.” We also paid $21 million for the remaining contractual purchase price for the ASIT acquisition and $11 million for an additional 10% interest in the Army Fleet Support joint venture, which increased our total ownership interest to 90%. We also paid $10 million for earnouts and $25 million primarily for adjustments to the contractual purchase prices for certain business acquisitions. We received $24 million, in the aggregate, for reductions to the contractual purchase prices for the Aircraft Integration Systems (AIS), Marine Controls division of CAE (MAPPS) and The Titan Corporation (Titan) acquired businesses.

Financing Activities

Debt

Senior Credit Facility. Our senior credit facility provides for a term loan facility and a $1 billion revolving credit facility.

At December 31, 2008, borrowings under the term loan facility were $650 million, and available borrowings under our revolving credit facility were $940 million, after reduction for outstanding letters of credit of $60 million. There were no outstanding revolving credit borrowings under our senior credit facility at December 31, 2008. The senior credit facility matures on March 9, 2010. Our remaining outstanding debt matures between June 15, 2012 and August 1, 2035. Total outstanding debt was $4,538 million at December 31, 2008, compared to $4,537 million at December 31, 2007.

Debt Issuances. During 2008, 2007 and 2006, we did not issue any debt obligations. For additional details about the terms of our debt, see Note 10 to our audited consolidated financial statements.

Credit Ratings. Our credit ratings as of February 2009 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB-	BB+
Fitch Ratings	BBB-	BB+
Moody’s Investors Service	Ba2	Ba3

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

Debt Covenants and Other Provisions. The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of December 31, 2008, we were in compliance with our financial and other restrictive covenants.

The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the 3% Convertible Contingent Debt Securities CODES due 2035 are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

During 2008 and 2007, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

2008
February 5	February 19	$0.30	March 17	$37
April 29	May 16	$0.30	June 16	$37
July 8	August 18	$0.30	September 15	$37
October 7	November 17	$0.30	December 15	$36

2007
February 6	February 21	$0.25	March 15	$31
April 24	May 16	$0.25	June 15	$32
July 10	August 16	$0.25	September 17	$32
October 9	November 16	$0.25	December 17	$31

On February 5, 2009, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 17% to $0.35 per share, payable on March 16, 2009, to shareholders of record at the close of business on February 19, 2009.

On February 23, 2009, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $72.35 per share and the number of holders of L-3 Holdings’ common stock was approximately 75,000.

For the year ended December 31, 2008, L-3 repurchased $794 million of its common stock compared to $500 million for the year ended December 31, 2007.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2008, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
		Less than				More than
	Total	1 year		1-3 years	3-5 years	5 years
	(in millions)

Contractual Obligations
L-3 Communications long-term debt(1)	$3,850	$—		$650	$1,150	$2,050
L-3 Holdings long-term debt(1)(2)	700	—		—	—	700
Interest payments(3)	1,676	247		462	359	608
Non-cancelable operating leases(4)	843	166		283	158	236
Notes payable and capital lease obligations	11	1		1	—	9
Purchase obligations(5)	2,237	1,811		401	25	—
Other long-term liabilities(6)	239	78	(7)	61	14	86

Total(8)	$9,556	$2,303		$1,858	$1,706	$3,689

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)	The conversion feature of the CODES may require L-3 Holdings to settle the $700 million principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $121.36) for a specified period (see Note 10 to our audited consolidated financial statements). L-3 Holdings stock price on February 23, 2009 was $72.35.

(3)	Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2008 using the stated interest rate on our fixed rate debt and the variable interest rate in effect at December 31, 2008 on the outstanding borrowings under our term loan facility, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)	Represents open purchase orders at December 31, 2008 for amounts expected to be paid for goods or services that are legally binding.

(6)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2010 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2009.

(7)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2009, we expect to contribute approximately $65 million to our pension plans and approximately $13 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.

(8)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2008 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 16 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2008, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
					2014 and
	Total	2009	2010-2011	2012-2013	thereafter
	(in millions)

Contingent Commitments
Standby letters of credit under our Senior Credit Facility(1)	$60	$57	$3	$—	$—
Other standby letters of credit(1)	312	242	68	2	—
Other guarantees(2)	44	—	41	—	3
Contingent commitments for earnout payments on business acquisitions(3)	64	44	20	—	—

Total	$480	$343	$132	$2	$3

(1)	Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised and (ii) for 50% of certain bank debt related to a joint venture arrangement (see Note 18 to our audited consolidated financial statements for a description of these guarantees).

(3)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement.

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

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 18 to our audited consolidated financial statements.

Derivative Financial Instruments and Other Market Risk

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

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors, and certain of these contracts are denominated in currencies other than the functional currencies of our businesses. To protect the functional currency equivalent cash flows associated with certain of these contracts denominated in a foreign currency, we have entered into foreign currency forward contracts, which are accounted for as cash flow hedges. At December 31, 2008, the notional value of foreign currency forward contracts was $414 million and the fair value of these contracts was $1 million, which represented an asset. The notional values of our foreign currency forward contracts with maturities ranging through 2013 and thereafter are presented in the table below.

	Year of Maturity
	2009	2010	2011	2012	2013 and thereafter
	(in million)

Notional value	$266	$72	$35	$17	$24

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog; percent of funded backlog at December 31, 2008 expected to be recorded as sales in 2009 and funded orders for each of our reportable segments.

			Percentage of
			December 31, 2008
			Funded Backlog
	Funded Backlog		Expected to be
	at December 31,		Recorded as	Funded Orders
	2008	2007	Sales in 2009	2008	2007
	(in millions)			(in millions)

Reportable Segment:
C3ISR	$2,324	$1,935	84%	$2,956	$2,505
Government Services	2,212	1,989	94	4,495	4,412
AM&M	1,810	1,496	77	2,971	2,395
Specialized Products	5,226	4,151	69	6,110	5,429

Consolidated	$11,572	$9,571	78%	$16,532	$14,741

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	uncertainties arising from a change in the presidential administration;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty and continued tightening of the credit markets;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act (FCPA), including Titan’s ability to maintain its export licenses as well as the outcome of other FCPA matters;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” on page 58 and Note 13 to our audited consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has

evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2008. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2008. See page F-2 to our audited consolidated financial statements for their report.

Item 9B:	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information concerning the directors and executive officers of the Registrants as of February 23, 2009.

Name	Age	Position
Michael T. Strianese	52	Chairman, President and Chief Executive Officer
Curtis Brunson	61	Executive Vice President — Corporate Strategy and Development
Jimmie V. Adams	72	Senior Vice President — Washington D.C. Operations
David T. Butler III	52	Senior Vice President — Business Operations
Steven M. Post	56	Senior Vice President, General Counsel and Corporate Secretary
Robert W. RisCassi	73	Senior Vice President
Ralph G. D’Ambrosio	41	Vice President and Chief Financial Officer
James W. Dunn	65	Senior Vice President and President of Sensors and Simulation Group
Steven Kantor	64	Senior Vice President and President of Marine and Power Systems Group
John McNellis	56	Senior Vice President and President of Integrated Systems Group
Charles J. Schafer	61	Senior Vice President and President of Products Group
Carl E. Vuono	74	Senior Vice President and President of Services Group
Dan Azmon	45	Controller and Principal Accounting Officer
Robert B. Millard(1)(3)	58	Director, Lead Independent Director of the Board of Directors and Chairman of the Executive Committee
Claude R. Canizares(2)	63	Director
Peter A. Cohen(1)(3)	62	Director, Chairman of the Compensation Committee
Thomas A. Corcoran(1)(2)	64	Director, Chairman of the Audit Committee
John M. Shalikashvili(3)(4)	72	Director
Arthur L. Simon(2)(4)	76	Director
Alan H. Washkowitz(3)(4)	68	Director, Chairman of the Nominating/Corporate Governance Committee
John P. White(4)	71	Director

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating/Corporate Governance Committee.

All executive officers serve at the discretion of the Board of Directors.

The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of L-3 Holdings, to be held on April 28, 2009. L-3 Holdings will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
*4.5	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.6	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
*4.7	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.8	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
*4.9	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.10	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
*4.11	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.12	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
No.	Description of Exhibits

*4.13	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.14	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*4.15	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
†10.1	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1, No. 333-46975).
†10.2	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 No. 333-46975).
†10.3	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.4	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10.6	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10.7	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.9	Form of L-3 Communication Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.99 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005).
†10.10	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Unit Agreement (2006 Version) (incorporated by reference to Exhibit 10.63 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10.11	L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Amendment No. 1 to Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10.12	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Performance Unit Agreement (incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed on August 7, 2007).
†10.13	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Performance Unit Agreement Award Notice (incorporated by reference to Exhibit 99.2 to the Registrants’ Current Report on Form 8-K filed on August 7, 2007).
†*10.14	L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan.
†10.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).

Exhibit
No.	Description of Exhibits

†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†*10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version).
†10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2008 Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†*10.20	L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan.
†*10.21	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan.
†*10.22	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan.
†10.23	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10.24	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†*10.25	L-3 Communications Corporation Deferred Compensation Plan II.
†*10.26	MPRI Long Term Deferred Incentive Plan.
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
*12	Ratio of Earnings to Fixed Charges.
*18	Preferability Letter of PricewaterhouseCoopers LLP.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32	Section 1350 Certification.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 15 to the audited consolidated financial statements as of December 31, 2008 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By:	/s/ Ralph G. D’Ambrosio

Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants’ in the capacities indicated on February 26, 2009.

Signature	Title

/s/ Michael T. Strianese Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Ralph G. D’Ambrosio Ralph G. D’Ambrosio	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dan Azmon Dan Azmon	Controller and Principal Accounting Officer

/s/ Robert B. Millard Robert B. Millard	Director

/s/ Claude R. Canizares Claude R. Canizares	Director

/s/ Peter A. Cohen Peter A. Cohen	Director

/s/ Thomas A. Corcoran Thomas A. Corcoran	Director

/s/ John M. Shalikashvili John M. Shalikashvili	Director

/s/ Arthur L. Simon Arthur L. Simon	Director

/s/ Alan H. Washkowitz Alan H. Washkowitz	Director

/s/ John P. White John P. White	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As indicated in Note 19 to the consolidated financial statements, in 2006 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) and in 2007 the Company changed the measurement date of its pension and postretirement benefits plans in accordance with the provisions of SFAS 158. As indicated in Note 2 to the consolidated financial statements, in 2008 the Company changed its annual goodwill impairment measurement date.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2009

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$867	$780
Billed receivables, net of allowances of $26 in 2008 and $21 in 2007	1,226	1,279
Contracts in process	2,267	2,099
Inventories	259	249
Deferred income taxes	211	246
Other current assets	131	110

Total current assets	4,961	4,763

Property, plant and equipment, net	821	754
Goodwill	8,029	8,165
Identifiable intangible assets	417	441
Deferred debt issue costs	45	56
Other assets	212	212

Total assets	$14,485	$14,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$602	$571
Accrued employment costs	700	633
Accrued expenses	479	369
Advance payments and billings in excess of costs incurred	530	463
Income taxes	45	63
Other current liabilities	351	483

Total current liabilities	2,707	2,582

Pension and postretirement benefits	802	450
Deferred income taxes	110	245
Other liabilities	414	501
Long-term debt	4,538	4,537

Total liabilities	8,571	8,315

Commitments and contingencies (see Note 18)
Minority interests	83	87

Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; 300,000,000 shares authorized, 118,633,746 shares outstanding at December 31, 2008 and 124,174,825 shares outstanding at December 31, 2007 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,072	3,753
L-3 Holdings’ treasury stock (at cost), 13,995,450 shares at December 31, 2008 and 5,533,159 shares at December 31, 2007	(1,319)	(525)
Retained earnings	3,410	2,608
Accumulated other comprehensive (loss) income	(332)	153

Total shareholders’ equity	5,831	5,989

Total liabilities and shareholders’ equity	$14,485	$14,391

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales:
Products	$7,130	$6,572	$5,933
Services	7,771	7,389	6,544

Total net sales	14,901	13,961	12,477

Cost of sales:
Products (excludes stock-based charge of $24 in 2006)	6,380	5,844	5,272
Services (excludes stock-based charge of $15 in 2006)	6,962	6,669	5,926

Total cost of sales	13,342	12,513	11,198

Litigation gain (charge)	126	—	(129)
Stock-based charge	—	—	(39)

Operating income	1,685	1,448	1,111
Interest and other income, net	28	31	20
Interest expense	271	296	296
Minority interests in net income of consolidated subsidiaries	11	9	10

Income from continuing operations before income taxes	1,431	1,174	825
Provision for income taxes	502	418	299

Income from continuing operations	929	756	526
Gain on sale of a business, net of income taxes of $13 million	20	—	—

Net income	$949	$756	$526

L-3 Holdings’ earnings per common share:
Basic:
Income from continuing operations	$7.66	$6.05	$4.27
Gain on sale of a business, net of income taxes	$0.17	—	—

Net income	$7.83	$6.05	$4.27

Diluted:
Income from continuing operations	$7.56	$5.98	$4.22
Gain on sale of a business, net of income taxes	$0.16	—	—

Net income	$7.72	$5.98	$4.22

L-3 Holdings’ weighted average common shares outstanding:
Basic	121.2	124.9	123.1

Diluted	122.9	126.5	124.8

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006
(in millions, except per share data)

	L-3 Holdings’						Accumulated
	Common Stock		Additional				Other	Total
	Shares	Par	Paid-in	Treasury	Retained	Unearned	Comprehensive	Shareholders’
	Issued	Value	Capital	Stock	Earnings	Compensation	(Loss) Income	Equity

Balance at December 31, 2005	120.4	$1	$3,040	$—	$1,545	$(18)	$(77)	$4,491
Comprehensive income:
Net income					526			526
Minimum pension liability, net of income taxes of $14							21	21
Foreign currency translation adjustment, net of income taxes of $1							123	123
Unrealized losses on hedging instruments, net of income taxes of $4							(7)	(7)

Total comprehensive income								663
Adjustment to adopt SFAS 158, net of income taxes of $70							(109)	(109)
Cash dividends paid on common stock ($0.75 per share)					(93)			(93)
Shares issued:
Employee savings plans	1.4		111					111
Exercise of stock options	3.0		132					132
Employee stock purchase plan	0.9		60					60
Stock-based compensation expense			78					78
Treasury stock purchased	(0.3)			(25)				(25)
Reclassification to adopt SFAS 123(R)			(18)			18		—
Other	(0.2)		(2)					(2)

Balance at December 31, 2006	125.2	1	3,401	(25)	1,978	—	(49)	5,306
Adoption of SFAS 158 measurement date provision					(4)		39	35
Cumulative effect adjustment of FIN 48					4			4
Comprehensive income:
Net income					756			756
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $10							18	18
Net prior service cost arising during the period, net of income taxes of $1							(2)	(2)
Amortization of net loss, net of income taxes of $5							9	9
Amortization of prior service cost (credit), net of income taxes of $1							(1)	(1)
Foreign currency translation adjustment							135	135
Unrealized gains on hedging instruments, net of income taxes of $3							4	4

Total comprehensive income								919
Cash dividends paid on common stock ($1.00 per share)					(126)			(126)
Shares issued:
Employee savings plans	1.3		125					125
Exercise of stock options	1.6		112					112
Employee stock purchase plan	0.8		65					65
Stock-based compensation expense			53					53
Treasury stock purchased	(5.2)			(500)				(500)
Other	0.5		(4)					(4)

Balance at December 31, 2007	124.2	1	3,752	(525)	2,608	—	153	5,989
Comprehensive income:
Net income					949			949
Pension and postretirement benefit plans:
Net loss arising during the period, net of income taxes of $174							(271)	(271)
Net prior service cost arising during the period, net of income taxes of $1							(1)	(1)
Amortization of net loss, net of income taxes of $2							3	3
Foreign currency translation adjustment							(222)	(222)
Unrealized gains on hedging instruments, net of income taxes of $4							6	6

Total comprehensive income								464
Cash dividends paid on common stock ($1.20 per share)					(147)			(147)
Shares issued:
Employee savings plans	1.5		141					141
Exercise of stock options	0.7		51					51
Employee stock purchase plan	0.8		69					69
Stock-based compensation expense			64					64
Treasury stock purchased	(8.5)			(794)				(794)
Other	(0.1)		(6)					(6)

Balance at December 31, 2008	118.6	$1	$4,071	$(1,319)	$3,410	$—	$(332)	$5,831

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$949	$756	$526
Depreciation of property, plant and equipment	152	150	136
Amortization of intangibles and other assets	54	57	53
Deferred income tax provision	161	113	128
Stock-based compensation expense	64	53	47
Contributions to employee savings plans in L-3 Holdings’ common stock	141	125	111
Non-cash portion of stock-based charge	—	—	31
Amortization of deferred debt issue costs (included in interest expense)	11	10	10
Gain on sale of a business	(20)	—	—
Impairment charge	28	—	—
Gain on sale of a product line	(12)	—	—
Other non-cash items	12	19	4

Subtotal	1,540	1,283	1,046

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	49	(51)	(34)
Contracts in process	(162)	(188)	(133)
Inventories	(25)	4	8
Accounts payable, trade	31	90	(8)
Accrued employment costs	66	51	75
Accrued expenses	81	65	11
Advance payments and billings in excess of costs incurred	101	(2)	44
Income taxes	(2)	116	106
Excess income tax benefits related to share-based payment arrangements	(10)	(17)	(63)
Other current liabilities	(128)	(9)	89
Pension and postretirement benefits	(81)	(10)	(68)
All other operating activities	(73)	(62)	1

Subtotal	(153)	(13)	28

Net cash from operating activities	1,387	1,270	1,074

Investing activities:
Business acquisitions, net of cash acquired	(283)	(235)	(943)
Proceeds from sale of a business and product lines	63	—	—
Capital expenditures	(218)	(157)	(156)
Dispositions of property, plant and equipment	15	8	2
Other investing activities	(9)	(4)	6

Net cash used in investing activities	(432)	(388)	(1,091)

Financing activities:
Borrowings under revolving credit facility	—	—	864
Repayment of borrowings under revolving credit facility	—	—	(864)
Repayment of borrowings under term loan facility	—	—	(100)
Common stock repurchased	(794)	(500)	(25)
Cash dividends paid on L-3 Holdings’ common stock	(147)	(126)	(93)
Proceeds from exercise of stock options	40	89	74
Proceeds from employee stock purchase plan	69	65	60
Excess income tax benefits related to share-based payment arrangements	10	17	63
Other financing activities	(18)	(9)	(8)

Net cash used in financing activities	(840)	(464)	(29)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(28)	14	—

Net increase (decrease) in cash and cash equivalents	87	432	(46)
Cash and cash equivalents, beginning of the year	780	348	394

Cash and cash equivalents, end of the year	$867	$780	$348

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

The Company has the following four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M) and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 21. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products and related services across several business areas that include power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection systems, propulsion systems, telemetry & advanced technology, undersea warfare and marine services.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 23 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

Principles of Consolidation: The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have voting control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less at time of purchase.

Contracts in Process: Contracts in process include unbilled receivables and inventories for contracts that are within the scope of the American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed in Note 5, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), independent research and development (IRAD) costs and bid and proposal (B&P) costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as it incurs costs, or milestone payments as it performs work. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs and estimated profits on revenue arrangements are reported on the Company’s balance sheet as Advance Payments and Billings in Excess of Costs Incurred.

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

Inventory: Inventories other than Inventoried Contract Costs are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

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

Goodwill: The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment based on their estimated fair values using a discounted cash flows valuation annually as well as whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Pursuant to the Company’s adoption of SFAS 142 on January 1, 2002, the Company selected an annual goodwill impairment measurement date of January 1; and the Company has determined that goodwill was not impaired as of January 1, 2008. In the fourth quarter of 2008, the Company changed its annual impairment measurement date to November 30. The change was made to better align the impairment test date with: (1) the Company’s fiscal year-end, (2) the most recent financial information such that the results would better reflect the fiscal year being reported on, (3) the U.S. Federal Government’s fiscal year-end of September 30, and the related annual budgeting process, which has a significant impact on the Company’s business, and (4) the Company’s business planning and forecasting process. This change to the date of the Company’s annual goodwill impairment test constitutes a change in the method of applying an accounting principle, as discussed in paragraph 4 of SFAS No. 154 (as amended), “Accounting Changes and Error Corrections” (SFAS 154). The Company believes that this change in accounting principle is preferable.

SFAS 154 requires the Company to report a change in accounting principle through retrospective application of the new accounting principle to all periods, unless it is impractical to do so. However, the change to the impairment measurement date had no impact on L-3’s prior period financial statements. Furthermore, there were no impairment charges that resulted from the November 30, 2008 impairment test, and no event indicating an impairment has occurred subsequent to November 30, 2008.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology and favorable leasehold interests. The initial measurement of these intangible assets is based on their fair values. The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) from these assets over their estimated lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discounted to present value. Identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years.

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

Sales and profits on fixed-price type contracts that are covered by SOP 81-1, ARB 43 and ARB 45 are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-reimbursable type contracts that are within the scope of ARB 43, in addition to SOP 81-1, are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangements. Incentive and award fees on cost-reimbursable type contracts are included as an element of total estimated contract revenues and are recorded to sales in accordance with SOP 81-1 when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time and material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with SAB 104, Revenue Recognition (SAB 104). Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-reimbursable and time and material type contracts within the scope of SAB 104 are recognized in the same manner as those within the scope of ARB 43 and SOP 81-1, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

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

Computer Software Costs: The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Substantially all of the capitalized software development costs pertain to the Company’s commercial aviation businesses. Capitalized software development costs, net of accumulated amortization, was $47 million at December 31, 2008 and $64 million at December 31, 2007, and is included in Other Assets on the consolidated balance sheets. Amortization expense for capitalized software development costs was $8 million for 2008, and $6 million for both 2007 and 2006. The Company recorded a non-cash Impairment Charge of $28 million relating to a write-down of capitalized software development costs for a general aviation product line in the second quarter of 2008, which is recorded in cost of sales for products in the Consolidated Statement of Operations.

Product Warranties: Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2008	2007
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$98	$92
Acquisitions during this period	5	—
Accruals for product warranties issued during the period	44	44
Changes to accruals for product warranties existing before January 1	2	5
Foreign currency translation adjustments	(3)	2
Settlements made during the period	(44)	(45)

Balance at December 31	$102	$98

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. The balance at end of period includes both long-term and short-term amounts.

Deferred Debt Issue Costs: Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method.

Derivative Financial Instruments: The Company enters into foreign currency forward contracts. Foreign currency forward contracts are recorded in the Company’s Consolidated Balance Sheets at fair value and are generally designated and accounted for as cash flow hedges. Gains and losses on designated foreign currency forward contracts that are considered highly effective in offsetting the corresponding change in the cash flows of the hedged transaction are recorded net of income taxes in accumulated other comprehensive income (loss) and then recognized in earnings when the underlying hedged transaction affects earnings. Gains and losses on foreign currency forward contracts that are not considered highly effective are recognized in earnings immediately and were not material to the Company’s results of operations for all periods presented. At December 31, 2008, the maximum term of foreign currency forward contracts that hedge forecasted transactions was approximately seven years. Derivative financial instruments also include embedded derivatives. The embedded derivatives related to the issuance of the Company’s debt are recorded at fair value with changes reflected in the Statements of Operations.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2008, 2007 and 2006 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating certain balance sheet accounts, and gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation: The Company follows the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123(R)). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is primarily a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation expense for all restricted stock, restricted stock unit and stock option awards is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for long-term performance units payable in L-3 Holdings common stock are based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Compensation expense for long-term performance units that are payable in cash is based on a binomial valuation technique (the Monte Carlo valuation model) adjusted for historical performance each reporting period and recognized on a straight-line basis over the requisite service period.

SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB 25. Under APB 25, compensation expense for employee stock-based compensation was required to be recognized based on the excess, if any, of the fair value of L-3 Holdings’ common stock on the grant date over the amount an employee had to pay to acquire the stock. The Company historically did not recognize compensation expense for stock options prior to January 1, 2006. However, based on the results of a review completed in 2006, the Company determined that its accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 for the scope and findings of the review of past stock option granting practices.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements. See Note 16 for the implementation impact of the adoption of FIN 48.

Accounting Standards Issued and Not Yet Implemented: In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefit” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 expands the disclosures of an employer’s defined benefit pension or other postretirement plan assets, amending SFAS No. 132 (R), Employers’ Disclosures about Pensions and Other Postretirement Benefits”. FSP FAS 132(R)-1 is effective for the Company beginning December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have a material effect on the Company’s financial position, results of operations and cash flows, but will have an impact on the Company’s pension and other postretirement benefit plan assets disclosures.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based awards, such as restricted stock or restricted stock

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

units, which entitle the holder to receive non-forfeitable rights to dividends before vesting, meet the definition of participating securities. As participating securities, these securities are therefore included in the calculation of basic earnings per share (EPS). FSP EITF 03-6-1 is effective for the Company beginning January 1, 2009. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 will decrease basic and diluted EPS, but will not have an impact on the Company’s financial position, results of operations, or cash flows. The estimated decreases in basic and diluted EPS are presented in the table below.

	Basic	Diluted
	EPS	EPS

Year ended December 31, 2006	$(0.02)	$(0.02)
Year ended December 31, 2007	$(0.04)	$(0.03)
Year ended December 31, 2008	$(0.06)	$(0.04)

In May 2008, the FASB issued FSP Accounting Pronouncement Bulletin 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 provides new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The FSP clarifies that: (1) these types of convertible debt instruments are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (2) issuers of these types of convertible debt instruments separately account for the liability and equity components in a manner that reflects the Company’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for the Company beginning on January 1, 2009 and will be applied retrospectively. A cumulative effect adjustment will be reflected in the carrying amounts of the Company’s assets and liabilities as of the beginning of the first period presented. FSP APB 14-1 will have an impact on the Company’s financial position and reduce the Company’s results of operations, but will not have an impact on the Company’s cash flows. The estimated impact on the Company’s financial position and results of operations is presented in the tables below.

	December 31,	December 31,	December 31,
	2008	2007	2006
	(in millions)
	increase/(decrease)

Financial Position
Deferred debt issue costs	$(1.2)	$(1.7)	$(2.2)
Long-term debt	$(45.4)	$(65.2)	$(83.8)
Deferred income tax liability	$17.7	$25.4	$32.6
Shareholders’ equity	$26.5	$38.1	$49.0

	Net	Diluted
	Income	EPS

Year ended December 31, 2006	$(10.1)	$(0.08)
Year ended December 31, 2007	$(10.9)	$(0.09)
Year ended December 31, 2008	$(11.5)	$(0.09)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which supercedes SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R) changes how business acquisitions will be accounted for and affects how business acquisitions will be reflected in the Company’s financial statements. Among other items, the standard requires: (1) expensing of most transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value on the acquisition date, with subsequent changes in fair value recorded in earnings, and (3) capitalizing in-process research and development. SFAS 141(R) is to be applied prospectively to business combinations completed on or after January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material effect on the Company’s financial position, results of operations and cash flows when it becomes effective. Subsequent to adoption, the resolution for uncertain tax positions related to prior acquisitions that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. The Company’s Statement of Operations will include: (1) net income from both L-3 and the minority shareholder(s) share of earnings and (2) a new category called Net Earnings Attributable to Parent, which is similar to current net income. SFAS 160 will also expand disclosures to clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As of December 31, 2008, the initial impact on the Company of implementing SFAS 160 would be to reclassify $83 million of minority interests to non-controlling interests within stockholder’s equity.

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

The scope of the review included all stock-based awards granted by the Company from May 1998, when the Company completed its initial public offering, through the quarter ended March 31, 2006, with a focus on the period from May 1998 through July 2003, when stock-based awards were generally approved by unanimous written consents of the Compensation Committee of the Board. Since July 2003, the Compensation Committee approves all stock-based compensation awards to employees, including officers, at Compensation Committee meetings and these approval/meeting dates for the stock option grants were correctly used as the accounting measurement date for the grant. In addition, the review focused on the exercises of stock options that may not be deductible under Section 162(m) of the Internal Revenue Code (Code) and on issues relating to amounts that may be considered deferred compensation under Section 409A of the Code.

Based on the review’s findings, during the quarter ended June 30, 2006, the Company recorded the Stock-Based Charge. The review found that from May 1998 through July 2003, the price of L-3 Holdings’ stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. The Company concluded that a number of the unanimous written consents may not have been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by the Company on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. As part of the review, L-3 determined that it received each signature to the unanimous written consents prior to the time the letters notifying employees of their options awards (“Notification Letters”) were sent to employees. Accordingly, the Company used the dates of the Notification Letters sent to employees (and not the dates of the unanimous written consents) as the measurement dates for purposes of calculating its Stock-Based Charge.

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

This charge included non-cash compensation expense of $31 million ($20 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also included $8 million ($5 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year and for the quarter ended March 31, 2006 on the Company’s previously reported net income is presented in the table below.

	Net Income as	Net Income if		%
Period	Reported	Adjusted	Decrease	Decrease
	(in millions)

1998	$32.6	$32.3	$0.3	0.9%
1999	58.7	57.8	0.9	1.5
2000	82.7	81.7	1.0	1.2
2001	115.5	113.4	2.1	1.8
2002	178.1	173.1	5.0	2.8
2003	277.6	271.8	5.8	2.1
2004	381.9	377.5	4.4	1.2
2005	508.5	507.8	0.7	0.1
Q1 2006	138.9	138.7	0.2	0.1

Total	$1,774.5	$1,754.1	$20.4

In addition, the Stock-Based Charge reduced retained earnings as of June 30, 2006 by $25 million, and increased additional paid-in-capital by $20 million. The findings did not identify any compensation

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deductions related to the exercises of stock options that were improperly deducted on the Company’s tax returns in violation of Section 162(m) of the Code.

With respect to the portion of the Stock-Based Charge that related to amounts that would be deferred compensation under Section 409A of the Code, on November 20, 2006 the Company filed an “Offer to Amend Certain Options” under the Tender Offer rules of the Exchange Act for employees who were issued stock options with an exercise price less than the fair market value on the date of grant, which vested after December 31, 2004 and were outstanding. For those employees who accepted the tender offer, the Company modified the outstanding stock options covered by the tender offer, subject to certain limitations, on December 19, 2006. This modification allowed the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in the exercise prices in cash during 2007. The Stock-Based Charge included an estimated cost resulting from such modifications of approximately $4 million ($2 million after income taxes) that should have been recorded as a liability during 2005, which was not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, which were exercised during 2006 before the tender offer was filed, these employees were subject to an incremental 20% income tax on the amount considered deferred compensation. The Company paid these affected employees an amount equal to such incremental taxes. The Stock-Based Charge included such expected payments of approximately $2 million ($1 million after income taxes).

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

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2008 Business Acquisitions

During the year ended December 31, 2008, in separate transactions, the Company acquired four businesses and increased its ownership interest in a subsidiary for an aggregate purchase price of $259 million in cash, plus acquisition costs. These acquisitions were all financed with cash on hand. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for these businesses and increase in ownership interest was $187 million, of which $86 million is expected to be deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2008
(in millions)

Specialized Products	$150
Government Services	37

Total	$187

In certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance not to exceed an aggregate amount of $1 million, as discussed below. Any such additional

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consideration will be accounted for as goodwill. A description of each business acquisition made by the Company during 2008 is listed below:

•	All of the outstanding stock of International Resources Group Ltd. (IRG) on December 3, 2008. IRG is an international professional services firm that provides specialized management, policy and training support in the areas of energy, environment and natural resource management, relief and reconstruction, and economic development to U.S. Government agencies and international development organizations;

•	All of the outstanding stock of G.A. International Electronics and subsidiaries (GAI) on July 25, 2008. Headquartered in Florida, GAI provides repair services and retrofit installation of navigation and communication systems for cruise vessels and cargo ships. The purchase price for GAI is subject to additional consideration not to exceed $1 million that is contingent upon its post-acquisition financial performance through July 25, 2011;

•	All of the assets and liabilities of the Northrop Grumman Electro-Optical Systems (EOS) business on April 21, 2008. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers;

•	On April 4, 2008, the Company increased its ownership interest in its Medical Education Technologies, Inc. (METI) business from 80% to 85% for a purchase price of $3 million. This business supplies human patient and surgical simulators, as well as related educational products. On October 8, 2008, the Company sold its 85% ownership interest in METI, as described below under 2008 Business and Product Line Dispositions; and

•	All of the outstanding stock of HSA Systems Pty Ltd. (HSA) on March 14, 2008. HSA is a provider of geospatial, marine and electronic systems for maritime and defense customers.

During the quarter ended December 31, 2008, the Company completed the final purchase price allocations for EOS and HSA. The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position. The purchase price allocations for IRG and GAI are expected to be completed during the first quarter of 2009, and will be based on their final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The purchase price for IRG is subject to adjustment based on actual closing date net assets, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill. The Company does not expect the difference, if any, between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position.

Additionally, on January 30, 2009, the Company acquired Chesapeake Sciences Corporation (CSC). CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants.

2007 Business Acquisitions

During 2007, in separate transactions, the Company acquired ownership interests in four businesses for an aggregate purchase price of $225 million in cash, plus acquisition costs. These acquisitions were all financed with cash on hand. Based on preliminary and final purchase price allocations, the aggregate goodwill

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized for these businesses was $178 million, of which $140 million is expected to be deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2008
(in millions)

Specialized Products	$146
Government Services	32

Total	$178

In certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance not to exceed an aggregate amount of $13 million, as discussed below. Any such additional consideration will be accounted for as goodwill. A description of each business acquisition made by the Company during 2007 is listed below:

•	All of the outstanding stock of Geneva Aerospace, Inc. (Geneva) on January 31, 2007. The Geneva acquisition is subject to additional consideration not to exceed $13 million, which is contingent upon its post acquisition financial performance for the year ending December 31, 2009. Geneva is a provider of guidance and navigation systems for unmanned aerial vehicles;

•	All of the outstanding stock of Global Communication Solutions, Inc. (GCS) on May 4, 2007. GCS is a provider of satellite communications systems that integrate data, broadband internet, telephony, multimedia, audio, video and computer networking;

•	All of the outstanding stock of APSS S.r.l. (APSS) on August 31, 2007. APSS is a provider of mechanical, electric and automation systems for ships; and

•	All of the outstanding stock of MKI Systems, Inc. (MKI) on December 3, 2007. MKI focuses on acquisition, logistics and program management for the DoD, especially the Marine Corps.

The Company has completed the purchase price allocations for all acquisitions made during 2007, except for those business acquisitions in which the purchase price is subject to adjustment, as described above. The final purchase price allocations were based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values. The final purchase price allocations for these businesses acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position.

2006 Business Acquisitions

During 2006, in separate transactions, the Company acquired ownership interests in 14 businesses, for an aggregate purchase price of $972 million, plus acquisition costs. The 2006 business acquisitions were initially financed with a combination of cash on hand and revolving credit facility borrowings, which have subsequently been repaid. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these business acquisitions was $849 million, of which goodwill of $42 million is considered deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2008
(in millions)
Specialized Products	$491
C3 ISR	210
AM&M	144
Government Services	4

Total	$849

In certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance or certain other performance conditions not to exceed an aggregate amount of $43 million, as discussed below. Any such additional consideration will be accounted for as goodwill. A description of each business acquisition made by the Company during 2006 is listed below:

•	All of the outstanding stock of SAM Electronics GmbH (SAM) on January 31, 2006, for $189 million in cash, plus acquisition costs. SAM, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to commercial shipyards and international navies;

•	All of the outstanding stock of SafeView, Inc. (SafeView) on March 9, 2006, and CyTerra Corporation (CyTerra) on March 21, 2006, for an aggregate purchase price of $190 million in cash, plus additional consideration, not to exceed $35 million, which is contingent upon SafeView’s financial performance through December 31, 2008. The remaining contractual purchase price is currently subject to an arbitration proceeding, see Note 18. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets;

•	Increased its ownership in METI on April 4, 2006 from approximately 47% to 80% for a purchase price of $11 million in cash.

•	All of the outstanding stock of SSG Precision Optronics, Inc. (SSG) on June 1, 2006, for $68 million in cash. SSG specializes in optics, telescopes and precision optical subsystems for government, military and commercial customers;

•	All of the outstanding stock of Nautronix Defense Group (Nautronix) on June 1, 2006 for $71 million in cash, plus additional consideration, not to exceed $2 million, which is contingent upon certain contract awards to Nautronix through 2010. Nautronix is a leader in through-water communications, acoustic ranges and positioning technology;

•	All of the outstanding stock of Crestview Aerospace Corporation (Crestview) on June 29, 2006 for $153 million in cash, part of which was used for the payoff of mortgages on facilities. The purchase price includes a $6 million increase based on final closing date net assets. Crestview provides aircraft structures, major airframe assemblies and military aircraft modifications for leading prime contractors and original equipment manufacturers;

•	All of the outstanding stock of TRL Electronics plc (TRL) for $165 million in cash and $6 million in notes payable issued by the Company to certain shareholders of TRL, which were due and paid on March 30, 2007. The Company acquired a controlling ownership interest in TRL on July 12, 2006. TRL, which has its principal operations in the United Kingdom, offers advanced radio and satellite

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

communications systems, providing governments and defense organizations around the world with the ability to trace, locate, monitor and defend transmissions, as well as to communicate securely;

•	All of the outstanding stock of Nova Engineering (Nova) on October 25, 2006, for $47 million in cash, plus additional consideration, not to exceed $5 million, which is contingent upon its financial performance through the year ending December 31, 2010. Nova offers engineering services plus unique commercial-off-the-shelf products, including mobile ad hoc networking routers, flight test telemetry equipment and sensor communications systems. Nova products and services support critical defense programs as well as industrial and public safety customers; and

•	All of the outstanding stock of Advanced Systems Architectures Ltd. (ASA) on January 25, 2006, TCS on January 26, 2006, Magnet-Motor on March 20, 2006, gForce Technologies, Inc. (gForce) on October 12, 2006 and TACNET on November 27, 2006 for an aggregate purchase price of $72 million in cash, plus additional consideration, not to exceed $1 million, which is contingent upon the financial performance of TACNET through December 31, 2010. ASA is a systems engineering and software developer of multi-sensor fusion and tracking systems for military applications. TCS specializes in fixed and rotary wing aircraft and avionics system engineering services for the U.S. Air Force. TACNET provides an integrated suite of electronics designed for use in a variety of law enforcement vehicles.

The Company has completed the purchase price allocations for all acquisitions made during 2006, except for those business acquisitions in which the purchase price is subject to adjustment, as described above. The final purchase price allocations were based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values. The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2008, 2007 and 2006, assuming that the business acquisitions completed during 2008 and 2007 had occurred on January 1, 2007, and that the business acquisitions completed during 2007 and 2006 had occurred on January 1, 2006.

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)

Pro forma net sales	$15,024	$14,307	$12,783
Pro forma net income	$949	$756	$517
Pro forma diluted earnings per share	$7.72	$5.98	$4.14

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in METI, which is within the Specialized Products segment. The sale resulted in an after-tax gain of $20 million (pre-tax gain of $33 million). The gain is excluded from income from continuing operations in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The revenues, operating results and net assets of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

METI for all periods presented were not material and therefore not presented as discontinued operations. The sales price and related gain with respect to this business divestiture are subject to adjustment based on closing date net working capital. The net proceeds from the sale are included in investing activities on the Statement of Cash Flows. This business generated $48 million of sales and $4 million of operating income for the year ended December 31, 2008, $52 million of sales and $4 million of operating income for the year ended December 31, 2007 and $32 million of sales and $3 million of operating income for the year ended December 31, 2006.

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line within the Specialized Products segment and recognized an after-tax gain of approximately $7 million (pre-tax gain of $12 million), which was recorded as a reduction of cost of sales for products in the Consolidated Statement of Operations. The net proceeds from the sale are included in investing activities on the statement of cash flows. The PMD product line generated $8 million of sales for the year ended December 31, 2008, $23 million of sales for the year ended December 31, 2007 and $21 million of sales for the year ended December 31, 2006.

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

	December 31,
	2008	2007
	(in millions)

Unbilled contract receivables, gross	$2,026	$1,876
Less: unliquidated progress payments	(409)	(391)

Unbilled contract receivables, net	1,617	1,485

Inventoried contract costs, gross	754	673
Less: unliquidated progress payments	(104)	(59)

Inventoried contract costs, net	650	614

Total contracts in process	$2,267	$2,099

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-reimbursable type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 92% of the unbilled contract receivables at December 31, 2008 will be billed and collected within one year.

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

Inventoried Contract Costs. In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its G&A costs, IRAD costs and B&P costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the period presented.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Amounts included in inventoried contract costs at beginning of the year	$68	$59	$56
Add: Contract costs incurred(1)	1,272	1,150	1,040
Amounts included in acquired inventoried contract costs	6	—	3
Less: Amounts charged to cost of sales	(1,272)	(1,141)	(1,040)

Amounts included in inventoried contract costs at end of the year	$74	$68	$59

(1)	Incurred costs include IRAD and B&P costs of $287 million for 2008, $263 million for 2007 and $243 million for 2006.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Selling, general and administrative expenses	$290	$266	$216
Research and development expenses	86	93	77

Total	$376	$359	$293

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	December 31,
	2008	2007
	(in millions)

Raw materials, components and sub-assemblies	$95	$106
Work in process	121	106
Finished goods	43	37

Total	$259	$249

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with SFAS No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2008, the Company had approximately 65,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible asset from the businesses that the Company acquires are the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of its employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to its success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for the Company’s acquired businesses. Furthermore, the Company’s U.S. Government contracts (revenue arrangements) generally permit other companies to use the Company’s patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2007	$986	$2,264	$1,199	$3,716	$8,165
Business acquisitions	3	44	3	149	199
Completion of Internal Revenue Service (IRS) audits(1)	(42)	(12)	(44)	(43)	(141)
Sale of business	—	—	—	(11)	(11)
Foreign currency translation adjustments(2)	(51)	—	(54)	(78)	(183)

Balance at December 31, 2008	$896	$2,296	$1,104	$3,733	$8,029

(1)	For further discussion regarding the completion of IRS audits of L-3’s U.S. Federal income tax returns for 2004 and 2005, including income tax positions taken in connection with certain business acquisitions, see Note 16.

(2)	The decrease in goodwill from foreign currency translation adjustments is due to the strengthening of the U.S. dollar during 2008 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

The increase of $199 million related to business acquisitions was comprised of (1) an increase of $187 million for business acquisitions completed and an additional ownership interest acquired during the year ended December 31, 2008, (2) an increase of $10 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $5 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008. These increases were partially offset by a decrease of $3 million related to the completion of the final estimate of the fair value of assets acquired and liabilities assumed for certain business acquisitions completed prior to January 1, 2008.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2008
	Weighted				December 31, 2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$505	$124	$381	$488	$92	$396
Technology	8	76	47	29	73	36	37
Other, primarily favorable leasehold interests	8	14	7	7	14	6	8

Total	22	$595	$178	$417	$575	$134	$441

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Amortization expense	$45	$47	$41

Based on gross carrying amounts at December 31, 2008, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2009 through 2013 are presented in the table below.

	Year Ending December 31,
	2009	2010	2011	2012	2013
	(in millions)

Estimated amortization expense	$51	$51	$46	$37	$29

As of December 31, 2008 and December 31, 2007, the Company had $1 million of indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2008	2007
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 18)	$4	$134
Accrued product warranty costs	97	98
Accrued interest	66	74
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	58	58
Deferred revenues	25	13
Aggregate purchase price payable for acquired businesses	—	10
Other	101	96

Total other current liabilities	$351	$483

The table below presents the components of other liabilities.

	December 31,
	2008	2007
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 16)	$177	$238
Deferred compensation	79	79
Accrued workers compensation	45	41
Unfavorable lease obligations	8	12
Non-current portion of net deferred gains from terminated interest rate swap agreements	9	12
Notes payable and capital lease obligations	10	11
Accrued product warranty costs	5	—
Accruals for pending and threatened litigation (see Note 18)	—	5
Other non-current liabilities	81	103

Total other liabilities	$414	$501

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Property, Plant and Equipment

	December 31,
	2008	2007
	(in millions)

Land	$55	$49
Buildings and improvements	257	236
Machinery, equipment, furniture and fixtures	1,055	935
Leasehold improvements	272	246

Gross property, plant and equipment	1,639	1,466
Less: Accumulated depreciation and amortization	(818)	(712)

Property, plant and equipment, net	$821	$754

10.	Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2008	2007
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility	$—	$—
Borrowings under Term Loan Facility maturing 2010(1)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(12)	(13)

Carrying amount of long-term debt	$4,538	$4,537

(1)	The interest rate at December 31, 2008 and 2007 was 2.70% and 6.34%, respectively, and is based on the LIBOR rate (as defined) plus a spread.

L-3 Communications

At December 31, 2008, the Company’s Senior Credit Facility was comprised of a $1 billion five-year revolving credit facility and a term loan facility, collectively referred to as the Senior Credit Facility, maturing on March 9, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2008, available borrowings under the revolving credit facility were $940 million after reductions for outstanding letters of credit of $60 million.

Borrowings under the Senior Credit Facility bear interest, at L-3 Communications’ option, at either a “base rate” equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America “prime rate” (as defined) plus a spread ranging from 0.00% to 0.75% per annum or a “LIBOR rate” (as defined) plus a spread ranging from 0.625% to 1.75% per annum, both depending on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.125% to 0.375% per annum, (2) letter of credit fees ranging from 0.46875% to 1.3125% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 0.625% to 1.75% for financial letters of credit, in all cases depending on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the ratings as determined by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit-enhanced, senior unsecured long-term debt.

The Company sold Senior Subordinated Notes from June 28, 2002 to July 29, 2005, which are included as components of long-term debt in the table above. The notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The terms of each Senior Subordinated Note are presented in the table below.

				Net	Effective		Redemption
		Amount		Cash	Interest		Price % of
Note	Date of Issuance	Issued	Discount(1)	Proceeds	Rate	Call Date(2)	Principal(3)

7 5/8% Senior Subordinated Notes due June 15, 2012	June 28, 2002	$750	$—	$732	7.625%	June 15, 2007	102.542%
6 1/8% Senior Subordinated Notes due July 15, 2013	May 21, 2003	$400	$2	$391	6.170%	July 15, 2008	103.063%
6 1/8% Senior Subordinated Notes due January 15, 2014	December 22, 2003	$400	$7	$390	6.310%	January 15, 2009	103.063%
5 7/8% Senior Subordinated Notes due January 15, 2015	November 12, 2004	$650	$—	$639	5.875%	January 15, 2010	102.938%
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000	$9	$972	6.470%	October 15, 2010	103.188%

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)	Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after the call date.

(3)	Redemption prices (plus accrued and unpaid interest) include a premium on the principal amount (plus accrued and unpaid interest). The prices above represent the current redemption prices or the price during the 12-month period starting on the first allowable date of redemption, which decline annually to 100% of principal (plus accrued and unpaid interest) starting three years from the first allowable date of redemption, and thereafter.

L-3 Holdings

On July 29, 2005, L-3 Holdings sold $600 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On August 4, 2005, L-3 Holdings sold an additional $100 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES.

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.8882 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $101.13 per share) only under the following circumstances:

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $121.36) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $121.36); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2008, the conversion feature of the CODES was dilutive to earnings per share until the third quarter (see Note 15).

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per one thousand dollars in principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings’ chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the “cash amount”); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable.)

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

Holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2011, February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a “fundamental change” occurs prior to maturity of the CODES.

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The embedded derivative had an initial fair value of zero. The amount assigned to the embedded derivative will be adjusted periodically through other income (expense) for changes in its fair value, if any.

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

Covenants

Financial and other restrictive covenants. The Senior Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, incur liens, make investments, merge or consolidate, dispose of assets, pay dividends or repurchase its common stock. The Company’s Senior Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0 for each fiscal quarter and (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0. Calculations of the consolidated leverage ratio and consolidated interest coverage ratio are to (a) take into account acquisitions on a pro forma basis as if they had occurred at the beginning of the applicable period and (b) exclude the $126 million litigation charge and associated reversal related to the OSI Systems, Inc. matter, which is more fully described in Note 18, and certain non-recurring costs incurred by the Company’s acquired businesses prior to the acquisition date from the pro forma results of operations of those acquired businesses. As of December 31, 2008, the Company was in compliance with its financial and other restrictive covenants.

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

Restricted Payments. L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on its common stock. The Senior Credit Facility contains provisions that limit the ability of L-3 Communications to pay dividends or other distributions with respect to any capital stock and make investments in L-3 Holdings. However, the Senior Credit Facility permits L-3 Communications to:

•	fund payments of interest on indebtedness of L-3 Holdings and to fund payments of dividends on disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the proceeds received by L-3 Holdings from the issuance of such indebtedness or disqualified preferred stock have been invested by L-3 Holdings in L-3 Communications;

•	fund payments and prepayments of principal of indebtedness of L-3 Holdings and to fund optional and mandatory redemptions of disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the amount of such fundings, together with the amount of permitted intercompany advances does not exceed the aggregate amount of investments made by L-3 Holdings in L-3 Communications with the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 that is guaranteed by L-3 Communications;

•	pay regularly scheduled dividends on disqualified preferred stock issued by L-3 Communications;

•	redeem disqualified preferred stock issued by L-3 Communications so long as the amount of such redemptions does not exceed the aggregate proceeds received by L-3 Communications from the issuance of disqualified preferred stock after March 9, 2005; and

•	beginning with the quarter ended March 25, 2005, pay other dividends on and make other redemptions of its equity interests (including for the benefit of L-3 Holdings) and make other investments in L-3 Holdings, so long as no default or event of default has occurred and is continuing, up to an aggregate amount of $1.0 billion, increased (or decreased) quarterly by an amount equal to 50% of the consolidated net income (or deficit) of L-3 Communications for the quarter, plus (1) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications, plus (2) 100% of the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after March 9, 2005 if those proceeds were invested in L-3 Communications and the indebtedness or disqualified preferred stock is not guaranteed by L-3 Communications, plus (3) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Communications after March 9, 2005.

Disqualified preferred stock discussed above is stock, other than common stock, that is not classified as a component of shareholders’ equity on the balance sheet. At December 31, 2008, L-3 Holdings and L-3 Communications did not have any disqualified preferred stock.

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

Cross default provisions. The Senior Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, guarantee obligations or certain other agreements of L-3 Communications or its subsidiaries in an aggregate amount of at least $40 million and those defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured after 10 days. The Senior Subordinated Notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10 million in aggregate principal amount of those obligations.

11.	Shareholders’ Equity

In October 2008, L-3 Holdings completed its previously announced $750 million share repurchase program, which was approved by its Board of Directors on December 11, 2007. On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At December 31, 2008, the dollar value of the remaining authorized repurchase program was $931 million.

From January 1, 2009 through February 25, 2009, L-3 Holdings had repurchased 980,609 shares of its common stock at an average price of $76.65 per share for an aggregate amount of $75 million.

12.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of the short-term maturities of the investments held by these funds.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 assets and liabilities include foreign currency forward contracts. Fair value is determined using a valuation model based on observable market inputs, including quoted forward foreign currency exchange rates, and consideration of non-performance risk.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data. The Company has no Level 3 assets or liabilities.

The following table presents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2008.

Description	Level 1	Level 2	Level 3
	(in millions)

Assets
Cash equivalents	$794	$—	$—
Derivatives	—	22	—

Total Assets	$794	$22	$—

Liabilities
Derivatives	$—	$21	$—

The Company has deferred the provisions of SFAS 157 for non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with FSP Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption of SFAS 157 to those assets and liabilities within the scope of FSP 157-2 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows when it becomes effective. The Company does not have any non-financial assets and non-financial liabilities that would be recognized or disclosed at fair value on a recurring basis at December 31, 2008.

13.	Financial Instruments

Fair Value of Financial Instruments. At December 31, 2008 and 2007, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, borrowings under the term loan facility, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of borrowings under the term loan facility are based on similar debt issued as of December 31, 2008. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on forward exchange rates at December 31, 2008 and 2007. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31,
	2008		2007
		(in millions)
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Borrowings under the Term Loan Facility	$650	$608	$650	$650
Senior Subordinated Notes	3,188	2,916	3,187	3,172
CODES	700	697	700	849
Foreign currency forward contracts(1)	1	1	(12)	(12)

(1)	Notional amounts of foreign currency forward contracts were $414 million at December 31, 2008 and $288 million at December 31, 2007.

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

14.	Accumulated Other Comprehensive (Loss) Income

The changes in the accumulated other comprehensive (loss) income balances, net of related tax effects are presented in the table below:

					Total
		Unrealized		Unrecognized	accumulated
	Foreign	gains (losses)	Minimum	losses and	other
	currency	on hedging	pension	prior service	comprehensive
	translation	instruments	liability	cost, net	(loss) income
	(in millions)

Balance at December 31, 2005	$2	$2	$(81)	$—	$(77)
Adoption of SFAS 158	—	—	60	(169)	(109)
Period change	123	(7)	21	—	137

Balance at December 31, 2006	125	(5)	—	(169)	(49)
Adoption of SFAS 158 measurement date provision (See Note 19)	—	—	—	39	39
Period change	135	4	—	24	163

Balance at December 31, 2007	260	(1)	—	(106)	153
Period change	(222)	6	—	(269)	(485)

Balance at December 31, 2008	$38	$5	$—	$(375)	$(332)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)

Basic:
Income from continuing operations	$929	$756	$526
Gain on sale of a business, net of income taxes	20	—	—

Net income	$949	$756	$526

Weighted average common shares outstanding	121.2	124.9	123.1

Basic earnings per share:
Income from continuing operations	$7.66	$6.05	$4.27
Gain on sale of a business, net of income taxes	0.17	—	—

Net income	$7.83	$6.05	$4.27

Diluted:
Income from continuing operations	$929	$756	$526
Gain on sale of a business, net of income taxes	20	—	—

Net income	$949	$756	$526

Common and potential common shares:
Weighted average common shares outstanding	121.2	124.9	123.1
Assumed exercise of stock options	4.1	5.0	5.0
Unvested restricted stock awards	1.1	0.9	0.6
Employee stock purchase plan contributions	0.4	0.4	0.5
Assumed purchase of common shares for treasury	(4.1)	(4.8)	(4.4)
Assumed conversion of the CODES	0.2	0.1	—

Common and potential common shares	122.9	126.5	124.8

Diluted earnings per share:
Income from continuing operations	$7.56	$5.98	$4.22
Gain on sale of a business, net of income taxes	0.16	—	—

Net income	$7.72	$5.98	$4.22

L-3 Holdings’ CODES had no impact on diluted EPS for the year ended December 31, 2006 because the average market price of L-3 Holdings common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of December 31, 2008, the conversion price was $101.13.

Excluded from the computations of diluted EPS are equity securities underlying employee stock-based compensation of 1.0 million for the year ended December 31, 2008, 0.7 million for the year ended December 31, 2007 and 2.1 million for the year ended December 31, 2006, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Diluted EPS for the year ended December 31, 2008 includes (1) a gain of $0.66 per share for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict (see Note 18), (2) a gain of $0.06 per share for the sale of the PMD product line (see Note 4), and (3) a non-cash charge of $0.14 per share related to a write-down of capitalized software development costs (see Note 2).

Diluted EPS for the year ended December 31, 2006 includes (1) a charge of $0.63 per share for an adverse jury verdict (see Note 18), and (2) a charge of $0.20 per share related to stock-based awards granted during the period from May 1998 to July 2003 (see Note 3).

16.	Income Taxes

Income before income taxes is summarized in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Domestic	$1,280	$1,012	$727
Foreign	151	162	98

Income from continuing operations before income taxes	$1,431	$1,174	$825

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Current income tax provision:
Federal	$244	$228	$107
State and local	47	43	36
Foreign	50	34	28

Subtotal	341	305	171

Deferred income tax provision (benefit):
Federal	144	88	125
State and local	24	14	(1)
Foreign	(7)	11	4

Subtotal	161	113	128

Total provision for income taxes	$502	$418	$299

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	3.1	2.7
Foreign income taxes	(1.1)	(1.3)	(1.6)
Extraterritorial income exclusion benefits	—	—	(0.4)
Manufacturing benefits	(0.9)	(0.7)	(0.7)
Research and experimentation and other tax credits	(1.0)	(0.9)	(0.6)
Resolution of tax contingencies	(1.2)	(1.0)	—
Other, net	1.2	1.4	1.8

Effective income tax rate	35.1%	35.6%	36.2%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2008	2007
	(in millions)

Deferred tax assets:
Inventoried costs	$3	$32
Compensation and benefits	69	61
Pension and postretirement benefits	293	148
Income recognition on contracts in process	90	81
Litigation charge	—	50
Loss carryforwards	15	27
Tax credit carryforwards	10	7
Other	107	84

Gross deferred tax assets	587	490

Deferred tax liabilities:
Goodwill and other intangible assets	$439	$442
Property, plant and equipment	41	34
Other	2	4

Gross deferred tax liabilities	482	480

Valuation allowance	4	9

Net deferred tax assets	$101	$1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the classification of the Company’s net deferred tax assets.

	December 31,
	2008	2007
	(in millions)

Current deferred tax assets	$211	$246
Non-current deferred tax liabilities	(110)	(245)

Total net deferred tax assets	$101	$1

At December 31, 2008, the Company’s loss carryforwards included $4 million of U.S. Federal net operating loss carryforwards that are subject to limitations and will expire, if unused, between 2023 and 2027, and approximately $124 million of state net operating losses that will expire, if unused, between 2009 and 2028. The Company also has $10 million of tax credit carryforwards related to state research and experimentation credits and investment tax credits that will expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to fully utilize all the U.S. Federal net operating losses, $73 million of the state net operating losses and all the state credit carryforwards before they expire. The Company previously had a valuation allowance against its U.S. Federal capital loss carryforward from the 2005 acquisition of The Titan Corporation (Titan). The Company utilized these capital loss carryforwards in 2008 and reversed the related $5 million valuation allowance as a reduction to goodwill.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized a net decrease in income tax liabilities at January 1, 2007 of $4 million for income tax deductions taken on the Company’s income tax returns, which were accounted for as an increase to retained earnings. In addition, the Company reclassified uncertain income tax positions that are not expected to be resolved within one year as non-current income tax liabilities at the balance sheet date.

As of December 31, 2008, the total amount of unrecognized tax benefits was $171 million, $144 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding interest and penalties, is presented in the table below.

	2008	2007
	(in millions)

Balance at January 1	$253	$302
Additions for tax positions related to the current year	10	10
Additions for tax positions related to prior years	14	1
Reductions for tax positions related to prior years	(87)	(24)
Reductions for tax positions related to settlements with taxing authorities	(19)	(31)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	—	(5)

Balance at December 31	$171	$253

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations (the Statute) for the Company’s U.S. Federal income tax returns for the years ended December 31, 2004 through 2007 is open as of December 31, 2008. The Company expects the Statute on the 2004 and 2005 years to close in the third quarter of 2009. The Company also expects that the IRS will begin its audit of the Company’s 2006 and 2007 Federal income tax returns in 2009. In addition, the Company has numerous state and foreign income tax audits in process. As of December 31, 2008, the Company anticipates that unrecognized tax benefits will decrease by approximately $30 million over the next 12 months.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2008, the Company reached an agreement with the IRS relating to the audit of its 2004 and 2005 U.S. Federal income tax returns. The Company also settled numerous state and local income tax audits during 2008. As a result of these settlements, the Company reduced its provision for income tax by approximately $27 million in 2008 for the reversal of previously accrued amounts, including interest. In addition, the Company finalized the deferred tax assets acquired in various business acquisitions, resulting in the Company increasing its deferred tax assets by $98 million, reducing its current and non-current tax liabilities by $38 million and reducing its goodwill by $136 million.

In March 2007, the IRS completed a limited scope audit of certain income tax positions taken by the Company on its U.S. Federal income tax returns in connection with two business acquisition transactions that resulted in the Company paying additional U.S. Federal income taxes of $7 million. The additional income tax payment was previously accrued as a liability and does not affect the effective income tax rate for 2007. In addition, the statute of limitations of the Company’s 2002 U.S. Federal income tax return expired in April 2007 and for its 2003 U.S. Federal income tax return expired in September 2007. As a result, the Company reduced its provision for income taxes by approximately $7 million during the second quarter of 2007 and $5 million during the third quarter of 2007 for the reversal of previously accrued amounts, primarily interest.

In August 2007 the IRS completed its audit of the pre-acquisition U.S. Federal income tax returns of Titan for the 2002 and 2003 tax years (the Company acquired Titan on July 29, 2005). As a result of the completion of the Titan audits, the Company reduced unrecognized income tax benefits by $47 million, which did not impact the Company’s effective income tax rate. Of the $47 million, $25 million of net operating loss carryforwards were disallowed on audit, and the remaining $22 million of allowed losses were recorded as a reduction to goodwill.

As of December 31, 2008 and 2007, current and non-current income taxes payable include accrued interest of $18 million ($11 million after income taxes) and $22 million ($13 million after income taxes), respectively, and penalties of $7 million and $5 million, respectively. The Company’s income tax expense included a benefit of $2 million and an expense of $1 million for interest related items in the years ended December 31, 2008 and 2007, respectively.

17.	Stock-Based Compensation

In 2006, the Company voluntarily initiated and completed a review of its historical stock-based compensation practices and related accounting treatment. See Note 3 for a discussion of the scope and findings of the review.

Stock-based Compensation Plans. Effective April 29, 2008, the Company adopted the 2008 Long Term Performance Plan (2008 LTPP) and the 2008 Directors Stock Incentive Plan (2008 DSIP). As a result, no subsequent awards in respect of shares of L-3 Holdings common stock have been or will be issued under the Company’s 1997 Stock Option Plan, the 1998 Directors Stock Option Plan and the 1999 Long Term Performance Plan (Prior Plans).

Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. Awards under the 2008 LTPP may be in the form of stock options, stock appreciation rights, restricted stock and other stock-based awards (including restricted stock units and performance units). Awards under the 2008 DSIP may be granted only to non-employee directors of the Company. Awards under the 2008 DSIP may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. The 2008 LTPP and the 2008 DSIP are collectively referred to as the 2008 Plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the 2008 LTPP, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “full value” awards (i.e., all awards other than stock options and stock appreciation rights) is 2,500,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (iii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) to any participant over the life of the 2008 LTPP with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

At December 31, 2008, the number of shares of L-3 Holdings’ common stock authorized for grant under the 2008 Plans was 5.3 million, of which 4.0 million shares were still available for awards.

To date, awards under the 2008 Plans and Prior Plans (collectively, the Plans) have been in the form of L-3 Holdings’ restricted stock, restricted stock units, performance units and options to purchase L-3 Holdings’ common stock. The Company adopted the Plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

Stock Options. The exercise price of stock options that may be granted under the 2008 Plans may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are vested ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture following termination of employment. Compensation expense for stock option awards was $17 million ($10 million after income taxes) for the year ended December 31, 2008, $20 million ($12 million after income taxes) for the year ended December 31, 2007 and $23 million ($14 million after income taxes) for the year ended December 31, 2006. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

presents a summary of the Company’s stock option activity under the Plans as of December 31, 2008 and changes during the year then ended.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(in Years)	(in millions)

Number of shares under option
Outstanding at January 1, 2008	5,209.1	$66.13	7.0	$207

Options granted	839.7	96.90
Options exercised	(720.6)	55.70
Options forfeited	(169.9)	80.97

Outstanding at December 31, 2008	5,158.3	$72.12	6.7	$45

Vested and expected to vest at December 31, 2008(1)	4,956.4	$71.39	6.6	$45

Exercisable at December 31, 2008	3,527.8	$63.44	5.7	$44

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of each stock option awarded was $18.65, $22.24 and $19.53 for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $35 million, $66 million and $165 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, unrecognized compensation costs related to stock options was $23 million ($14 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.4 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $13 million, $25 million and $63 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Option Fair Value Estimation Assumptions. For purposes of estimating the fair value provisions of SFAS 123(R), the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is affected by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

•	Expected Holding Period. The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised. The Company uses historical data to estimate stock option exercise data within the valuation model.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ actual historical share price volatility.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Risk-Free Interest Rate. The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2008	2007	2006
	Grants	Grants	Grants

Expected holding period (in years)	4.7	4.5	4.4
Expected volatility	20.2%	20.5%	25.8%
Expected dividend yield	1.6%	1.3%	1.2%
Risk-free interest rate	3.2%	4.6%	4.8%

Restricted Stock. The Company awards shares of restricted stock in the form of restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period starting on the date of grant. The weighted average grant date fair value of each restricted stock unit awarded was $98.18, $96.15 and $75.44 for the years ended December 31, 2008, 2007 and 2006, respectively. The grant date fair value of the restricted stock awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight-line basis over the three year cliff vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

Compensation expense for all restricted stock awards was $32 million ($19 million after income taxes) for the year ended December 31, 2008, $21 million ($13 million after income taxes) for the year ended December 31, 2007 and $13 million ($8 million after income taxes) for the year ended December 31, 2006. The table below presents a summary of the Company’s nonvested restricted stock and restricted stock unit awards as of December 31, 2008 and changes during the year then ended.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested balance at January 1, 2008	1,063.4	$85.06
Granted	539.6	98.18
Vested	(221.4)	76.66
Forfeited	(92.7)	86.73

Nonvested balance at December 31, 2008	1,288.9	$91.88

As of December 31, 2008, total unrecognized compensation costs related to nonvested restricted stock awards were $56 million ($34 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.6 years. The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007 and 2006 as of their vesting dates was $20 million, $6 million and $6 million, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Incentive Program. On August 1, 2007, the Compensation Committee of the Board of Directors approved and established the Company’s Long-Term Incentive Program (LTIP). The LTIP is a multi-year performance program. Each LTIP participant receives a target award of performance units, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The final value of each unit will vary based upon (1) the level of performance achieved by the Company over the associated performance period in relation to a pre-determined performance goal established by the Compensation Committee and (2) the closing price of L-3 Holdings’ common stock at the end of the performance period. Units issued under the program are payable in either cash or shares of L-3 Holdings’ common stock as determined at the time of grant by the Compensation Committee.

The table below presents a summary of the Company’s performance unit awards as of December 31, 2008 and changes during the year then ended.

	Payable in Cash (TSR)		Payable in Shares (EPS)
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Units	Fair Value	Units	Fair Value
	(In thousands)		(In thousands)

Nonvested balance at January 1, 2008	22.6	$117.68	22.6	$99.58
Granted	29.2	109.85	29.2	96.34
Vested	—	—	—	—
Forfeited	(0.8)	117.68	(0.8)	99.58

Nonvested balance at December 31, 2008	51.0	$113.19	51.0	$97.73

In 2008 and 2007, the Company awarded performance units with a weighted average grant date fair value per unit of $103.10 and $108.63, respectively. Of these units, (1) the final value of half of the units is contingent upon the compound annual growth rate in L-3’s diluted EPS (the EPS Element) and (2) the final value of half of the units, is contingent upon L-3’s Total Stockholder Return relative to a peer group of companies (the TSR Element). The performance period for all such units begins on the first day of the Company’s fiscal third quarter of the applicable grant year and ends on the December 31 that is two and a half years later. Units related to the EPS Element are payable in shares of L-3 Holdings’ common stock, while units related to the TSR Element are payable in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period. The total compensation expense recognized under the LTIP for the years ended December 31, 2008 and 2007 was $4 million ($2 million after income taxes) and $1 million ($1 million after income taxes), respectively. As of December 31, 2008, total unrecognized compensation costs related to the performance units were $7 million ($4 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.6 years.

Performance Units Fair Value Assumptions.  The TSR element is initially measured at fair value and subsequently remeasured each reporting period using a Monte Carlo valuation model that incorporates current assumptions, including L-3 Holdings’ stock price. Changes in assumptions can materially impact the estimated fair value of the TSR element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2008 are presented in the table below.

	2008	2007
	Grants	Grants

Expected volatility	29.4%	36.1%
Expected dividend yield	1.5%	1.5%
Risk-free interest rate	0.8%	0.4%

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumptions above used in the Monte Carlo valuation model for the TSR element are similar to certain of the assumptions used by the Company in its Black-Scholes option-pricing valuation model, which are described above, except for the risk-free interest rate. The risk-free interest rate used in the Monte Carlo valuation model is based on U.S. Treasuries with a maturity matching the remaining measurement period.

Employee Stock Purchase Plan. The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company, its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings’ common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings’ common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest sales price of a share of L-3 Holdings’ common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. Employees may not purchase more than $25,000 worth of L-3 Holdings’ common stock for each year based on the value of the common stock at the beginning of each offering period during the year. The plan authorizes L-3 Holdings to issue up to 8.0 million shares, of which 3.2 million shares were available for future issuance as of December 31, 2008 (i.e., excluding the effect of shares issued in January 2009 as described below). In July 2008, the Company issued 0.5 million shares under its employee stock purchase plan at an average price of $77.30 per share, which covered employee contributions for the six months ended June 30, 2008. In January 2009, the Company issued an additional 0.6 million shares under its employee stock purchase plan at an average price of $62.29 per share, which covered employee contributions for the six months ended December 31, 2008. For both the years ended December 31, 2008 and 2007, the Company recognized $12 million ($10 million after income taxes) in compensation expense related to the discount for L-3 Holdings’ common stock purchases under the employee stock purchase plan.

18.	Commitments and Contingencies

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2008.

	Real Estate	Equipment	Total
		(in millions)

2009	$152	$23	$175
2010	153	18	171
2011	109	13	122
2012	83	10	93
2013	65	7	72
Thereafter	208	29	237

Total minimum payments required	770	100	870
Less: Sublease rentals under non-cancelable leases	27	—	27

Net minimum payments required	$743	$100	$843

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rent expense, net of sublease income, was $166 million for 2008, $162 million for 2007 and $157 million for 2006.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating $372 million at December 31, 2008, and $435 million at December 31, 2007. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the Company’s acquisition of MAPPS in 2005, the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Training Service (ACTS) program. The Company has guaranteed 50% of certain bank debt borrowed by FAST to finance its activities on the ACTS program. At December 31, 2008, the Company’s guarantee amounted to $41 million. The Company’s guarantee is expected to decrease as FAST makes its scheduled repayments of the bank debt that is guaranteed by the Company and will be released upon customer acceptance of all contract deliverables, which is expected to occur no later than 2010.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2010 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28 million, or sell both properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $23 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $23 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration, the Company shall pay to the lessor, as additional rent, $3 million and return the simulator systems to the lessors.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or in a loss of export privileges. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, include standard provisions for termination for the convenience of the U.S. Government or for default, and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

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

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The amount of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2008, the Company did not record any amounts for recoveries from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air.  L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 8, 2008, the Ninth Circuit reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. The case has been remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. CTAS’ insurance carrier has accepted defense of the matter with a reservation of rights to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The Court has ordered the parties to participate in a mediation, which is currently scheduled for March 3, 2009.

OSI Systems, Inc.  On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $126 million in damages, including awards of $33 million for compensatory damages and $93 million for punitive damages, principally on the basis of OSI’s fiduciary-based claims. As a result of the jury verdict, the Company recorded a $129 million litigation charge in connection with this litigation, which was accrued as a current liability, and included an estimate of $3 million for external legal

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs incurred through June 30, 2006. On June 27, 2008, the U.S. Court of Appeals for the Second Circuit vacated the jury verdict, ruled in favor of L-3 on the fiduciary-based claims, and remanded the case for a new trial solely on OSI’s claim of actual fraud. Based on the June 27 decision, the Company reversed the $126 million current liability for pending and threatened litigation and $7 million of related accrued interest in the second quarter of 2008. On September 4, 2008, the Second Circuit denied a motion by OSI seeking a rehearing of the June 27 decision.

Korean Lot II Program.  On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The complaint alleges that L-3 Integrated Systems (L-3 IS) is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. The complaint seeks unspecified monetary damages, including punitive damages and attorneys’ fees, and an injunction enjoining L-3 from use or disclosure of the intellectual property at issue in the lawsuit. The case is scheduled to go to trial in May 2009.

SafeView Arbitration.  The Company is currently subject to an American Arbitration Association proceeding initiated by Paladin Homeland Security Fund on behalf of all former stockholders of SafeView. The Claimants are alleging violations of federal securities laws, fraud, negligent misrepresentation, breach of contract and unjust enrichment in connection with L-3’s acquisition of SafeView, and in particular the earnout provisions of the acquisition agreement providing for certain payments contingent upon SafeView’s financial performance during the three year period ended December 31, 2008. The Claimants are seeking damages of approximately $35 million (the maximum amount payable under the earnout provisions), unspecified punitive damages and attorneys’ and arbitration fees.

Aircrew Training and Rehearsal Support (ATARS) Investigation.  Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation. The Company is cooperating fully with the U.S. Government.

Titan Government Investigation.  In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan was informed that other companies who have performed similar services have received subpoenas as well. The Company acquired Titan in July 2005. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he is a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before the Department of Justice acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, it is possible that L-3 Services could be suspended or debarred from conducting business with the U.S. Government. In December 2008, the DoJ indicated its interest in conducting additional employee interviews concerning a teaming agreement relating to the Wright Patterson Air Force Base procurement. The Company is cooperating fully with the DoJ.

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

CyTerra Government Investigation.  Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ. The Company is cooperating with the Government and is providing the requested documents. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

Bashkirian Airways.  On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The trial for this matter began in January 2009 and is ongoing.

Gol Airlines.  The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems (ACSS), a joint venture of L-3 and Thales. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On August 1, 2008, the plaintiffs filed an appeal of this ruling with the U.S. Court of Appeals for the Second Circuit.

Pilatus PC-12 Aircraft.  On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The amended complaint seeks unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of the matter and have retained counsel.

T-39 Sabreliner Aircraft.  On January 16, 2008, the Company was served with three wrongful death lawsuits filed in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft, and are seeking unspecified monetary damages. The cases have been consolidated and transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel.

Blackhawk Helicopter.  On August 7, 2008, a lawsuit was filed in the U.S. District Court for the Southern District of Texas relating to the August 22, 2007 crash of a U.S. Army Blackhawk helicopter near Kirkuk, Iraq. The complaint, which was brought on behalf of 14 passengers who were killed in the crash, alleges that the crash was the result of L-3 Vertex’s negligence in connection with a phased maintenance inspection performed approximately one week before the crash, and seeks unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel.

19.	Pensions and Other Employee Benefits

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In accordance with SFAS 158, the Company recognizes the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements. SFAS 158 also required the Company to measure pension and postretirement benefit plan assets and benefit obligations as of December 31, beginning no later than the year ended December 31, 2008. The Company elected to early adopt a December 31 measurement date for the year ended December 31, 2007. Previously, the Company used a November 30 measurement date for its pension and post-retirement benefit plans. Due to the change in the measurement date, the 2007 beginning of year retained earnings balance decreased by $4 million and accumulated other comprehensive income balance increased by $39 million, after income taxes. In connection with the change in measurement date, the Company also elected to re-measure its plan assets and benefit obligations as of January 1, 2007, which were used to determine pension and other post retirement benefit plan expenses for the year ended December 31, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

			Postretirement
	Pension Plans		Benefit Plans
	2008	2007(1)	2008	2007(1)
	(in millions)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,688	$1,658	$183	$187
Service cost	89	103	6	7
Interest cost	104	103	10	11
Plan participants’ contributions	3	3	4	3
Amendments	—	7	3	(2)
Actuarial gain	(45)	(162)	(24)	(16)
Foreign currency exchange rate changes	(44)	44	(7)	6
Curtailments, settlements and special termination benefits	1	(1)	1	—
Transfers for product line divestiture	(8)	—	(1)	—
Benefits paid	(66)	(67)	(13)	(13)

Benefit obligation at the end of the year	$1,722	$1,688	$162	$183

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,407	$1,298	$34	$30
Actual (loss) return on plan assets	(394)	42	(9)	2
Employer contributions	162	94	11	12
Plan participants’ contributions	3	3	4	3
Foreign currency exchange rate changes	(43)	37	—	—
Transfers for product line divestiture	(5)	—	—	—
Benefits paid	(66)	(67)	(13)	(13)

Fair value of plan assets at the end of the year	$1,064	$1,407	$27	$34

Funded status at the end of the year	$(658)	$(281)	$(135)	$(149)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$16	$28	$—	$—
Current liabilities	—	—	(7)	(8)
Non-current liabilities	(674)	(309)	(128)	(141)

	$(658)	$(281)	$(135)	$(149)

(1)	Due to the change in measurement date as discussed above, the change in benefit obligation and plan assets information in the table covers the 13 month period from November 2006 to December 2007. For the month ended December 31, 2006, service cost was $7 million, interest cost was $8 million, actuarial gains were $60 million, benefits paid were $4 million, and actual return on plan assets was $9 million for the pension plans. For the month ended December 31, 2006, service cost was $1 million, interest cost was $1 million, actuarial gains were $5 million, and benefits paid were $1 million for the postretirement benefit plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive income (loss) account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

			Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007
	(in millions)

Net loss (gain)	$621	$168	$(11)	$—
Prior service cost (credit)	21	25	(14)	(19)

Total amount recognized	$642	$193	$(25)	$(19)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $1,443 million at December 31, 2008 and $1,404 million at December 31, 2007. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2008 and 2007.

	Pension Plans
	2008	2007
	(in millions)

Projected benefit obligation	$1,542	$672
Accumulated benefit obligation	1,278	598
Fair value of plan assets	870	494

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2008 and 2007.

					Postretirement
	Pension Plans				Benefit Plans
	2008		2007		2008		2007

Benefit obligations:
Discount rate	6.49	%(1)	6.36	%(1)	6.74	%(2)	6.07	%(2)
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%

(1)	The discount rate assumptions used to determine the benefit obligations for the Company’s pension plans at December 31, 2008 and 2007 were 6.4% and 6.5% for the U.S. based plans, 7.4% and 5.75% for the Canadian based plans and 6.2% and 5.4% for the German based plans.

(2)	The discount rate assumptions used to determine the benefit obligations for the Company’s postretirement benefit plans at December 31, 2008 and 2007 were 6.6% and 6.25% for the U.S. based plans and 7.4% and 5.5% for the Canadian based plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2008, 2007 and 2006.

				Postretirement
	Pension Plans			Benefit Plans
	2008	2007	2006	2008	2007	2006
	(in millions)

Components of net periodic benefit cost:
Service cost	$89	$95	$88	$6	$6	$6
Interest cost	104	95	85	10	10	9
Expected return on plan assets	(117)	(112)	(90)	(2)	(2)	(1)
Amortization of prior service costs (credits)	3	3	3	(3)	(4)	(4)
Amortization of net loss (gain)	7	11	19	(2)	3	1
Curtailment or settlement loss	1	1	—	—	—	—

Net periodic benefit cost	$87	$93	$105	$9	$13	$11

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the year ended December 31, 2008.

	Pension	Postretirement
	Plans	Benefit Plans
	(in millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$459	$(13)
Prior service cost	—	2
Amortization of net (loss) gain	(7)	2
Amortization of prior service (cost) credit	(3)	3

Total recognized in other comprehensive income	449	(6)

Total recognized in net periodic benefit cost and other comprehensive income	$536	$3

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive (loss) income and recognized as components of net periodic benefit costs during 2009.

	Pension	Postretirement
	Plans	Benefit Plans	Total
	(in millions)

Net loss (gain)	$52	$(1)	$51
Prior service cost (credit)	3	(3)	—

	$55	$(4)	$51

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006.

							Postretirement
	Pension Plans						Benefit Plans
	2008		2007		2006		2008		2007		2006

Net periodic benefit cost:
Discount rate	6.36	%(1)	5.85	%(1)	5.75%		6.07	%(3)	5.62	%(3)	5.50%
Expected long-term return on plan assets	8.55	%(2)	8.54	%(2)	8.55	%(2)	6.36%		6.25%		6.39%
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%		4.50%		4.50%

(1)	The discount rate assumptions used to determine the net periodic benefit cost for the Company’s pension plans during the years ended December 31, 2008 and 2007 were 6.5% and 6.0% for the U.S. based plans, 5.75% and 5.25% for the Canadian based plans and 5.4% and 4.5% for the German based plans, respectively.

(2)	The expected long-term return on plan assets assumptions used to determine the net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 were 8.75% for the U.S. based plans and 7.5% for the Canadian based plans.

(3)	The discount rate assumptions used to determine the net periodic benefit cost for the Company’s postretirement benefit plans during the years ended December 31, 2008 and 2007 were 6.25% and 5.75% for the U.S. based plans and 5.5% and 5.0% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 9.75% in 2009 and is assumed to gradually decrease to a rate of 5.0% in 2014 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	8	(7)

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category and regularly monitors each to make sure that the actual investment allocation remains within guidelines. The table below presents the range for each major category of the plans’ assets at December 31, 2008, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category.

	U.S.			Non-U.S.(1)
Asset Category	Range	2008	2007	Range	2008	2007

Domestic equity	40% - 60%	43%	51%	15% - 40%	16%	24%
International equity	10% - 20%	15	18	20% - 40%	25	24
Fixed income securities	20% - 40%	26	21	30% - 55%	42	35
Real estate securities	5% - 15%	5	6	—	—	—
Other, primarily cash and cash equivalents	0% - 10%	11	4	0% - 15%	17	17

Total		100%	100%		100%	100%

(1)	Non-U.S. pension plans represent the Company’s participating Canadian subsidiaries. The plans’ percentage asset allocation at December 31, 2007 for certain business acquisitions includes a receivable due from the seller to fund the acquisition date pension obligations, which is included in other, primarily cash and cash equivalents.

Contributions. For the year ending December 31, 2009, the Company currently expects to contribute approximately $65 million to its pension plans and approximately $13 million to its postretirement benefit plans.

Multi-employer Benefit Plans. Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans based on a fixed rate per hour of service worked by the covered employees. Under these plans, the Company contributed cash and recorded expenses of $13 million for 2008, $11 million for 2007 and $10 million for 2006.

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

The Company believes it has performed its obligations under the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans. For the year ended December 31, 2008, the Company contributed $3 million to the Subject Plans. At December 31, 2008, the aggregate projected benefit obligation was $245 million and the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

aggregate plan assets were $144 million for the Subject Plans. At December 31, 2008, the Company had recorded a liability of $101 million for the under funded status of the Subject Plans.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement
		Benefits
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts
	(in millions)

2009	$75	11	1
2010	81	12	1
2011	86	13	1
2012	90	13	1
2013	96	14	1
Years 2014-2018	619	78	9

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $144 million for 2008, $126 million for 2007 and $112 million for 2006.

20.	Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Interest paid	$267	$280	$287
Income tax payments	343	200	67
Income tax refunds	8	7	6

21.	Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the litigation gain in 2008 and the litigation and stock-based charges in 2006 (which were not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2008	2007	2006

Net Sales
Products
C3ISR	$1,780	$1,751	$1,671
Government Services	282	273	181
AM&M	661	631	582
Specialized Products	4,607	4,102	3,650
Elimination of intercompany sales	(200)	(185)	(151)

Total products sales	7,130	6,572	5,933

Services
C3ISR	829	589	393
Government Services	4,105	4,160	3,751
AM&M	1,996	1,900	1,746
Specialized Products	972	853	766
Elimination of intercompany sales	(131)	(113)	(112)

Total services sales	7,771	7,389	6,544

Consolidated total	$14,901	$13,961	$12,477

Operating Income
C3ISR	$251	$232	$216
Government Services	421	403	343
AM&M	241	247	232
Specialized Products	646	566	488

Segment Total	$1,559	$1,448	$1,279
Litigation gain (charge)	126	—	(129)
Stock-based charge	—	—	(39)

Consolidated total	$1,685	$1,448	$1,111

Depreciation and amortization
C3ISR	$39	$39	$35
Government Services	35	33	28
AM&M	26	29	26
Specialized Products	106	106	100

Consolidated total	$206	$207	$189

Capital Expenditures
C3ISR	$86	$32	$34
Government Services	13	14	8
AM&M	12	14	21
Specialized Products	100	94	85
Corporate	7	3	8

Consolidated total	$218	$157	$156

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2008	2007	2006

Total Assets
C3ISR	$1,814	$1,798	$1,697
Government Services	3,464	3,438	3,333
AM&M	1,807	1,928	1,871
Specialized Products	6,319	6,193	5,671
Corporate	1,081	1,034	715

Consolidated total	$14,485	$14,391	$13,287

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

U.S.	$12,815	$11,867	$10,683
Foreign:
Germany	324	318	258
Canada	308	368	351
United Kingdom	212	216	178
Australia	147	93	87
South Korea	140	193	193
Italy	93	39	33
New Zealand	42	88	111
Other	820	779	583

Total foreign	2,086	2,094	1,794

Consolidated	$14,901	$13,961	$12,477

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2008	2007	2006
	(in millions)

U.S. Government agencies(1)	$12,126	$11,203	$10,062
Commercial	1,676	1,786	1,532
Allied foreign governments(1)	1,099	972	883

Consolidated	$14,901	$13,961	$12,477

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate customer for which the Company is a subcontractor.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2008 and 2007 is presented in the table below. The Company’s unaudited quarterly results of operations are affected significantly by our business acquisitions. See Note 4.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

2008
Sales	$3,506	$3,722	$3,662	$4,011
Operating income	368	501	400	416
Income from continuing operations	192	278	212	247
Net income	192	278	212	267
Basic EPS:
Income from continuing operations	$1.57	$2.28	$1.75	$2.06
Gain on sale of a business, net of income taxes	—	—	—	0.17

Net income	$1.57	$2.28	$1.75	$2.23

Diluted EPS:
Income from continuing operations	$1.54	$2.24	$1.73	$2.04
Gain on sale of a business, net of income taxes	—	—	—	0.17

Net income	$1.54	$2.24	$1.73	$2.21

2007
Sales	$3,300	$3,407	$3,448	$3,806
Operating income	326	355	371	396
Net income	162	188	199	207
Basic EPS	1.30	1.51	1.58	1.66
Diluted EPS	1.29	1.49	1.56	1.63

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock, additional paid-in capital, treasury stock and retained earnings, are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2008.

	L-3 Communications
	Common Stock		Additional
	Shares	Par	Paid-in	Treasury	Retained
	Issued	Value	Capital	Stock	Earnings	Total
	(in millions)

Balance at December 31, 2005	100	—	$3,041	—	$1,545	$4,586
Net income	—	—	—	—	526	526
Contributions from L-3 Holdings	—	—	361	—	—	361
Dividends to L-3 Holdings	—	—	—	—	(118)	(118)

Balance at December 31, 2006	100	—	3,402	—	1,953	5,355
Net income	—	—	—	—	756	756
Contributions from L-3 Holdings	—	—	351	—	—	351
Dividends to L-3 Holdings	—	—	—	—	(626)	(626)

Balance at December 31, 2007	100	—	3,753	—	2,083	5,836
Net income	—	—	—	—	949	949
Contributions from L-3 Holdings	—	—	319	—	—	319
Dividends to L-3 Holdings	—	—	—	—	(941)	(941)

Balance at December 31, 2008	100	—	$4,072	$—	$2,091	$6,163

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings’ employee and director stock options, and related tax benefits, and (iii) L-3 Holdings’ common stock contributed to the Company’s savings plans are contributed to L-3 Communications. The amounts paid by L-3 Holdings for dividends and share repurchases are generated from dividends received from L-3 Communications.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following condensed combining financial information presents the results of operations, financial position and cash flows of (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Balance Sheets At December 31, 2008:
Current assets:
Cash and cash equivalents	$—	$720	$(81)	$228	$—	$867
Billed receivables, net	—	324	701	201	—	1,226
Contracts in process	—	587	1,461	219	—	2,267
Other current assets	—	291	170	140	—	601

Total current assets	—	1,922	2,251	788	—	4,961
Goodwill	—	1,171	5,746	1,112	—	8,029
Other assets	8	476	837	182	(8)	1,495
Investment in and amounts due from consolidated subsidiaries	6,523	8,489	1,283	80	(16,375)	—

Total assets	$6,531	$12,058	$10,117	$2,162	$(16,383)	$14,485

Current liabilities	$—	$824	$1,312	$571	$—	$2,707
Other long-term liabilities	—	865	219	242	—	1,326
Long-term debt	700	4,538	—	—	(700)	4,538
Minority interests	—	—	—	—	83	83
Shareholders’ equity	5,831	5,831	8,586	1,349	(15,766)	5,831

Total liabilities and shareholders’ equity	$6,531	$12,058	$10,117	$2,162	$(16,383)	$14,485

At December 31, 2007:
Current assets:
Cash and cash equivalents	$—	$632	$(89)	$237	$—	$780
Billed receivables, net	—	291	767	221	—	1,279
Contracts in process	—	505	1,347	247	—	2,099
Other current assets	—	332	142	131	—	605

Total current assets	—	1,760	2,167	836	—	4,763
Goodwill	—	961	5,912	1,292	—	8,165
Other assets	11	397	865	201	(11)	1,463
Investment in and amounts due from consolidated subsidiaries	6,678	9,027	460	12	(16,177)	—

Total assets	$6,689	$12,145	$9,404	$2,341	$(16,188)	$14,391

Current liabilities	$—	$879	$1,133	$570	$—	$2,582
Other long-term liabilities	—	740	241	215	—	1,196
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	—	—	—	87	87
Shareholders’ equity	5,989	5,989	8,030	1,556	(15,575)	5,989

Total liabilities and shareholders’ equity	$6,689	$12,145	$9,404	$2,341	$(16,188)	$14,391

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the year ended December 31, 2008:
Net sales	$—	$3,192	$9,826	$2,000	$(117)	$14,901
Cost of sales	64	2,768	8,893	1,798	(181)	13,342
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(64)	550	933	202	64	1,685
Interest and other income, net	—	130	5	7	(114)	28
Interest expense	24	268	110	7	(138)	271
Minority interests in net income of consolidated subsidiaries	—	—	—	—	11	11

Loss (income) from continuing operations before income taxes	(88)	412	828	202	77	1,431
(Benefit) provision for income taxes	(32)	124	304	74	32	502

(Loss) income from continuing operations	(56)	288	524	128	45	929
Gain on sale of a business, net of income taxes	—	20	—	—	—	20
Equity in net income of consolidated subsidiaries	1,005	641	—	—	(1,646)	—

Net income	$949	$949	$524	$128	$(1,601)	$949

For the year ended December 31, 2007:
Net sales	$—	$2,706	$9,426	$1,911	$(82)	$13,961
Cost of sales	53	2,371	8,537	1,687	(135)	12,513

Operating (loss) income	(53)	335	889	224	53	1,448
Interest and other income, net	—	27	3	5	(4)	31
Interest expense	24	294	1	5	(28)	296
Minority interests in net income of consolidated subsidiaries	—	—	—	—	9	9

(Loss) income before income taxes	(77)	68	891	224	68	1,174
(Benefit) provision for income taxes	(27)	21	317	80	27	418
Equity in net income of consolidated subsidiaries	806	709	—	—	(1,515)	—

Net income	$756	$756	$574	$144	$(1,474)	$756

For the year ended December 31, 2006:
Net sales	$—	$2,733	$8,168	$1,612	$(36)	$12,477
Cost of sales	47	2,411	7,376	1,447	(83)	11,198
Litigation charge	—	(129)	—	—	—	(129)
Stock-Based charge	(39)	(39)	—	—	39	(39)

Operating (loss) income	(86)	154	792	165	86	1,111
Interest and other income, net	—	26	4	6	(16)	20
Interest expense	24	295	1	16	(40)	296
Minority interests in net income of consolidated subsidiaries	—	—	—	—	10	10

(Loss) income before income taxes	(110)	(115)	795	155	100	825
(Benefit) provision for income taxes	(40)	(45)	288	56	40	299
Equity in net income of consolidated subsidiaries	596	596	—	—	(1,192)	—

Net income	$526	$526	$507	$99	$(1,132)	$526

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2008:
Operating activities:
Net cash from operating activities	$941	$38	$1,202	$204	$(998)	$1,387

Investing activities:
Business acquisitions, net of cash acquired	—	(283)	—	—	—	(283)
Other investing activities	(103)	(15)	(111)	(23)	103	(149)

Net cash used in investing activities	(103)	(298)	(111)	(23)	103	(432)

Financing activities:
Common stock repurchased	(794)	—	—	—	—	(794)
Other financing activities	(44)	348	(1,083)	(162)	895	(46)

Net cash (used in) from financing activities	(838)	348	(1,083)	(162)	895	(840)

Effect of exchange rates on cash	—	—	—	(28)	—	(28)

Net increase (decrease) in cash	—	88	8	(9)	—	87
Cash and cash equivalents, beginning of the year	—	632	(89)	237	—	780

Cash and cash equivalents, end of the year	$—	$720	$(81)	$228	$—	$867

For the year ended December 31, 2007:
Operating activities:
Net cash from operating activities	$626	$107	$987	$229	$(679)	$1,270
Investing activities:
Business acquisitions, net of cash acquired	—	(235)	—	—	—	(235)
Other investing activities	(153)	(38)	(87)	(28)	153	(153)

Net cash used in investing activities	(153)	(273)	(87)	(28)	153	(388)

Financing activities:
Common stock repurchased	(500)	—	—	—	—	(500)
Other financing activities	27	495	(890)	(122)	526	36

Net cash (used in) from financing activities	(473)	495	(890)	(122)	526	(464)

Effect of exchange rates on cash	—	—	—	14	—	14

Net increase in cash	—	329	10	93	—	432
Cash and cash equivalents, beginning of the year	—	303	(100)	145	—	348

Cash and cash equivalents, end of the year	$—	$632	$(90)	$238	$—	$780

For the year ended December 31, 2006:
Operating activities:
Net cash from operating activities	$118	$94	$858	$142	$(138)	$1,074

Investing activities:
Business acquisitions, net of cash acquired	—	(943)	—	—	—	(943)
Other investing activities	(132)	(48)	(74)	(26)	132	(148)

Net cash used in investing activities	(132)	(991)	(74)	(26)	132	(1,091)

Financing activities:
Common shares repurchased	(25)	—	—	—	—	(25)
Other financing activities	39	912	(889)	(72)	6	(4)

Net cash from (used in) financing activities	14	912	(889)	(72)	6	(29)

Net increase (decrease) in cash	—	15	(105)	44	—	(46)
Cash and cash equivalents, beginning of the year	—	288	5	101	—	394

Cash and cash equivalents, end of the year	$—	$303	$(100)	$145	$—	$348