Form 10-Q
period 2009-03-27
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2009-05-05
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2009

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

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).
☐ Yes ☐ No

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

There were 116,553,106 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 30, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 27, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 27,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$638	$867
Billed receivables, net of allowances of $26 in 2009 and 2008	1,327	1,226
Contracts in process	2,424	2,267
Inventories	266	259
Deferred income taxes	210	211
Other current assets	138	131

Total current assets	5,003	4,961

Property, plant and equipment, net	825	821
Goodwill	8,076	8,029
Identifiable intangible assets	411	417
Deferred debt issue costs	41	44
Other assets	209	212

Total assets	$14,565	$14,484

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$650	$—
Accounts payable, trade	679	602
Accrued employment costs	608	700
Accrued expenses	541	479
Advance payments and billings in excess of costs incurred	503	530
Income taxes	96	45
Other current liabilities	341	351

Total current liabilities	3,418	2,707

Pension and postretirement benefits	826	802
Deferred income taxes	135	127
Other liabilities	424	414
Long-term debt	3,849	4,493

Total liabilities	8,652	8,543

Commitments and contingencies (see Note 16)
Equity:
L-3 Holdings’ shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; 300,000,000 shares authorized, 116,343,766 shares outstanding at March 27, 2009 and 118,633,746 shares outstanding at December 31, 2008 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,187	4,136
L-3 Holdings’ treasury stock at cost, 17,381,432 shares at March 27, 2009 and 13,995,450 shares at December 31, 2008	(1,551)	(1,319)
Retained earnings	3,530	3,373
Accumulated other comprehensive loss	(337)	(332)

Total L-3 Holdings’ shareholders’ equity	5,829	5,858
Noncontrolling interests	84	83

Total equity	5,913	5,941

Total liabilities and equity	$14,565	$14,484

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 27,	March 28,
	2009	2008

Net sales:
Products	$1,762	$1,603
Services	1,874	1,903

Total net sales	3,636	3,506

Cost of sales:
Products	1,566	1,428
Services	1,694	1,710

Total cost of sales	3,260	3,138

Operating income	376	368
Interest and other income, net	3	8
Interest expense	66	76

Income before income taxes	313	300
Provision for income taxes	112	108

Net income	$201	$192
Less: Net income attributable to noncontrolling interests	2	3

Net income attributable to L-3 Holdings	$199	$189
Less: Net income allocable to participating securities	2	1

Net income allocable to L-3 Holdings’ common shareholders	$197	$188

L-3 Holdings’ earnings per common share:
Basic	$1.66	$1.53

Diluted	$1.66	$1.51

L-3 Holdings’ weighted average common shares outstanding:
Basic	118.4	122.6

Diluted	118.8	124.1

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the quarter ended March 27, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					199		2	201
Pension and postretirement benefit plans:
Amortization of net loss, net of income taxes of $5						8		8
Foreign currency translation adjustment						(13)		(13)

Total comprehensive income								196
Distributions to noncontrolling interests							(1)	(1)
Cash dividends paid on common stock ($0.35 per share)					(42)			(42)
Shares issued:
Employee savings plans	0.5		32					32
Exercise of stock options	—		2					2
Employee stock purchase plan	0.6		—					—
Stock-based compensation expense			17					17
Treasury stock purchased	(3.4)			(232)				(232)

Balance at March 27, 2009	116.3	$1	$4,186	$(1,551)	$3,530	$(337)	$84	$5,913

For the quarter ended March 28, 2008:
Balance at December 31, 2007	124.2	$1	$3,816	$(525)	$2,582	$153	$87	$6,114
Comprehensive income:
Net income					189		3	192
Pension and postretirement benefit plans:
Amortization of net loss, net of income taxes of $1						1		1
Unrealized gain on hedging instruments, net of income taxes of $1						1		1

Total comprehensive income								194
Distributions to noncontrolling interests							(1)	(1)
Cash dividends paid on common stock ($0.30 per share)					(37)			(37)
Shares issued:
Employee savings plans	0.3		29					29
Exercise of stock options	0.3		19					19
Employee stock purchase plan	0.4		—					—
Stock-based compensation expense			15					15
Treasury stock purchased	(2.7)			(283)				(283)
Other	(0.1)		(2)					(2)

Balance at March 28, 2008	122.4	$1	$3,877	$(808)	$2,734	$155	$89	$6,048

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	March 27,	March 28,
	2009	2008

Operating activities:
Net income	$201	$192
Depreciation of property, plant and equipment	38	37
Amortization of intangibles and other assets	15	14
Deferred income tax provision	14	26
Stock-based employee compensation expense	17	15
Contributions to employee savings plans in L-3 Holdings’ common stock	32	29
Amortization of pension and postretirement benefit plans net loss	13	2
Amortization of bond discounts (included in interest expense)	6	5
Amortization of deferred debt issue costs (included in interest expense)	3	3
Other non-cash items	—	(1)

Subtotal	339	322

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(101)	(149)
Contracts in process	(144)	(140)
Inventories	(10)	(14)
Accounts payable, trade	99	94
Accrued employment costs	(102)	(96)
Accrued expenses	25	58
Advance payments and billings in excess of costs incurred	(15)	18
Income taxes	56	21
Excess income tax benefits related to share-based payment arrangements	(1)	(4)
Other current liabilities	(13)	(17)
Pension and postretirement benefits	26	20
All other operating activities	(7)	(20)

Subtotal	(187)	(229)

Net cash from operating activities	152	93

Investing activities:
Business acquisitions, net of cash acquired	(82)	(17)
Capital expenditures	(41)	(38)
Dispositions of property, plant and equipment	1	—
Other investing activities	—	3

Net cash used in investing activities	(122)	(52)

Financing activities:
Common stock repurchased	(232)	(283)
Cash dividends paid on L-3 Holdings’ common stock	(42)	(37)
Proceeds from exercise of stock options	1	14
Proceeds from employee stock purchase plan	17	17
Excess income tax benefits related to share-based payment arrangements	1	4
Other financing activities	(1)	(4)

Net cash used in financing activities	(256)	(289)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	4

Net decrease in cash and cash equivalents	(229)	(244)
Cash and cash equivalents, beginning of the period	867	780

Cash and cash equivalents, end of the period	$638	$536

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

The Company has the following four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 19. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection, propulsion systems, telemetry & advanced technology, undersea warfare and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 27, 2009 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company adopted six new accounting standards during the quarter ended March 27, 2009. In accordance with the transition and disclosure provisions of three of these standards, the Company retrospectively applied those provisions and adjusted the prior period financial statements accordingly. See Note 3 for the standards adopted and their impact to the Company’s financial position and results of operations.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 21 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior year amounts to the current year presentation. It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its annual books on December 31 regardless of what day it falls on.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2008.

During the quarter ended March 27, 2009, the Company revised its reportable segment presentations to conform to certain re-alignments in the Company’s management and organization structure. Consequently, the Company made certain reclassifications between its C3ISR, Government Services, and AM&M reportable segments. See Note 19 for the prior period amounts reclassified between reportable segments.

3.	New Accounting Standards Implemented

Effective January 1, 2009, the Company adopted the following six new accounting standards:

•	Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Pronouncement Bulletin 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1);

•	FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1);

•	FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160);

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

•	FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161);

•	FASB Statement No. 141(R), Business Combinations, as amended by FSP Financial Accounting Standard (FAS) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (SFAS 141(R)); and

•	FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).

FSP APB 14-1: In accordance with FSP APB 14-1, the Company is separately accounting for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate when interest expense is recognized. Previously, the CODES were recorded at maturity value. FSP APB 14-1 does not apply to the Company’s other outstanding debt instruments because they are not convertible debt instruments within the scope of FSP APB 14-1. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly. For the quarter ended March 27, 2009, the adoption of FSP APB 14-1 increased interest expense by $5 million, decreased the provision for income taxes by $2 million, decreased net income attributable to L-3 Holdings by $3 million, and decreased L-3 Holdings’ basic earnings per common share (basic EPS) by $0.03 and L-3 Holdings’ diluted earnings per common share (diluted EPS) by $0.02.

FSP EITF 03-6-1: In accordance with FSP EITF 03-6-1, the Company is including the impact of restricted stock and restricted stock units that are entitled to receive non-forfeitable dividends (Participating Securities) when calculating both basic EPS and diluted EPS. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly. For the quarter ended March 27, 2009, the adoption of FSP EITF 03-6-1 decreased basic EPS by $0.02 and diluted EPS by $0.01.

SFAS 160: The Company retrospectively applied the presentation requirements of SFAS 160 by: (1) reclassifying noncontrolling interests (minority interests) to equity on the Company’s balance sheets, and (2) including net income attributable to noncontrolling interests in net income on the Company’s statements of operations.

SFAS 161: The enhanced disclosures for derivative instruments and related hedging activities required in accordance with SFAS 161 can be found in Note 15.

SFAS 141(R): The Company adopted the provisions of SFAS 141(R) to its acquisition of Chesapeake Sciences Corporation (CSC), which was completed on January 30, 2009. See Note 4 for additional information regarding the CSC acquisition. There were no other business acquisitions completed during the quarter ended March 27, 2009. In accordance with SFAS 141(R) the Company is: (1) expensing transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value, (3) measuring contingent assets and liabilities at fair value, or in accordance with FAS 5 Accounting for Contingencies, as appropriate, and (4) capitalizing in-process research and development. In addition, the Company did not resolve any uncertain tax positions related to acquisitions completed prior to January 1, 2009, which would have been recorded through earnings if the amount of the resolution were different than recorded amounts. Previously, the difference between the resolution and recorded amounts related to uncertain tax positions would have been recorded through goodwill. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations and cash flows for the quarter ended March 27, 2009.

FSP FAS 157-2: The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 previously delayed the effective date of applying the provisions of SFAS 157 to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a non-recurring basis at March 27, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The tables below present the Company’s As Previously Reported and As Currently Reported: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2)  Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statement of Operations, for the quarter ended March 28, 2008, in each case to reflect the adjustments made to adopt SFAS 160, FSP APB 14-1, and FSP EITF 03-6-1, as applicable. The adoption of SFAS 161, SFAS 141(R) and FSP FAS 157-2 did not have a material impact on the Company’s results of operations for the quarter ended March 28, 2008.

	As Previously	Adjustments for:		As Currently
	Reported	SFAS 160	FSP APB 14-1	Reported
	(in millions)

Condensed Consolidated Balance Sheet, at December 31, 2008:

ASSETS
Total current assets	$4,961	$—	$—	$4,961
Property, plant and equipment, net	821	—	—	821
Goodwill	8,029	—	—	8,029
Identifiable intangible assets	417	—	—	417
Deferred debt issue costs	45	—	(1)	44
Other assets	212	—	—	212

Total assets	$14,485	$—	$(1)	$14,484

LIABILITIES AND EQUITY
Total current liabilities	$2,707	$—	$—	$2,707
Pension and postretirement benefits	802	—	—	802
Deferred income taxes	110	—	17	127
Other liabilities	414	—	—	414
Long-term debt	4,538	—	(45)	4,493

Total liabilities	8,571	—	(28)	8,543

Minority interests	83	(83)	—	—

Equity:
L-3 Holdings’ shareholders’ equity:
L-3 Holdings’ common stock	4,072	—	64	4,136
L-3 Holdings’ treasury stock at cost	(1,319)	—	—	(1,319)
Retained earnings	3,410	—	(37)	3,373
Accumulated other comprehensive loss	(332)	—	—	(332)

Total L-3 Holdings’ shareholders’ equity	5,831	—	27	5,858
Noncontrolling interests	—	83	—	83

Total equity	5,831	83	27	5,941

Total liabilities and equity	$14,485	$—	$(1)	$14,484

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	As Previously	Adjustments for:		As Currently
	Reported	SFAS 160	FSP APB 14-1	Reported
		(in millions)

Consolidated Equity Account Balances, at December 31, 2007:
L-3 Holdings’ common stock, net of treasury stock	$3,228	$—	$64	$3,292
Retained earnings	2,608	—	(26)	2,582
Accumulated other comprehensive income	153	—	—	153
Noncontrolling interests	—	87	—	87

Total equity	$5,989	$87	$38	$6,114

	As Previously	Adjustments for:			As Currently
	Reported	SFAS 160	FSP EITF 03-6-1	FSP APB 14-1	Reported
		(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the quarter ended March 28, 2008:
Net sales	$3,506	$—	$—	$—	$3,506
Cost of sales	3,138	—	—	—	3,138

Operating income	368	—	—	—	368
Interest and other income, net	8	—	—	—	8
Interest expense	71	—	—	5	76
Minority interests in net income of consolidated subsidiaries	3	(3)	—	—	—

Income before income taxes	302	3	—	(5)	300
Provision for income taxes	110	—	—	(2)	108

Net income	$192	$3	$—	$(3)	$192
Less: Net income attributable to noncontrolling interests	—	3	—	—	3

Net income attributable to L-3 Holdings	$192	$—	$—	$(3)	$189
Less: Net income allocable to participating securities	—	—	1	—	1

Net income allocable to L-3 Holdings’ common shareholders	$192	$—	$(1)	$(3)	$188

L-3 Holdings’ earnings per common share:
Basic	$1.57	$—	$(0.01)	$(0.03)	$1.53

Diluted	$1.54	$—	$(0.01)	$(0.02)	$1.51

L-3 Holdings’ weighted average common shares outstanding:
Basic	122.6	—	—	—	122.6

Diluted	124.5	—	(0.4)	—	124.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2009 Business Acquisitions

On January 30, 2009, the Company acquired all of the outstanding stock of Chesapeake Sciences Corporation for a preliminary purchase price of $92 million, consisting of: (1) $87 million in cash, including a $7 million estimated net working capital adjustment, of which $6 million was for cash acquired, and (2) a purchase price payable of $5 million related to certain tax benefits acquired. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. The purchase price is subject to adjustment based on actual closing date net working capital, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill. Based on the preliminary purchase price allocation, the amount of goodwill recognized was $58 million, which was assigned to the Specialized Products reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation is expected to be completed by the fourth quarter of 2009, and will be based on the final purchase price and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations and financial position. The acquisition was financed with cash on hand.

2008 Business Acquisitions

During the quarter ended March 27, 2009, the Company completed the final purchase price allocation for G.A. International Electronics and subsidiaries (GAI), except for the finalization of the contractual purchase price, which is subject to additional consideration not to exceed $1 million that is contingent upon GAI’s post-acquisition financial performance through July 25, 2011. The final purchase price allocation for GAI compared to the preliminary purchase price allocation did not have a material impact on the Company’s results of operation or financial position. Additional consideration, if any, will be accounted for as goodwill. The purchase price allocation for International Resources Group Ltd. (IRG) is expected to be completed during the second quarter of 2009, and will be based on the final purchase price, final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The purchase price for IRG is subject to adjustment based on actual closing date net assets, which has not yet been finalized. Additional consideration, if any, will be accounted for as goodwill. The Company does not expect the difference, if any, between the preliminary and final purchase price allocation for IRG to have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the quarter ended March 27, 2009 and the year ended December 31, 2008, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2008.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions, except per share data)

Pro forma net sales	$3,642	$3,579
Pro forma net income attributable to L-3 Holdings	$199	$189
Pro forma diluted EPS	$1.66	$1.51

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2008.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in Medical Education Technologies, Inc. (METI), which was within the Specialized Products reportable segment. The sale resulted in a fourth quarter 2008 after-tax gain of $20 million (pre-tax gain of $33 million). The gain was excluded from income from continuing operations for the 2008 fourth quarter in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The revenues, operating results and net assets of METI for all periods presented were not material and, therefore, are not presented as discontinued operations. The sales price and related gain are subject to adjustment based on closing date net working capital. METI generated $13 million of sales and $1 million of operating income for the quarter ended March 28, 2008, and $48 million of sales and $4 million of operating income for the year ended December 31, 2008.

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line, which was within the Specialized Products reportable segment. The sale resulted in a second quarter 2008 after-tax gain of approximately $7 million (pre-tax gain of $12 million). The PMD product line generated $4 million of sales for the quarter ended March 28, 2008, and $8 million of sales for the year ended December 31, 2008.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	March 27,	December 31,
	2009	2008
	(in millions)

Unbilled contract receivables, gross	$2,208	$2,079
Less: unliquidated progress payments	(515)	(462)

Unbilled contract receivables, net	1,693	1,617

Inventoried contract costs, gross	847	754
Less: unliquidated progress payments	(116)	(104)

Inventoried contract costs, net	731	650

Total contracts in process	$2,424	$2,267

Inventoried Contract Costs. In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$74	$68
Add: Contract costs incurred(1)	312	282
Less: Amounts charged to cost of sales	(307)	(281)

Amounts included in inventoried contract costs at end of the period	$79	$69

(1)	Incurred costs include IRAD and B&P costs of $76 million for the quarter ended March 27, 2009 and $59 million for the quarter ended March 28, 2008.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Selling, general and administrative expenses	$61	$66
Research and development expenses	17	24

Total	$78	$90

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realized value.

	March 27,	December 31,
	2009	2008
	(in millions)

Raw materials, components and sub-assemblies	$101	$95
Work in process	126	121
Finished goods	39	43

Total	$266	$259

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with SFAS No. 141(R), adopted on January 1, 2009, the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisition	—	—	—	58	58
Foreign currency translation adjustments(2)	—	—	(1)	(10)	(11)

Balance at March 27, 2009	$862	$2,313	$1,120	$3,781	$8,076

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The decrease in goodwill from foreign currency translation adjustments is due to the continued strengthening of the U.S. dollar during the first quarter of 2009 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	March 27, 2009				December 31, 2008
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)			(in millions)

Customer contractual relationships	23	$510	$134	$376	$505	$124	$381
Technology	8	78	50	28	76	47	29
Other, primarily favorable leasehold interests	7	14	7	7	14	7	7

Total	22	$602	$191	$411	$595	$178	$417

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Amortization expense	$13	$11

Based on gross carrying amounts at March 27, 2009, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2009 through 2013 are presented in the table below.

	Years Ending December 31,
	2009	2010	2011	2012	2013
	(in millions)

Estimated amortization expense	$52	$52	$47	$38	$30

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

At March 27, 2009 and December 31, 2008, the Company had $1 million of indefinite-lived identifiable intangible assets.

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 27,	December 31,
	2009	2008
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$3	$4
Accrued product warranty costs	93	97
Accrued interest	65	66
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	54	58
Deferred revenues	30	25
Aggregate purchase price payable for acquired businesses	5	—
Other	91	101

Total other current liabilities	$341	$351

The table below presents the components of other liabilities.

	March 27,	December 31,
	2009	2008
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$182	$177
Deferred compensation	85	79
Accrued workers compensation	48	45
Unfavorable lease obligations	7	8
Non-current portion of net deferred gains from terminated interest rate swap agreements	8	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	5	5
Other non-current liabilities	79	81

Total other liabilities	$424	$414

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$102	$98
Accruals for product warranties issued during the period	10	8
Foreign currency translation adjustments	—	1
Settlements made during the period	(14)	(9)

Balance at end of period	$98	$98

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. The balances above include both long-term and short-term amounts.

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	March 27,	December 31,
	2009	2008
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts(4)	(51)	(57)

Carrying amount of long-term debt	4,499	4,493
Less: Current portion of long-term debt	(650)	—

Carrying amount of long-term debt, excluding current portion	$3,849	$4,493

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1 billion. At March 27, 2009, available borrowings under the revolving credit facility were $938 million after reductions for outstanding letters of credit of $62 million.

(2)	The interest rate at March 27, 2009 and December 31, 2008 was 1.44% and 2.70%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Form 10-K for the year ended December 31, 2008 for additional information regarding the interest on borrowings under the term loan facility. The term loan facility matures on March 9, 2010.

(3)	Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price, the aggregate consideration to be delivered upon conversion would be determined based on 6.9 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. The carrying amount of the conversion option of the CODES is $64 million and is recorded as a component of equity for all periods presented. The net carrying amount of the CODES after its unamortized discount was $660 million at March 27, 2009 and $655 million at December 31, 2008. The effective interest rate on the CODES is 6.33%. Interest expense recognized for each of the quarters ended March 27, 2009 and March 28, 2008 was $10 million. L-3 Holdings’ stock price on April 30, 2009 was $76.15 per share.

(4)	The unamortized discount for the CODES was $40 million at March 27, 2009 and $45 million at December 31, 2008, which is being amortized through February 1, 2011.

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 Holdings is presented in the table below.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Net income	$201	$192
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	—
Unrealized gains on hedging instruments(1)	—	1
Amortization of pension and postretirement benefit plans net loss(2)	8	1

Total comprehensive income	196	194
Less: Comprehensive income attributable to noncontrolling interests	2	3

Comprehensive income attributable to L-3 Holdings	$194	$191

(1)	Amount is net of income tax expense of $1 million for the quarterly period ended March 28, 2008.

(2)	Amounts are net of income tax expense of $5 million and $1 million for the quarterly periods ended March 27, 2009 and March 28, 2008, respectively. See Note 17.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2004 through 2007 is open as of March 27, 2009. The Company expects the statute of limitations on the 2004 and 2005 years to close in the third quarter of 2009. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax audits currently in process. As of March 27, 2009, the Company anticipates that unrecognized tax benefits will decrease by approximately $31 million over the next 12 months.

Current and non-current income taxes payable include potential interest of $19 million ($12 million after income taxes) at March 27, 2009 and $18 million ($11 million after income taxes) at December 31, 2008, and potential penalties of $7 million at March 27, 2009 and December 31, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic EPS and diluted EPS is presented in the table below.

	First Quarter Ended
	March 27,		March 28,
	2009		2008
	(in millions, except per share data)

Basic:
Net income allocable to L-3 Holdings’ common shareholders	$197		$188

Weighted average common shares outstanding	118.4		122.6

Basic EPS	$1.66		$1.53

Diluted:
Net income allocable to L-3 Holdings’ common shareholders	$197		$188

Common and potential common shares:
Weighted average common shares outstanding	118.4		122.6
Assumed exercise of stock options	3.5		4.5
Employee stock purchase plan contributions	0.6		0.4
Unvested restricted stock awards	0.1		—
Assumed purchase of common shares for treasury	(3.8)		(3.7)
Assumed conversion of the CODES	—	(1)	0.3

Common and potential common shares	118.8		124.1

Diluted EPS	$1.66		$1.51

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter ended March 27, 2009, because the average market price of L-3 Holdings’ common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of March 27, 2009, the current conversion price was $101.13.

Excluded from the computations of diluted EPS are stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.8 million for the quarter ended March 27, 2009, and 1.6 million for the quarter ended March 28, 2008, because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings’ common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. At March 27, 2009, the remaining dollar value of the authorized share repurchase program was $700 million.

From March 28, 2009 through May 4, 2009, L-3 repurchased 40,800 shares of L-3 Holdings’ common stock at an average price of $73.33 per share for an aggregate amount of $3 million.

On April 28, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on June 15, 2009 to shareholders of record at the close of business on May 18, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 27, 2009			December 31, 2008
Description	Level 1(a)	Level 2(b)	Level 3(c)	Level 1(a)	Level 2(b)	Level 3(c)
			(in millions)

Assets
Cash equivalents	$493	$—	$—	$794	$—	$—
Derivative instruments	—	19	—	—	22	—

Total Assets	$493	$19	$—	$794	$22	$—

Liabilities
Derivative instruments	$—	$17	$—	$—	$21	$—

(a)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

(b)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(c)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Derivative Financial Instruments

The Company’s derivative instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, Euro, British Pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts.

Foreign currency forward contracts are recorded in the Company’s Consolidated Balance Sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Gains and losses on designated foreign currency forward contracts that are considered highly effective in offsetting the corresponding change in the cash flows of the hedged transaction are recorded net of income taxes in accumulated other comprehensive loss (accumulated OCI) and then recognized in earnings when the underlying hedged transaction affects earnings. The estimated net amount of existing losses at March 27, 2009 that are expected to be reclassified into earnings within the next 12 months is $4 million. Gains and losses on foreign currency forward contracts that do not meet the SFAS 133 hedge accounting criteria are recognized in earnings immediately.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of March 27, 2009:

Currency	Notional Amount
(in millions)

U.S. Dollar	$140
British Pound	71
Euro	24
Canadian Dollar	85
Other	10

Total	$330

The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses. At March 27, 2009, the Company’s foreign currency forward contracts had maturities through 2015.

The table below presents the fair values and the location of the Company’s derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of March 27, 2009.

	Fair Values of Derivative Instruments(1)
	Other		Other
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
		(in millions)

Derivatives designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	$3	$14	$10	$3
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	1	1	3	1
Embedded derivative related to the CODES	—	—	—	—

Total derivative instruments	$4	$15	$13	$4

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The table below presents the effect of the Company’s derivative instruments on the Unaudited Condensed Consolidated Statement of Operations for the quarter ended March 27, 2009.

		Location of		Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of	Gain or (Loss)	Amount of Gain or	Recognized in Income on	Recognized in Income on
	Gain or (Loss)	Reclassified from	(Loss) Reclassified	Derivative (Ineffective	Derivative (Ineffective
Derivatives in SFAS 133	Recognized in	Accumulated	from Accumulated	Portion and Amount	Portion and Amount
Cash Flow Hedging	OCI on Derivative	OCI into Income	OCI into Income	Excluded from	Excluded from
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

Foreign currency forward contracts	$(1)	Cost of Sales	$(1)	Cost of Sales	$—

The amount of gain or loss recognized in income for derivatives not designated as hedging instruments under SFAS 133 for the quarter ended March 27, 2009 was less than $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

16.	Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or in a loss of export privileges. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 27, 2009, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air. L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million plus interest. By order dated July 22, 2005, the trial court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 8, 2008, the Ninth Circuit reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. The case has been remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. A court-ordered mediation held on March 18, 2009 was unsuccessful. A hearing on the Company’s motion to dismiss the negligence claim was held on April 30, 2009, and the parties are awaiting the trial court’s decision. CTAS’ insurance carrier has accepted defense of the matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of an adverse finding.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The complaint alleges that L-3 Integrated Systems (L-3 IS) is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. The complaint seeks unspecified monetary damages, including punitive damages and attorneys’ fees, and an injunction enjoining L-3 from use or disclosure of the intellectual property at issue in the lawsuit. At a court hearing held in March of 2009, Lockheed claimed that at trial it will seek disgorgement of the monies paid or payable to L-3 IS under its subcontract for the Korean Lot II program (which Lockheed claims to be approximately $315 million) or, under an alternative theory of damages, royalties of approximately $20 million. The case is scheduled to go to trial in May 2009.

SafeView Arbitration. The Company is currently subject to an American Arbitration Association proceeding initiated by Paladin Homeland Security Fund on behalf of all former stockholders of SafeView, Inc. The claimants are alleging violations of federal securities laws, fraud, negligent misrepresentation, breach of contract and unjust enrichment in connection with L-3’s acquisition of SafeView, and in particular the earnout provisions of the acquisition agreement providing for certain payments contingent upon SafeView’s financial performance during the three year period ended December 31, 2008. The claimants are seeking damages of approximately $35 million (the maximum amount payable under the earnout provisions), unspecified punitive damages and attorneys’ and arbitration fees. A decision is expected to be rendered in the second quarter of 2009.

Aircrew Training and Rehearsal Support (ATARS) Investigation. Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation settled in November 2007 as discussed above. The Company is cooperating fully with the U.S. Government.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Titan Government Investigation. In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan was informed that other companies who have performed similar services have received subpoenas as well. The Company acquired Titan in July 2005. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the DoJ’s Criminal Antitrust Division that it is considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he is a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C. before the DoJ acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, it is possible that L-3 Services could be suspended or debarred from conducting business with the U.S. Government. In December 2008, the DoJ indicated its interest in conducting additional employee interviews concerning a teaming agreement relating to the Wright Patterson Air Force Base procurement. The Company is cooperating fully with the DoJ.

SEC Inquiry. In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company voluntarily provided the requested information and has cooperated fully with the SEC.

CyTerra Government Investigation. Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ. The Company is cooperating fully with the Government. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of the matter and retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The trial for this matter began in January 2009 and is ongoing.

Gol Airlines. The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed, Raytheon, and Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On August 1, 2008, the plaintiffs filed an appeal of this ruling with the U.S. Court of Appeals for the Second Circuit.

Pilatus PC-12 Aircraft. On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The amended complaint seeks unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

T-39 Sabreliner Aircraft. On January 16, 2008, the Company was served with three wrongful death lawsuits filed in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft, and are seeking unspecified monetary damages. The cases have been consolidated and transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

Blackhawk Helicopter. On August 7, 2008, a lawsuit was filed in the U.S. District Court for the Southern District of Texas relating to the August 22, 2007 crash of a U.S. Army Blackhawk helicopter near Kirkuk, Iraq. The complaint, which was brought on behalf of 14 passengers who were killed in the crash, alleges that the crash was the result of L-3 Vertex’s negligence in connection with a phased maintenance inspection performed approximately one week before the crash, and seeks unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

17.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended
	March 27,	March 28,	March 27,	March 28,
	2009	2008	2009	2008
	(in millions)

Components of net periodic benefit cost:
Service cost	$22	$23	$1	$2
Interest cost	27	26	3	3
Expected return on plan assets	(22)	(30)	(1)	(1)
Amortization of prior service costs (credits)	1	1	(1)	(1)
Amortization of net losses	13	2	—	—
Curtailment loss	1	—	—	—

Net periodic benefit cost	$42	$22	$2	$3

Contributions. For the year ending December 31, 2009, the Company currently expects to contribute cash of approximately $65 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $3 million to its pension plans and $3 million to its postretirement benefit plans during the quarter ended March 27, 2009.

18.	Supplemental Cash Flow Information

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Interest paid	$59	$67
Income tax payments	45	65
Income tax refunds	2	2

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

19.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 27,	March 28,
	2009	2008(1)
	(In millions)

Net Sales:
C3ISR	$715	$554
Government Services	1,007	1,112
AM&M	672	666
Specialized Products	1,286	1,209
Elimination of intercompany sales	(44)	(35)

Consolidated total	$3,636	$3,506

Operating Income:
C3ISR	$78	$62
Government Services	91	100
AM&M	66	66
Specialized Products	141	140

Consolidated total	$376	$368

Depreciation and amortization:
C3ISR	$10	$9
Government Services	10	9
AM&M	5	7
Specialized Products	28	26

Consolidated total	$53	$51

	March 27,	December 31,
	2009	2008(1)
	(in millions)

Total Assets:
C3ISR	$1,787	$1,767
Government Services	3,550	3,494
AM&M	1,923	1,824
Specialized Products	6,519	6,319
Corporate	786	1,080

Consolidated total	$14,565	$14,484

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, sales of $4 million and operating income of less than $1 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment and sales of $11 million and operating income of $1 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment. At December 31, 2008, $30 million of total assets was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $17 million of total assets was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

20.	Accounting Standards Issued and Not Yet Implemented

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefit (FSP FAS 132(R)-1). FSP FAS 132(R)-1 expands the disclosures of an employer’s defined benefit pension or other postretirement plan assets, amending SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 is effective for the Company beginning December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have a material effect on the Company’s financial position, results of operations and cash flows, but will enhance the Company’s pension and other postretirement benefit plan assets disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 requires: (1) the current annual disclosures about fair value of an entity’s financial instruments for interim financial statements, and (2) new disclosures about the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for the Company beginning June 26, 2009. The adoption of FSP FAS 107-1 will not have a material effect on the Company’s financial position, results of operations and cash flows, but will enhance the Company’s disclosures related to financial instruments.

21.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

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

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries, and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Balance Sheets:
At March 27, 2009:
Current assets:
Cash and cash equivalents	$—	$449	$(42)	$231	$—	$638
Billed receivables, net	—	321	792	214	—	1,327
Contracts in process	—	649	1,539	236	—	2,424
Other current assets	—	311	164	139	—	614

Total current assets	—	1,730	2,453	820	—	5,003
Goodwill	—	1,168	5,849	1,059	—	8,076
Other assets	7	467	839	180	(7)	1,486
Investment in and amounts due from consolidated subsidiaries	6,522	8,807	1,245	12	(16,586)	—

Total assets	$6,529	$12,172	$10,386	$2,071	$(16,593)	$14,565

Current portion of long-term debt	$—	$650	$—	$—	$—	$650
Other current liabilities	—	938	1,261	569	—	2,768
Other long-term liabilities	—	906	229	250	—	1,385
Long-term debt	700	3,849	—	—	(700)	3,849

Total liabilities	700	6,343	1,490	819	(700)	8,652

L-3 Holdings’ shareholders’ equity	5,829	5,829	8,896	1,252	(15,977)	5,829
Noncontrolling interests	—	—	—	—	84	84

Total equity	5,829	5,829	8,896	1,252	(15,893)	5,913

Total liabilities and equity	$6,529	$12,172	$10,386	$2,071	$(16,593)	$14,565

At December 31, 2008:
Current assets:
Cash and cash equivalents	$—	$720	$(81)	$228	$—	$867
Billed receivables, net	—	324	701	201	—	1,226
Contracts in process	—	587	1,461	219	—	2,267
Other current assets	—	291	170	140	—	601

Total current assets	—	1,922	2,251	788	—	4,961
Goodwill	—	1,171	5,746	1,112	—	8,029
Other assets	8	475	837	182	(8)	1,494
Investment in and amounts due from consolidated subsidiaries	6,550	8,489	1,283	80	(16,402)	—

Total assets	$6,558	$12,057	$10,117	$2,162	$(16,410)	$14,484

Current liabilities	$—	$824	$1,312	$571	$—	$2,707
Other long-term liabilities	—	882	219	242	—	1,343
Long-term debt	700	4,493	—	—	(700)	4,493

Total liabilities	700	6,199	1,531	813	(700)	8,543

L-3 Holdings’ shareholders’ equity	5,858	5,858	8,586	1,349	(15,793)	5,858
Noncontrolling interests	—	—	—	—	83	83

Total equity	5,858	5,858	8,586	1,349	(15,710)	5,941

Total liabilities and equity	$6,558	$12,057	$10,117	$2,162	$(16,410)	$14,484

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Statements of Operations:
For the quarter ended March 27, 2009:
Net sales	$—	$794	$2,444	$425	$(27)	$3,636
Cost of sales	17	697	2,211	379	(44)	3,260

Operating (loss) income	(17)	97	233	46	17	376
Interest and other income, net	—	30	—	1	(28)	3
Interest expense	11	66	27	1	(39)	66

(Loss) income before income taxes	(28)	61	206	46	28	313
(Benefit) provision for income taxes	(10)	20	75	17	10	112
Equity in net income of consolidated subsidiaries	217	158	—	—	(375)	—

Net income	199	199	131	29	(357)	201
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3 Holdings	$199	$199	$131	$29	$(359)	$199

For the quarter ended March 28, 2008:
Net sales	$—	$656	$2,403	$473	$(26)	$3,506
Cost of sales	15	555	2,186	423	(41)	3,138

Operating (loss) income	(15)	101	217	50	15	368
Interest and other income, net	—	34	1	2	(29)	8
Interest expense	6	76	27	2	(35)	76

(Loss) income before income taxes	(21)	59	191	50	21	300
(Benefit) provision for income taxes	(8)	20	70	18	8	108
Equity in net income of consolidated subsidiaries	202	150	—	—	(352)	—

Net income	189	189	121	32	(339)	192
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3 Holdings	$189	$189	$121	$32	$(342)	$189

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Statements of Cash Flows:
For the quarter ended March 27, 2009:
Operating activities:
Net cash from operating activities	$274	$83	$61	$8	$(274)	$152

Investing activities:
Business acquisitions, net of cash acquired	—	(82)	—	—	—	(82)
Other investing activities	(16)	(10)	(27)	(3)	16	(40)

Net cash used in investing activities	(16)	(92)	(27)	(3)	16	(122)

Financing activities:
Common stock repurchased	(232)	—	—	—	—	(232)
Other financing activities	(26)	(262)	5	1	258	(24)

Net cash (used in) from financing activities	(258)	(262)	5	1	258	(256)

Effect of foreign currency exchange rate on cash	—	—	—	(3)	—	(3)

Net (decrease) increase in cash	—	(271)	39	3	—	(229)
Cash and cash equivalents, beginning of the period	—	720	(81)	228	—	867

Cash and cash equivalents, end of the period	$—	$449	$(42)	$231	$—	$638

For the quarter ended March 28, 2008:
Operating activities:
Net cash from (used in) operating activities	$320	$(20)	$116	$(3)	$(320)	$93

Investing activities:
Business acquisitions, net of cash acquired	—	(17)	—	—	—	(17)
Other investing activities	(29)	(7)	(24)	(4)	29	(35)

Net cash used in investing activities	(29)	(24)	(24)	(4)	29	(52)

Financing activities:
Common stock repurchased	(283)	—	—	—	—	(283)
Other financing activities	(8)	(251)	(12)	(26)	291	(6)

Net cash used in financing activities	(291)	(251)	(12)	(26)	291	(289)

Effect of foreign currency exchange rate on cash	—	—	—	4	—	4

Net (decrease) increase in cash	—	(295)	80	(29)	—	(244)
Cash and cash equivalents, beginning of the period	—	632	(89)	237	—	780

Cash and cash equivalents, end of the period	$—	$337	$(9)	$208	$—	$536

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 30 to 39, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 29. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 30 – 31
Key Performance Measures	Pages 31 – 32
Other 2009 Events	Page 32
Business Acquisitions and Business and Product Line Dispositions	Page 32
Results of Operations (includes business segments)	Pages 32 – 36
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 36
Balance Sheet	Pages 36 – 37
Statement of Cash Flows	Pages 37 – 39
Legal Proceedings and Contingencies	Page 39

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers, and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2008, we generated sales of $14.9 billion. The table below presents a summary of our 2008 sales by major category of end customer.

		% of
	2008 Sales	Total Sales
	(in millions)

DoD	$11,059	74.2%
Other U.S. Government	1,067	7.2

Total U.S. Government	12,126	81.4%
Foreign Government	1,099	7.4
Commercial – foreign	987	6.6
Commercial – domestic	689	4.6

Total sales	$14,901	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to our reportable segments is included in Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection, propulsion systems, telemetry & advanced technology, undersea warfare, and marine services. During the quarter ended March 27, 2009, we revised our reportable segment presentations to conform to certain re-alignments in our management and organization structure. Consequently, we made certain reclassifications between our C3ISR, Government Services and AM&M reportable segments. See Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report for the prior period amounts reclassified between reportable segments.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add new products, services, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth. Our average annual sales growth for the five years ended December 31, 2008 was 25%, with average annual organic sales growth of approximately 10% and average annual sales growth from business acquisitions of approximately 15%. Sales growth for the year ended December 31, 2008 was 7%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 2%. Sales growth for the quarter ended March 27, 2009 (2009 First Quarter) was 3.7%, comprised of organic sales growth of 1.5%, and sales growth from business acquisitions, net of divestitures, of 2.2%.

For the year ended December 31, 2008, our Special Operations Forces Support Activity (SOFSA) contract with the U.S. Special Operations Command (SOCOM) generated approximately $400 million, or 2.7% of our sales. On March 3, 2009, SOCOM announced that it did not select our proposal for the next SOFSA contract. We protested SOCOM’s selection with the U.S. Government Accountability Office (GAO). In response to our protest, SOCOM has agreed to take corrective action. We continue to perform on the current SOFSA contract pending the outcome of the protest.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. Even though we expect future DoD budgets, including supplemental appropriations, to grow at a slower pace than the past several years, we believe that our businesses should be able to continue to generate organic sales growth because we anticipate the defense budget will continue its focus on areas that match several of L-3’s core competencies, such as: communications and ISR, sensors, precision engagement, Special Operations Forces, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan.

Operating Income Growth. Our consolidated operating income was $376 million for the 2009 First Quarter, an increase of 2% from $368 million for the 2008 First Quarter. Our consolidated operating margin was 10.3% for the 2009 First Quarter, a decrease of 20 basis points from 10.5% for the 2008 First Quarter. Our operating income and operating margins were impacted by higher pension expense because of declines in domestic and foreign equity and fixed income financial markets that negatively affected the 2008 actual return on our pension assets. Higher pension expense decreased operating income by $19 million ($12 million after income taxes, or $0.10 per diluted share) and reduced operating margin by 60 basis points for the 2009 First Quarter. See segment results below for additional discussion of segment operating income and margin results.

Excluding an increase in our 2009 pension expense, due to a decline in pension plan asset returns as discussed above, we expect to continue to generate modest annual increases in operating margin. We expect to increase sales, grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to expand our operating margin annually. Additionally, in the future, select business acquisitions and select new business could reduce our operating margin if their margins are lower than L-3’s existing operating margin. Our business objectives include growing earnings per common share and cash flow. Improving operating margin is one method for achieving this growth, but it is not the only one.

Other 2009 Events

We adopted six new accounting standards during the 2009 First Quarter. In accordance with the transition and disclosure provisions of three of these standards, we retrospectively applied those provisions and adjusted the prior period financial statements accordingly. See Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for the standards adopted and their impact to our financial position and results of operations.

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2008. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the acquisition of Chesapeake Sciences Corporation (CSC) acquired on January 30, 2009. During the 2009 First Quarter, we used $82 million of cash (net of cash received) to acquire CSC.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for a discussion of our 2008 business acquisitions, and Note 4 to our unaudited condensed consolidated financial statements, included in this report, for a discussion of the CSC acquisition on January 30, 2009.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2009 First Quarter compared with the 2008 First Quarter.

	First Quarter Ended
	March 27,	March 28,	Increase/
(dollars in millions, except per share data)	2009	2008	(decrease)

Net sales	$3,636	$3,506	$130
Operating income	$376	$368	$8
Operating margin	10.3%	10.5%	(20	) bpts
Interest expense, net	$63	$68	$(5)
Effective income tax rate	35.8%	36.0%	(20	) bpts
Net income attributable to L-3 Holdings	$199	$189	$10
Diluted earnings per share	$1.66	$1.51	$0.15
Diluted weighted average common shares outstanding	118.8	124.1	(5.3)

Net sales: For the 2009 First Quarter, consolidated net sales increased 4% compared to the 2008 First Quarter driven primarily by growth in the C3ISR segment, and in the Specialized Products segment. These increases were partially offset by a decrease in the Government Services and AM&M segments driven primarily by lower linguist services and lower volume for the U.S. Air Force Contract Field Teams (CFT) contract, which is further discussed in the segments below. The increase in net sales from acquired businesses, net of divestitures, was $77 million or 2%. Sales from services decreased by $29 million to $1,874 million, representing approximately 52% of consolidated net sales for the 2009 First Quarter, compared to $1,903 million, or 54% of consolidated net sales for the 2008 First Quarter. The decrease in service sales was primarily due to a decrease for linguist services partially offset by organic sales growth in ISR systems, system field support services and systems engineering, training and logistics support services. Sales from products increased by $159 million to $1,762 million, representing approximately 48% of consolidated net sales for the 2009 First Quarter, compared to $1,603 million, or 46% of consolidated net sales for the 2008 First Quarter. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Specialized Products reportable segment primarily for EO/IR, microwave products, combat propulsion systems and security and detection systems, partially offset by a decrease in aircraft modernization for international customers, commercial aviation products and shipbuilding products. See the reportable segment results below for additional discussions of our sales growth.

Operating income and operating margin: The 2009 First Quarter operating income increased by $8 million to $376 million from $368 million for the 2008 First Quarter. Higher pension expense decreased operating income by $19 million ($12 million after income taxes, or $0.10 per diluted share). Operating margin decreased by 20 basis points to 10.3% compared to the 2008 First Quarter. Higher pension expense reduced operating margin by 60 basis points. See segment results below for additional discussion of segment operating income and margin results.

Interest expense, net: Interest expense, net for the 2009 First Quarter decreased compared to the same period last year, primarily due to lower variable interest rates on our term loan.

Effective income tax rate: The effective tax rate for the 2009 First Quarter decreased by 20 basis points compared to the same quarter last year due to the U.S. Federal research and experimentation tax credit that was re-enacted during the quarter ended December 31, 2008, partially offset by higher income taxes on foreign income.

Diluted earnings per share and net income: L-3 Holdings’ diluted earnings per share (diluted EPS) increased by $0.15 to $1.66 for the 2009 First Quarter from $1.51 for the 2008 First Quarter, and net income attributable to L-3 Holdings increased by $10 million to $199 million from $189 million for the same periods.

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the 2009 First Quarter decreased by 5.3 million shares or 4%, compared to the 2008 First Quarter. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report for our reportable segment data.

	First Quarter Ended
	March 27,	March 28,
(dollars in millions)	2009	2008(1)

Net Sales:(2)
C3ISR	$710.1	$552.8
Government Services	1,004.9	1,108.3
AM&M	663.5	665.5
Specialized Products	1,257.2	1,179.6

Total	$3,635.7	$3,506.2

Operating income:
C3ISR	$78.2	$62.0
Government Services	90.6	99.5
AM&M	65.8	66.0
Specialized Products	141.3	140.5

Consolidated operating income	$375.9	$368.0

Operating margin:
C3ISR	11.0%	11.2%
Government Services	9.0%	9.0%
AM&M	9.9%	9.9%
Specialized Products	11.2%	11.9%
Consolidated operating margin	10.3%	10.5%

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $3.2 million and operating income of less than $1 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment and sales of $10.2 million and operating income of $1 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	Net sales are after intercompany eliminations.

C3ISR

	First Quarter Ended
	March 27,	March 28,	Increase/
(dollars in millions)	2009	2008	(decrease)

Net sales	$710.1	$552.8	$157.3
Operating income	78.2	62.0	16.2
Operating margin	11.0%	11.2%	(20	) bpts

C3ISR net sales for the 2009 First Quarter increased by 28% compared to the 2008 First Quarter primarily due to continued demand and new contracts from the DoD for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2009 First Quarter increased by 26% compared to the 2008 First Quarter. Operating margin decreased by 20 basis points. Higher pension expense reduced operating margin by 100 basis points and lower volume for Secure Terminal Equipment (STE) decreased operating margin by 70 basis points. These decreases were partially offset by cost improvements on an international airborne ISR system contract due to a restructuring of contract deliverables with a customer, which increased operating margin by 40 basis points, as well as higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems.

Government Services

	First Quarter Ended
	March 27,	March 28,
(dollars in millions)	2009	2008	Decrease

Net sales	$1,004.9	$1,108.3	$(103.4)
Operating income	90.6	99.5	(8.9)
Operating margin	9.0%	9.0%	—	bpts

Government Services net sales for the 2009 First Quarter decreased by 9% compared to the 2008 First Quarter. Sales declines in linguist services of $130 million and intelligence solutions and support services of $13 million were partially offset by $22 million of sales primarily related to increases for systems engineering, training and logistics support services to the DoD. The decline in linguist services was due to a decline in L-3’s work share in connection with the transition on June 9, 2008 from an L-3 prime contract to a sub contract. The increase in net sales from acquired businesses was $18 million, or 2%.

Government Services operating income for the 2009 First Quarter decreased by 9% compared to the 2008 First Quarter. Operating margin for the 2009 First Quarter and the 2008 First Quarter remained the same. An increase in operating margin due to a decline in lower margin linguist sales was offset by lower margins on an acquired business.

Aircraft Modernization and Maintenance (AM&M)

	First Quarter Ended
	March 27,	March 28,
(dollars in millions)	2009	2008	Decrease

Net sales	$663.5	$665.5	$(2.0)
Operating income	65.8	66.0	(0.2)
Operating margin	9.9%	9.9%	—	bpts

AM&M net sales for the 2009 First Quarter decreased slightly compared to the 2008 First Quarter. Sales volume declined for contract field services by $34 million due to fewer task orders received because of more competitors on the follow-on CFT indefinite delivery/indefinite quantity contract that began on October 1, 2008, and $16 million due to lower international aircraft modernization sales due to contracts nearing completion. These decreases were largely offset by $48 million in higher sales primarily for system field support services for U.S. Army and U.S. Navy fixed and rotary wing training aircraft and U.S. Special Operations Forces logistics support due to new contracts and higher demand from existing contracts.

AM&M operating income for the 2009 First Quarter decreased slightly compared to the 2008 First Quarter. Operating margin for the 2009 First Quarter compared to the 2008 First Quarter remained the same. Higher pension expense reduced operating margin by 20 basis points and lower international aircraft modernization sales reduced operating margin by 70 basis points. These decreases were offset by a $6 million favorable estimated cost adjustment on an international aircraft modernization contract.

Specialized Products

	First Quarter Ended
	March 27,	March 28,	Increase/
(dollars in millions)	2009	2008	(decrease)

Net sales	$1,257.2	$1,179.6	$77.6
Operating income	141.3	140.5	0.8
Operating margin	11.2%	11.9%	(70	) bpts

Specialized Products net sales for the 2009 First Quarter increased by 7% compared to the 2008 First Quarter reflecting higher sales volume primarily for: (1) $18 million for microwave products primarily due to deliveries of mobile and ground mounted satellite communications systems, and tactical signal intelligence systems for the U.S. military, (2) $14 million for EO/IR products primarily due to demand and deliveries on new and existing contracts, (3) $12 million for combat propulsion systems due to new contracts and demand from existing contracts,

(4) $10 million primarily due to new and follow-on contracts for shipboard electronics and power distribution, conditioning and conversion products primarily to the U.S. Navy and tactical remote sensor systems for the U.S. Marines, and (5) $9 million for security and detection systems primarily due to the timing of certain deliveries. These increases were partially offset primarily by a decrease for commercial aviation products and commercial shipbuilding products as a result of reduced demand caused by the global economic recession. The increase in net sales from acquired businesses, net of divestitures, was $59 million, or 5%, and pertains mostly to the Electro-Optical Systems (EOS) business acquired on April 21, 2008 and to Chesapeake Sciences Corporation acquired on January 30, 2009.

Specialized Products operating income for the 2009 First Quarter increased slightly compared to the 2008 First Quarter. Operating margin for the 2009 First Quarter compared to the 2008 First Quarter decreased by 70 basis points. Higher pension expense reduced operating margin by 90 basis points and lower sales volume for commercial aviation products and commercial shipbuilding products reduced operating margin by 30 basis points. These decreases were partially offset by higher sales volume and favorable sales mix primarily for power & control systems and security and detection systems. Acquired businesses increased operating margin by 30 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of March 27, 2009, we also have $938 million of borrowings available under our revolving credit facility, after reductions of $62 million for outstanding letters of credit, subject to certain conditions. Our revolving credit facility, for which there are no borrowings outstanding, and our $650 million term loan mature on March 9, 2010. The term loan is classified as a current liability at March 27, 2009. We intend to enter into a new revolving credit facility on or before March 9, 2010. We currently believe that our cash from operating activities together with our cash on hand will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases and to repay the term loan when it matures. However, we may decide to refinance all or a portion of the term loan on or prior to its maturity if we have the ability to do so on terms and conditions that are acceptable to us.

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

Balance Sheet

Billed receivables increased by $101 million to $1,327 million at March 27, 2009 from $1,226 million at December 31, 2008 primarily due to: (1) the timing of billings and collections primarily for aircraft modernization and maintenance, networked communications, system field support services, training services and ISR systems, and (2) $3 million of acquired billed receivables. These increases were partially offset by foreign currency translation adjustments.

Contracts in process increased $157 million to $2,424 million at March 27, 2009, from $2,267 million at December 31, 2008. The increase included $13 million primarily for acquired contracts-in-process and $144 million from:

•	Increases of $70 million in unbilled contract receivables primarily due to sales exceeding billings for system field support services, propulsion systems, and networked communications; and

•	Increases of $74 million in inventoried contract costs across several business areas to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 73 at March 27, 2009, compared with 69 at December 31, 2008 and 77 at March 28, 2008. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 27, 2009, 366 days at December 31, 2008 and 364 days at March 28, 2008). Our trailing 12 month pro forma sales were $15,099 at March 27, 2009, $14,976 million at December 31, 2008 and $14,219 million at March 28, 2008.

The increase in inventories was primarily for commercial shipbuilding customers due to timing of deliveries.

Goodwill increased by $47 million to $8,076 million at March 27, 2009 from $8,029 million at December 31, 2008. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	—	—	—	58	58
Foreign currency translation adjustments(2)	—	—	(1)	(10)	(11)

Balance at March 27, 2009	$862	$2,313	$1,120	$3,781	$8,076

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The decrease in goodwill from foreign currency translation adjustments is due to the continued strengthening of the U.S. dollar during the 2009 First Quarter against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates for salaries and wages and the payment to employees of 2008 management incentive bonuses. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for ISR systems and government services. The increase in income taxes payable is due primarily to the timing of U.S. federal income tax payments, which are made beginning in the second quarter of each calendar year.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2009 First Quarter. We expect to contribute cash of approximately $65 million to our pension plans for all of 2009, of which $3 million was contributed during the 2009 First Quarter.

Statement of Cash Flows

Quarter Ended March 27, 2009 Compared with Quarter Ended March 28, 2008

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 27,	March 28,
	2009	2008
	(in millions)

Net cash from operating activities	$152	$93
Net cash used in investing activities	(122)	(52)
Net cash used in financing activities	(256)	(289)

Operating Activities

We generated $152 million of cash from operating activities during the 2009 First Quarter, an increase of $59 million compared with $93 million generated during the 2008 First Quarter. The increase was due to: (1) an increase in net income of $9 million, (2) higher non-cash expenses of $8 million, primarily due to higher amortization of pension and postretirement plans net loss, and (3) $42 million of less cash used for changes in operating assets and liabilities, primarily due to timing of collections of receivables during the 2009 First Quarter compared to the 2008 First Quarter. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 36.

Investing Activities

During the 2009 First Quarter, we used $122 million of cash in the aggregate to: (1) acquire Chesapeake Sciences Corporation, and (2) pay $41 million for capital expenditures.

Financing Activities

Debt

See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components and maturity dates of our long-term debt. Our senior credit facility provides for a term loan and a $1 billion revolving credit facility. The senior credit facility matures on March 9, 2010. Our remaining outstanding debt matures between June 15, 2012 and August 1, 2035. At March 27, 2009, borrowings under the term loan were $650 million (classified as a current liability), and available borrowings under our revolving credit facility were $938 million, after reduction for outstanding letters of credit of $62 million. There were no outstanding revolving credit borrowings under our senior credit facility at March 27, 2009. Total debt outstanding was $4,499 million at March 27, 2009, compared to $4,493 million at December 31, 2008.

Credit Ratings. Our credit ratings as of April 2009 are as follows:

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

Debt Covenants and Other Provisions. The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of March 27, 2009, we were in compliance with our financial and other restrictive covenants.

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

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ common stock price on April 30, 2009 was $76.15 per share.

Equity

Repurchases of L-3 Holdings’ common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents repurchases of L-3 Holdings’ common stock by L-3 during the 2009 First Quarter.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 27, 2009	3,385,982	$68.39	$232

At March 27, 2009, the remaining dollar value of the authorized share repurchase program was $700 million.

From March 28, 2009 through May 4, 2009, L-3 repurchased 40,800 shares of L-3 Holdings’ common stock at an average price of $73.33 per share for an aggregate amount of $3 million.

During the 2009 First Quarter, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividend
Date Declared	Record Date	Per Share	Date Paid	Paid
(in millions)

February 5, 2009	February 19, 2009	$ 0.35	March 16, 2009	$ 42

On April 28, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on June 15, 2009 to shareholders of record at the close of business on May 18, 2009.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial conditions, or cash flows, see Note 16 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report.

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2009 First Quarter. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 27, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2009. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of March 27, 2009, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 16 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that is registered pursuant to Section 12 of the Exchange Act during the 2009 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
			Total number	(or approximate
			of shares	dollar value)
			purchased	of shares that
	Total number	Average	as part of	may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	plans or programs	the plans or programs(1)
				(in millions)

January 1-January 31, 2009	—	$—	—	$931
February 1-February 28, 2009	1,343,382	$75.73	1,343,382	$829
March 1-March 27, 2009	2,042,600	$63.56	2,042,600	$700

Total	3,385,982	$68.39	3,385,982

(1)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. All purchases of shares described in the table above were made pursuant to the new share repurchase program.

ITEMS 3, 4, and 5.

Not applicable and have been omitted

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By:	/s/ Ralph G. D’Ambrosio

Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2009

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
4.5	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.6	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.7	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.8	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
4.9	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.10	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).

Exhibit
No.	Description of Exhibits

4.11	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.12	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.13	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.14	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.15	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†*10.1	Amendment to L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreements of Peter A. Cohen.
†*10.2	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement.
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32	Section 1350 Certification.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of March 27, 2009 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.