Form 10-Q
period 2009-09-25
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2009-11-04
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization) 600 Third Avenue, New York, NY (Address of principal executive offices)	(I.R.S. Employer Identification Nos.) 10016 (Zip Code)

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

There were 116,225,477 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 30, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 25, 2009

		Page
		No.

	PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 25, 2009 and December 31, 2008	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly periods and Year-to-Date periods ended September 25, 2009 and September 26, 2008	2
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 25, 2009 and September 26, 2008	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 25, 2009 and September 26, 2008	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	56
ITEM 4.	Controls and Procedures	56

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	57
ITEM 1A.	Risk Factors	57
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 3.	Defaults Upon Senior Securities	59
ITEM 4.	Submission of Matters to a Vote of Security Holders	59
ITEM 5.	Other Information	59
ITEM 6.	Exhibits	59
Signature		60
EX-4.4
EX-4.6
EX-4.8
EX-4.10
EX-4.12
EX-4.14
EX-4.15
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 25,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,191	$867
Billed receivables, net of allowances, of $33 in 2009 and $26 in 2008	1,270	1,226
Contracts in process	2,398	2,267
Inventories	258	259
Deferred income taxes	169	211
Other current assets	127	131

Total current assets	5,413	4,961

Property, plant and equipment, net	838	821
Goodwill	8,188	8,029
Identifiable intangible assets	390	417
Deferred debt issue costs	35	44
Other assets	204	212

Total assets	$15,068	$14,484

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$650	$—
Accounts payable, trade	593	602
Accrued employment costs	674	700
Accrued expenses	525	479
Advance payments and billings in excess of costs incurred	499	530
Income taxes	30	45
Other current liabilities	336	351

Total current liabilities	3,307	2,707

Pension and postretirement benefits	844	802
Deferred income taxes	179	127
Other liabilities	424	414
Long-term debt	3,860	4,493

Total liabilities	8,614	8,543

Commitments and contingencies (see Note 16)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 116,136,178 shares outstanding at September 25, 2009 and 118,633,746 shares outstanding at December 31, 2008 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,345	4,136
L-3 Communications Holdings, Inc.’s treasury stock at cost, 19,633,649 shares at September 25, 2009 and 13,995,450 shares at December 31, 2008	(1,715)	(1,319)
Retained earnings	3,922	3,373
Accumulated other comprehensive loss	(190)	(332)

Total L-3 shareholders’ equity	6,362	5,858
Noncontrolling interests	92	83

Total equity	6,454	5,941

Total liabilities and equity	$15,068	$14,484

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 25,	September 26,
	2009	2008

Net sales:
Products	$1,810	$1,752
Services	2,032	1,910

Total net sales	3,842	3,662

Cost of sales:
Products	1,586	1,561
Services	1,838	1,701

Total cost of sales	3,424	3,262

Operating income	418	400
Interest and other income, net	3	7
Interest expense	68	72

Income before income taxes	353	335
Provision for income taxes	100	123

Net income	$253	$212
Less: Net income attributable to noncontrolling interests	3	2

Net income attributable to L-3	$250	$210
Less: Net income allocable to participating securities	2	3

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$248	$207

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$2.13	$1.71

Diluted	$2.12	$1.70

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	116.4	121.0

Diluted	117.0	122.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 25,	September 26,
	2009	2008

Net sales:
Products	$5,456	$5,120
Services	5,951	5,770

Total net sales	11,407	10,890

Cost of sales:
Products	4,842	4,588
Services	5,354	5,159

Total cost of sales	10,196	9,747

Litigation Gain	—	126

Operating income	1,211	1,269
Interest and other income, net	12	22
Interest expense	203	214

Income before income taxes	1,020	1,077
Provision for income taxes	339	395

Net income	$681	$682
Less: Net income attributable to noncontrolling interests	7	8

Net income attributable to L-3	$674	$674
Less: Net income allocable to participating securities	6	6

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$668	$668

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$5.70	$5.48

Diluted	$5.68	$5.42

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	117.1	121.8

Diluted	117.6	123.2

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3
	Communications
	Holdings, Inc.’s					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the Year-to-Date ended September 25, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					674		7	681
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $16						23		23
Unrealized gain on hedging instruments, net of income taxes of $1						3		3
Foreign currency translation adjustment						116		116

Total comprehensive income								823
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($1.05 per share)					(124)			(124)
Recognition of non-controlling interest in consolidated subsidiary							8	8
Shares issued:
Employee savings plans	1.6		110					110
Exercise of stock options	0.3		14					14
Employee stock purchase plan	1.1		34					34
Stock-based compensation expense			53					53
Treasury stock purchased	(5.6)			(396)				(396)
Other	0.1		(2)		(1)			(3)

Balance at September 25, 2009	116.1	$1	$4,344	$(1,715)	$3,922	$(190)	$92	$6,454

For the Year-to-Date ended September 26, 2008:
Balance at December 31, 2007	124.2	$1	$3,816	$(525)	$2,582	$153	$87	$6,114
Comprehensive income:
Net income					674		8	682
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $1						2		2
Unrealized gain on hedging instruments, net of income taxes of $2						4		4
Foreign currency translation adjustment						(54)		(54)

Total comprehensive income								634
Distributions to noncontrolling interests							(8)	(8)
Cash dividends paid on common stock ($0.90 per share)					(111)			(111)
Shares issued:
Employee savings plans	1.0		108					108
Exercise of stock options	0.7		50					50
Employee stock purchase plan	0.8		35					35
Stock-based compensation expense			48					48
Treasury stock purchased	(5.6)			(573)				(573)
Other			(5)			—		(5)

Balance at September 26, 2008	121.1	$1	$4,052	$(1,098)	$3,145	$105	$87	$6,292

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year-to-Date Ended
	September 25,	September 26,
	2009	2008

Operating activities:
Net income	$681	$682
Depreciation of property, plant and equipment	117	114
Amortization of intangibles and other assets	45	41
Deferred income tax provision	36	143
Stock-based employee compensation expense	53	48
Contributions to employee savings plans in L-3 Communications Holdings, Inc.’s common stock	110	108
Amortization of pension and postretirement benefit plans net loss and prior service cost	39	3
Amortization of bond discounts (included in interest expense)	17	15
Amortization of deferred debt issue costs (included in interest expense)	8	8
Impairment charge	—	28
Gain on sale of a product line	—	(12)
Other non-cash items	(2)	(6)

Subtotal	1,104	1,172

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(18)	(2)
Contracts in process	(98)	(161)
Inventories	(3)	(32)
Other assets	—	(31)
Accounts payable, trade	10	171
Accrued employment costs	(44)	(23)
Accrued expenses	1	30
Advance payments and billings in excess of costs incurred	(35)	71
Income taxes	32	(10)
Excess income tax benefits related to share-based payment arrangements	(3)	(10)
Other current liabilities	(20)	(143)
Pension and postretirement benefits	40	17
All other operating activities	12	(18)

Subtotal	(126)	(141)

Net cash from operating activities	978	1,031

Investing activities:
Business acquisitions, net of cash acquired	(86)	(224)
Proceeds from sale of product lines	—	12
Capital expenditures	(128)	(139)
Dispositions of property, plant and equipment	3	5
Other investing activities	—	(6)

Net cash used in investing activities	(211)	(352)

Financing activities:
Common stock repurchased	(396)	(573)
Dividends paid on L-3 Communications Holdings, Inc.’s common stock	(124)	(111)
Proceeds from exercise of stock options	11	38
Proceeds from employee stock purchase plan	51	52
Excess income tax benefits related to share-based payment arrangements	3	10
Other financing activities	(9)	(11)

Net cash used in financing activities	(464)	(595)

Effect of foreign currency exchange rate changes on cash and cash equivalents	21	(7)

Net increase in cash and cash equivalents	324	77
Cash and cash equivalents, beginning of the period	867	780

Cash and cash equivalents, end of the period	$1,191	$857

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information with respect to each of the Company’s reportable segments is included in Note 20. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, information technology (IT), advisory, training and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense (DND) and other allied foreign governments. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period and year-to-date period ended September 25, 2009 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company adopted eight new accounting standards during the year-to-date period ended September 25, 2009, six of which were effective January 1, 2009. In accordance with the transition and disclosure provisions of three of these standards, the Company retrospectively applied those provisions and adjusted the prior period financial statements accordingly. See Note 3 for the standards adopted and their impact to the Company’s financial position and results of operations.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 22 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

During the quarter ended March 27, 2009, the Company revised its reportable segment presentations to conform to certain re-alignments in the Company’s management and organization structure. Consequently, the Company made certain reclassifications between its C3ISR, Government Services, and AM&M reportable segments. See Note 20 for the prior period amounts reclassified between reportable segments.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

3.	New Accounting Standards Implemented

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codifications (Codification). The Codification has become the single source for all authoritative U.S. GAAP recognized by the FASB, does not change U.S. GAAP and did not impact the Company’s financial position, results of operations and cash flows. All references to U.S. GAAP in this report are in accordance with the Codification.

The Company adopted eight newly issued accounting standards during the year-to-date period ended September 25, 2009. The following six standards were effective January 1, 2009:

•	Accounting for convertible debt instruments that may be settled in cash upon conversion (Convertible Debt). The new standard is contained in FASB Accounting Standards Codification (ASC) Topic 470, Debt;

•	Determining whether instruments granted in share-based payment transactions are participating securities (Participating Securities). The new standard is contained in FASB ASC Topic 260, Earnings Per Share;

•	Noncontrolling interests in consolidated financial statements (Noncontrolling Interests). The new standard is contained in FASB ASC Topic 810, Consolidation;

•	Disclosures about derivative instruments and hedging activities (Derivative Disclosures). The new standard is contained in FASB ASC Topic 815, Derivatives and Hedging;

•	Business combinations (Business Combinations). The new standard is contained in FASB ASC Topic 805, Business Combinations; and

•	Fair value measurements and disclosures (Fair Value Measurements). The new standard is contained in FASB ASC Topic 820, Fair Value Measurements and Disclosures.

For the impact of the adoption of the newly issued standards for Convertible Debt, Participating Securities and Noncontrolling Interests on the Company’s: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2) Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statements of Operations for the quarter and year-to-date periods ended September 26, 2008, see pages 11-13. The adoption of the new accounting standards for Derivative Disclosures, Business Combinations and Fair Value Measurements did not have a material impact on the Company’s prior period financial statements.

Convertible Debt: In accordance with the provisions of the newly issued standard for convertible debt, the Company is separately accounting for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate when interest expense is recognized. Previously, the CODES were recorded at maturity value. The Convertible Debt standard does not apply to the Company’s other outstanding debt instruments because they are not convertible debt instruments within its scope. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the provisions of the Convertible Debt standard on the Statements of Operations for the quarter and year-to-date period ended September 25, 2009.

	Third Quarter Ended	Year-to-Date Ended
	September 25, 2009	September 25, 2009
	(in millions, except per share data)

Interest expense	$5	$15
Provision for income taxes	(2)	(6)
Net income attributable to L-3	(3)	(9)
L-3 Holdings’ earnings per common share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.02)	$(0.08)

Participating Securities: In accordance with the provisions of the newly issued standard for participating securities, the Company is including the impact of restricted stock and restricted stock units that are entitled to receive non-forfeitable dividends when calculating both basic EPS and diluted EPS. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly. The adoption of the provisions of this standard decreased basic EPS by $0.02 and diluted EPS by $0.01 for the quarter ended September 25, 2009 and decreased basic EPS by $0.05 and diluted EPS by $0.02 for the year-to-date period ended September 25, 2009.

Noncontrolling Interests: The Company retrospectively applied the presentation requirements of the newly issued standard for noncontrolling interest by: (1) reclassifying noncontrolling interests (minority interests) to equity on the Company’s balance sheets, and (2) including net income attributable to noncontrolling interests in net income on the Company’s statements of operations.

Derivative Disclosures: The enhanced disclosures for derivative instruments and related hedging activities required in accordance with the provisions of this standard can be found in Note 15.

Business Combinations: The Company adopted the provisions of the newly issued standard for business combinations to its acquisition of Chesapeake Sciences Corporation (CSC), which was completed on January 30, 2009. See Note 4 for additional information regarding the CSC acquisition. There were no other material business acquisitions completed during the year-to-date period ended September 25, 2009. In accordance with the provisions of this standard, the Company is: (1) expensing transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value, (3) measuring contingent assets and liabilities at fair value, or in accordance with FASB ASC Topic 450, Contingencies, as appropriate, and (4) capitalizing in-process research and development. In addition, the difference between the ultimate resolution and the amount recorded on the balance sheet for acquired uncertain tax positions is recorded through earnings. Previously, the difference would have been recorded through goodwill. Other than the net reversal of amounts previously accrued of $26 million disclosed in Note 11, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows for the quarter and year-to-date period ended September 25, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Fair Value Measurements: The Company applied the provisions of the standard for fair value measurements to non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date for application of the provisions of this standard to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis was previously delayed until January 1, 2009. The application of the provisions of the fair value measurement standard had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a non-recurring basis at September 25, 2009.

Effective June 26, 2009, the Company adopted the following two new accounting standards:

•	Subsequent Events (Subsequent Events). The new standard is contained in FASB ASC Topic 855, Subsequent Events; and

•	Interim Disclosures about Fair Value of Financial Instruments (Financial Instruments). The new standard is contained in FASB ASC Topic 825, Financial Instruments.

Subsequent Events: The adoption of the provisions of the newly issued standard for subsequent events requires the Company to evaluate events after the balance sheet date and disclose the date through which the evaluation is performed. The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 4, 2009.

Financial Instruments: The adoption of the provisions of the newly issued standard for financial instruments requires: (1) the fair value disclosures of an entity’s financial instruments for interim financial statements, and (2) disclosures about the methods and significant assumptions used to estimate the fair value of financial instruments. See Note 15 for the disclosures required by the provisions of the Financial Instruments standard.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The tables below present the Company’s As Previously Reported and As Currently Reported: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2) Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statement of Operations, for the quarter and year-to-date period ended September 26, 2008, in each case to reflect the adjustments made to adopt the provisions of the newly issued standards for Noncontrolling Interests, Convertible Debt and Participating Securities, as applicable.

		Adjustments for:
	As Previously	Noncontrolling	Convertible	As Currently
	Reported	Interests	Debt	Reported
	(in millions)

Condensed Consolidated Balance Sheet, at December 31, 2008:
ASSETS
Total current assets	$4,961	$—	$—	$4,961
Property, plant and equipment, net	821	—	—	821
Goodwill	8,029	—	—	8,029
Identifiable intangible assets	417	—	—	417
Deferred debt issue costs	45	—	(1)	44
Other assets	212	—	—	212

Total assets	$14,485	$—	$(1)	$14,484

LIABILITIES AND EQUITY
Total current liabilities	$2,707	$—	$—	$2,707
Pension and postretirement benefits	802	—	—	802
Deferred income taxes	110	—	17	127
Other liabilities	414	—	—	414
Long-term debt	4,538	—	(45)	4,493

Total liabilities	8,571	—	(28)	8,543

Minority interests	83	(83)	—	—

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings Inc.’s common stock	4,072	—	64	4,136
L-3 Communications Holdings Inc.’s treasury stock at cost	(1,319)	—	—	(1,319)
Retained earnings	3,410	—	(37)	3,373
Accumulated other comprehensive loss	(332)	—	—	(332)

Total L-3 shareholders’ equity	5,831	—	27	5,858
Noncontrolling interests	—	83	—	83

Total equity	5,831	83	27	5,941

Total liabilities and equity	$14,485	$—	$(1)	$14,484

Consolidated Equity Account Balances, at December 31, 2007:
L-3 Communications Holdings Inc.’s common stock, net of treasury stock	$3,228	$—	$64	$3,292
Retained earnings	2,608	—	(26)	2,582
Accumulated other comprehensive income	153	—	—	153
Noncontrolling interests	—	87	—	87

Total equity	$5,989	$87	$38	$6,114

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

		Adjustments for:
	As Previously	Noncontrolling	Participating	Convertible	As Currently
	Reported	Interests	Securities	Debt	Reported
	(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the quarter ended September 26, 2008:
Net sales	$3,662	$—	$—	$—	$3,662
Cost of sales	3,262	—	—	—	3,262

Operating income	400	—	—	—	400
Interest and other income, net	7	—	—	—	7
Interest expense	68	—	—	4	72
Minority interests in net income of consolidated subsidiaries	2	(2)	—	—	—

Income before income taxes	337	2	—	(4)	335
Provision for income taxes	125	—	—	(2)	123

Net income	$212	$2	$—	$(2)	$212
Less: Net income attributable to noncontrolling interests	—	2	—	—	2

Net income attributable to L-3	$212	$—	$—	$(2)	$210
Less: Net income allocable to participating securities	—	—	3	—	3

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$212	$—	$(3)	$(2)	$207

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$1.75	$—	$(0.02)	$(0.02)	$1.71

Diluted	$1.73	$—	$(0.01)	$(0.02)	$1.70

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	121.0	—	—	—	121.0

Diluted	122.6	—	(0.6)	—	122.0

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

		Adjustments for:
	As Previously	Noncontrolling	Participating	Convertible	As Currently
	Reported	Interests	Securities	Debt	Reported
	(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the year-to-date period ended September 26, 2008:
Net sales	$10,890	$—	$—	$—	$10,890
Cost of sales	9,747	—	—	—	9,747
Litigation Gain	126	—	—	—	126

Operating income	1,269	—	—	—	1,269
Interest and other income, net	22	—	—	—	22
Interest expense	200	—	—	14	214
Minority interests in net income of consolidated subsidiaries	8	(8)	—	—	—

Income before income taxes	1,083	8	—	(14)	1,077
Provision for income taxes	401	—	—	(6)	395

Net income	$682	$8	$—	$(8)	$682
Less: Net income attributable to noncontrolling interests	—	8	—	—	8

Net income attributable to L-3	$682	$—	$—	$(8)	$674
Less: Net income allocable to participating securities	—	—	6	—	6

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$682	$—	$(6)	$(8)	$668

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$5.60	$—	$(0.05)	$(0.07)	$5.48

Diluted	$5.51	$—	$(0.02)	$(0.07)	$5.42

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	121.8	—	—	—	121.8

Diluted	123.7	—	(0.5)	—	123.2

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2009 Business Acquisitions

On January 30, 2009, the Company acquired all of the outstanding stock of CSC for a preliminary purchase price of $92 million, consisting of: (1) $87 million in cash, including a $7 million net working capital adjustment, of which $6 million was for cash acquired, and (2) a purchase price payable of $5 million related to certain tax benefits acquired. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. Based on the preliminary purchase price allocation, the amount of goodwill recognized was $57 million, which was assigned to the Specialized Products reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation is expected to be completed during the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

fourth quarter of 2009, and will be based on final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations and financial position. The acquisition was financed with cash on hand.

2008 Business Acquisitions

During the year-to-date period ended September 25, 2009, the Company completed the purchase price allocations for G.A. International (GAI) and International Resources Group, Ltd. (IRG), subject to the finalization of the purchase price for GAI. The purchase price for GAI is subject to additional consideration not to exceed $1 million that is contingent upon GAI’s post-acquisition financial performance through July 25, 2011. Any additional consideration paid that is contingent upon post-acquisition performance will be accounted for as goodwill. The final purchase price allocations for these business acquisitions compared to the preliminary purchase price allocations did not have a material impact on the Company’s results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 25, 2009 and the year ended December 31, 2008, in each case assuming that the business acquisitions that were completed during these periods had occurred on January 1, 2008.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
	(in millions, except per share data)

Pro forma net sales	$3,842	$3,694	$11,413	$11,034
Pro forma net income attributable to L-3	$250	$212	$674	$676
Pro forma diluted EPS	$2.12	$1.71	$5.68	$5.43

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2008.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in Medical Education Technologies, Inc. (METI), which was within the Specialized Products reportable segment. The sale resulted in a fourth quarter 2008 after-tax gain of $20 million (pre-tax gain of $33 million). The gain was excluded from income from continuing operations for the 2008 fourth quarter in accordance with U.S. GAAP for impairment or disposal of long-lived assets (contained in FASB ASC Topic 360, Property, Plant, and Equipment and FASB ASC Topic 205, Presentation of Financial Statements).The revenues, operating results and net assets of METI for all periods presented were not material and, therefore, are not presented as discontinued operations. METI generated $17 million of sales and $2 million of operating income for the quarter ended September 26, 2008, $47 million of sales and $4 million of operating income for the year-to-date period ended September 26, 2008, and $48 million of sales and $4 million of operating income for the year ended December 31, 2008.

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line, which was within the Specialized Products reportable segment. The sale resulted in a second quarter 2008 after-tax gain of approximately $7 million (pre-tax gain of $12 million), which was recorded as a reduction of cost

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of sales for products in the Unaudited Condensed Consolidated Statement of Operations. The net proceeds from the sale are included in investing activities on the Unaudited Condensed Consolidated Statement of Cash Flows. The PMD product line generated $8 million of sales for both the year-to-date period ended September 26, 2008 and the year ended December 31, 2008.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	September 25,	December 31,
	2009	2008
	(in millions)

Unbilled contract receivables, gross	$2,318	$2,079
Less: unliquidated progress payments	(629)	(462)

Unbilled contract receivables, net	1,689	1,617

Inventoried contract costs, gross	846	754
Less: unliquidated progress payments	(137)	(104)

Inventoried contract costs, net	709	650

Total contracts in process	$2,398	$2,267

Inventoried Contract Costs. In accordance with FASB ASC Topic 605-35-25, Revenue Recognition – Construction-Type and Production-Type Contracts – General, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$79	$79	$74	$68
Add: Contract costs incurred(1)	305	335	951	935
Amounts included in acquired inventoried contract costs	—	—	—	7
Less: Amounts charged to cost of sales	(294)	(339)	(935)	(935)

Amounts included in inventoried contract costs at end of the period	$90	$75	$90	$75

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(1)	Incurred costs include IRAD and B&P costs of $76 million for the quarter ended September 25, 2009, $74 million for the quarter ended September 26, 2008, $232 million for the year-to-date period ended September 25, 2009 and $211 million for the year-to-date period ended September 26, 2008.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
	(in millions)

Selling, general and administrative expenses	$57	$70	$175	$209
Research and development expenses	17	19	54	67

Total	$74	$89	$229	$276

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	September 25,	December 31,
	2009	2008
	(in millions)

Raw materials, components and sub-assemblies	$99	$95
Work in process	127	121
Finished goods	32	43

Total	$258	$259

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with U.S. GAAP for business combinations (contained in FASB ASC Topic 805, Business Combinations), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
			(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisition	—	5	—	57	62
Foreign currency translation adjustments(2)	14	2	30	51	97

Balance at September 25, 2009	$876	$2,320	$1,151	$3,841	$8,188

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(2)	The increase in goodwill from foreign currency translation adjustments is due to the weakening of the U.S. dollar during the year-to-date period ended September 25, 2009 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 25, 2009
	Weighted				December 31, 2008
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$515	$154	$361	$505	$124	$381
Technology	8	78	55	23	76	47	29
Other, primarily favorable leasehold interests	7	14	8	6	14	7	7

Total	22	$607	$217	$390	$595	$178	$417

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
	(in millions)

Amortization expense	$13	$12	$39	$34

Based on gross carrying amounts at September 25, 2009, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2009 through 2013 are presented in the table below.

	Years Ending December 31,
	2009	2010	2011	2012	2013
	(in millions)

Estimated amortization expense	$52	$52	$47	$39	$30

At September 25, 2009 and December 31, 2008, the Company had $1 million of indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 25,	December 31,
	2009	2008
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$3	$5
Accrued product warranty costs	91	97
Accrued interest	65	66
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	58	58
Deferred revenues	27	25
Aggregate purchase price payable for acquired businesses	5	—
Other	87	100

Total other current liabilities	$336	$351

The table below presents the components of other liabilities.

	September 25,	December 31,
	2009	2008
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$176	$177
Deferred compensation	87	79
Accrued workers compensation	51	45
Unfavorable lease obligations	6	8
Non-current portion of net deferred gains from terminated interest rate swap agreements	6	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	7	5
Other non-current liabilities	81	81

Total other liabilities	$424	$414

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 25,	September 26,
	2009	2008
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$102	$98
Acquisitions during the period	—	5
Accruals for product warranties issued during the period	36	27
Foreign currency translation adjustments	2	(1)
Settlements made during the period	(42)	(30)

Balance at end of period	$98	$99

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. Balances include both long-term and short-term amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	September 25,	December 31,
	2009	2008
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(40)	(57)

Carrying amount of long-term debt	4,510	4,493
Less: Current portion of long-term debt	(650)	—

Carrying amount of long-term debt, excluding current portion	$3,860	$4,493

(1)	The Company’s five-year revolving credit facility, which was replaced on October 23, 2009 by a new $1 billion three-year revolving credit facility maturing on October 23, 2012, allowed for total aggregate borrowings of up to $1 billion. At September 25, 2009, available borrowings under the revolving credit facility were $965 million after reductions for outstanding letters of credit of $35 million.

(2)	The interest rate at September 25, 2009 and December 31, 2008 was 1.12% and 2.70%, respectively, and was based on the LIBOR rate (as defined in the credit agreement) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the interest on borrowings under the term loan facility. Borrowings under the term loan facility were repaid on October 7, 2009 and are classified as a current liability as of September 25, 2009.

(3)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $120.17) of the then current conversion price (currently $100.14) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $100.14, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3’s stock price on October 30, 2009 was $72.29 per share. The effective interest rate on the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $11 million and $10 million for the third quarter periods ended September 25, 2009 and September 26, 2008, respectively, and $31 million and $30 million for the year-to-date periods ended September 25, 2009 and September 26, 2008, respectively. The following table provides additional information about the Company’s CODES:

	September 25,	December 31,
	2009	2008
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$29	$45
Net carrying amount of liability component	$671	$655

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (2009 Notes). The 2009 Notes have an effective interest rate of 5.25% and were issued at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as an interest expense over the term of the notes. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2010. The net cash proceeds from this offering amounted to approximately $988 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ $750 million 7 5/8% Senior Subordinated Notes due in 2012 (2002 Notes) on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million term loan on October 7, 2009. In connection with the redemption of the 2002 Notes, the Company will record a debt retirement charge in the fourth quarter of 2009 of approximately $9 million ($6 million after income tax, or $0.05 per diluted share). The 2009 Notes are unsecured senior obligations of L-3 Communications, rank equal in right of payment with all of L-3 Communications’ existing and future senior indebtedness and rank senior in right of payment to all of L-3 Communications’ existing and future senior subordinated indebtedness. The 2009 Notes are also guaranteed on a senior, unsecured basis by each of L-3 Communications’ material domestic subsidiaries that guarantee any of L-3 Communications’ other indebtedness. The 2009 Notes may be redeemed at any time prior to their maturity at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the credit agreement) plus 0.30%. For additional information on the terms of L-3 Communications’ 2009 Notes, including restrictive covenants, see the Company’s Current Report on Form 8-K dated October 2, 2009 and the indenture governing the terms of the 2009 Notes, which is filed as an exhibit to this report.

On October 23, 2009, L-3 Communications replaced its $1 billion revolving credit facility with a new $1 billion three-year revolving credit facility maturing on October 23, 2012. Borrowings under the new revolving credit facility bear interest, at L-3 Communications’ option, at either (i) a “base rate” equal to the higher of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the credit agreement), and (c) 1.00% per annum above a “LIBOR rate” (as defined in the credit agreement), plus a spread ranging from 1.25% to 3.00% per annum, or (ii) a “LIBOR rate” (as defined in the credit agreement) plus a spread ranging from 2.25% to 4.00% per annum. The spread, in both cases, depends on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.375% to 0.75% per annum, (2) letter of credit fees ranging from 1.50% to 2.67% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 2.25% to 4.00% for financial letters of credit. The fee rate, in all cases, depends on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt. For additional information on the terms of L-3 Communications’ new $1 billion three-year revolving credit facility, including the financial and other restrictive covenants, see the Company’s Current Report on Form 8-K dated October 23, 2009, and the credit agreement governing the terms of the new $1 billion three-year revolving credit facility, which is incorporated by reference as an exhibit to this report.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
		(in millions)

Net income	$253	$212	$681	$682
Other comprehensive income (loss):
Foreign currency translation adjustments	66	(57)	116	(54)
Unrealized gains on hedging instruments(1)	4	3	3	4
Amortization of pension and postretirement benefit plans net loss (gain) and prior service cost(2)	8	(1)	23	2

Total comprehensive income	331	157	823	634
Less: Comprehensive income attributable to noncontrolling interests	3	2	7	8

Comprehensive income attributable to L-3	$328	$155	$816	$626

(1)	Amounts are net of income taxes of $2 million and $1 million for the quarterly periods ended September 25, 2009 and September 26, 2008, respectively, and $1 million and $2 million for the year-to-date periods ended September 25, 2009 and September 26, 2008, respectively.
(2)	Amounts are net of income taxes of $5 million for the quarterly period ended September 25, 2009, and $16 million and $1 million for the year-to-date periods ended September 25, 2009 and September 26, 2008, respectively. See Note 17.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations for the 2004 and 2005 tax years of the Company and certain of its acquired subsidiaries expired during the third quarter of 2009. The statute of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2008 remain open. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax audits currently in process. As of September 25, 2009, the Company anticipates that unrecognized tax benefits will decrease by approximately $15 million over the next 12 months.

Current and non-current income taxes payable include potential interest of $18 million ($11 million after income taxes) at September 25, 2009 and December 31, 2008, and potential penalties of $8 million at September 25, 2009 and $7 million at December 31, 2008.

During the third quarter of 2009, the Company recorded a tax benefit of $26 million for a net reversal of amounts previously accrued, related to the 2004 and 2005 tax years, for which the statute of limitations has expired.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic EPS and diluted EPS is presented in the table below.

	Third Quarter Ended				Year-to-Date Ended
	September 25,		September 26,		September 25,		September 26,
	2009		2008		2009		2008
	(in millions, except per share data)

Basic:
Net income allocable to L-3 Holdings’ common shareholders	$248		$207		$668		$668

Weighted average common shares outstanding	116.4		121.0		117.1		121.8

Basic EPS	$2.13		$1.71		$5.70		$5.48

Diluted:
Net income allocable to L-3 Holdings’ common shareholders	$248		$207		$668		$668

Common and potential common shares:
Weighted average common shares outstanding	116.4		121.0		117.1		121.8
Assumed exercise of stock options	3.5		4.0		3.5		4.3
Unvested restricted stock awards	0.6		—		0.3		—
Employee stock purchase plan contributions	—		0.4		0.3		0.4
Performance unit awards	—		—		—		—
Assumed purchase of common shares for treasury	(3.5)		(3.4)		(3.6)		(3.5)
Assumed conversion of the CODES	—	(1)	—	(1)	—	(1)	0.2

Common and potential common shares	117.0		122.0		117.6		123.2

Diluted EPS	$2.12		$1.70		$5.68		$5.42

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter and year-to-date period ended September 25, 2009 and the quarter ended September 26, 2008, because the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of September 25, 2009, the conversion price was $100.14.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 3.5 million and 3.0 million for the quarter and year-to-date period ended September 25, 2009, respectively, and 2.4 million and 1.9 million for the quarter and year-to-date period ended September 26, 2008, respectively, because they were anti-dilutive.

EPS for the year-to-date period ended September 26, 2008 includes: (1) a gain of $0.65 per diluted share for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict, (2) a gain of $0.06 per diluted share for the sale of the PMD product line (see Note 4), and (3) a non-cash charge of $0.14 per diluted share related to a write-down of capitalized software development costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

13.	Equity

Repurchases of L-3 Holdings common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At September 25, 2009, the remaining dollar value under the share repurchase program was $535 million.

From September 26, 2009 through November 4, 2009, L-3 repurchased 324,207 shares of L-3 Holdings’ common stock at an average price of $74.10 per share for an aggregate amount of $24 million.

On October 6, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on December 15, 2009 to shareholders of record at the close of business on November 17, 2009.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 25, 2009			December 31, 2008
Description	Level 1(a)	Level 2(b)	Level 3(c)	Level 1(a)	Level 2(b)	Level 3(c)
	(in millions)

Assets
Cash equivalents	$958	$—	$—	$794	$—	$—
Derivative instruments	—	18	—	—	22	$—

Total Assets	$958	$18	$—	$794	$22	$—

Liabilities
Derivative instruments	$—	$9	$—	$—	$21	$—

(a)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

(b)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(c)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

Fair Value of Financial Instruments. At September 25, 2009 and December 31, 2008, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, borrowings under the term loan facility, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of borrowings under the term loan facility are based on similar debt issued. The senior subordinated notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

forward contracts were estimated based on forward exchange rates at September 25, 2009 and December 31, 2008. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	September 25, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Borrowings under the Term Loan Facility	$650	$643	$650	$608
Senior Subordinated Notes	3,189	3,172	3,188	2,916
CODES	671	717	655	697
Foreign currency forward contracts(1)	9	9	1	1

(1)	Notional amounts of foreign currency forward contracts were $359 million at September 25, 2009 and $414 million at December 31, 2008.

Derivative Financial Instruments. The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, Euro, British pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts.

Foreign currency forward contracts are recorded in the Company’s Consolidated Balance Sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with U.S. GAAP for derivative instruments and hedging activities (contained in FASB ASC Topic 815, Derivatives and Hedging). Gains and losses on designated foreign currency forward contracts that are considered highly effective in offsetting the corresponding change in the cash flows of the hedged transaction are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. The estimated net amount of existing gains at September 25, 2009 that are expected to be reclassified into income within the next 12 months is $5 million. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of September 25, 2009:

Currency	Notional Amount
(in millions)

U.S. dollar	$130
Canadian dollar	105
British pound	99
Euro	14
Other	11

Total	$359

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses. At September 25, 2009, the Company’s foreign currency forward contracts had maturities through 2016.

The table below presents the fair values and the location of the Company’s derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of September 25, 2009.

	Fair Values of Derivative Instruments(1)
	Other		Other
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
		(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6	$9	$3	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—

Total derivative instruments	$8	$10	$6	$3

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The tables below present the effects of the Company’s derivative instruments on the Unaudited Condensed Consolidated Statement of Operations.

Gain or (Loss) Recognized
	Amount of			in Income on Derivative
	Gain or (Loss)	Gain or (Loss) Reclassified from Accumulated		(Ineffective Portion and
	Recognized in	OCI into Income		Amount Excluded from
	OCI on Derivative	(Effective Portion)		Effectiveness Testing)
Derivatives Designated as Hedging Instruments	(Effective Portion)	Location	Amount	Location	Amount
($ in millions)

For the quarter ended September 25, 2009:
Foreign currency forward contracts	$5	Cost of Sales	$—	Cost of Sales	$—
For the year-to-date ended September 25, 2009:
Foreign currency forward contracts	$—	Cost of Sales	$(3)	Cost of Sales	$—

	Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedging Instruments	Location	Amount
		(in millions)

For the quarter ended September 25, 2009:
Foreign currency forward contracts	Cost of Sales	$2
For the year-to-date ended September 25, 2009:
Foreign currency forward contracts	Cost of Sales	$2

16.	Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or in a loss of export privileges. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with U.S. GAAP for contingencies (contained in FASB ASC Topic 450, Contingencies), the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 25, 2009, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air. L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California (the trial court) on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million plus interest. By order dated July 22, 2005, the trial court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 8, 2008, the Ninth Circuit reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. The case has been remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. A court-ordered mediation held on March 18, 2009 was unsuccessful. A hearing on the Company’s motion to dismiss the negligence claim was held on April 30, 2009, after which the trial court determined to take the matter under advisement and ordered the parties to attend another mediation, which has yet to be scheduled. The case is currently scheduled to go to a third trial on November 1, 2010. CTAS’ insurance carrier has accepted defense of the matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of an adverse finding.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The complaint alleges that L-3 Integrated Systems (L-3 IS) is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. On May 21, 2009, a jury found in favor of Lockheed and awarded $30 million on the misappropriation claim, $7.28 million on the breach of license agreement claim, plus legal fees and expenses. On July 3, 2009, Lockheed filed a motion with the court seeking a final judgment, approximately $17 million in legal fees and expenses and an injunction prohibiting L-3’s further use of the intellectual property that was the basis of the jury’s award. On August 7, 2009, L-3 IS filed a motion for judgment in its favor notwithstanding the verdict and opposing the relief sought by Lockheed in its July 3rd motion. The court held a hearing on the motions on September 2, 2009, and the parties are awaiting the court’s decision. L-3 IS has also filed a motion seeking dismissal or a retrial of the case on various grounds. The motion is subject to further briefing by the parties and has not yet been considered by the court. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented, and intends to appeal in the event of an adverse decision on the motions.

Aircrew Training and Rehearsal Support (ATARS) Investigation. Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation settled in November 2007. The Company is cooperating fully with the U.S. Government.

Titan Government Investigation. In October 2002, The Titan Corporation (Titan) received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Patterson Air Force Base in Ohio. Titan was informed that other companies who have performed similar services had received subpoenas as well. The Company acquired Titan in July 2005. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the DoJ’s Criminal Antitrust Division that it was considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he was a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C. before the DoJ acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, it is possible that L-3 Services could be suspended or debarred from conducting business with the U.S. Government. In December 2008, the DoJ indicated its interest in conducting additional employee interviews concerning a teaming agreement relating to the Wright Patterson Air Force Base procurement. The Company is cooperating fully with the DoJ.

SEC Inquiry. In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission (SEC), Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. On September 3, 2009, the Company was notified by the SEC staff that it had completed its inquiry and did not intend to recommend that any enforcement action be taken against the Company.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of the matter and retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The trial for this matter was completed on April 22, 2009, and the parties are awaiting the Court’s decision.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On August 1, 2008, the plaintiffs filed an appeal of this ruling with the U.S. Court of Appeals for the Second Circuit. Oral argument on the appeal has been scheduled for November 12, 2009. Although the appeal is still pending, some of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009.

Pilatus PC-12 Aircraft. On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The amended complaint seeks unspecified monetary damages, including punitive damages. On October 1, 2009, the court issued an order severing the claims against Pilatus Aircraft, Ltd. and transferring those claims to the U.S. District Court for the District of Colorado. The Company’s insurers have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

T-39 Sabreliner Aircraft. On January 16, 2008, the Company was served with three wrongful death lawsuits filed in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft, and are seeking unspecified monetary damages. The cases have been consolidated and transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. Two out of the three lawsuits have been settled. The remaining lawsuit is currently scheduled to go to trial in July of 2010.

Blackhawk Helicopter. On August 7, 2008, a lawsuit was filed in the U.S. District Court for the Southern District of Texas relating to the August 22, 2007 crash of a U.S. Army Blackhawk helicopter near Kirkuk, Iraq. The complaint, which was brought on behalf of 14 passengers who were killed in the crash, alleges that the crash was the result of L-3 Vertex’s negligence in connection with a phased maintenance inspection performed approximately one week before the crash, and seeks unspecified monetary damages, including punitive damages. Discovery is expected to be finished by the end of February 2010, and the case is currently scheduled to go to trial in May 2010. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

17.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)

Components of net periodic benefit cost:
Service cost	$22	$21	$67	$67	$1	$1	$3	$4
Interest cost	29	26	84	79	2	3	8	8
Expected return on plan assets	(22)	(29)	(67)	(89)	(1)	—	(2)	(1)
Amortization of prior service costs (credits)	1	—	3	2	(1)	—	(2)	(2)
Amortization of net losses (gains)	13	1	39	5	—	(2)	(1)	(2)
Curtailment loss	—	1	1	1	—	—	—	—

Net periodic benefit cost	$43	$20	$127	$65	$1	$2	$6	$7

Contributions. For the year ending December 31, 2009, the Company currently expects to contribute cash of approximately $65 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $46 million to its pension plans and $8 million to its postretirement benefit plans during the year-to-date period ended September 25, 2009.

18.	Employee Stock-Based Compensation

At its Annual Meeting of Stockholders held on April 28, 2009, the stockholders of L-3 Holdings approved the L-3 Communications Corporation 2009 Employee Stock Purchase Plan (2009 ESPP), which became effective on July 1, 2009. As a result, no new options to purchase shares of L-3 Holdings’ common stock will be granted under the Company’s prior employee stock purchase plan (2001 ESPP).

Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at 85% of the fair market value of L-3 Holdings’ common stock on the last day of each six-month offering period. Eligible employees include all employees of the Company, or of a subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Fair market value is defined as the average of the highest and lowest sales price of a share of L-3 Holdings’ common stock on the last trading day of the trading period. Share purchases are funded through payroll deductions of up to 10% of a participating employee’s compensation for each payroll period, or $21,250 each calendar year. Employees may not purchase more than $25,000 worth of L-3 Holdings’ common stock for each year based on the value of the common stock at the beginning of each offering period during the year. After adjustment for the shares issued under the 2001 ESPP, the 2009 ESPP authorizes L-3 Holdings to issue up to 7.4 million shares. No shares will be issued under the 2009 ESPP until the conclusion of the first six-month offering period, which began on July 1, 2009 and ends on December 31, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

19.	Supplemental Cash Flow Information

	Year-to-Date Ended
	September 25,	September 26,
	2009	2008
	(in millions)

Interest paid on outstanding debt	$181	$198
Income tax payments	271	265
Income tax refunds	3	6

20.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008(1)	2009	2008(1)
		(In millions)

Net Sales:
C3ISR	$772	$622	$2,258	$1,794
Government Services	1,012	1,045	3,089	3,259
AM&M	775	636	2,176	1,956
Specialized Products	1,369	1,401	4,090	3,987
Elimination of intercompany sales	(86)	(42)	(206)	(106)

Consolidated total	$3,842	$3,662	$11,407	$10,890

Operating Income:
C3ISR	$78	$56	$251	$185
Government Services	103	100	295	322
AM&M	67	70	184	178
Specialized Products	170	174	481	458	(2)

Segment total	$418	$400	$1,211	$1,143
Litigation gain	—	—	—	126	(3)

Consolidated total	$418	$400	$1,211	$1,269

Depreciation and amortization:
C3ISR	$11	$10	$32	$30
Government Services	10	8	29	26
AM&M	5	7	15	19
Specialized Products	29	27	86	80

Consolidated total	$55	$52	$162	$155

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	September 25,	December 31,
	2009	2008(1)
	(in millions)

Total Assets:
C3ISR	$1,877	$1,755
Government Services	3,458	3,494
AM&M	1,968	1,836
Specialized Products	6,590	6,319
Corporate	1,175	1,080

Consolidated total	$15,068	$14,484

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, sales of $4 million and $11 million and operating income of $1 million and $2 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the quarter and year-to-date period ended September 26, 2008, and sales of $4 million and $16 million and operating income of less than $1 million and $2 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the quarter and year-to-date period ended September 26, 2008. At December 31, 2008, $30 million of total assets was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $29 million of total assets was reclassified from the C3ISR reportable segment to the AM&M reportable segment.
(2)	Operating income for the Specialized Products reportable segment includes: (i) a gain of $12 million from the sale of the PMD product line (see Note 4) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.
(3)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict.

21.	Accounting Standards Issued and Not Yet Implemented

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.

In June 2009, the FASB issued an accounting standard for variable interest entities which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to assess more frequently whether they must consolidate VIEs. The new accounting standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the impact of the new accounting standard.

In December 2008, the FASB issued an accounting standard that expands the disclosure requirements for pension and other postretirement plan assets and is effective for the Company beginning December 31, 2009. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations and cash flows, but will enhance the Company’s pension and other postretirement benefit plan assets disclosures.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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
	(in millions)

Condensed Combining Balance Sheets:
At September 25, 2009:
Current assets:
Cash and cash equivalents	$—	$887	$12	$337	$(45)	$1,191
Billed receivables, net	—	303	765	202	—	1,270
Contracts in process	—	641	1,494	263	—	2,398
Other current assets	—	250	176	128	—	554

Total current assets	—	2,081	2,447	930	(45)	5,413
Goodwill	—	1,144	5,876	1,168	—	8,188
Other assets	5	461	823	183	(5)	1,467
Investment in and amounts due from consolidated subsidiaries	7,057	8,869	1,721	—	(17,647)	—

Total assets	$7,062	$12,555	$10,867	$2,281	$(17,697)	$15,068

Current portion of long-term debt	$—	$650	$—	$—	$—	$650
Other current liabilities	—	732	1,362	608	(45)	2,657
Amounts due to consolidated subsidiaries	—	—	—	3	(3)	—
Other long-term liabilities	—	951	230	266	—	1,447
Long-term debt	700	3,860	—	—	(700)	3,860

Total liabilities	700	6,193	1,592	877	(748)	8,614

L-3 shareholders’ equity	6,362	6,362	9,275	1,404	(17,041)	6,362
Noncontrolling interests	—	—	—	—	92	92

Total equity	6,362	6,362	9,275	1,404	(16,949)	6,454

Total liabilities and equity	$7,062	$12,555	$10,867	$2,281	$(17,697)	$15,068

At December 31, 2008:
Current assets:
Cash and cash equivalents	$—	$720	$2	$228	$(83)	$867
Billed receivables, net	—	324	701	201	—	1,226
Contracts in process	—	587	1,461	219	—	2,267
Other current assets	—	291	170	140	—	601

Total current assets	—	1,922	2,334	788	(83)	4,961
Goodwill	—	1,171	5,746	1,112	—	8,029
Other assets	8	475	837	182	(8)	1,494
Investment in and amounts due from consolidated subsidiaries	6,550	8,489	1,283	80	(16,402)	—

Total assets	$6,558	$12,057	$10,200	$2,162	$(16,493)	$14,484

Current liabilities	$—	$824	$1,395	$571	$(83)	$2,707
Other long-term liabilities	—	882	219	242	—	1,343
Long-term debt	700	4,493	—	—	(700)	4,493

Total liabilities	700	6,199	1,614	813	(783)	8,543

L-3 shareholders’ equity	5,858	5,858	8,586	1,349	(15,793)	5,858
Noncontrolling interests	—	—	—	—	83	83

Total equity	5,858	5,858	8,586	1,349	(15,710)	5,941

Total liabilities and equity	$6,558	$12,057	$10,200	$2,162	$(16,493)	$14,484

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended September 25, 2009:
Net sales	$—	$789	$2,627	$459	$(33)	$3,842
Cost of sales	18	678	2,377	402	(51)	3,424

Operating (loss) income	(18)	111	250	57	18	418
Interest and other income, net	—	31	—	—	(28)	3
Interest expense	11	68	27	1	(39)	68

(Loss) income before income taxes	(29)	74	223	56	29	353
(Benefit) provision for income taxes	(9)	27	53	20	9	100
Equity in net income of consolidated subsidiaries	270	203	—	—	(473)	—

Net income	250	250	170	36	(453)	253
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$250	$250	$170	$36	$(456)	$250

For the quarter ended September 26, 2008:
Net sales	$—	$803	$2,408	$489	$(38)	$3,662
Cost of sales	18	689	2,161	450	(56)	3,262

Operating (loss) income	(18)	114	247	39	18	400
Interest and other income, net		32	2	2	(29)	7
Interest expense	11	71	28	2	(40)	72

(Loss) income before income taxes	(29)	75	221	39	29	335
(Benefit) provision for income taxes	(10)	25	83	15	10	123
Equity in net income of consolidated subsidiaries	229	160	—	—	(389)	—

Net income	210	210	138	24	(370)	212
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$210	$210	$138	$24	$(372)	$210

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the year-to-date period ended
September 25, 2009:
Net sales	$—	$2,476	$7,659	$1,369	$(97)	$11,407
Cost of sales	53	2,163	6,913	1,217	(150)	10,196

Operating (loss) income	(53)	313	746	152	53	1,211
Interest and other income, net	—	94	1	2	(85)	12
Interest expense	33	202	82	4	(118)	203

(Loss) income before income taxes	(86)	205	665	150	86	1,020
(Benefit) provision for income taxes	(29)	71	214	54	29	339
Equity in net income of consolidated subsidiaries	731	540	—	—	(1,271)	—

Net income	674	674	451	96	(1,214)	681
Net income attributable to noncontrolling interests	—	—	—	—	7	7

Net income attributable to L-3	$674	$674	$451	$96	$(1,221)	$674

For the year-to-date period ended
September 26, 2008:
Net sales	$—	$2,204	$7,277	$1,494	$(85)	$10,890
Cost of sales	48	1,894	6,588	1,350	(133)	9,747
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(48)	436	689	144	48	1,269
Interest and other income, net	—	99	4	5	(86)	22
Interest expense	32	213	82	5	(118)	214

(Loss) income before income taxes	(80)	322	611	144	80	1,077
(Benefit) provision for income taxes	(29)	112	229	54	29	395
Equity in net income of consolidated subsidiaries	725	464	—	—	(1,189)	—

Net income	674	674	382	90	(1,138)	682
Net income attributable to noncontrolling interests	—	—	—	—	8	8

Net income attributable to L-3	$674	$674	$382	$90	$(1,146)	$674

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year-to-date period ended September 25, 2009:
Operating activities:
Net cash from operating activities	$520	$30	$753	$157	$(482)	$978

Investing activities:
Business acquisitions, net of cash acquired	—	(86)	—	—	—	(86)
Other investing activities	(55)	(31)	(85)	(9)	55	(125)

Net cash used in investing activities	(55)	(117)	(85)	(9)	55	(211)

Financing activities:
Common stock repurchased	(396)	—	—	—	—	(396)
Other financing activities	(69)	254	(658)	(60)	465	(68)

Net cash (used in) from financing activities	(465)	254	(658)	(60)	465	(464)

Effect of foreign currency exchange rate on cash	—	—	—	21	—	21

Net increase in cash	—	167	10	109	38	324
Cash and cash equivalents, beginning of the period	—	720	2	228	(83)	867

Cash and cash equivalents, end of the period	$—	$887	$12	$337	$(45)	$1,191

For the year-to-date period ended September 26, 2008:
Operating activities:
Net cash from operating activities	$684	$13	$848	$140	$(654)	$1,031

Investing activities:
Business acquisitions, net of cash acquired	—	(224)	—	—	—	(224)
Other investing activities	(87)	(38)	(76)	(14)	87	(128)

Net cash used in investing activities	(87)	(262)	(76)	(14)	87	(352)

Financing activities:
Common stock repurchased	(573)	—	—	—	—	(573)
Other financing activities	(24)	256	(770)	(121)	637	(22)

Net cash (used in) from financing activities	(597)	256	(770)	(121)	637	(595)

Effect of foreign currency exchange rate on cash	—	—	—	(7)	—	(7)

Net increase (decrease) in cash	—	7	2	(2)	70	77
Cash and cash equivalents, beginning of the period	—	632	7	237	(96)	780

Cash and cash equivalents, end of the period	$—	$639	$9	$235	$(26)	$857

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 37 to 54, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 36. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 37 – 38
Key Performance Measures	Pages 38 – 39
Other Events	Pages 39 – 40
Business Acquisitions and Business and Product Line Dispositions	Page 40
Critical Accounting Policies	Pages 40 – 43
Results of Operations (includes business segments)	Pages 43 – 49
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 50
Balance Sheet	Pages 50 – 51
Statement of Cash Flows	Pages 51 – 54
Legal Proceedings and Contingencies	Page 54

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers, and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2008, we generated sales of $14.9 billion. The table below presents a summary of our 2008 sales by major category of end customer and the percent contributed by each end customer to our total 2008 sales. We currently do not anticipate significant changes to our end customer sales mix for the year ending December 31, 2009.

		% of
	2008 Sales	2008 Sales
	(in millions)

DoD	$11,059	74%
Other U.S. Government	1,067	7

Total U.S. Government	12,126	81%
Foreign governments	1,099	7
Commercial – foreign	987	7
Commercial – domestic	689	5

Total sales	$14,901	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information with respect to each of our reportable segments is included in Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, information technology (IT), advisory, training and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense (DND) and other allied foreign governments. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services. During the quarter ended March 27, 2009, we revised our reportable segment presentations to conform to certain re-alignments in our management and organization structure. Consequently, we made certain reclassifications between our C3ISR, Government Services and AM&M reportable segments. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for the prior period amounts reclassified between reportable segments.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add important new products, services, technologies, programs, contract vehicles or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth. Sales growth for the year ended December 31, 2008 was 7%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 2%. Sales growth for the quarter ended September 25, 2009 (2009 Third Quarter) was 4.9%, comprised of organic sales growth of 4.1%, and sales growth from business acquisitions, net of divestitures, of 0.8%. Sales growth for the year-to-date period ended September 25, 2009 (2009 Year-to-Date Period) was 4.7%, comprised of organic sales growth of 3.4%, and sales growth from business acquisitions, net of divestitures, of 1.3%.

For the year ended December 31, 2008, our Special Operations Forces Support Activity (SOFSA) contract generated approximately $400 million, or 2.7% of our sales. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. In the interim, L-3’s incumbent contract has been extended until February 2010. We can provide no assurance as to the outcome of the competition for the next SOFSA contact.

As is the case with most other U.S. defense contractors, we have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. We expect future DoD budgets, including supplemental appropriations, to grow at a significantly slower pace than the past several years, and to possibly flatten or decline. However, we believe that our businesses should be able to continue to generate modest organic sales growth because we anticipate the defense budget and spending priorities will continue to focus on several areas that match L-3’s core competencies, such as communications and ISR, sensors, special operations support, helicopter crew training and maintenance and simulation & training.

The 2008 Year-to-Date Period results were impacted by three items that, in the aggregate, increased operating income for that period by $110 million. These three items are collectively referred to as the Q2 2008 Items and are further discussed below under the caption “Other Events.” In addition, higher pension expense for the 2009 Third Quarter compared to the 2008 Third Quarter reduced operating income by $21 million ($13 million after income taxes, or $0.11 per diluted share) and $56 million ($34 million after income taxes, or $0.29 per diluted share) for the 2009 Year-to-Date Period compared to the 2008 Year-to-Date Period. The Q2 2008 items increased the 2008 Year-to-Date Period operating margin by 110 basis points. The increase in pension expense reduced operating margin by 50 basis points for both the 2009 Third Quarter and 2009 Year-to-Date Period. The pension expense increase is primarily due to the actuarial loss that we experienced in 2008 as a result of the decline in the fair value of our pension plan assets, which is being amortized as a component of pension expense. See segment results below for additional discussion of segment operating margin results.

Excluding the Q2 2008 Items and the increase in our 2009 pension expense, we expect to continue to generate modest annual increases in operating margin. We expect to increase sales, grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to continue to expand our operating margin at the rates we expect and our operating margin could also decrease. Additionally, in the future, select business acquisitions and select new business, including contract renewals and new contracts, while increasing or maintaining our operating income could also reduce our operating margin if their margins are lower than L-3’s existing operating margin. Our business objectives include growing earnings per common share and net cash from operating activities.

Other Events

Accounting Standards Implemented. We adopted eight newly issued accounting standards during the 2009 Year-to-Date Period, six of which were effective January 1, 2009. In accordance with the transition and disclosure provisions of three of these standards, we retrospectively applied those provisions and adjusted the prior period financial statements accordingly. The adoption of these standards reduced net income attributable to L-3 by $3 million ($0.03 per diluted share) for the 2009 Third Quarter and $9 million ($0.10 per diluted share) for the 2009 Year-to-Date Period. See Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for the standards adopted and their impact to our financial position and results of operations.

Debt Refinancing. On October 2, 2009, L-3 Communications successfully completed a $1 billion offering of 5.20% senior notes. The net cash proceeds from the offering, together with cash on hand, were used by L-3 Communications to repay its outstanding $650 million term loan on October 7, 2009 and to redeem its outstanding $750 million 7 5/8% senior subordinated notes on November 2, 2009. On October 23, 2009, L-3 Communications also replaced its $1 billion senior revolving credit facility, which was due to expire on March 9, 2010, with a new $1 billion three-year senior revolving credit facility that expires on October 23, 2012. See “Liquidity and Capital Resources – Debt” on page 52 for a further discussion.

2008 Year-to-Date Events. As discussed above, our 2008 Year-to-Date period results were affected by three matters, which increased consolidated operating income by $110 million, income before taxes by $117 million, net income by $71 million and diluted earnings per share (EPS) by $0.57, which are collectively referred to as the Q2 2008 Items:

•	A gain of $133 million ($81 million after income taxes, or $0.65 per diluted share) relating to the reversal of a $126 million liability as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict and the reversal of $7 million of related accrued interest (the “Litigation Gain”),

•	A gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) relating to the sale of a product line (the “Product Line Divestiture Gain”), and

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) relating to a write-down of capitalized software development costs associated with a general aviation product (the “Impairment Charge”).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2008. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the acquisition of Chesapeake Sciences Corporation (CSC) acquired on January 30, 2009. During the 2009 Year-to-Date Period, we used $86 million of cash (net of cash received) primarily to acquire CSC.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Critical Accounting Policies — Goodwill and Identifiable Intangible Assets

The following paragraphs are an update to the discussion of our critical accounting policies included in Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008. The update provides additional information about the assumptions and estimates used in connection with the 2008 annual goodwill impairment test. There were no changes to our critical accounting policies since December 31, 2008.

Goodwill and Identifiable Intangible Assets. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also review goodwill annually as of November 30 in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for goodwill and other intangible assets (contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other).

U.S. GAAP for goodwill and other intangible assets require that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in U.S. GAAP for segment reporting (contained in FASB ASC Topic 280, Segment Reporting), or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics.

L-3 had 18 reporting units at December 31, 2008 and 2007. The composition of our reporting units and associated goodwill were substantially the same in 2008 as compared to 2007 except for changes in goodwill caused primarily by business acquisitions, a divestiture, the completion of Internal Revenue Service audits related to previously acquired businesses and foreign currency translation adjustments, in each case, as disclosed in Note 7 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The table below presents the number of reporting units in each of our reportable segments and the associated goodwill, at December 31, 2008.

	Number of	Aggregate
Reportable Segment	Reporting Units	Goodwill
		(in millions)

C3ISR	3	$896
Government Services	1	2,296
AM&M	1	1,104
Specialized Products	13	3,733

Total	18	$8,029

The first step to identify any potential impairment in goodwill is to compare the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit uses a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows and interest rates. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), and prevailing conditions in the U.S. capital markets.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with goodwill impairment assessments at November 30, 2008, were: (1) detailed five-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales and operating income, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate for the U.S. economy and the respective industries in which the reporting units operate, and (3) risk adjusted discount rates, including the estimated risk-free rate of return that are used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2008 as compared to the prior year DCF valuations of our reporting units.

The risk adjusted discount rate represents the estimated Weighted Average Cost of Capital (WACC) for each reporting unit at the date of the annual impairment test. Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to each of L-3’s reporting units, including a risk free rate of return (i.e., prevailing market yield of 3.5% on the 30 year U.S. Treasury Bond as of November 30, 2008) and an equity risk premium of 5%, and (2) the current after-tax market rate of return on L-3’s debt (which was 4.3% as of November 30, 2008), each weighted by the relative market value percentages of L-3’s equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including: (1) changes to the estimated required rate of return on equity based on historical returns on common stock securities of publicly traded companies with business characteristics comparable to each of L-3’s reporting units and the Standard & Poor’s 500 Index over a two-year period, (2) changes to the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury Bond on the date of our annual goodwill impairment assessments, and (3) changes to the market rate of return on L-3’s debt based on the prevailing yields on L-3’s publicly traded debt securities on the date of our annual goodwill impairment assessments. The 2008 equity risk premium of 5% used to determine our WACC was unchanged from the prior year.

The table below presents the weighted average risk adjusted discount rate assumptions used in our DCF valuation for each of our reportable segments in connection with the goodwill impairment assessments at November 30, 2008.

Reportable Segment	2009 – 2018	After 2018

C3ISR(1)	7.9%	8.6%
Government Services(2)	8.3%	9.2%
AM&M(2)	7.9%	8.6%
Specialized Products(3)	8.2%	9.0%

(1)	All reporting units within the C3ISR reportable segment used the same risk adjusted discount rate for both periods.
(2)	The Government Services and AM&M reportable segments are each comprised of one reporting unit.
(3)	The risk adjusted discount rates used for reporting units within the Specialized Products reportable segment range from 7.9% to 9.3% for 2009 to 2018, and 8.6% to 10.3% for the years after 2018.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2008, 2007 and 2006 for our reportable segments ranged from 3% to 62%. The annual cash flows generated by each of our reporting units varies from year to year and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors. The factors that affect the level of annual cash flows in each of our reporting units include, but are not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, and customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements) that are affected by the financing terms of individual contracts, (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year. The 2008 cash flow amount and the cash flow growth rate for each of the last three years for each of our reportable segments is also presented below.

Reportable Segment	Cash Flow(1)	Growth Rate
	(in millions)
	2008	2008	2007	2006	3 Yr. Average

C3ISR(2)	$169	17%	(4)%	1%	5%
Government Services(3)	$440	22%	(16)%	180%	62%
AM&M(4)	$226	9%	(6)%	6%	3%
Specialized Products(5)	$488	(12)%	30%	32%	17%

(1)	Reportable segment cash flow excludes interest payments on debt and other corporate cash flows.
(2)	The increase in cash flow in 2008 for C3ISR was primarily due to sales and operating income growth and a smaller increase in working capital for ISR Systems as compared to 2007. In 2007, cash generated from higher sales and operating income, was offset by cash used for working capital attributable to increased billed receivables associated with 2007 sales growth, primarily for ISR Systems. In 2006, cash generated from higher sales volume for networked communications and new business awards for ISR Systems was substantially offset by higher development costs for new secure communications products.
(3)	The increase in cash flows in 2008 for Government Services was primarily due to higher sales and operating income for business areas other than linguist services and collection of receivables on the Linguist Contract for which the period of performance ended June 9, 2008. The decrease in cash flow in 2007 was due to collections of receivables in 2006 and the timing of cash payments in 2006 that did not recur in 2007. These decreases in 2007 were partially offset by higher operating income due to higher sales volume and improved contract performance. The increase in cash flow in 2006 was primarily due to the Titan acquisition and improved collections and timing of payments.
(4)	The increase in cash flows in 2008 for AM&M was primarily due to increases in accounts payable balances and receivable collections for aircraft and base support services due to the timing of payments and collections. The decrease in cash flows in 2007 was primarily due to increased purchases of spare parts inventory for aircraft and base support services to support future requirements, partially offset by higher sales volume and operating income primarily for aircraft and base support services and aircraft modernization for international customers. The increase in cash flow in 2006 was due to sales and operating income growth.
(5)	The decrease in cash flows in 2008 for Specialized Products was primarily due to more cash used for working capital across several business areas. These decreases were partially offset by higher 2008 operating income. The increase in cash flows in 2007 and 2006 was primarily due to higher operating income for several business areas.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, but not limited to historical multi-year average cash flow trends by reporting unit, as well as: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow growth rates of our reporting units. In connection with our goodwill impairment assessments as of November 30, 2008, we assumed a more challenging economic environment, slower growth in DoD budgets, and made additional assumptions that consider the factors noted above that were relevant for each of our reporting units. Specifically, our DCF valuation assumed lower projected cash flows in 2009 for each of our reportable segments as compared to 2008. In our DCF valuations, the 2008 cash flow levels are not projected to be achieved again until 2010 for C3ISR, 2012 for Specialized Products, 2013 for AM&M, and not again until after 2013 for Government Services. For 2014 to 2018, our DCF valuation applied annual projected cash flow growth rates of 3% for C3ISR, AM&M and Specialized Products, and 1% for Government Services. After 2018, our DCF valuation applied annual projected long-term cash flow growth rates of 2% for C3ISR, AM&M and Specialized Products, and 1% for Government Services.

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

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of four, would have a carrying value in excess of its fair value. For each of these four reporting units, the table below presents the: (1) risk adjusted discount rates, (2) annual cash flow growth rate, (3) 2008 cash flow, (4) goodwill balance, and (5) excess fair value percentage. All four reporting units are included in our Specialized Products reportable segment.

	Risk Adjusted
Reporting Unit	Discount Rates		Annual Cash Flow Growth Rate
						3 Year	2008	Goodwill	Excess
	2009-2018	After 2018	2008	2007	2006	Average	Cash Flows	Balance	Fair Value(1)
							(in millions)

Telemetry & Advanced Technology(2)	8.9%	9.9%	2%	(4)%	110%	36%	$22	$193	1%
Power & Control System(3)	7.9%	8.6%	(25)%	130%	65%	57%	$83	$708	18%
Marine Services(4)	7.9%	8.6%	9%	343%	(123)%	76%	$4	$104	18%
Microwave(5)	8.2%	9.0%	8%	24%	23%	18%	$72	$586	19%

(1)	The excess fair value represents the percentage by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.
(2)	A decrease in fair value of approximately $3 million for this reporting unit would be required before its carrying value exceeded its fair value. Our DCF valuation for this reporting unit assumed lower projected cash flows for 2009 as compared to 2008. In addition, our DCF valuation for this reporting unit assumed that its 2008 cash flow level would not be achieved again until 2013 and that this reporting unit’s projected cash flows would grow annually at approximately 3% after 2013. While not considered in our DCF valuation, we are taking actions to increase this reporting unit’s profitability and cash flows, including reducing administrative and other overhead costs, creating synergies with other L-3 businesses, and securing new business from DoD and non-DOD customers.
(3)	A decrease in fair value of approximately $179 million for this reporting unit would be required before its carrying value exceeded its fair value. Our DCF valuation for the reporting unit assumed lower projected cash flows for 2009 as compared to 2008. In addition, our DCF valuation for this reporting unit assumed that its 2008 cash flow level will not be achieved again until after 2013 and that this reporting unit’s projected cash flows would grow annually at 2.5% from 2014 to 2018 and 2% after 2018.
(4)	A decrease in fair value of approximately $28 million for this reporting unit would be required before its carrying value exceeded its fair value. Our DCF valuation for this reporting unit assumed higher projected cash flows after 2008 due to higher sales and improved contract performance, partially offset by a higher cash tax rate assumption. In addition, our DCF valuation applied: (1) a 25% average annual cash flow growth rate through 2013 due to working capital improvements and average annual operating income growth rate of 6%, (2) a 2.5% annual cash flow growth rate from 2014 to 2018 and (3) a 2% cash flow growth rate after 2018.
(5)	A decrease in fair value of approximately $193 million for the reporting unit would be required before its carrying value exceeded its fair value. Our DCF valuation for this reporting unit assumed lower projected cash flows for 2009 as compared to 2008. In addition, our DCF valuation for this reporting unit assumed that its 2008 cash flow level will not be achieved again until after 2013 and that this reporting unit’s projected cash flows would grow annually at 2.6% from 2014 to 2018 and 2.2% after 2018.

As noted above, our expected future growth rates for each of our reporting units are based on our best estimates of future sales and operating income. The substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Historically, more than 70% of L-3’s annual sales have been generated from DoD customers. The DoD budget has not been meaningfully impacted by the current recessionary economic environment. Moreover, consistent with our discussion of industry considerations under “Key Performance Measures” beginning on page 38, we anticipate the defense budget and spending priorities will continue to focus on areas that match several of L-3’s core competencies. However, there can be no assurance that our current estimates and assumptions will result in the projected cash flow outcomes due to a number of factors, including an economic environment that is more challenging than we anticipated or the DoD budget failing to continue to grow as expected.

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

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2009 Third Quarter compared with the 2008 Third Quarter and the 2009 Year-to-Date Period compared with the 2008 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 25,	September 26,	Increase/		September 25,	September 26,	Increase/
	2009	2008	(decrease)		2009	2008(1)	(decrease)
	(in millions, except share data)
Net sales	$3,842	$3,662	$180		$11,407	$10,890	$517
Operating income	$418	$400	$18		$1,211	$1,269	$(58)
Litigation Gain(2)	—	—	—		—	(126)	126

Segment operating income	$418	$400	$18		$1,211	$1,143	$68

Operating margin	10.9%	10.9%	—	bpts	10.6%	11.7%	(110	)bpts
Litigation Gain	—%	—%	—	bpts	—%	(1.2)%	120	bpts

Segment operating margin	10.9%	10.9%	—	bpts	10.6%	10.5%	10	bpts

Net interest expense and other income	$65	$65	$—		$191	$192	$(1)
Effective income tax rate	28.3%	36.7%	(840	)bpts	33.2%	36.7%	(350	)bpts
Net income attributable to L-3	$250	$210	$40		$674	$674	$—
Diluted earnings per share	$2.12	$1.70	$0.42		$5.68	$5.42	$0.26
Diluted weighted average common shares outstanding	117.0	122.0	(5.0)		117.6	123.2	(5.6)

(1)  The 2008 Year-to-Date Period includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) relating to the sale of a product line and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to a write-down of capitalized software development costs associated with a general aviation product, both recorded in the second quarter of 2008.

(2)  The “Litigation Gain” represents a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict. In the second quarter of 2008, we recorded a gain of $133 million ($81 million after income taxes, or $0.65 per diluted share), comprised of the reversal of a $126 million current liability for pending and threatened litigation and the reversal of $7 million of related accrued interest.

Net sales: For the 2009 Third Quarter, consolidated net sales increased 5% compared to the 2008 Third Quarter driven primarily by growth in the C3ISR and AM&M reportable segments. These sales increases were partially offset by a decrease in the Government Services reportable segment. The increase in consolidated net sales from acquired businesses net of divestitures was $28 million, or 0.8%.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services and simulation & training increased by $122 million to $2,032 million, representing approximately 53% of consolidated net sales for the 2009 Third Quarter, compared to $1,910 million, or approximately 52% of consolidated net sales for the 2008 Third Quarter. The increase in service sales was primarily due to an increase in organic sales growth in ISR systems, system field support services, information technology (IT) support services, and marine systems. These increases were partially offset by reduced subcontractor pass-through sales for systems and software engineering and sustainment (SSES) services, a decrease for Iraq-related linguist services and lower volume for contract field services (CFS). Sales from products, primarily from our Specialized Products and C3ISR reportable segments increased by $58 million to $1,810 million, representing approximately 47% of consolidated net sales for the 2009 Third Quarter, compared to $1,752 million, or approximately 48% of consolidated net sales for the 2008 Third Quarter. The increase in product sales was primarily due to growth in C3ISR products, the Joint Cargo Aircraft, and several areas in the Specialized Products reportable segment primarily for EO/IR and microwave products. These increases were partially offset by a decrease in simulation & training due to timing of deliveries and naval power & control systems and aviation products due to reduced demand from commercial customers. See the reportable segment results below for additional discussions of our sales growth.

For the 2009 Year-to-Date Period, consolidated net sales increased 5% compared to the 2008 Year-to-Date Period driven primarily by growth in the C3ISR, AM&M and Specialized Products reportable segments. These increases were partially offset by a decrease in the Government Services reportable segment. The increase in consolidated net sales from acquired businesses net of divestitures was $145 million, or 1%.

Sales from services increased by $181 million to $5,951 million, representing approximately 52% of consolidated net sales for the 2009 Year-to-Date Period, compared to $5,770 million, or approximately 53% of consolidated net sales for the 2008 Year-to-Date Period. The increase in service sales was primarily due to organic sales growth in ISR systems, system field support services, (IT) support services and marine systems. These increases were partially offset by a decrease for Iraq-related linguist services and lower volume for CFS. Sales from products increased by $336 million to $5,456 million, representing approximately 48% of consolidated net sales for the 2009 Year-to-Date Period, compared to $5,120 million, or approximately 47% of consolidated net sales for the 2008 Year-to-Date Period. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Specialized Products reportable segment primarily for EO/IR and microwave products. These increases were partially offset by a decrease in naval power & control systems and aviation products. See the reportable segment results below for additional discussions of our sales growth.

Operating income and operating margin: The 2009 Third Quarter operating income increased by $18 million, or 5%, to $418 million from $400 million for the 2008 Third Quarter. The 2009 Year-to-Date Period operating income decreased by $58 million, or 5%, to $1,211 million from $1,269 million for the 2008 Year-to-Date Period. Higher pension expense in the 2009 Third Quarter decreased operating income by $21 million ($13 million after income taxes, or $0.11 per diluted share) and $56 million ($34 million after income taxes, or $0.29 per diluted share) for the 2009 Year-to-Date Period. The Q2 2008 Items increased consolidated operating income in the 2008 Year-to-Date Period by an aggregate $110 million.

Operating margin for the 2009 Third Quarter remained the same at 10.9% compared to the 2008 Third Quarter and decreased by 110 basis points to 10.6% compared to 11.7% for the 2008 Year-to-Date Period. The increase in pension expense reduced the 2009 Third Quarter and the 2009 Year-to-Date Period each by 50 basis points. See segment results below for additional discussion of segment operating income and margin results. The Q2 2008 Items increased the 2008 Year-to-Date Period operating margin by 110 basis points.

Net interest expense and other income: Net interest expense and other income for the 2009 Third Quarter remained the same compared to the same period last year primarily due to lower interest expense on our term loans, which are based on variable interest rates, offset by lower interest income on cash investments.

Net interest expense and other income for the 2009 Year-to-Date Period decreased compared to the same period last year driven by lower interest expense on our term loans partially offset by $7 million of accrued interest reversed during the 2008 Year-to-Date Period in connection with the Litigation Gain and lower interest income on cash investments.

Effective income tax rate: The effective tax rate for the 2009 Third Quarter decreased by 840 basis points compared to the 2008 Third Quarter. The effective tax rate for the 2009 Year-to-Date period decreased by 350 basis points compared to the 2008 Year-to-Date Period. Excluding the Q2 2008 Items, the effective tax rate for the 2009 Year-to-Date Period would have decreased by 320 basis points. The decrease is primarily due to a tax benefit of $26 million, or $0.22 per diluted share, for a net reversal during the 2009 Third Quarter of amounts previously accrued related to tax years for which the statute of limitations has expired.

Diluted earnings per share and net income: L-3’s diluted earnings per share (diluted EPS) increased by $0.42 to $2.12 for the 2009 Third Quarter from $1.70 for the 2008 Third Quarter, and net income attributable to L-3 increased by $40 million, or 19%, to $250 million from $210 million for the same periods.

In the 2009 Year-to-Date Period as compared to the 2008 Year-to-Date Period, diluted EPS increased by $0.26 to $5.68 from $5.42, and net income attributable to L-3 was $674 million for the 2009 Year-to-Date Period and the 2008 Year-to-Date Period. Excluding the Q2 2008 Items, diluted EPS increased $0.83 to $5.68 compared to $4.85 and net income attributable to L-3 increased $71 million to $674 million compared to $603 million.

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the 2009 Third Quarter decreased by 5.0 million shares, or 4%, compared to the 2008 Third Quarter and for the 2009 Year-to-Date Period decreased by 5.6 million shares, or 5%, compared to the 2008 Year-to-Date Period. The decrease in both periods was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for our reportable segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008(1)	2009	2008(1)
	(dollars in millions)

Net Sales:(2)
C3ISR	$752.9	621.0	$2,224.4	$1,790.0
Government Services	1,010.6	1,042.4	3,084.5	3,249.4
AM&M	742.0	633.7	2,100.8	1,953.0
Specialized Products	1,336.0	1,365.1	3,996.9	3,897.9

Total	$3,841.5	$3,662.2	$11,406.6	$10,890.3

Operating income:
C3ISR	$78.1	$55.8	$251.4	$184.7
Government Services	102.8	100.1	294.6	322.2
AM&M	67.1	70.3	183.9	178.5
Specialized Products	169.8	173.9	480.7	457.7	(3)

Total segment operating income	417.8	400.1	1,210.6	1,143.1	(3)
Litigation gain	—	—	—	126.0

Consolidated operating income	$417.8	$400.1	$1,210.6	$1,269.1

Operating margin:
C3ISR	10.4%	9.0%	11.3%	10.3%
Government Services	10.2%	9.6%	9.6%	9.9%
AM&M	9.0%	11.1%	8.8%	9.1%
Specialized Products	12.7%	12.7%	12.0%	11.7	%(3)
Total segment operating margin	10.9%	10.9%	10.6%	10.5	%(3)
Litigation gain	—	—	—	1.2%

Consolidated operating margin	10.9%	10.9%	10.6%	11.7%

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $3.0 million and $9.6 million and operating income of $1.2 million and $2.3 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the quarter and Year-to-Date Period ended September 26, 2008, and sales of $2.2 million and $13.9 million and operating income of less than

$1 million and $1.8 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the quarter and Year-to-Date Period ended September 26, 2008.
(2)	Net sales are after intercompany eliminations.
(3)	Total segment operating income includes the $12 million Product Line Divestiture gain and the $28 million Impairment Charge, which were recorded in the Specialized Products reportable segment. The Product Line Divestiture gain and Impairment Charge, on a net basis, reduced total segment operating margin by 10 basis points and operating margin for the Specialized Products reportable segment by 40 basis points for the 2008 Year-to-Date Period.

C3ISR

	Third Quarter Ended				Year-to-Date Ended
	September 25,	September 26,			September 25,	September 26,
	2009	2008	Increase		2009	2008	Increase
	(dollars in millions)
Net sales	$752.9	$621.0	$131.9		$2,224.4	$1,790.0	$434.4
Operating income	78.1	55.8	22.3		251.4	184.7	66.7
Operating margin	10.4%	9.0%	140	bpts	11.3%	10.3%	100	bpts

C3ISR net sales for the 2009 Third Quarter increased by 21% compared to the 2008 Third Quarter primarily due to increased demand and new business from the U.S. Department of Defense (DoD) for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2009 Third Quarter increased by 40% compared to the 2008 Third Quarter. Operating margin increased by 140 basis points. Higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems increased operating margin by 260 basis points. These increases were partially offset by an increase in pension expense of $9 million, which reduced operating margin by 120 basis points.

C3ISR net sales for the 2009 Year-to-Date Period increased by 24% compared to the 2008 Year-to-Date Period due to increased demand and new business from the DoD for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2009 Year-to-Date Period increased 36% compared to the 2008 Year-to-Date Period. Operating margin increased by 100 basis points. Higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems increased operating margin by 210 basis points. These increases were partially offset by an increase in pension expense of $24 million, which reduced operating margin by 110 basis points.

Government Services

	Third Quarter Ended				Year-to-Date Ended
	September 25,	September 26,	Increase/		September 25,	September 26,
	2009	2008	(decrease)		2009	2008	Decrease
	(dollars in millions)
Net sales	$1,010.6	$1,042.4	$(31.8)		$3,084.5	$3,249.4	$(164.9)
Operating income	102.8	100.1	2.7		294.6	322.2	(27.6)
Operating margin	10.2%	9.6%	60	bpts	9.6%	9.9%	(30	)bpts

Government Services net sales for the 2009 Third Quarter decreased by 3% compared to the 2008 Third Quarter. Sales declined due to: (1) reduced subcontractor pass-through sales volume of $35 million related to task orders for U.S. Army SSES services stemming from task order renewals migrating to a different contract vehicle where L-3 is not a prime contractor, (2) lower Iraq-related linguist services of $19 million, and (3) $24 million of lower sales volume primarily for intelligence support for the U.S. Army and U.S. Government agencies. These decreases were partially offset by increases in information technology (IT) support services primarily for the U.S. Special Operations Command (USSOCOM) and the executive branch of the U.S. Government due to $14 million of higher sales volume on new and existing contracts. Additionally, net sales from acquired businesses were $32 million, or 3%.

Government Services operating income for the 2009 Third Quarter increased by 3% compared to the 2008 Third Quarter. Operating margin for the 2009 Third Quarter increased by 60 basis points. Operating margins increased by 130 basis points primarily due to an award fee for linguist services and favorable close-outs on completed contracts, and a decline in sales of lower margin linguist and SSES services. These increases were partially offset by lower volume for intelligence support services, which decreased operating margin by 50 basis points. Acquired businesses reduced operating margin by 20 basis points.

Government Services net sales for the 2009 Year-to-Date Period decreased by 5% compared to the 2008 Year-to-Date Period. Sales declined due to: (1) lower Iraq-related linguist services of $222 million, (2) $25 million of lower sales volume due to timing of deliveries for engineering support services, and (3) $17 million of lower sales volume for intelligence support services for the U.S. Army and U.S. Government agencies. These decreases were partially offset by a net increase of $17 million of higher sales volume primarily for new and existing contracts for IT support services for USSOCOM and the executive branch of the U.S. Government. Additionally, net sales from acquired businesses were $82 million, or 3%.

Government Services operating income for the 2009 Year-to-Date Period decreased by 9% compared to the 2008 Year-to-Date Period. Operating margin for the 2009 Year-to-Date Period decreased by 30 basis points. Lower margins on select contract renewals during the 2009 Year-to-Date Period and higher profit margins on certain fixed price contracts in the 2008 Year-to-Date Period reduced operating margin by 60 basis points. Acquired businesses also reduced operating margin by 10 basis points. These decreases were partially offset by a decline in sales of lower margin linguist services, which increased operating margin by 40 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Third Quarter Ended				Year-to-Date Ended
	September 25,	September 26,	Increase/		September 25,	September 26,	Increase/
	2009	2008	(decrease)		2009	2008	(decrease)
	(dollars in millions)
Net sales	$742.0	$633.7	$108.3		$2,100.8	$1,953.0	$147.8
Operating income	67.1	70.3	(3.2)		183.9	178.5	5.4
Operating margin	9.0%	11.1%	(210	)bpts	8.8%	9.1%	(30	)bpts

AM&M net sales for the 2009 Third Quarter increased by 17% compared to the 2008 Third Quarter. The increase in sales is due to: (1) $90 million of higher sales primarily for new contracts and higher demand from existing contracts for systems field support services for U.S. Army and U.S. Air Force rotary and fixed wing training aircraft and U.S. Special Operations Forces logistics support, and (2) $48 million of higher sales volume for Joint Cargo Aircraft (JCA). These increases were partially offset by $30 million of sales volume declines for CFS as fewer task orders were received because of more competitors on the current contract that began on October 1, 2008.

AM&M operating income for the 2009 Third Quarter decreased by 5% compared to the 2008 Third Quarter. Operating margin decreased by 210 basis points. The decrease is due to: (1) a change in sales mix, primarily higher sales volume for lower margin JCA and system field support services, which reduced operating margin by 130 basis points, and (2) lower sales volume and sales prices for CFS, which reduced operating margin by 30 basis points. In addition, the 2008 Third Quarter included approximately $3 million of income to adjust litigation accruals, which reduced operating margin by 50 basis points.

AM&M net sales for the 2009 Year-to-Date Period increased by 8% compared to the 2008 Year-to-Date Period due to $196 million of higher sales volume primarily for systems field support services and $40 million of higher sales volume for JCA, which were partially offset by sales volume declines of $88 million for CFS.

AM&M operating income for the 2009 Year-to-Date Period increased 3% compared to the 2008 Year-to-Date Period. Operating margin decreased by 30 basis points. Sales volume declines for CFS reduced operating margin by 30 basis points and margins declined by 50 basis points primarily due to cost increases on international aircraft modernization contracts. In addition, the 2008 Year-to-Date Period included $10 million of charges to adjust litigation accruals, which increased operating margin by 50 basis points.

Specialized Products

	Third Quarter Ended				Year-to-Date Ended
	September 25,	September 26,			September 25,	September 26,	Increase/
	2009	2008	Decrease		2009	2008	(decrease)
	(dollars in millions)
Net sales	$1,336.0	$1,365.1	$(29.1)		$3,996.9	$3,897.9	$99.0
Operating income	169.8	173.9	(4.1)		480.7	457.7	23.0
Operating margin	12.7%	12.7%	—	bpts	12.0%	11.7%	30	bpts

Specialized Products net sales for the 2009 Third Quarter decreased by 2% compared to the 2008 Third Quarter reflecting lower sales volume primarily: (1) $40 million for simulation & training, precision engagement and displays due to the timing of certain deliveries and delays in receipt of expected orders, (2) $15 million for naval power & control systems and aviation products as a result of reduced demand from commercial customers caused by the global economic recession, and (3) $12 million for combat propulsion systems due to a reduction in DoD funding for the Bradley fighting vehicle. These decreases were partially offset by increases of: (1) $22 million for microwave products primarily due to deliveries of mobile and ground based satellite communications systems and spare parts for the U.S. military and higher sales volume for tactical signal intelligence systems, and (2) $16 million for EO/IR products primarily due to demand and deliveries on new and existing contracts.

Specialized Products operating income for the 2009 Third Quarter decreased by 2% as compared to the 2008 Third Quarter. Operating margin remained the same as compared to the 2008 Third Quarter. Operating margin increased by 110 basis points primarily due to higher sales volume, favorable sales mix and improved contract performance for EO/IR products and improved contract performance for precision engagement. The 2008 Third Quarter also included a charge of $4 million to adjust certain litigation accruals, which increased operating margin by 30 basis points. These increases were offset by: (1) an increase in pension expense of $11 million, which reduced operating margin by 80 basis points, (2) lower sales volume for simulation & training due to timing of deliveries, which reduced operating margin by 50 basis points, and (3) acquired businesses, which decreased operating margin by 10 basis points.

Specialized Products net sales for the 2009 Year-to-Date Period increased by 3% compared to the 2008 Year-to-Date Period reflecting higher sales volume primarily: (1) $64 million for EO/IR products and $51 million for microwave products driven by trends similar to the 2009 Third Quarter, (2) $14 million for simulation & training primarily related to new and existing contracts, and (3) $12 million for combat propulsion systems mostly from continued performance on existing contracts. The increase in net sales from acquired businesses, net of divestitures, was $64 million, or 2%, and pertains mostly to the Electro-Optical Systems (EOS) business acquired on April 21, 2008 and to Chesapeake Sciences Corporation acquired on January 30, 2009. These increases were partially offset primarily by a decrease of $77 million for naval power & control systems and aviation products, $16 million for displays and $13 million for precision engagement products driven by trends similar to the 2009 Third Quarter.

Specialized Products operating income for the 2009 Year-to-Date Period increased by 5% as compared to the 2008 Year-to-Date Period. Operating margin of 12.0% for the 2009 Year-to-Date Period increased by 30 basis points. Excluding the Product Line Divestiture Gain and non-cash Impairment Charge, operating margin for the 2009 Year-to-Date Period of 12.0% decreased by 10 basis points compared to the 2008 Year-to-Date Period. An increase in pension expense of $31 million reduced operating margin by 80 basis points and lower sales volume for aviation products reduced operating margin by 30 basis points. These decreases were partially offset by higher sales volume and favorable sales mix primarily for EO/IR products and improved contract performance for precision engagement, which increased operating margin by 80 basis points, and acquired businesses, which increased operating margin by 10 basis points. In addition, the 2008 Year-to-Date Period included $6 million of charges to adjust litigation accruals, which increased operating margin by 10 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of September 25, 2009, we also had $965 million of borrowings available under our $1 billion revolving credit facility, after reductions of $35 million for outstanding letters of credit, subject to certain conditions. On October 23, 2009, we replaced our $1 billion revolving credit facility, which was due to expire on March 9, 2010, with a new $1 billion three-year revolving credit facility that expires on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our recent debt refinancing during the fourth quarter of 2009, which improved our debt maturity profile and reduced our outstanding debt balance, see “Financing Activities-Debt” on page 52.

Balance Sheet

Billed receivables increased by $44 million to $1,270 million at September 25, 2009 from $1,226 million at December 31, 2008 primarily due to: (1) higher sales primarily for systems field support services, networked communications and ISR systems, (2) $10 million for foreign currency translation adjustments, and (3) $17 million of acquired billed receivables. These increases were partially offset by collections primarily for training services, propulsion systems, naval power and control systems, secure communications products and linguist services.

Contracts in process increased $131 million to $2,398 million at September 25, 2009, from $2,267 million at December 31, 2008. The increase included $9 million for foreign currency translation adjustments, $24 million primarily for acquired contracts-in-process, and $98 million from:

•	Increases of $55 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization, propulsion systems, simulation & training, and networked communications; and

•	Increases of $43 million in inventoried contract costs across several business areas, primarily EO/IR products, propulsion systems, displays and secure communications products to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 70 at September 25, 2009, compared with 69 at December 31, 2008 and 71 at September 26, 2008. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 25, 2009, 366 days at December 31, 2008 and 364 days at September 26, 2008). Our trailing 12 month pro forma sales were $15,492 million at September 25, 2009, $14,976 million at December 31, 2008 and $14,819 million at September 26, 2008.

Goodwill increased by $159 million to $8,188 million at September 25, 2009 from $8,029 million at December 31, 2008. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
			(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	—	5	—	57	62
Foreign currency translation adjustments(2)	14	2	30	51	97

Balance at September 25, 2009	$876	$2,320	$1,151	$3,841	$8,188

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The increase in goodwill from foreign currency translation adjustments is due to the weakening of the U.S. dollar during the 2009 Year-to-Date Period against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

The increase in accrued expenses was primarily due to the timing of invoices received for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates and payments for salaries and wages. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for ISR systems, networked communications and simulation & training, partially offset by an increase due to performance based billings for certain aircraft modernization contracts.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension plan expenses exceeding cash contributions to pension plans during the 2009 Year-to-Date Period. We expect to contribute cash of approximately $65 million to our pension plans for all of 2009, of which $46 million was contributed during the 2009 Year-to-Date Period.

Statement of Cash Flows

Year-to-Date Period Ended September 25, 2009 Compared with Year-to-Date Period Ended September 26, 2008

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 25,	September 26,
	2009	2008
	(in millions)

Net cash from operating activities	$978	$1,031
Net cash used in investing activities	(211)	(352)
Net cash used in financing activities	(464)	(595)

Operating Activities

We generated $978 million of cash from operating activities during the 2009 Year-to-Date Period, a decrease of $53 million compared with $1,031 million generated during the 2008 Year-to-Date Period. The decrease was due to: (1) lower non-cash expenses of $67 million, primarily due to lower deferred income taxes, and (2) a decrease in net income of $1 million. These decreases were partially offset by less net cash used of $15 million for changes in operating assets and liabilities primarily for contracts in process and other current liabilities (mainly the Litigation Gain), partially offset by more cash used for changes in accounts payable and advance payments and billings in excess of costs incurred. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 50.

Investing Activities

During the 2009 Year-to-Date Period, we used $211 million of cash in the aggregate primarily to: (1) acquire CSC, and (2) pay $128 million for capital expenditures.

Financing Activities

Debt

See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our long-term debt at September 25, 2009. Our senior credit agreement at September 25, 2009 provided for a term loan and a $1 billion revolving credit facility. At September 25, 2009, borrowings under the term loan were $650 million (classified as a current liability), and available borrowings under our revolving credit facility were $965 million, after reductions for outstanding letters of credit of $35 million. There were no outstanding revolving credit borrowings under our senior credit facility at September 25, 2009. Total debt outstanding was $4,510 million at September 25, 2009, compared to $4,493 million at December 31, 2008.

On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (2009 Notes). The 2009 Notes have an effective interest rate of 5.25% and were issued at a discount of $4 million. Interest on the 2009 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2010. The net cash proceeds from this offering amounted to approximately $988 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ outstanding $750 million 7 5/8% Senior Subordinated Notes due in 2012 (2002 Notes) on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million term loan on October 7, 2009. In connection with the redemption of the 2002 Notes, we will record a debt retirement charge in the fourth quarter of 2009 of approximately $9 million ($6 million after income tax, or $0.05 per diluted share). The 2009 Notes are unsecured, senior obligations of L-3 Communications, rank equal in right of payment with all of L-3 Communications’ existing and future senior indebtedness and rank senior in right of payment to all of L-3 Communications’ existing and future senior subordinated indebtedness. The 2009 Notes are also guaranteed on a senior, unsecured basis by each of L-3 Communications’ material domestic subsidiaries that guarantee any of L-3 Communications’ other indebtedness. On a pro forma basis after giving effect to the offering of the 2009 Notes, the redemption of the 7 5/8% Senior Subordinated Notes due 2012 and the repayment of the outstanding $650 million term loan, total debt outstanding would have been $4,106 million at September 25, 2009 and our remaining outstanding debt would mature between July 15, 2013 and August 1, 2035.

On October 23, 2009, L-3 Communications replaced its $1 billion revolving credit facility with a new $1 billion three-year revolving credit facility maturing on October 23, 2012.

Credit Ratings. Our credit ratings as of October 2009 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB-	BB+
Fitch Ratings	BBB-	BB+
Moody’s Investors Service	Baa2	Ba2

Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on L-3 Communications or its subsidiaries by any of these agencies are announced publicly and are available from the agencies. Our ability to access the capital markets could be impacted by a downgrade in one or more of our debt ratings. If this were to occur, we could incur higher borrowing costs.

Debt Covenants and Other Provisions. The revolving credit facility, senior notes and senior subordinated notes contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for a description of our debt that was outstanding at September 25, 2009 and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit agreement in effect as of September 25, 2009. As of September 25, 2009, we were in compliance with our financial and other restrictive covenants. For additional information on the terms of L-3 Communications’ 2009 Notes and $1 billion three-year revolving credit facility maturing October 23, 2012, including the financial and other restrictive covenants, see our Current Reports on Form 8-K dated October 2, 2009 and October 23, 2009, respectively. The indenture governing the terms of the 2009 Notes is filed as an exhibit to this report and the credit agreement governing the terms of the new $1 billion three-year revolving credit facility is incorporated by reference as an exhibit to this report.

The borrowings under the senior credit agreement are guaranteed by L-3 Holdings and by substantially all of the wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior notes are guaranteed on an unsecured senior basis, jointly and severally, by each of L-3 Communications’ material domestic subsidiaries that guarantee any of L-3 Communications’ other indebtedness. The guarantees of the senior notes rank pari passu to the guarantees of the senior credit agreement and rank senior to the guarantees of the senior subordinated notes. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit agreement and the senior notes. The payment of principal and premium, if any, and interest on the 3% Convertible Contingent Debt Securities (CODES) due 2035 are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility and the senior notes.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $120.17) of the then current conversion price (currently $100.14) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ common stock price on October 30, 2009 was $72.29 per share.

Equity

Repurchases of L-3 Holdings common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings common stock during the 2009 Year-to-Date Period.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 – March 27, 2009	3,385,982	$68.39	$232
March 28 – June 26, 2009	971,231	$71.84	$69
June 27 – September 25, 2009	1,280,986	$74.20	$95

Total	5,638,199	$70.30	$396

At September 25, 2009, the remaining dollar value under the share repurchase program was $535 million.

From September 26, 2009 through November 4, 2009, L-3 repurchased 324,207 shares of L-3 Holdings’ common stock at an average price of $74.10 per share for an aggregate amount of $24 million.

During the 2009 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividend
Date Declared	Record Date	Per Share	Date Paid	Paid
		(In millions)

February 5, 2009	February 19, 2009	$0.35	March 16, 2009	$42
April 28, 2009	May 18, 2009	$0.35	June 15, 2009	$41
July 14, 2009	August 17, 2009	$0.35	September 15, 2009	$41

On October 6, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on December 15, 2009 to shareholders of record at the close of business on November 17, 2009.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 16 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing initiative;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act (FCPA), including Titan’s ability to maintain its export licenses as well as the outcome of other FCPA matters;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the factors updated in “Part II-Item 1A — Risk Factors” contained in this quarterly report.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2009 Year-to-Date Period. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 25, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2009. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of September 25, 2009, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 16 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and as updated below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget. As is the case with most other U.S. defense contractors, we have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. We expect future DoD budgets, including supplemental appropriations, to grow at a significantly slower pace than the past several years, and to possibly flatten. DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, new administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Given the potential for uncertainty in the DoD fiscal process as we begin a new political era in the United States, and given the dangerous and volatile global condition in which the U.S. is a primary stabilizing force, our approach to future business planning will include our best assessments and judgments on how to account for change and adapt to new conditions and circumstances. These assessments and judgments are based on the best information we have at the time they are being made and may or may not turn out to be correct.

We rely predominantly on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 81%, or $12 billion, of our sales for the year ended December 31, 2008 were made directly or indirectly to U.S. Government agencies, including the DoD. Aggregate sales from our five largest contracts amounted to $1.8 billion, or 12% of our sales for the year ended December 31, 2008, and included our Special Operations Forces Support Activity (SOFSA) contract. Sales from the SOFSA contract were approximately $400 million, or 2.7% of our sales during 2008. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. We may not succeed in the recompetition. In the interim, L-3’s incumbent contract has been extended until February 2010.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and products providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Iraq or Afghanistan, or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s recent announcement to in-source contractor support services jobs by fiscal year 2014 could result in material decreases in our sales, earnings and cash flows.

The U.S. Government has announced an initiative to reduce the role of private sector contractors currently performing support services jobs. As part of this initiative, the U.S. Government intends by fiscal year 2014 to convert approximately 33,000 DoD support service jobs currently performed by the private sector to government positions. This initiative will primarily affect the businesses within the Government Services reportable segment and could result in the Company losing certain of its existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that is registered pursuant to Section 12 of the Exchange Act during the 2009 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
			Total number	(or approximate
			of shares	dollar value)
			purchased	of shares that
	Total number	Average	as part of	may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	plans or programs	the plans or programs(1)
				(in millions)

June 27 – July 31, 2009	206,555	$70.35	206,555	$615
August 1 – August 31, 2009	747,800	$74.41	747,800	$560
September 1 – September 25, 2009	326,631	$76.15	326,631	$535

Total	1,280,986	$74.20	1,280,986

(1)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. All purchases of shares described in the table above were made pursuant to the new share repurchase program.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

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
(Principal Financial Officer)

Date: November 4, 2009

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.		Description of Exhibits

3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2		Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009).
4.3		Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
*4	.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.5		Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
*4	.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.7		Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
*4	.8	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.9		Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).

*4	.10	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.11		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*4	.12	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.13		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
*4	.14	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee.
*4	.15	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee.
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of September 25, 2009 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

***	Furnished electronically with this report.