Form 10-K
period 2009-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2010-02-26
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file numbers 001-14141 and 333-46983
L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York, NY (Address of principal executive offices)	10016 (Zip Code)
(212) 697-1111
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

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
☒ Yes ☐ No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrants as of June 26, 2009 was approximately $8.0 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 115,586,276 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on April 27, 2010, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1.	Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. L-3 is a prime system contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, government services, and aircraft modernization and maintenance. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2009, we generated sales of $15.6 billion, operating income of $1,656 million and net cash from operating activities of $1,407 million. The table below presents a summary of our 2009 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” on page 13.

		% of
	2009 Sales	Total Sales
	(in millions)

DoD	$11,932	76%
Other U.S. Government	1,127	7

Total U.S. Government	$13,059	83%
Foreign governments	1,082	7
Commercial – foreign	867	6
Commercial – domestic	607	4

Total sales	$15,615	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems (previously named Specialized Products). During the 2009 fourth quarter, we renamed our Specialized Products reportable segment Electronic Systems to better describe the nature of the segment’s businesses. Financial information for our reportable segments, including financial information about geographic areas, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22 to our audited consolidated financial statements.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality and affordable solutions. Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, select business acquisitions and divestitures, and dividends and share repurchases, enabling us to grow the Company and also return cash to our shareholders. We intend to maintain and expand our position as a leading prime system contractor and supplier of products, subsystems, systems and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the elements discussed below.

Entrepreneurial, Accountable and Results-Driven Culture. A key part of L-3’s strategy is to create an entrepreneurial, accountable, and results-driven culture that is focused on meeting our customer’s needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and with a commitment to the highest standards of ethical conduct is an important part of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Focus On Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts in terms of on-budget, on-schedule and in accordance with our contractual obligations is the foundation for successfully meeting our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria in our existing contracts. We will continue to focus on delivering superior contract performance to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Expand our Prime Contractor and Supplier Positions. We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also intend to enter into “teaming” arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. We also expect to identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products and services to existing and new customers. Furthermore, we intend to continue to supplement our growth by participating in and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

Align Research & Development with Customer Priorities. We intend to continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration among our businesses to offer the best quality and competitive solutions and services to our customers.

Grow Sales Organically and Selectively Acquire Businesses. We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to continue to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single contract, follow-on or new business opportunities. We also expect to continue to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs and contracts, or provide access to select customers and provide attractive returns on investment.

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow sales.

Collaborate to Increase Growth Opportunities. We intend to continue to collaborate among our diversified businesses to develop new business opportunities. The combination of our leading technologies and our speed and agility to meet customer requirements and priorities will allow us to accelerate our shift from a “black box” provider to a system solutions provider.

Selected Recent Business Acquisitions and Business and Product Line Dispositions

During the year ended December 31, 2009, we used cash of $90 million for business acquisitions. We did not sell any businesses or dispose of any product lines during 2009. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Business and Product Line Dispositions” on page 38 for additional details about our 2009 business acquisitions, including their aggregate purchase prices.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below.

C3ISR Reportable Segment

In 2009, C3ISR net sales of $3,095 million represented 20% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time, the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
ISR Systems
• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• U.S. Air Force (USAF), United Kingdom (U.K.) Ministry of Defence (MoD) and other allied foreign militaries ISR aircraft platforms

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms
Networked Communications

• Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD

• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers

• Satellite command and control sustainment and support	• Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	• USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges
Secure Communications Products

• Secure communication terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

• Ground-based satellite communication terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

• Shipboard communications systems	• Internal and external communications (radio rooms)	• U.S. Navy (USN), U.S. Coast Guard (USCG) and allied foreign navies

Government Services Reportable Segment

In 2009, Government Services net sales of $4,155 million represented 27% of our total net sales. The businesses in this segment provide a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist and translation services and related management to support contingency operations and current intelligence-gathering requirements;

•	Command & Control Systems and Software services in support of maritime and expeditionary warfare;

•	intelligence, analysis and solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services;

•	technical and management services, which provide support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise IT support, systems and other services to the DoD and other U.S. federal agencies.

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
• U.S. Agency for International Development, foreign governments, World Bank and Non-Governmental Organizations

Enterprise IT Solutions

• Network and enterprise administration and management	• Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	• U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM, Federal Aviation Administration (FAA) and NASA

• Systems acquisition and advisory support and comprehensive operational support services	• Requirements definition, program management, planning and analysis, systems engineering, integration and development, intelligence analysis and managing and network engineering	• U.S. Army, USAF, USN and DHS

Intelligence Solutions and Support

• System support and concept operations (CONOPS)	• C3ISR, modeling and simulation	• DoD, U.S. Missile Defense Agency (MDA), U.S. Government intelligence agencies, and NASA

• IT services	• IT infrastructure modernization and operations	• U.S. Government intelligence agencies and U.K. MoD

• Information management and IT systems support and software design, development and systems integration	• Intelligence and operations support, C3 systems, network centric operations and information operations	• DoD and U.S. Government intelligence agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Linguistic, interpretation, translation and analyst services	• Counterintelligence, threat protection and counter terrorism	• U.S. Army

Command & Control Systems and Software

• Software engineering/software sustainment, operations analysis, research, technical analysis, training and test and evaluation	• Software, systems and field services support for C4ISR Systems, fixed and rotary wing aircraft, naval vessels and ground vehicles	• U.S. Army, USN and USMC

• Communication systems and software engineering services	• Value-added, critical software support for C3 ISR systems, electronic warfare and fire support systems	• U.S. Army Communications – Electronics Command (CECOM)

• Acquisition and Procurement Support	• Support defense acquisition programs, develop acquisition roadmaps, capability assessments and develop requirements	• U.S. Army, USN and USMC

• Systems Engineering and Integration Support	• System design and development, platform simulations, systems testing, prototype development and deployment and hardware and software integration	• USMC, U.S. Army and, USSOCOM

Global Security & Engineering Solutions

• Surveillance systems and products, including installation and logistics support	• Remote surveillance for U.S. borders	• DHS

• Security Solutions	• Border security systems, area surveillance and access control, critical infrastructure protection, continuity planning and emergency management	• DHS, USMC and Customs and Border Patrol

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

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2009, AM&M net sales of $2,827 million represented 18% of our total net sales. The businesses in this segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, vehicles and personnel equipment;

•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and construction; and

•	aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, support and supply chain management, primarily for military training, tactical, cargo and utility aircraft.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our AM&M reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Aircraft and Base Support Services

• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, USN, USSOCOM, Canadian DND and other allied foreign militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC

• Contractor operated and managed base supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft

Aircraft Modernization

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products, interior modifications	• USN, USAF, USSOCOM, Canadian DND, Royal Australian Air Force, other allied foreign governments, various military, fixed and rotary wing aircraft, very important person and head of state aircraft

• Fabrication and assembly of fixed and rotary wing aeronautical structures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, and parts fabrication for original equipment manufacturers	• U.S. Army, USN, USMC and Canadian DND

Electronic Systems Reportable Segment

In 2009, Electronic Systems net sales of $5,538 million represented 35% of our total net sales. The businesses in this reportable segment provide a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems net sales in 2009.

% of 2009
Business Area	Segment Sales

Power & Control Systems	17%
Electro-Optic/Infrared (EO/IR)	16
Microwave	15
Avionics & Displays	10
Simulation & Training	10
Precision Engagement	9
Security & Detection	5
Propulsion Systems	5
Telemetry & Advanced Technology	5
Undersea Warfare	5
Marine Services	3

Total Electronic Systems	100%

The table below provides additional information for the systems, products, and services selected applications and selected platforms or end users of our Electronic Systems reportable segment.

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

• Soldier Systems Night Vision (NV) and weapon sights products
•   Image intensified NV goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, Marines, sailors and law enforcement personnel
• U.S. Army, USN, USMC, DHS, allied foreign militaries and law enforcement agencies

Microwave

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and original equipment manufacturers, SATCOM for DoD and various government agencies

• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast

• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communication systems	• U.S. Army, USAF and various DoD agencies

• High dynamic small aperture Ku/Ka-band receive/transmit systems	• Off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move	• U.S. Army and various DoD agencies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
• Spread spectrum & time division multiple access modems that support ultra high frequency (UHF) using Ka band operation	• On the move SATCOM and other tactical communications systems utilizing small aperture terminals	• U.S. military and various international allied military and special forces customers

• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

Avionics & Displays

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• U.K. MoD and U.K. Royal Army

Simulation & Training

• Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries

• Training services, integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied foreign military customers

Precision Engagement

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied foreign ministries of defense

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electromechanical safety arming devices (ESADs)	• Various DoD and allied foreign military customers

Security & Detection

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation and Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs agency, various regulatory authorities and private security companies

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense

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

Telemetry & Advanced Technology

• Telemetry and instrumentation systems	• Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight tracking, testing and termination	• Aircraft, missiles and satellites

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation systems for decontamination and industrial applications	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Undersea Warfare

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied foreign navies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Marine Services

• Shipboard electronics racks, rugged computers, rugged displays and communication terminals	• Ruggedized displays, computers and electronic systems	• Naval vessels and other DoD applications

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• Ship repair, overhaul and maintenance, ship instructions, and battle force tactical training	• Embedded shipboard training systems	• USN, USCG and commercial shipowners

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. A table that presents our funded backlog, percent of December 31, 2009 funded backlog expected to be recorded as sales in 2010 and funded orders for each of our reportable segments is located in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog and Orders” on page 62.

Major Customers

The table below presents a summary of our 2009 sales by end customer and the percent contributed by each to our total 2009 sales. For additional information regarding domestic and foreign sales, see Note 22 to our audited consolidated financial statements.

		% of
	2009 Sales	Total Sales
	(in millions)

Army	$4,107	26%
Air Force	3,721	24
Navy/Marines	2,544	16
Other Defense	1,560	10

Total DoD	$11,932	76%
Other U.S. Government	1,127	7

Total U.S. Government	$13,059	83%
Foreign governments	1,082	7
Commercial — foreign	867	6
Commercial — domestic	607	4

Total sales	$15,615	100%

Direct sales to the end customer represent approximately 70% of our consolidated sales, and we are a subcontractor or supplier for the remaining 30%. Additionally, approximately 75% of our DoD sales for 2009 were direct to the customer, and approximately 25% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2009, our five largest contracts generated 12% of our consolidated sales. For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales, was the Special Operation Forces Support Activity (SOFSA) contract, which generated approximately 3% of our sales. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. We were notified that a new solicitation will be issued in approximately April 2010, with an expected award date of January 2011. We may not succeed in the recompetition for the next SOFSA contract. We anticipate receiving funding on our current contract extending it from February 28, 2010 to the end of 2010, although we have not yet received the contract extension modification.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and systems and develop new products, technologies, and systems. As of December 31, 2009, we employed approximately 13,000 engineers, a substantial portion of whom hold advanced degrees, and work on company sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2009, 2008 and 2007 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2009	2008	2007

Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$195	$176	$161
Commercial Businesses	62	78	86

Total	$257	$254	$247

Customer-funded research and development costs pursuant to contracts (revenue arrangements) are not included in the table above because they are direct contract costs and are charged to cost of sales when the corresponding revenue is recognized. See Note 2 to our audited consolidated financial statements for additional information regarding research and development.

Competition

Our businesses generally encounter intense competition. We believe that we are a major provider for many of the products and services we offer to our DoD, government and commercial customers.

Our ability to compete for existing and new business depends on a variety of factors, including,

•	the effectiveness and innovation of our technologies, systems and research and development programs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	historical technical and schedule performance;

•	our ability to attain supplier positions on contracts;

•	our ability to maintain an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete; and

•	our ability to quickly and flexibly meet customer requirements and priorities.

In some instances, we are the incumbent supplier or have been the sole provider on a contract for many years, and we refer to these positions as “sole-source”. On our sole-source contracts, there may be other suppliers who have the capability to compete for the contracts involved, but they can only enter the market if the customer chooses to reopen the particular contract to competition. Sole-source contracts are generally re-competed every three to five years and at times more frequently. For the year ended December 31, 2009, contracts where we held sole-source positions accounted for 51% of our total sales and contracts which we had competitively won accounted for 49% of our total sales.

We believe we are the defense supplier with one of the broadest and most diverse portfolios of products and services. We are primarily a non-platform prime system contractor and have diverse subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for (i) certain products, subsystems and systems, where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services. We believe that a majority of our businesses enjoy the number one or number two competitive position in their market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position responsiveness and past performance. Some of these competitors are larger than we are and, therefore, have greater financial and other resources than we have.

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

Raw Materials

Generally, our businesses engage in limited manufacturing activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

A significant portion of our sales are derived from sole-source contracts as discussed above. We believe that our customers award sole-source contracts to the most capable supplier in terms of quality, responsiveness, design, engineering and program management competency and cost. However, as discussed above, we are increasingly competing against other prime system contractors for major subsystems and systems business. As a consequence of our competitive position, for the year ended December 31, 2009, we won contract awards at a rate in excess of 53% on new competitive contracts that we bid on, and at a rate in excess of 95% on the number of contracts we rebid for when we were the incumbent supplier.

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material type. Generally, a fixed-price type contract offers higher profit margin potential than a cost-plus type or time-and-material type contract, which is commensurate with the greater levels of risk we assume on a fixed-price type contract.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Sales from cost-plus type contracts with award fees were approximately $1.1 billion for the year ended December 31, 2009. Sales from cost-plus type contracts with incentive fees were approximately $751 million for the year ended December 31, 2009. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees achieving 95% of the available award fees on average during the year ended December 31, 2009.

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

We believe we have a balanced mix of fixed-price, cost-plus and time-and-material type contracts, a diversified business base and an attractive customer profile with limited reliance on any single contract.

The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
Contract-Type	2009	2008	2007

Fixed-price	57%	54%	51%
Cost-plus	28%	27%	30%
Time-and-material	15%	19%	19%

Total sales	100%	100%	100%

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price type contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” on page 19 for a discussion of certain additional business risks specific to our government contracts.

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

For the year ended December 31, 2009, we contributed $10 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions. At December 31, 2009, the aggregate projected benefit obligation was $256 million and the aggregate plan assets were $174 million for the Subject Plans. At December 31, 2009, we recorded a liability of $82 million for the under funded status of the Subject Plans.

Employees

As of December 31, 2009, we employed approximately 67,000 full-time and part-time employees, 84% of whom were located in the United States. Of these employees, approximately 15% are covered by 119 separate collective bargaining agreements with various labor unions. The success of our business is primarily dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2009 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.

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

To learn more about L-3, please visit the Company’s Web site at http://www.L-3com.com. From time to time, L-3 uses its Web site as a channel of distribution of material Company information. Financial and other material information regarding L-3 is routinely posted on the Company’s Web site and is readily accessible.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of these risks could materially affect our business and our financial condition, results of operations and cash flows, which could in turn materially affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, earnings and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget. As is the case with most other U.S. defense contractors, we have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. The President’s DoD defense budget request, for the government’s fiscal year ending September 30, 2011, excluding overseas contingencies operations supplemental requests, indicates continued growth over the fiscal year 2010 period, although at a slower pace. We expect future DoD budgets, including supplemental appropriations, to grow at a significantly slower pace than the past several years, and to possibly flatten. DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits, current or future economic conditions, presidential administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact and outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in U.S. government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows. U.S. Government contracts are also conditioned upon continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. We believe that given the dangerous and volatile global condition in which the U.S. is a primary stabilizing force, our approach to future business planning will include our best assessments and judgments on how to account for change and adapt to new conditions and circumstances.

We rely predominantly on sales to U.S. Government entities, and the loss of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 83%, or $13.1 billion, of our sales for the year ended December 31, 2009 were made directly or indirectly to U.S. Government agencies, including the DoD. Aggregate sales from our five largest contracts (revenue arrangements) amounted to approximately $1.9 billion, or 12% of our sales for the year ended December 31, 2009, and included our Special Operations Forces Support Activity (SOFSA) contract. Sales from the SOFSA contract were approximately $455 million, or 3% of our sales during 2009. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. We were notified that a new solicitation will be issued in approximately April 2010, with an expected award date of January 2011. We may not succeed in the recompetition for the next SOFSA contract. We anticipate receiving funding on our current contract extending it from February 28, 2010 to the end of 2010, although we have not yet received the contract extension modification.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Iraq or Afghanistan, or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts;

•	audit our contract-related costs and fees, including allocated indirect costs; and

•	control and potentially prohibit the export of our products and systems.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including certain business acquisition costs, most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

The DoD’s recent announcement to in-source contractor support services jobs by fiscal year 2014 could result in a material decrease in our sales, earnings and cash flows.

The U.S. Government has announced an initiative to reduce the role of private sector contractors currently performing support services jobs. As a part of this initiative, the U.S. Government intends by fiscal year 2014 to convert approximately 33,000 DoD support service jobs currently performed by the private sector to government positions. This initiative will primarily affect the businesses within the Government Services reportable segment and could result in the Company losing certain of its existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

In addition to these U.S. Government contract risks, we are not permitted to export some of our products and are also required to obtain licenses from U.S. Government agencies to export many of our products and systems. Failure to receive required licenses would eliminate our ability to sell our products and systems outside the United States.

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

We are from time to time subject to governmental investigations relating to our operations. We are currently cooperating with the U.S. Government on several investigations, including but not limited to, an investigation by the Department of Justice Criminal Antitrust Division regarding information technology services performed for the

U.S. Air Force. For a discussion of this matter, see the Titan Government Investigation in Note 19 to our audited consolidated financial statements on page F-46.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to potential future claims and these levels of insurance may not be available in the future at economical prices or at all. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of the material litigation to which we are currently a party, see Note 19 to our audited consolidated financial statements on page F-46.

If we are unable to keep pace with rapidly evolving products and service offerings and technological change, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

The rapid change of technology is a key feature of most of the markets in which our products, services and systems oriented businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through certain business acquisitions. We may not be able to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past, we have allocated substantial funds to capital expenditures, programs and other investments. This practice will continue to be required in the future. Even so, we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products and systems in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products, services and systems obsolete or non-competitive.

Our business acquisition strategy involves risks, and we may not successfully implement our strategy.

We opportunistically seek to acquire businesses that enhance our capabilities and add new technologies, products, services, programs, contracts, and customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional business acquisitions, we may not realize the benefits anticipated from these acquisitions, including cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for business acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable credit market conditions.

The process of integrating the operations of acquired businesses into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt, as well as more restrictive covenants. On February 18, 2010, we entered into an agreement to acquire all the outstanding common stock of a business for approximately $613 million. We anticipate completing this acquisition in the second quarter of 2010, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price with cash on hand. Although we have not entered into any other agreements with respect to any other business acquisition transaction at this time, we consider and may enter into business acquisitions on an ongoing basis and may be evaluating acquisitions or engaging in acquisition negotiations at any given time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted and unasserted claims and liabilities.

Goodwill represents a significant asset on our balance sheet. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test is based on determining the fair value of our reporting units. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 39.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 39.

The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
	2009	2008	2007

Contract-Type
Fixed-price	57%	54%	51%
Cost-plus	28%	27%	30%
Time-and-material	15%	19%	19%

Total sales	100%	100%	100%

Substantially all of our cost-plus and time-and-material type contracts are with the U.S. Government, primarily the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price type contract sales.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus type and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

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

The defense industry and the other industries in which our businesses operate and the market for defense applications is highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect that competition for original equipment manufacturing business will increase due to the continued emergence of merchant suppliers. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition” beginning on page 14.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or ability to incur additional debt.

At December 31, 2009, we had approximately $4,150 million in aggregate principal amount of outstanding debt. In addition, at December 31, 2009, we had borrowing capacity of $968 million available to us under our new three-year $1 billion revolving credit facility that expires on October 23, 2012 (Revolving Credit Facility), after reductions of $32 million for outstanding letters of credit. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements. Holders of our $700 million Convertible Contingent Debt Securities (CODES) may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. Furthermore, the first scheduled maturity of our existing debt is our $400 million 6 1/8% senior subordinated notes maturing on July 15, 2013. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” on page 58.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry, as well as commercial industries in which we operate. It is possible that in the future our business may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements. Our level of indebtedness has important consequences to us. These consequences may include:

•	requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•	limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	increasing interest expenses due to higher interest rates on our Revolving Credit Facility as it has a variable interest rate;

•	heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•	impacting debt covenants that limit our ability to borrow additional funds, dispose of assets, pay cash dividends to our shareholders or repurchase shares of our common stock. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2009, we had $9,114 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” on page 60.

Our debt agreements restrict our ability to finance our future operations and, if we are unable to meet our financial ratios, could cause our existing debt to be accelerated.

Our debt agreements contain a number of significant covenants that, among other things, restrict our ability to:

•	sell assets;

•	incur more indebtedness;

•	repay certain indebtedness;

•	make certain investments or business acquisitions;

•	make certain capital expenditures;

•	engage in business mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, some of our debt agreements also require us to maintain compliance with certain financial ratios, including (1) total consolidated earnings before interest, taxes, depreciation and amortization to total consolidated cash interest expense, (2) total consolidated funded indebtedness less designated cash balances to total consolidated earnings before interest, taxes, depreciation and amortization, and (3) consolidated senior indebtedness less designated cash balances to consolidated earnings before interest, taxes, depreciation and amortization. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of any of these agreements or our inability to comply with the required financial ratios or covenants could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to:

•	declare all outstanding debt, accrued interest and fees to be due and immediately payable;

•	require us to apply all of our available cash to repay our outstanding senior debt; and

•	prevent us from making debt service payments on our other debt.

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 10 to our audited consolidated financial statements on page F-28.

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

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur a significant amount of additional costs in the future and could decrease the amount of cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

Termination of our backlog of orders could negatively impact our results of operations and cash flows.

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $10,862 million at December 31, 2009. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our results of operations and cash flows.

Our sales to certain foreign customers expose us to risks associated with operating internationally.

For the year ended December 31, 2009, sales to foreign customers, excluding our foreign sales made under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments, represented approximately 11% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

Continued global economic weakness, diminished credit availability, and increasing U.S. Government budget deficits may materially and adversely affect our results.

Domestic and foreign economies have continued to show weakness, including limited credit availability for small businesses and other types of borrowers. Economic conditions have negatively impacted, and may continue to negatively impact, our sales to the commercial markets in which we operate, including our commercial aviation products and commercial shipbuilding products businesses. Sales to commercial customers were approximately $1.5 billion, or 10%, of our total sales in 2009 compared to approximately $1.7 billion, or 11% of our total sales in 2008.

Additionally, while we are unable to predict the impact and outcome of current or longer term economic conditions and the U.S. Government’s intervention across several industries to assist in an economic recovery, these conditions could also negatively affect future U.S. defense budgets and spending, and consequently, our financial condition, results of operations, cash flows and future prospects. Sales to the DoD represented 76% of our total sales in 2009 compared to 74% in 2008.

These economic conditions could also adversely affect our pension plan funded status and annual pension expense. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Pension Plans” on page 56 and Note 20 to our audited consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, we operated in 518 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 36 locations consisting of approximately 5.5 million square feet and leased space at 482 locations consisting of approximately 18.3 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR — Camden, New Jersey; Greenville, Texas; and Salt Lake City, Utah.

•	Government Services — Huntsville, Alabama; Washington, DC; Orlando, Florida; Annapolis, Maryland; and Alexandria, Chantilly and Reston, Virginia.

•	AM&M — Crestview, Florida; Lexington, Kentucky; Madison, Mississippi; Waco, Texas; and Edmonton and Quebec, Canada.

•	Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, Menlo Park, San Carlos, San Diego, San Leandro, Santa Barbara, Simi Valley, Sylmar and Torrance, California; Melbourne, Orlando, Sarasota and St. Petersburg, Florida; Ayer, Massachusetts; Grand Rapids and Muskegon, Michigan; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Dallas and Garland, Texas; Burlington, Ontario and Toronto, Canada; and Elmenhorst, Leer and Hamburg, Germany.

•	Corporate and other locations — New York, New York and Arlington, Virginia

A summary of square footage by reportable segment as of December 31, 2009 is presented below.

	Leased	Owned	Total
	(Square feet in millions)

C3ISR	5.0	—	5.0
Government Services	2.8	—	2.8
AM&M	2.7	2.1	4.8
Electronic Systems	7.7	3.4	11.1
Corporate	0.1	—	0.1

Total	18.3	5.5	23.8

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 19 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL”. On February 1, 2010, the number of holders of L-3 Holdings’ common stock was approximately 66,000. On February 25, 2010, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $91.05 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

			Closing Price
	Dividends Paid		(High-Low)
	2009	2008	2009		2008

Common Stock — Dividends Paid and Market Prices
First Quarter	$0.35	$0.30	$79	.83 — $57.63	$110.48 — $101.99
Second Quarter	0.35	0.30	79	.71 — 67.52	114.46 — 90.63
Third Quarter	0.35	0.30	82	.19 — 63.97	105.88 — 87.57
Fourth Quarter	0.35	0.30	88	.50 — 72.29	98.32 — 59.32

Year Ended December 31	$1.40	$1.20	88	.50 — 57.63	114.46 — 59.32

On February 2, 2010, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 14% to $0.40 per share, payable on March 15, 2010, to shareholders of record at the close of business on March 1, 2010.

L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock. See Note 10 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that are registered pursuant to Section 12 of the Exchange Act during the 2009 fourth quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
	purchased	per share	or programs	or programs(1)
				(in millions)

September 26 — October 31, 2009	50,350	$79.39	50,350	$531
November 1 — 30, 2009	924,585	75.23	924,585	$461
December 1 — 31, 2009	431,957	81.22	431,957	$426

Total	1,406,892	$77.22	1,406,892

(1)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1 billion of its outstanding common stock through December 31, 2010.

From January 1, 2010 through February 25, 2010, L-3 Holdings has repurchased 776,567 shares of its common stock at an average price of $86.81 per share for an aggregate amount of approximately $67 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2004 to December 31, 2009. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in our common stock was $100 on December 31, 2004.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $73.24 per share on December 31, 2004. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 from our audited consolidated financial statements not included in this Form 10-K. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly, in some periods, by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2009	2008(1)	2007	2006(2)	2005
	(in millions, except per share data)

Statement of Operations Data:
Net sales	$15,615	$14,901	$13,961	$12,477	$9,445
Cost of sales	13,959	13,342	12,513	11,198	8,448
Litigation gain (charge)(3)	—	126	—	(129)	—
Stock-based charge(4)	—	—	—	(39)	—

Operating income	1,656	1,685	1,448	1,111	997
Interest and other income, net	19	28	31	20	5
Interest expense(3)	279	290	314	313	211
Debt retirement charge	10	—	—	—	—

Income from continuing operations before income taxes	1,386	1,423	1,165	818	791
Provision for income taxes	475	494	411	292	277

Income from continuing operations	911	929	754	526	514
Less: Noncontrolling interests	10	11	9	10	10

Income from continuing operations attributable to L-3	$901	$918	$745	$516	$504

Net income attributable to L-3(5)	$901	$938	$745	$516	$504

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$7.65	$7.50	$5.92	$4.17	$4.23

Net income	$7.65	$7.67	$5.92	$4.17	$4.23

Diluted:
Income from continuing operations	$7.61	$7.43	$5.86	$4.13	$4.15

Net income	$7.61	$7.59	$5.86	$4.13	$4.15

L-3 Holdings’ weighted average common shares outstanding:
Basic	116.8	121.2	124.9	123.1	118.8

Diluted	117.4	122.4	126.2	124.6	121.1

Cash dividends declared per share on L-3 Holdings’ common stock	$1.40	$1.20	$1.00	$0.75	$0.50

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) related to the sale of a product line, and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to a write-down of capitalized software development costs associated with a general aviation product.

(2)	Effective January 1, 2006, we adopted, on a prospective basis, the provisions of the newly issued share-based payment accounting standard. The standard, which is contained in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, reduced 2006 operating income by $42 million, net income attributable to L-3 by $29 million and diluted earnings per share by $0.23.

(3)	The year ended December 31, 2008 includes a pre-tax gain of $133 million ($81 million after income taxes, or $0.66 per diluted share) recorded in the second quarter of 2008 related to the reversal of a $126 million current liability for pending and threatened litigation and $7 million of related accrued interest as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict. For the year ended December 31, 2006, the Company recorded $129 million ($78 million after income taxes, or $0.63 per diluted share) related to this adverse jury verdict, which was rendered on May 24, 2006.

(4)	The Stock-Based Charge of $39 million ($25 million after income taxes, or $0.20 per diluted share) was recorded in the second quarter of 2006 in connection with L-3’s voluntary review of its past stock option granting practices and the related accounting.

(5)	Net income attributable to L-3 includes an after-tax gain of $20 million, or $0.16 per diluted share, related to the sale of our 85% ownership interest in Medical Education Technologies, Inc. on October 8, 2008. The gain is excluded from income from continuing operations for the year ended December 31, 2008.

	Year Ended December 31,
	2009	2008	2007	2006	2005
			(in millions)

Balance Sheet Data (at year end):
Working capital	$2,669	$2,254	$2,181	$1,553	$1,789
Total assets	14,813	14,484	14,389	13,285	11,906
Long-term debt	4,112	4,493	4,472	4,452	4,527
Equity	6,660	5,941	6,114	5,439	4,636
Cash Flow Data:
Net cash from operating activities	$1,407	$1,387	$1,270	$1,074	$847
Net cash used in investing activities	(272)	(432)	(388)	(1,091)	(3,547)
Net cash (used in) from financing activities	(1,005)	(840)	(464)	(29)	2,441

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 32 to 65, the report related to the financial statements and internal control over financial reporting can be found on page 66 and the financial statements and related notes can be found on pages F-1 to F-67. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages	32-33
Business Strategy	Pages	33-34
Industry Considerations	Page	35
Key Performance Measures	Pages	35-37
Other Events	Page	37
Liquidity	Pages	37-38
Business Acquisitions and Business and Product Line Dispositions	Pages	38-39
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Pages	39-41
Goodwill and Identifiable Intangible Assets	Pages	41-45
Pension Plan and Postretirement Benefit Plan Obligations	Pages	45-46
Valuation of Deferred Income Tax Assets and Liabilities	Page	46
Liabilities for Pending and Threatened Litigation	Page	46
Valuation of Long-Lived Assets	Pages	46-47
Results of Operations, including business segments	Pages	47-54
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Pages	54-55
Balance Sheet	Pages	55-56
Pension Plans	Page	56
Statement of Cash Flows	Pages	57-59
Contractual Obligations	Page	60
Off Balance Sheet Arrangements	Page	61
Legal Proceedings and Contingencies	Page	61

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

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. During the 2009 fourth quarter, we renamed our Specialized Products reportable segment Electronic Systems to better describe the nature of the segment’s businesses. Financial information with respect to each of our reportable segments is included in Note 22 to our audited consolidated financial statements. C3ISR provides products and services for the global ISR market,

C3ISR systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense (DND) and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

During the quarter ended March 27, 2009, we revised our reportable segment presentations to conform to certain re-alignments in our management and organization structure. Consequently, we made certain reclassifications between our C3ISR, Government Services and AM&M reportable segments. See Note 22 to our audited consolidated financial statements for the prior period amounts reclassified between reportable segments. Also, during the 2009 fourth quarter, we renamed our Specialized Products reportable segment Electronic Systems to better describe the nature of the segment’s businesses.

For the year ended December 31, 2009, we generated sales of $15,615 million. Our primary customer was the DoD. The table below presents a summary of our 2009 sales by end customer and the percent contributed by each to our total 2009 sales.

		% of
	2009 Sales	Total Sales
	(in millions)

Army	$4,107	26%
Air Force	3,721	24
Navy/Marines	2,544	16
Other Defense	1,560	10

Total DoD	$11,932	76%
Other U.S. Government	1,127	7

Total U.S. Government	$13,059	83%
Foreign governments	1,082	7
Commercial — foreign	867	6
Commercial — domestic	607	4

Total sales	$15,615	100%

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

Financially, our emphasis is on sustainably growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, select business acquisitions and divestitures, and dividends and share repurchases, enabling us to grow the Company and also return cash to our shareholders. We intend to maintain and expand our position as a leading prime system contractor and supplier of products, subsystems, systems, and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the objectives discussed below.

We believe a key part of L-3’s strategy is to create an entrepreneurial, accountable, and results-driven culture that is focused on meeting our customer’s needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and with a commitment to the highest standards of ethical conduct is an important part of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

We believe that outstanding program and contract performance on our existing programs and contracts in terms of on-budget, on-schedule and in accordance with our contractual obligations is the foundation for successfully meeting our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically. We believe that a prerequisite for growing and winning new business is to retain our existing business with successful contract performance, including schedule, cost, technical and other performance criteria. Therefore, we will continue to focus on delivering superior contract performance to our customers to maintain our reputation as an agile and responsive contractor and to differentiate L-3 from its competitors.

We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also intend to enter into “teaming” arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating on new programs. We also expect to identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products and services to existing and new customers. Furthermore, we intend to continue to supplement our growth by participating on and competing for new programs internationally, particularly in Canada, the United Kingdom and Australia.

We intend to continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements. We also intend to grow our sales through the introduction of new products and services and continued increased collaboration among our businesses to offer the best quality and competitive solutions and services to our customers.

We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to continue to benefit from our positions as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with its limited reliance on any single contract, follow-on or new business opportunities. We also expect to continue to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs and contracts or provide access to select customers, and provide attractive returns on investment.

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

We intend to continue to collaborate among our diversified businesses to develop new business opportunities. The combination of our leading technologies, speed, and agility to meet customer requirements and priorities will allow us to accelerate our shift from a “black box” provider to a system solutions provider.

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

The 2010 U.S. Quadrennial Defense Review (QDR) incorporates “lessons learned” from U.S. military operations in Iraq and Afghanistan. The QDR promotes increased availability of rotary-wing assets, expanded manned and unmanned aircraft systems for ISR, enhanced special operations and irregular warfare capabilities, greater language and cultural capabilities, more effective communications and information sharing, and enhanced security cooperation with partner nations. The QDR also focuses on strategic capabilities to maintain a strong deterrent posture against future challenges to our security and support of U.S. civil authorities.

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

While the DoD budget could be affected by several factors, including current and future economic conditions and presidential administration priorities, we are unable to predict the impact and outcome of these uncertainties. However, the current outlook is one of more precise application of DoD spending, which will continue to support L-3’s future orders and sales, operating results and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits, and cash flows of defense contractors, including L-3, depending on the platforms and programs affected by such budget reductions.

With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-DoD security operations.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add new products, services, technologies, programs or customers to our existing businesses and provide attractive returns on investment. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales.

Sales Growth. Our average annual sales growth for the five years ended December 31, 2009, was 18%, with average annual organic sales growth of approximately 8% and average annual sales growth from business acquisitions, net of divestitures, of approximately 10%. Sales growth for the year ended December 31, 2009 was 5%, comprised of organic sales growth of 4%, and sales growth from business acquisitions, net of divestitures, of 1%. We expect future sales to grow at a slower pace than the past five year average.

For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales was the SOFSA contract, which generated approximately 3% of our sales. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. We were notified that a new solicitation will be issued in approximately April 2010, with an expected award date of January 2011. We may not succeed in the recompetition for the next SOFSA contract. We anticipate receiving funding on our current contract extending it from February 28, 2010 to the end of 2010, although we have not yet received the contract extension modification.

For the year ended December 31, 2008, our largest contract (revenue arrangement) in terms of annual sales was the USAF Contract Field Team (CFT) contract, which generated 3% of our sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military. A new CFT contract began on October 1, 2008 and L-3 was one of the winning contractors selected by the USAF to compete for task orders on the new CFT indefinite delivery/indefinite quantity contract. There are more contractors competing for task orders on the new CFT contract compared to the prior contract; therefore, annual sales on the new contract decreased by $164 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

The current and future DoD budgets and level of future Congressional supplemental appropriations for U.S. military operations in Iraq and Afghanistan could remain unchanged or decline because of several factors, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, and geo-political developments, which are beyond our control. Any of these factors could result in a significant decline in or redirection of current and future DoD budgets and impact L-3’s future results of operations, including our organic sales growth rate. Additionally, L-3’s future results of operations and sales growth will be affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at a lower cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Growth. For the year ended December 31, 2009, our consolidated operating income was $1,656 million, a decrease of 2% from $1,685 million for the year ended December 31, 2008. Our consolidated operating margin was 10.6% for the year ended December 31, 2009, a decrease of 70 basis points from 11.3% for the year ended December 31, 2008. Our operating income and operating margins for the year ended December 31, 2008, were impacted by certain items which occurred during the 2008 second quarter as further discussed below. In the aggregate, these items increased operating income by $110 million. Excluding these same items, for the year ended December 31, 2008, our consolidated operating income was $1,575 million and our consolidated operating margin was 10.6%.

We expect to continue to generate modest annual increases in operating margin, as we expect to increase sales, grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to continue to expand our operating margins on an annual basis. Additionally, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could also reduce our operating margin if their margins are lower than L-3’s operating margin on existing business and contracts. Our business objectives include growing earnings per common share and net cash from operating activities. Improving operating margins is one method for achieving these goals, but it is not the only one.

Other Events

Accounting Standards Implemented. We adopted nine newly issued accounting standards during 2009, six of which were effective January 1, 2009. In accordance with the transition and disclosure provisions of three of these standards, we retrospectively applied those provisions and adjusted the prior period financial statements accordingly. The adoption of these standards reduced net income attributable to L-3 by $12 million ($0.13 per diluted share) for the year ended December 31, 2009. See Note 3 to our audited consolidated financial statements for the standards adopted and their impact to our financial position and results of operations.

2008 Events. As discussed above, our 2008 results were impacted by three items that, in the aggregate, increased 2008 consolidated operating income by $110 million and reduced interest expense by $7 million (net $71 million after income taxes, or $0.58 per diluted earnings per share). These three items are collectively referred to as the Q2 2008 Items and are comprised of:

•	A gain of $133 million ($81 million after income taxes, or $0.66 per diluted share) related to the reversal of a $126 million liability as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict and $7 million of related accrued interest (the “Litigation Gain”);

•	A gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) related to the sale of a product line (the “Product Line Divestiture Gain”); and

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”).

Also, on October 8, 2008, we divested our 85% ownership interest in Medical Education Technologies, Inc. (METI) and recorded a gain in the year ended December 31, 2008 of $33 million ($20 million after income taxes, or $0.16 per diluted share). The gain is excluded from income from continuing operations for the year ended December 31, 2008.

Liquidity

During the 2009 fourth quarter, L-3 Communications refinanced a substantial portion of its debt. On October 2, 2009, L-3 Communications completed a $1 billion offering of 5.20% Senior Notes due October 15, 2019 (Senior Notes). A portion of the net proceeds from the offering was used by L-3 Communications to repay the outstanding $650 million term loan on October 7, 2009. The remaining net proceeds, together with cash on hand, were used to redeem the outstanding $750 million 7 5/8% Senior Subordinated Notes due on June 15, 2012 (2002 Notes) on November 2, 2009. In connection with the redemption of the 2002 Notes, we recorded a debt retirement charge in the fourth quarter of 2009 of approximately $10 million ($6 million after income tax, or $0.05 per diluted share). The net impact of the refinancing reduced our debt by approximately $400 million. Additionally, on October 23, 2009, we entered into our new $1 billion three-year Revolving Credit Facility that expires on

October 23, 2012, replacing the existing $1 billion revolving credit facility that was scheduled to expire on March 9, 2010.

Holders of our $700 million CODES may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. Furthermore, the first scheduled maturity of our existing debt is our $400 million 6 1/8% Senior Subordinated Notes maturing on July 15, 2013.

Our primary source of liquidity is cash flow generated from operations. We generated $1,407 million of cash from operating activities during the year ended December 31, 2009. We also had cash and cash equivalents of $1,016 million at December 31, 2009. We currently believe that our liquidity is adequate to meet our anticipated requirements. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on page 54.

Business Acquisitions and Business and Product Line Dispositions

As discussed above, a portion of our growth strategy is to selectively acquire businesses that add new products, services, technologies, programs or customers to our existing businesses. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities. In addition, we may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive sales price.

Business Acquisitions and Divestitures

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2007, 2008 and 2009, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2009, we used $90 million in the aggregate for business acquisitions, including earnout payments and remaining contractual purchase prices for acquisitions completed prior to January 1, 2009.

		Purchase
Business Acquisitions	Date Acquired	Price(1)
		(in millions)

2007
Geneva Aerospace, Inc. (Geneva)	January 31, 2007	$16	(2)
Global Communication Solutions, Inc.	May 4, 2007	152
APSS S.r.l.	August 31, 2007	12
MKI Systems, Inc.	December 3, 2007	45

Total 2007		$225

2008
HSA Systems Pty. Ltd.	March 14, 2008	$16
METI	April 4, 2008	3	(3)
Electro-Optical Systems	April 21, 2008	178
G.A. International Electronics and subsidiaries (GAI)	July 25, 2008	4	(4)
International Resources Group Ltd.	December 3, 2008	63

Total 2008		$264

2009
Chesapeake Sciences Corporation	January 30, 2009	$91	(5)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)	Excludes additional purchase price, not to exceed $13 million, in the aggregate, which is contingent upon the financial performance of Geneva for the year ended December 31, 2009.

(3)	We increased our ownership interest in METI from approximately 80% to 85% in 2008. METI was sold on October 8, 2008, as described below.

(4)	Excludes additional purchase price, not to exceed $1 million, in the aggregate, which is contingent upon the financial performance of GAI through July 2011.

(5)	Includes additional purchase price of approximately $4 million for certain acquired tax benefits.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On February 18, 2010, we entered into an agreement to acquire all the outstanding common stock of a business for approximately $613 million. The acquisition will be structured as an asset purchase for income tax purposes. We anticipate completing this acquisition in the second quarter of 2010, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price with cash on hand.

Divestitures. On October 8, 2008, we divested our 85% ownership interest in METI, which was within the Electronic Systems reportable segment. The sale resulted in an after-tax gain of $20 million (pre-tax gain of $33 million), which was excluded from income from continuing operations. The revenues, operating results and net assets of METI for all periods presented were not material and, therefore, are not presented as discontinued operations. METI generated $48 million of sales and $4 million of operating income for the year ended December 31, 2008 and $52 million of sales and $4 million of operating income for the year ended December 31, 2007. On May 9, 2008, we sold the Electron Technologies Passive Microwave Devices (PMD) product line within the previously named Specialized Products segment and recognized an after-tax gain of approximately $7 million (pre-tax gain of $12 million).

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, valuation of deferred taxes, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. A large portion of our revenue is generated using written contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed price, cost-plus, or time-and-material and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on these fixed-price contracts, requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

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

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with revenue recognition accounting standards for revenue arrangements with commercial customers. Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of revenue recognition accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

Sales and profit in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standards for business combinations, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, we do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2009, we had goodwill of $8,190 million and identifiable intangible assets of $377 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from four to 30 years.

We review goodwill and intangible assets for impairment at least annually as of November 30, as well as whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with the accounting standards for intangibles and goodwill. In accordance with these standards, goodwill and other intangible assets for each reporting unit are tested using a two-step process. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics.

L-3 had 18 reporting units at December 31, 2009 and December 31, 2008. The composition of our reporting units and associated goodwill were substantially the same in 2009 as compared to 2008 except for changes in goodwill caused primarily by a business acquisition and foreign currency translation adjustments, as disclosed in Note 7 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The table below presents the number of reporting units in each of our reportable segments and the associated goodwill, at December 31, 2009.

	Number of	Aggregate
Reportable Segment	Reporting Units	Goodwill
		(in millions)

C3ISR	3	$870
Government Services	1	2,320
AM&M	1	1,158
Electronic Systems	13	3,842

Total	18	$8,190

The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), as well as, conditions in the U.S. capital markets.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2009, were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales and operating income, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate for the U.S. economy and the respective industries in which the reporting units operate, and (3) risk adjusted discount rates, including the estimated risk-free rate of return, that are used to discount future cash flow projections to their present values. There were no significant changes to the underlying methods used in 2009 as compared to the prior year DCF valuations of our reporting units.

The risk adjusted discount rate represents the estimated weighted-average cost of capital (WACC) for each reporting unit at the date of the annual impairment test. Each reporting unit WACC was comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to each of L-3’s reporting units, including a risk free rate of return (i.e. prevailing market yield of 4.2% on the 30 year U.S. Treasury Bond as of November 30, 2009) and an equity risk premium of 5%, and (2) the current after-tax market rate of return on L-3’s debt (which was 3.4% as of November 30, 2009), each weighted by the relative market value percentages of L-3’s equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including: (1) changes to the estimated required rate of return on equity based on historical returns on common stock securities of publicly traded companies with business characteristics comparable to each of L-3’s reporting units and the Standard & Poor’s 500 Index over a two-year period, (2) changes to the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury Bond on the date of our annual goodwill impairment assessments, and (3) changes to the market rate of return on L-3’s debt based on the prevailing yields on L-3’s publicly traded debt securities on the date of our annual goodwill impairment assessments. The 2009 equity risk premium of 5% used to determine our WACC was unchanged from the prior year.

The table below presents the weighted average risk adjusted discount rate assumptions used in our DCF valuation for each of our reportable segments in connection with the goodwill impairment assessments at November 30, 2009.

Reportable Segment	2014 – 2010	After 2014

C3ISR(1)	7.0%	7.9%
Government Services(2)	6.6%	7.4%
AM&M(2)	7.0%	7.9%
Electronic Systems(3)	7.3%	8.2%

(1)	All reporting units within the C3ISR reportable segment used the risk adjusted discount rates as presented in the table above.

(2)	The Government Services and AM&M reportable segments are each comprised of one reporting unit.

(3)	The risk adjusted discount rates used for reporting units within the Electronic Systems reportable segment range from 7.0% to 8.3% for 2010 to 2014, and 7.9% to 9.4% for the years after 2014.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2009, 2008 and 2007 for our reportable segments ranged from a negative 11% to a positive 15%. The annual cash flows generated by each of our reporting units varies from year to year, and therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors. The factors that affect the level of annual cash flows in each of our reporting units include, but are not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements) that are affected by the financing terms of individual contracts, (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year. The 2009 cash flow amount and the cash flow growth rate for each of the last three years for each of our reportable segments are also presented below.

Reportable Segment	Cash Flow(1)	Growth Rate
	(in millions)
	2009	2009	2008	2007	3 Yr. Average

C3ISR(2)	$215	32%	17%	(4)%	15%
Government Services(3)	$265	(40)%	22%	(16)%	(11)%
AM&M(4)	$156	(30)%	9%	(6)%	(9)%
Electronic Systems(5)	$538	5%	(12)%	30%	8%

(1)	Reportable segment cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The increase in cash flow in 2009 for C3ISR was primarily due to sales and operating income growth. In 2008, the cash flow growth was primarily due to sales and operating income growth, in addition to a smaller increase in working capital for ISR Systems as compared to 2007. In 2007, cash generated from higher sales and operating income, was offset by cash used for working capital attributable to increased billed receivables associated with 2007 sales growth, primarily for ISR Systems.

(3)	The decrease in cash flows in 2009 for Government Services was primarily due to lower sales and operating income in comparison to the prior year, driven primarily by lower Iraq-related linguist services. The increase in cash flows in 2008 for Government Services was primarily due to higher sales and operating income for business areas other than linguist services and collection of receivables on the Iraq-related linguist services contract that L-3 was the prime contractor for which the period of performance ended June 9, 2008. The decrease in cash flow in 2007 was due to collections of receivables in 2006 and the timing of cash payments in 2006 that did not recur in 2007. These decreases in 2007 were partially offset by higher operating income due to higher sales volume and improved contract performance.

(4)	The decrease in cash flows in 2009 for AM&M was primarily due to cash used for working capital attributable to increased billed receivables associated with 2009 sales growth, primarily system field services. The increase in cash flows in 2008 for AM&M was primarily due to increases in accounts payable balances and receivable collections for aircraft and base support services due to the timing of payments and collections. The decrease in cash flows in 2007 was primarily due to increased purchases of spare parts inventory for aircraft and base support services to support future requirements, partially offset by higher sales volume and operating income primarily for aircraft and base support services and aircraft modernization for international customers.

(5)	The increase in cash flows in 2009 for Electronic Systems was primarily due to higher operating income compared to the prior year for several business areas, primarily EO/IR and power and control systems. The decrease in cash flows in 2008 for Electronic Systems was primarily due to more cash used for working capital across several business areas, partially offset by higher 2008 operating income. The increase in cash flows in 2007 was primarily due to higher operating income for several business areas.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, but not limited to historical multi-year average cash flow trends by reporting unit, as well as: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow growth rates of our reporting units. In connection with our goodwill impairment assessments as of November 30, 2009, we assumed a challenging economic environment in government services and our commercial businesses, slower growth in DoD budgets and made additional assumptions that consider the factors noted above that were relevant for and specific to each of our reporting units. The DCF valuation assumes cash flows to be substantially the same in 2010 compared to 2009 for C3ISR. For Government Services, the DCF valuation assumes cash flows increase approximately 32% in 2010 compared to 2009, due primarily to working capital improvements related to the timing of payments for accounts payable and timing of collections for billed receivables. For AM&M, the DCF valuation assumes cash flows increase approximately 8% in 2010 compared to 2009, primarily due to higher sales volume and working capital improvements. For Electronic Systems, the DCF valuation assumes cash flows decrease approximately 8% in 2010 compared to 2009 and that 2009 cash flow levels are not achieved again until after 2012. Over the three year period beginning in 2010 through 2012, the DCF valuation assumes that cash flows will increase by an average of approximately 6% per year for C3ISR, increase by an average of approximately 2% per year for AM&M and decrease by an average of approximately 1% per year for Government Services and Electronic Systems. After 2013, our DCF valuation applied annual projected long-term cash flow growth rates of 2% for C3ISR, AM&M and Electronic Systems, and 1% for Government Services.

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations.

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of four, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow growth rate, (3) 2009 cash flow, (4) goodwill balance, and (5) excess fair value percentage, for each of these four reporting units. TRL Systems is included in our C3ISR reportable segment while the other three reporting units are included in our Electronic Systems reportable segment.

	Risk Adjusted
Reporting Unit	Discount Rates		Annual Cash Flow Growth Rate
						3 Year	2009	Goodwill	Excess
	2010-2014	After 2014	2009	2008	2007	Average	Cash Flows	Balance(1)	Fair Value(2)
							(in millions)%			$

TRL Systems(3)	7.0%	7.9%	605%	(210)%	128%	174%	$28	$73	18%	$27
Marine Services(3)	7.0%	7.9%	592%	23%	314%	310%	$26	$105	18%	$28
Undersea Warfare(3)	7.0%	7.9%	NM(4)	(72)%	550%	NM(4)	$39	$235	17%	$48
Power & Control Systems(3)	7.0%	7.9%	41%	(29)%	122%	45%	$104	$698	11%	$92

(1)	The goodwill balance is as of November 30, 2009, our goodwill impairment testing date.

(2)	The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(3)	Our DCF for these reporting units assumed lower projected cash flows for 2010 as compared to 2009. In addition, our DCF valuation for these reporting units assumed that the 2009 cash flow level would not be achieved again until after 2014 and that projected cash flows would grow annually at 2.5% in 2013 and 2014 and 2% thereafter.

(4)	The cash flow growth rate in the table above for Undersea Warfare for 2009 and the three year average is not meaningful (NM) as the 2009 growth rate is over 1,000%

As noted above, the expected future cash flow growth rates for each of our reporting units are primarily based on our best estimates of future sales and operating income. The substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Historically, more than 70% of L-3’s annual sales have been generated from DoD customers. The DoD budget has not been meaningfully impacted by the current recessionary economic environment. Moreover, consistent with our discussion of industry considerations under “Key Performance Measures” beginning on page 35, we anticipate the defense budget and spending priorities will continue to focus on areas that match several of L-3’s core competencies. However, there can be no assurance that our current estimates and assumptions will result in the projected cash flow outcomes due to a number of factors, including an economic environment that is more challenging than we anticipated or the DoD budget failing to continue to grow as expected.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. The changes we made to our expected long-term assumptions for 2010 compared to the assumptions for 2009 are not expected to significantly impact our 2010 pension expense compared to 2009. Our pension expense for 2010 is expected to decrease by

$25 million to $148 million from $173 million in 2009, primarily due to lower amortization of actuarial losses. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 56 for a further discussion of our estimated 2010 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2009 and 2008 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 56.

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2009, we had net deferred tax liabilities of $25 million, net of deferred tax assets of $21 million for loss carryforwards and $14 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2009, the consolidated carrying values of our property, plant and equipment were $854 million, capitalized software development costs were $48 million and certain long-term investments were $24 million. As of December 31, 2009, the carrying value of our property, plant and equipment represented 6% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected, significantly in some periods, by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2009 compared with 2008 and 2008 compared with 2007.

	Year Ended December 31,		Increase/		Year Ended December 31,		Increase/
(in millions, except per share data)	2009	2008(1)	(decrease)		2008(1)	2007	(decrease)

Net sales	$15,615	$14,901	$714		$14,901	$13,961	$940
Operating income	$1,656	$1,685	$(29)		$1,685	$1,448	$237
Litigation Gain(2)	—	(126)	126		(126)	—	(126)

Segment operating income	$1,656	$1,559	$97		$1,559	$1,448	$111

Operating margin	10.6%	11.3%	(70	) bpts	11.3%	10.4%	90	bpts
Litigation Gain(2)	—%	(0.8)%	80	bpts	(0.8)%	—	(80	) bpts

Segment operating margin	10.6%	10.5%	10	bpts	10.5%	10.4%	10	bpts
Net interest expense and other income	$270	$262 (2)	$8		$262 (2)	$283	$(21)
Effective income tax rate	34.3%	34.7%	(40	) bpts	34.7%	35.3%	(60	) bpts
Income from continuing operations attributable to L-3	$901	$918	$(17)		$918	$745	$173
Net income attributable to L-3	$901	$938	$(37)		$938	$745	$193
Diluted earnings per share:
Income from continuing operations	$7.61	$7.43	$0.18		$7.43	$5.86	$1.57
Net income	$7.61	$7.59	$0.02		$7.59	$5.86	$1.73
Diluted weighted average common shares outstanding	117.4	122.4	(5.0)		122.4	126.2	(3.8)

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) related to the Product Line Divestiture Gain, and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to the Impairment Charge, both recorded in the second quarter of 2008. Together with the Litigation Gain described in Note (2) below, these items are referred to as the Q2 2008 Items.

(2)	The Litigation Gain represents a June 27, 2008 decision by the U.S Court of Appeals vacating an adverse 2006 jury verdict. In the second quarter of 2008, we recorded a gain of $133 million ($81 million after income taxes, or $0.66 per diluted share), comprised of the reversal of a $126 million current liability for pending and threatened litigation and the reversal of $7 million of related accrued interest.

2009 Compared with 2008

Net sales: For the year ended December 31, 2009, consolidated net sales increased by 5% compared to the year ended December 31, 2008, driven primarily by strong growth in the C3ISR reportable segment and modest growth in the Aircraft Modernization and Maintenance (AM&M) and Electronic Systems reportable segments. These sales increases were partially offset by a decrease in the Government Services reportable segment caused primarily by lower linguist sales. The increase in consolidated net sales from acquired businesses, net of divestitures, was $187 million, or 1%.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services and simulation & training within our Electronic Systems reportable segment, increased by $328 million to $8,099 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2009, compared to $7,771 million, or 52% of consolidated net sales for the year ended December 31, 2008. The increase in service sales was primarily due to organic sales growth in ISR systems, systems field support services, information technology (IT) support services and marine systems. These increases were partially offset by a decrease in Iraq-related linguist services, lower volume for contract field services (CFS) and reduced subcontractor pass-through sales for systems and software engineering and sustainment (SSES) services.

Sales from products, primarily for our Electronic Systems and C3ISR reportable segments, increased by $386 million to $7,516 million, representing approximately 48% of consolidated net sales for the year ended December 31, 2009, compared to $7,130 million, or approximately 48% of consolidated net sales, for the year ended December 31, 2008. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Electronic Systems reportable segment primarily for EO/IR and microwave products. See the reportable segment results below for additional discussion of our sales growth.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2009, decreased by $29 million, or 2%, to $1,656 million from $1,685 million for the year ended December 31, 2008. Consolidated operating income for the year ended December 31, 2009 compared to the year ended December 31, 2008 decreased by $79 million ($48 million after income taxes, or $0.41 per diluted share) because of higher pension expense. In addition, the year ended December 31, 2008 included a net gain of $110 million as a result of the Q2 2008 Items.

For the year ended December 31, 2009, operating margin decreased by 70 basis points to 10.6% compared to 11.3% for the year ended December 31, 2008. The Q2 2008 Items increased consolidated operating margin for the year ended December 31, 2008 by 70 basis points. Excluding the Q2 2008 Items, consolidated operating margin would have been 10.6% for the year ended December 31, 2008. Operating margin for the year ended December 31, 2009 increased by 50 basis points due to higher margins, primarily for the C3ISR reportable segment and certain businesses within the Electronic Systems reportable segment. This increase was offset by higher pension expense for the year ended December 31, 2009 compared to the year ended December 31, 2008, which reduced operating margin by 50 basis points. See segment results below for additional discussion of segment operating margin.

Net interest expense and other income: Net interest expense and other income for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased by $8 million, or 3%, primarily due to a $10 million debt retirement charge related to the redemption of our $750 million 7 5/8% Senior Subordinated Notes on November 2, 2009, and the $7 million of accrued interest that was reversed during 2008 in connection with the Litigation Gain. These increases were partially offset by lower interest expense and income from equity method investments.

Effective income tax rate: The effective tax rate for the year ended December 31, 2009 decreased by 40 basis points to 34.3% compared to the same period in 2008. Excluding the Q2 2008 Items, the effective tax rate for the year ended December 31, 2008 was 34.3%.

Diluted earnings per share from continuing operations and income from continuing operations: For the year ended December 31, 2009 as compared to the year ended December 31, 2008, diluted EPS from continuing operations increased by $0.18, or 2%, to $7.61 from $7.43 and income from continuing operations attributable to L-3 decreased by $17 million to $901 million from $918 million. The Q2 2008 Items increased diluted EPS from continuing operations by $0.58 for the year ended December 31, 2008. Excluding the Q2 2008 Items, diluted EPS from continuing operations for the year ended December 31, 2009 would have increased by $0.76, or 11%, to $7.61 from $6.85 and income from continuing operations attributable to L-3 would have increased by $54 million, or 6%, to $901 million from $847 million.

Diluted earnings per share and net income attributable to L-3: For the year ended December 31, 2009 as compared to the year ended December 31, 2008, diluted EPS increased by $0.02 to $7.61 from $7.59 and net income attributable to L-3 decreased by $37 million to $901 million from $938 million. The year ended December 31, 2008 included a gain on the sale of METI of $33 million ($20 million after income taxes, or $0.16 per diluted share).

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the year ended December 31, 2009 decreased by 5.0 million shares, or 4%, compared to the year ended December 31, 2008. The decrease was due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2008 Compared with 2007

Net sales: For the year ended December 31, 2008, consolidated net sales increased by 7% compared to the year ended December 31, 2007, driven primarily by growth in all business segments except for Government Services, which decreased because of lower linguist services. The increase in consolidated net sales from acquired businesses, net of divestitures, was $265 million, or 2%.

Sales from services increased by $382 million to $7,771 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2008, compared to $7,389 million, or 53% of consolidated net sales for the year ended December 31, 2007. The increase in service sales was primarily due to organic sales growth in Government Services, excluding lower linguist services, and ISR systems, networked communications systems, base and aircraft support services and several areas in the Electronic Systems reportable segment.

Sales from products increased by $558 million to $7,130 million for the year ended December 31, 2008, compared to $6,572 million for the year ended December 31, 2007. The increase in product sales was primarily due to organic sales growth in aircraft modernization, networked communications systems, and several product areas in the Electronic Systems reportable segment. See the reportable segment results below for additional discussion of our sales growth.

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

Net interest expense and other income: Net interest expense and other income for the year ended December 31, 2008 decreased by $21 million, or 7%, compared to December 31, 2007 due to the reversal of $7 million of accrued interest during the 2008 second quarter in connection with the Litigation Gain. Lower interest rates on our outstanding variable rate debt also reduced interest expense for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Effective income tax rate: The effective tax rate for the year ended December 31, 2008 decreased by 60 basis points compared to the same period in 2007. Excluding the Q2 2008 Items, the effective tax rate decreased by 100 basis points. The tax rate for the year ended December 31, 2008 included a reversal of previously accrued amounts of $18 million, or $0.15 per share, primarily related to the completion of examinations of the 2004 and 2005 U.S. Federal income tax returns, and certain state and foreign tax accruals. The reversal of previously accrued amounts during the year ended December 31, 2007 was $12 million, or $0.10 per share.

Diluted earnings per share from continuing operations and income from continuing operations: For the year ended December 31, 2008 as compared to the year ended December 31, 2007, diluted EPS from continuing operations increased to $7.43 from $5.86 and income from continuing operations attributable to L-3 increased to $918 million from $745 million. The Q2 Items increased diluted EPS from continuing operations by $0.58 for the year ended December 31, 2008. Excluding the Q2 2008 Items, diluted EPS from continuing operations for the year ended December 31, 2008, would have increased by $0.99, or 17%, to $6.85 and income from continuing operations attributable to L-3 would have increased by $102 million, or 14%, to $847 million.

Diluted earnings per share and net income attributable to L-3: For the year ended December 31, 2008, diluted EPS increased to $7.59 and net income attributable to L-3 increased to $938 million, which included a gain on the sale of METI of $33 million ($20 million after income taxes, or $0.16 per diluted share).

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the year ended December 31, 2008 decreased by 3.8 million shares, or 3%, compared to the year ended December 31, 2007. The decrease was due to repurchases of our common stock, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our audited consolidated financial statements for our reportable segment data.

	Year Ended December 31,
	2009	2008(1)		2007(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$3,095.0	$2,537.2		$2,277.5
Government Services	4,155.1	4,317.5		4,345.2
AM&M	2,826.4	2,672.6		2,548.9
Electronic Systems	5,538.2	5,373.8		4,788.9

Consolidated net sales	$15,614.7	$14,901.1		$13,960.5

Operating income:
C3ISR	$343.9	$244.4		$225.2
Government Services	396.7	425.7		406.5
AM&M	243.0	243.1		250.0
Electronic Systems	672.6	645.8	(3)	566.4

Total segment operating income	$1,656.2	$1,559.0	(3)	$1,448.1
Litigation Gain	—	125.6	(4)	—

Consolidated operating income	$1,656.2	$1,684.6		$1,448.1

Operating margin:
C3ISR	11.1%	9.6%		9.9%
Government Services	9.5%	9.9%		9.4%
AM&M	8.6%	9.1%		9.8%
Electronic Systems	12.1%	12.0	%(3)	11.8%
Total segment operating margin	10.6%	10.5	%(3)	10.4%
Litigation Gain	—%	0.8	%(4)	—%

Consolidated operating margin	10.6%	11.3%		10.4%

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our audited consolidated financial statements, sales of $14.5 million and $11.7 million and operating income of $4.6 million and $3.0 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the years ended December 31, 2008 and December 31, 2007, and sales of $15.2 million and $21.2 million and operating income of $2.2 million and $3.4 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the years ended December 31, 2008 and December 31, 2007.

(2)	Net sales are after intercompany eliminations.

(3)	Total segment operating income includes the $12 million Product Line Divestiture gain and the $28 million Impairment Charge, which were recorded in the Electronic Systems reportable segment. The Product Line Divestiture gain and Impairment Charge, on a net basis, reduced total segment operating margin by 10 basis points and operating margin for the Electronic Systems reportable segment by 30 basis points for the year ended December 31, 2008.

(4)	Represents the $126 million Litigation Gain recorded in the second quarter of 2008.

C3ISR

	Year Ended December 31,				Year Ended December 31,		Increase /
	2009	2008	Increase		2008	2007	(decrease)
			(dollars in millions)
Net sales	$3,095.0	$2,537.2	$557.8		$2,537.2	$2,277.5	$259.7
Operating income	343.9	244.4	99.5		244.4	225.2	19.2
Operating margin	11.1%	9.6%	150	bpts	9.6%	9.9%	(30	) bpts

2009 Compared with 2008

C3ISR net sales for the year ended December 31, 2009 increased by 22% compared to the year ended December 31, 2008 primarily due to increased demand and new business from the DoD for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the year ended December 31, 2009 increased 41% compared to the year ended December 31, 2008. Operating margin increased by 150 basis points. Higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems increased operating margin by 250 basis points. These increases were partially offset by an increase in pension expense of $32 million, which reduced operating margin by 100 basis points.

2008 Compared with 2007

C3ISR net sales for the year ended December 31, 2008 increased by 11% compared to the year ended December 31, 2007 driven by higher sales volume of $260 million primarily for continued demand and new contracts from the DoD for airborne ISR and networked communications systems for manned and unmanned platforms.

C3ISR operating income for the year ended December 31, 2008 increased by 9% compared to the year ended December 31, 2007. Operating margin decreased by 30 basis points. Higher costs for international airborne ISR systems reduced operating margin by 140 basis points. This decrease was partially offset by higher sales volume for airborne ISR systems and networked communications systems for the DoD and lower development costs for new secure communications products.

Government Services

	Year Ended December 31,				Year Ended December 31,		(Decrease)/
	2009	2008	Decrease		2008	2007	increase
	(dollars in millions)
Net sales	$4,155.1	$4,317.5	$(162.4)		$4,317.5	$4,345.2	$(27.7)
Operating income	396.7	425.7	(29.0)		425.7	406.5	19.2
Operating margin	9.5%	9.9%	(40	) bpts	9.9%	9.4%	50	bpts

2009 Compared with 2008

Government Services net sales for the year ended December 31, 2009 decreased by 4% compared to the year ended December 31, 2008. Sales declined due to: (1) lower sales of Iraq-related linguist services of $226 million, (2) reduced subcontractor pass-through sales volume of $56 million related to task order renewals for U.S. Army systems and software engineering and sustainment (SSES) services which migrated to a contract where L-3 is not a prime contractor, (3) $37 million of lower sales volume due to the timing of deliveries for engineering support services to the DoD, and (4) $15 million of lower volume for intelligence support services for the U.S. Army and U.S. Government agencies. These decreases were partially offset by increases of $62 million primarily for IT support services for USSOCOM and the executive branch of the U.S. Government due to higher volume on new and existing contracts. Additionally, the increase in net sales from acquired businesses was $110 million, or 3%.

Government Services operating income for the year ended December 31, 2009 decreased by 7% compared to the year ended December 31, 2008. Operating margin decreased by 40 basis points. Lower margins on select contract renewals during 2009 and higher profit margins on certain fixed price contracts during 2008 reduced operating margin by 50 basis points for the year ended December 31, 2009 compared to the year ended December 31, 2008. Acquired businesses also reduced operating margin by 10 basis points. These decreases were partially offset by a decline in sales of lower margin linguist services, which increased operating margin by 20 basis points.

2008 Compared with 2007

Government Services net sales for the year ended December 31, 2008 decreased by 1% compared to the year ended December 31, 2007. A decline in sales of $319 million for linguist services was partially offset by an increase in sales of $227 million primarily for IT and software engineering solution services, training and other support services to the DoD. Total linguist-Iraq sales for the year ended December 31, 2008 were $399 million. The increase in net sales from acquired businesses, net of divestitures, was $64 million, or 1%.

Government Services operating income for the year ended December 31, 2008 increased by 5% compared to the year ended December 31, 2007. Operating margin for the year ended December 31, 2008 increased by 50 basis points. Operating margin increased by 10 basis points because of a decline in lower margin linguist sales. Higher sales for business areas other than linguist services and lower indirect costs as a percentage of sales increased operating margin by 80 basis points. These increases were partially offset by (1) 20 basis points due to lower sale prices on certain new contracts and (2) 20 basis points due to a $4 million litigation accrual for costs to settle a claim and $4 million for severance and other costs related to business realignment and consolidation activities.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,		Increase /		Year Ended December 31,		Increase /
	2009	2008	(decrease)		2008	2007	(decrease)
	(dollars in millions)
Net sales	$2,826.4	$2,672.6	$153.8		$2,672.6	$2,548.9	$123.7
Operating income	243.0	243.1	(0.1)		243.1	250.0	(6.9)
Operating margin	8.6%	9.1%	(50	) bpts	9.1%	9.8%	(70	) bpts

2009 Compared with 2008

AM&M net sales for the year ended December 31, 2009 increased by 6% compared to the year ended December 31, 2008. The increase in sales was due to: (1) $217 million of higher sales volume primarily due to higher demand from existing contracts for systems field support services for U.S. Army and U.S. Air Force rotary and fixed wing training aircraft and U.S. Special Operations Forces logistics support and higher sales for new contracts, and (2) $61 million of higher sales for Joint Cargo Aircraft (JCA). These increases were partially offset by sales volume declines of $124 million for contract field services (CFS) as fewer task orders were received because of more competitors on the current contract that began on October 1, 2008.

AM&M operating income for the year ended December 31, 2009 remained substantially the same compared to the year ended December 31, 2008. Operating margin decreased by 50 basis points. Sales volume declines for CFS reduced operating margin by 40 basis points. Operating margins decreased by 30 basis points primarily due to cost increases on international aircraft modernization contracts. Higher pension expense reduced operating margin by 10 basis points. These decreases were partially offset by $10 million of charges to adjust litigation accruals during 2008 that did not recur in 2009, which increased operating margin by 30 basis points.

2008 Compared with 2007

AM&M net sales for the year ended December 31, 2008 increased by 5% compared to the year ended December 31, 2007. The increase in sales volume was primarily driven by $109 million in higher systems field support services and $118 million for JCA. These increases were partially offset by lower sales volume of $44 million for the Canadian Maritime Helicopter program and lower aircraft modernization sales of $59 million for international customers and head-of-state aircraft for foreign government customers.

AM&M operating income for the year ended December 31, 2008 decreased by 3% compared to the year ended December 31, 2007. Operating margin for the year ended December 31, 2008 compared to the year ended December 31, 2007 decreased by 70 basis points. The year ended December 31, 2008 included $10 million of litigation accruals for costs to settle certain claims, which reduced operating margin by 30 basis points. Operating margin for the year ended December 31, 2008 compared to the year ended December 31, 2007 also declined by another 110 basis points due to a change in sales mix, primarily sales volume for JCA and lower international sales. These decreases were partially offset by 70 basis points because of improved contract performance.

Electronic Systems

	Year Ended December 31,				Year Ended December 31,
	2009	2008	Increase		2008	2007	Increase
	(dollars in millions)
Net sales	$5,538.2	$5,373.8	$164.4		$5,373.8	$4,788.9	$584.9
Operating income	672.6	645.8	26.8		645.8	566.4	79.4
Operating margin	12.1%	12.0%	10	bpts	12.0%	11.8%	20	bpts

2009 Compared with 2008

Electronic Systems net sales for the year ended December 31, 2009 increased by 3% compared to the year ended December 31, 2008, reflecting higher sales volume of: (1) $91 million for EO/IR products, primarily due to demand and deliveries on new and existing contracts, (2) $57 million for microwave products primarily due to deliveries of mobile and ground-based satellite communications systems and spare parts for the U.S. military, communication services primarily to the DoD, and higher sales volume for tactical signal intelligence systems, and (3) $33 million primarily for deliveries of tactical quiet generators for mobile electric power for the U.S. Armed Services, and new and follow-on contracts for shipboard electronics and power distribution, conditioning and conversion products primarily to the U.S. Navy. The increase in net sales from acquired businesses, net of divestitures, was $78 million, or 1%, and pertains mostly to the Electro-Optical Systems (EOS) business acquired on April 21, 2008, and to Chesapeake Sciences Corporation acquired on January 30, 2009. These sales increases were partially offset by decreases of: (1) $59 million for aviation products as a result of reduced demand from commercial customers caused by the global economic recession, and (2) $36 million for security & detection and undersea warfare due to delays in receipt of expected orders and timing of deliveries.

Electronic Systems operating income for the year ended December 31, 2009 increased by 4% compared to the year ended December 31, 2008. Operating margin of 12.1% for the year ended December 31, 2009 increased by 10 basis points compared to the year ended December 31, 2008. Excluding the Product Line Divestiture Gain ($12 million) and Impairment Charge ($28 million), operating margin for the year ended December 31, 2009 decreased by 20 basis points compared to operating margin of 12.3% for the year ended December 31, 2008. An increase in pension expense of $42 million reduced operating margin by 80 basis points. Operating margin increased by 40 basis points primarily due to higher sales volume and favorable sales mix for EO/IR products and power & control systems. Operating margin increased by 10 basis points due to $6 million of charges to adjust litigation accruals in 2008 that did not recur in 2009 and acquired businesses increased operating margin by 10 basis points.

2008 Compared with 2007

Electronic Systems net sales for the year ended December 31, 2008 increased by 12% compared to the year ended December 31, 2007 reflecting higher sales volume of (1) $118 million for power & control systems mostly for commercial shipbuilding, and power generation, distribution, conditioning and conversion products primarily for the U.S. Army and U.S. Navy, (2) $86 million for microwave products due to higher demand and deliveries of mobile satellite communications systems, satellite and space components, and communication services primarily to the DoD, (3) $65 million primarily for combat propulsion systems due to new and existing contracts, aviation products primarily related to spare parts for the U.S. military and data recorders for aviation and maritime markets, and acoustic undersea warfare products and ocean mapping related to new and existing contracts, (4) $56 million for precision engagement primarily related to new contracts and increased shipments on existing contracts for situational awareness systems and fuzing products, (5) $54 million for EO/IR products primarily due to increased demand and deliveries from new and existing contracts, and (6) $41 million for simulation & training primarily related to new contracts and timing of deliveries on existing contracts. These increases were partially offset by a decrease of $36 million for displays primarily due to timing of contractual deliveries and contracts completed or nearing completion. The increase in net sales from acquired businesses, net of divestitures, was $201 million, or 4%.

Electronic Systems operating income for the year ended December 31, 2008 increased by 14% compared to the year ended December 31, 2007. The year ended December 31, 2008 included a gain of $12 million for the Product Line Divestiture Gain and a non-cash Impairment Charge of $28 million. Excluding these two items, operating income was $661.1 million and operating margin for the year ended December 31, 2008 compared to December 31, 2007 increased 50 basis points to 12.3%. Operating margin increased by 70 basis points due to improved contract performance and higher sales across several business areas. These increases were partially offset by 10 basis points due to a $6 million litigation accrual for costs to settle a claim and 10 basis points because of a $7 million gain in the 2007 third quarter from the settlement of a third party claim that did not recur.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of December 31, 2009, we also had $968 million of borrowings available under our Revolving Credit Facility, after reductions of $32 million for outstanding letters of credit, subject to certain conditions. Our Revolving Credit Facility matures on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Our business may not continue to generate cash flow at current levels, and it is possible that currently anticipated improvements may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing, which we may not be able to do on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Holders of our $700 million Convertible Contingent Debt Securities may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. Furthermore, the first scheduled maturity of our existing debt is our $400 million 6 1/8% senior subordinated notes maturing on July 15, 2013.

On February 18, 2010, we entered into an agreement to acquire all the outstanding common stock of a business for approximately $613 million. We anticipate completing this acquisition in the second quarter of 2010, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price with cash on hand.

For a discussion of our recent debt refinancing during the fourth quarter of 2009, which improved our debt maturity profile and reduced our outstanding debt balance, see “Financing Activities-Debt” on page 58.

Balance Sheet

Billed receivables decreased by $77 million to $1,149 million at December 31, 2009 from $1,226 million at December 31, 2008 due to collections for government services, power and control systems, marine services and combat propulsion systems. These decreases were partially offset by: (1) higher sales primarily for JCA and networked communications, (2) $21 million for acquired billed receivables, and (3) $9 million primarily for foreign currency translation adjustments.

Contracts in process increased $110 million to $2,377 million at December 31, 2009, from $2,267 million at December 31, 2008. The increase included $7 million for foreign currency translation adjustments, $24 million primarily for acquired contracts-in-process, and $79 million from:

•	Increases of $41 million in unbilled contract receivables primarily due to sales exceeding billings for ISR systems, systems field support services and precision engagement, partially offset by billings for undersea warfare products and government services; and

•	Increases of $38 million in inventoried contract costs across several business areas, primarily propulsion systems, microwave, networked communications and EO/IR products to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 66 at December 31, 2009, compared with 69 at December 31, 2008. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (365 days at December 31, 2009 and 366 days at December 31, 2008). Our trailing 12 month pro forma sales were $15,621 million at December 31, 2009 and $14,976 million at December 31, 2008.

Goodwill increased by $161 million to $8,190 million at December 31, 2009 from $8,029 million at December 31, 2008. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	2	5	—	57	64
Foreign currency translation adjustments(2)	6	2	37	52	97

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our audited consolidated financial statements, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The increase in goodwill from foreign currency translation adjustments was due to the weakening of the U.S. dollar during the year ended December 31, 2009 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada.

For the year ended December 31, 2009, the decrease in accounts payable was primarily due to the timing of invoices received and payments made for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates and payments for salaries and wages. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for marine power and control systems and simulation & training, partially offset by an increase due to performance based billings for certain aircraft modernization and telemetry and advanced technology contracts. The increase in other liabilities was due to higher non-current income taxes payable primarily for uncertain income tax positions. Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses and approximately 22% of its employees. At December 31, 2009, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $1,964 million and exceeded the fair value of L-3’s pension plan assets of $1,304 million by $660 million. At December 31, 2008, L-3’s projected benefit obligation was $1,722 million and exceeded the fair value of L-3’s pension plan assets of $1,064 million by $658 million. The $2 million increase in our unfunded status was due to pension expense of $173 million for 2009, which was partially offset by (1) a decrease of $100 million in accumulated other comprehensive loss comprised of $57 million of amortization of net actuarial losses and prior service costs as a component of pension expense during 2009 and a $43 million net actuarial gain experienced in 2009, (2) employer pension contributions of $67 million and (3) a decrease of $4 million for foreign currency translation adjustments.

The 2009 decrease of $43 million in accumulated other comprehensive loss related to the net actuarial gain was primarily due to better than expected returns on our pension plan assets during 2009. The actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss) and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements.

Our pension expense for 2009 was $173 million. We currently expect pension expense for 2010 to decrease $25 million to approximately $148 million primarily due to the actual return on plan assets for 2009, which was a gain of $212 million, or 20%. The decrease in 2010 pension expense is comprised of a $37 million decrease for lower amortization of net losses and higher expected return on plan assets, partially offset by a $12 million increase primarily for higher service and interest costs. The $37 million decrease is primarily due to the actual return on L-3’s plan assets in 2009 of $212 million discussed above and the $12 million increase is primarily due to the reduction in our weighted average discount rate from 6.49% at December 31, 2008 to 6.26% at December 31, 2009.

Our expected pension expense for 2010 may change when finalized due to a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2010, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for 2009 were $67 million and we currently expect to contribute approximately $140 million to our pension plans in 2010. Actual 2010 pension contributions could be affected by L-3’s actual net cash from operating activities for 2010, as well as changes in the funded status of our pension plans during 2010. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by our discount rate assumption. For example, a reduction to the discount rate of 25 basis points would increase our projected benefit obligation at December 31, 2009 by approximately $65 million and our estimated pension expense for 2010 by approximately $9 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2009 by approximately $62 million, and our estimated pension expense for 2010 by approximately $8 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Net cash from operating activities	$1,407	$1,387	$1,270
Net cash used in investing activities	(272)	(432)	(388)
Net cash used in financing activities	(1,005)	(840)	(464)

Operating Activities

2009 Compared with 2008. We generated $1,407 million of cash from operating activities during the year ended December 31, 2009, an increase of $20 million compared with $1,387 million generated during the year ended December 31, 2008. The increase was due to less net cash used of $61 million for changes in operating assets and liabilities primarily for billed receivables, contracts in process, other current liabilities (mainly the Litigation Gain) and pension and postretirement benefits, partially offset by more cash used for changes in accounts payable, accrued employment costs, accrued expenses, and advance payments and billings in excess of costs incurred. This increase was partially offset by: (1) a decrease in net income of $38 million, and (2) lower non-cash expenses of $3 million, primarily due to lower deferred income taxes. The net cash used from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” on page 55.

2008 Compared with 2007. We generated $1,387 million of cash from operating activities during the year ended December 31, 2008, an increase of $117 million compared with $1,270 million generated during the year ended December 31, 2007. The increase was due to (1) an increase in net income of $195 million, and (2) higher non-cash expenses of $62 million, primarily due to higher deferred income taxes and the non-cash Impairment Charge, partially offset by (3) $140 million of more cash used for changes in operating assets and liabilities, primarily for other current liabilities (mainly the Litigation Gain) and income taxes.

Interest Payments. Our cash from operating activities included interest payments on debt of $237 million for the year ended December 31, 2009, $267 million for the year ended December 31, 2008, and $280 million for the year ended December 31, 2007. Our interest expense also included amortization of deferred debt issue costs and bond discounts and deferred gains on terminated interest rate swap agreements, which are non-cash items.

Investing Activities

During 2009, we used $272 million of cash primarily to: (1) acquire a business and pay the remaining contractual purchase price for a business acquisition completed prior to January 1, 2009 for a total of $90 million, and (2) make $186 million of capital expenditures.

During 2008, we used $283 million of cash primarily to: (1) acquire four businesses discussed under “Business Acquisitions”, (2) pay earnouts and the remaining contractual purchase price for certain business acquisitions completed prior to January 1, 2008, and (3) increase our ownership interest in METI by 5% from 80% to 85%. We also used $218 million of cash for capital expenditures. Investing activities for the year ended December 31, 2008 included a $63 million source of cash in the aggregate from the sale of METI on October 8, 2008 and the sale of the PMD product line during the second quarter.

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

Financing Activities

Debt

At December 31, 2009, total outstanding debt was $4,112 million, of which, $996 million were senior notes and $3,116 million were senior subordinated notes, compared to $4,493 million at December 31, 2008, all of which were comprised of senior subordinated notes. At December 31, 2009, borrowings available under our revolving credit facility were $968 million, after reduction for outstanding letters of credit of $32 million. We also have $328 million of other standby letters of credit at December 31, 2009, that may be drawn upon in the event we do not perform on certain of our contractual requirements. There were no borrowings outstanding under our Revolving Credit Facility at December 31, 2009. Our outstanding debt matures between July 15, 2013 and August 1, 2035. See Note 10 to our audited consolidated financial statements for the components of our long-term debt at December 31, 2009.

Debt Issuances and Repayments. On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of Senior Notes. The Senior Notes have an effective interest rate of 5.25% and were issued at a discount of $4 million. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2010. The net cash proceeds from this offering amounted to approximately $987 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ outstanding $750 million 7 5/8% Senior Subordinated Notes due in 2012 on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million term loan on October 7, 2009. In connection with the redemption of the 2002 Notes, we recorded a debt retirement charge in the fourth quarter of 2009 of approximately $10 million ($6 million after income tax, or $0.05 per diluted share).

On October 23, 2009, L-3 Communications replaced its $1 billion revolving credit facility that was scheduled to expire on March 9, 2010, with a new $1 billion three-year Revolving Credit Facility maturing on October 23, 2012.

Credit Ratings. Our credit ratings as of February 2010 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB-	BB+
Fitch Ratings	BBB-	BB+
Moody’s Investors Service	Baa2	Ba2

Agency credit ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on L-3 Communications or its subsidiaries by any of these agencies are announced publicly and are available from the agencies. Our ability to access the capital markets could be impacted by a downgrade in one or more of our debt ratings. If this were to occur, we could incur higher borrowing costs.

Debt Covenants and Other Provisions. The Revolving Credit Facility, Senior Notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of December 31, 2009, we were in compliance with our financial and other restrictive covenants.

Guarantees. The borrowings under the Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of our other indebtedness. The payment of principal and premium, if any, and interest on the senior subordinated notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of our other indebtedness. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Holdings’ wholly-owned domestic subsidiaries.

Subordination. The guarantees of the Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the senior subordinated notes and the CODES and rank pari passu with each other. The guarantees of the senior subordinated notes and CODES rank pari passu with each other and are junior to the guarantees of the Revolving Credit Facility and Senior Notes.

Equity

During 2009 and 2008, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

2009
February 5	February 19	$0.35	March 16	$42
April 28	May 18	$0.35	June 15	$41
July 14	August 17	$0.35	September 15	$41
October 6	November 17	$0.35	December 15	$41

2008
February 5	February 19	$0.30	March 17	$37
April 29	May 16	$0.30	June 16	$37
July 8	August 18	$0.30	September 15	$37
October 7	November 17	$0.30	December 15	$36

On February 2, 2010, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 14% to $0.40 per share, payable on March 15, 2010, to shareholders of record at the close of business on March 1, 2010.

On February 1, 2010, the number of holders of L-3 Holdings’ common stock was approximately 66,000. On February 25, 2010, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $91.05 per share.

For the year ended December 31, 2009, L-3 repurchased $505 million or 7.0 million shares of its common stock compared to $794 million or 8.5 million shares of its common stock for the year ended December 31, 2008 and $500 million, or 5.2 million shares of its common stock for the year ended December 31, 2007.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2009, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
		Less than				More than
	Total	1 year		1–3 Years	3–5 years	5 years
				(in millions)

Contractual Obligations
L-3 Communications long-term debt(1)	$3,450	$—		$—	$800	$2,650
L-3 Holdings long-term debt(1)(2)	700	—		—	—	700
Interest payments(3)	1,794	224		448	389	733
Non-cancelable operating leases(4)	770	166		264	151	189
Notes payable and capital lease obligations	11	1		1	—	9
Purchase obligations(5)	2,087	1,804		259	23	1
Other long-term liabilities(6)	302	153	(7)	69	10	70

Total(8)	$9,114	$2,348		$1,041	$1,373	$4,352

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)	As of July 29, 2009, the CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.9862 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $100.14 per share). The conversion feature of the CODES may require L-3 Holdings to settle the $700 million principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $120.17) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. At any time on or after February 1, 2011, the CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of the CODES. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 25, 2010 was $91.05.

(3)	Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2009 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)	Represents open purchase orders at December 31, 2009 for amounts expected to be paid for goods or services that are legally binding.

(6)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2011 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2010.

(7)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2010, we expect to contribute approximately $140 million to our pension plans and approximately $13 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.

(8)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2009 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2009, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
					2015 and
	Total	2010	2011-2012	2013-2014	thereafter
	(in millions)

Contingent Commitments
Standby letters of credit under our Revolving Credit Facility(1)	$32	$29	$3	$—	$—
Other standby letters of credit(1)	328	264	55	3	6
Other guarantees(2)	49	46	—	—	3
Contingent commitments for earnout payments on business acquisitions(3)	22	19	3	—	—

Total	$431	$358	$61	$3	$9

(1)	Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised and (ii) for 50% of certain bank debt related to a joint venture arrangement (see Note 19 to our audited consolidated financial statements for a description of these guarantees).

(3)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement.

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

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 19 to our audited consolidated financial statements.

Derivative Financial Instruments and Other Market Risk

Included in our derivative financial instruments are foreign currency forward contracts. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Interest Rate Risk. Our Revolving Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes, senior subordinated notes, and CODES are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Revolving Credit Facility, if any, are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2009, the notional value of foreign currency forward contracts was $352 million and the net fair value of these contracts was an asset of $6 million. The notional values of our foreign currency forward contracts with maturities ranging through 2014 and thereafter are presented in the table below.

	Year of Maturity
	2010	2011	2012	2013	2014 and thereafter
	(in millions)

Notional value	$225	$70	$25	$14	$18

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog; percent of funded backlog at December 31, 2009 expected to be recorded as sales in 2010 and funded orders for each of our reportable segments.

			Percentage of
			December 31, 2009
			Funded Backlog
	Funded Backlog		Expected to be
	at December 31,		Recorded as	Funded Orders
	2009	2008	Sales in 2010	2009	2008
	(in millions)			(in millions)

Reportable Segment:
C3ISR	$2,313	$2,267	74%	$3,156	$2,963
Government Services	1,847	2,224	86	3,717	4,512
AM&M	1,655	1,855	86	2,594	2,947
Electronic Systems	5,047	5,226	69	5,264	6,110

Consolidated	$10,862	$11,572	76%	$14,731	$16,532

Our funded backlog does not include the full potential value of our contract awards, including those pertaining to multi-year, cost-plus type contracts, which are generally funded on an annual basis. Funded backlog also excludes the potential future orders and related sales from unexercised priced contract options that may be exercised by customers under existing contracts and the potential future orders and related sales of purchase orders that we may receive in the future under indefinite quantity contracts or basic ordering agreements during the term of such agreements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing initiative;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters, including those that are expected to be resolved by jury trials, which are inherently risky and for which outcomes are difficult to predict;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	outcome of matters relating to the Foreign Corrupt Practices Act (FCPA);

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” on page 62 and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of December 31, 2009, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC’s rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2009. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2009.

Our independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2009. See page F-2 to our audited consolidated financial statements for their report.

Item 9B:	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information concerning the directors and executive officers of the Registrants as of February 26, 2010.

Name	Age	Position

Michael T. Strianese(1)	53	Chairman, President and Chief Executive Officer
Curtis Brunson	62	Executive Vice President of Corporate Strategy and Development
David T. Butler III	53	Senior Vice President of Business Operations
Richard A. Cody	59	Vice President of Washington Operations
Ralph G. D’Ambrosio	42	Vice President and Chief Financial Officer
Steven M. Post	57	Senior Vice President, General Counsel and Corporate Secretary
James W. Dunn	66	Senior Vice President and President of Sensors & Simulation Group
Steven Kantor	65	Senior Vice President and President of Marine & Power Systems Group
John McNellis	57	Senior Vice President and President of Integrated Systems Group
Charles J. Schafer	62	Senior Vice President and President of Products Group
Carl E. Vuono	75	Senior Vice President and President of L-3 Services Group
Dan Azmon	46	Controller and Principal Accounting Officer
Robert B. Millard(1)(3)	59	Director, Lead Independent Director of the Board of Directors, Chairman of the Executive Committee, and Chairman of the Compensation Committee
Claude R. Canizares(2)	64	Director
Thomas A. Corcoran(1)(2)	65	Director, Chairman of the Audit Committee
Lewis Kramer(2)(3)	62	Director
John M. Shalikashvili(3)(4)	73	Director
Arthur L. Simon(2)(4)	77	Director
Alan H. Washkowitz(3)(4)	69	Director, Chairman of the Nominating/Corporate Governance Committee
John P. White(3)(4)	72	Director

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating/Corporate Governance Committee.

All executive officers serve at the discretion of the Board of Directors.

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage at its website at http://www.L-3com.com under the link “Code of Ethics and Business Conduct”. The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our Web site within the required periods.

The remaining information called for by Item 10 is included in the sections captioned “Proposal 1. Election of Directors”, “Continuing Members of the Board of Directors”, “Executives and Certain Other Officers of the Company” and “Section 16(A) Beneficial Ownership Reporting Compliance”, included in the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of L-3 Holdings, to be held on April 27, 2010 and is incorporated by reference. L-3 Holdings will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2009 fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

The information called for by Item 11 is included in the sections captioned “Compensation Discussion and Analysis”, “Tabular Executive Compensation Disclosure”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation”, included in the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of L-3 Holdings, to be filed with the SEC within 120 days after the end of the Company’s 2009 fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is included in the sections captioned “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management”, and “Equity Compensation Plan Information”, included in the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of L-3 Holdings, to be filed with the SEC within 120 days after the end of the Company’s 2009 fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is included in the sections captioned “Certain Relationships and Related Transactions”, “The Board of Directors and Certain Governance Matters”, included in the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of L-3 Holdings, to be filed with the SEC within 120 days after the end of the Company’s 2009 fiscal year and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is included in the section captioned “Independent Registered Public Accounting Firm Fees” and is incorporated herein by reference to the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of L-3 Holdings, to be filed with the SEC within 120 days after the end of the Company’s 2009 fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial statements filed as part of this report:

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009).
4.3	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.5	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.7	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.8	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.10 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).

Exhibit
No.		Description of Exhibits

4.9		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.10		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.11		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.12		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.13		Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
†10	.1	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1, No. 333-46975).
†10	.2	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 No. 333-46975).
†10	.3	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10	.4	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004).
†10	.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.6	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.7	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004).
†10	.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).
†10	.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.63 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
No.		Description of Exhibits

†10	.10	L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Amendment No. 1 to Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10	.11	L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan (incorporated by reference to Exhibit 10.14 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10	.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009).
†10	.14	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2008 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10	.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2008 Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†*10	.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version).
†10	.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2008 Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008).
†10	.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2009 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009).
†*10	.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version).
†*10	.21	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan.
†10	.22	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009).
†10	.23	L-3 Communications Holdings, Inc. Amended and Restated Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.24	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.25	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
†10	.26	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
†10	.27	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
No.		Description of Exhibits

†10	.28	MPRI Long Term Deferred Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*21		Subsidiaries of the Registrant.
*23		Consent of PricewaterhouseCoopers LLP.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32		Section 1350 Certification.
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2009 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By: /s/ Ralph G. D’Ambrosio

Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants’ in the capacities indicated on February 26, 2010.

Signature	Title

/s/ Michael T. Strianese Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Ralph G. D’Ambrosio Ralph G. D’Ambrosio	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dan Azmon Dan Azmon	Controller and Principal Accounting Officer

/s/ Robert B. Millard Robert B. Millard	Director

/s/ Claude R. Canizares Claude R. Canizares	Director

/s/ Thomas A. Corcoran Thomas A. Corcoran	Director

/s/ Lewis Kramer Lewis Kramer	Director

/s/ John M. Shalikashvili John M. Shalikashvili	Director

/s/ Arthur L. Simon Arthur L. Simon	Director

/s/ Alan H. Washkowitz Alan H. Washkowitz	Director

/s/ John P. White John P. White	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,016	$867
Billed receivables, net of allowances of $32 in 2009 and $26 in 2008	1,149	1,226
Contracts in process	2,377	2,267
Inventories	239	259
Deferred income taxes	247	211
Other current assets	123	131

Total current assets	5,151	4,961

Property, plant and equipment, net	854	821
Goodwill	8,190	8,029
Identifiable intangible assets	377	417
Deferred debt issue costs	47	44
Other assets	194	212

Total assets	$14,813	$14,484

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$464	$602
Accrued employment costs	642	700
Accrued expenses	482	479
Advance payments and billings in excess of costs incurred	521	530
Income taxes	10	45
Other current liabilities	363	351

Total current liabilities	2,482	2,707

Pension and postretirement benefits	817	802
Deferred income taxes	272	127
Other liabilities	470	414
Long-term debt	4,112	4,493

Total liabilities	8,153	8,543

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc’s common stock: $.01 par value; 300,000,000 shares authorized, 115,353,546 shares outstanding at December 31, 2009 and 118,633,746 shares outstanding at December 31, 2008 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,449	4,136
L-3 Communications Holdings, Inc’s treasury stock (at cost), 21,040,541 shares at December 31, 2009 and 13,995,450 shares at December 31, 2008	(1,824)	(1,319)
Retained earnings	4,108	3,373
Accumulated other comprehensive loss	(166)	(332)

Total L-3 shareholders’ equity	6,567	5,858
Noncontrolling interests	93	83

Total equity	6,660	5,941

Total liabilities and equity	$14,813	$14,484

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales:
Products	$7,516	$7,130	$6,572
Services	8,099	7,771	7,389

Total net sales	15,615	14,901	13,961

Cost of sales:
Products	6,671	6,380	5,844
Services	7,288	6,962	6,669

Total cost of sales	13,959	13,342	12,513

Litigation gain	—	126	—

Operating income	1,656	1,685	1,448
Interest and other income, net	19	28	31
Interest expense	279	290	314
Debt retirement charge	10	—	—

Income from continuing operations before income taxes	1,386	1,423	1,165
Provision for income taxes	475	494	411

Income from continuing operations	911	929	754
Gain on sale of a business, net of income taxes of $13 million	—	20	—

Net income	$911	$949	$754
Less: Net income attributable to noncontrolling interests	10	11	9

Net income attributable to L-3	$901	$938	$745
Less: Net income allocable to participating securities	8	9	5

Net income allocable to L-3 Holdings’ common shareholders	$893	$929	$740

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$7.65	$7.50	$5.92
Gain on sale of a business, net of income taxes	—	0.17	—

Net income	$7.65	$7.67	$5.92

Diluted:
Income from continuing operations	$7.61	$7.43	$5.86
Gain on sale of a business, net of income taxes	—	0.16	—

Net income	$7.61	$7.59	$5.86

L-3 Holdings’ weighted average common shares outstanding:
Basic	116.8	121.2	124.9

Diluted	117.4	122.4	126.2

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

Balance at December 31, 2006	125.2	$1	$3,465	$(25)	$1,963	$(49)	$84	$5,439
Measurement date change for retirement benefit plans					(4)	39		35
Cumulative effect adjustment for uncertain income tax positions					4			4
Comprehensive income:
Net income					745		9	754
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $10						18		18
Net prior service cost arising during the period, net of income taxes of $1						(2)		(2)
Amortization of net loss previously recognized, net of income taxes of $5						9		9
Amortization of prior service cost (credit) previously recognized, net of income taxes of $1						(1)		(1)
Foreign currency translation adjustment						135		135
Unrealized gains on hedging instruments, net of income taxes of $3						4		4

Total comprehensive income								917
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($1.00 per share)					(126)			(126)
Shares issued:
Employee savings plans	1.3		125					125
Exercise of stock options	1.6		112					112
Employee stock purchase plan	0.8		65					65
Stock-based compensation expense			53					53
Treasury stock purchased	(5.2)			(500)				(500)
Other	0.5		(4)					(4)

Balance at December 31, 2007	124.2	1	3,816	(525)	2,582	153	87	6,114
Comprehensive income:
Net income					938		11	949
Pension and postretirement benefit plans:
Net loss arising during the period, net of income taxes of $174						(271)		(271)
Net prior service cost arising during the period, net of income taxes of $1						(1)		(1)
Amortization of net loss previously recognized, net of income taxes of $2						3		3
Foreign currency translation adjustment						(222)		(222)
Unrealized gains on hedging instruments, net of income taxes of $4						6		6

Total comprehensive income								464
Distributions to noncontrolling interests							(12)	(12)
Derecognition of noncontrolling interest							(3)	(3)
Cash dividends paid on common stock ($1.20 per share)					(147)			(147)
Shares issued:
Employee savings plans	1.5		141					141
Exercise of stock options	0.7		51					51
Employee stock purchase plan	0.8		69					69
Stock-based compensation expense			64					64
Treasury stock purchased	(8.5)			(794)				(794)
Other	(0.1)		(6)					(6)

Balance at December 31, 2008	118.6	1	4,135	(1,319)	3,373	(332)	83	5,941
Comprehensive income:
Net income					901		10	911
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $13						19		19
Net prior service cost arising during the period, net of income taxes of $1						(1)		(1)
Amortization of net loss previously recognized, net of income taxes of $20						30		30
Amortization of prior service cost (credit) previously recognized, net of income taxes of $1						1		1
Foreign currency translation adjustment						117		117

Total comprehensive income								1,077
Distributions to noncontrolling interests							(8)	(8)
Recognition of noncontrolling interest in a consolidated subsidiary							8	8
Cash dividends paid on common stock ($1.40 per share)					(165)			(165)
Shares issued:
Employee savings plans	2.0		139					139
Exercise of stock options	0.5		28					28
Employee stock purchase plan	1.1		70					70
Stock-based compensation expense			74					74
Treasury stock purchased	(7.0)			(505)				(505)
Other	0.2		2		(1)			1

Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$911	$949	$754
Depreciation of property, plant and equipment	158	152	150
Amortization of intangibles and other assets	60	54	57
Deferred income tax provision	74	153	106
Stock-based employee compensation expense	74	64	53
Contributions to employee savings plans in L-3 Holdings’ common stock	139	141	125
Amortization of pension and postretirement benefit plans net loss and prior service cost	52	5	12
Amortization of bond discounts (included in interest expense)	23	21	20
Amortization of deferred debt issue costs (included in interest expense)	11	11	10
Gain on sale of a business	—	(20)	—
Impairment charge	—	28	—
Gain on sale of a product line	—	(12)	—
Other non-cash items	(3)	(6)	(4)

Subtotal	1,499	1,540	1,283

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	107	49	(51)
Contracts in process	(79)	(162)	(188)
Inventories	14	(25)	4
Accounts payable, trade	(118)	31	90
Accrued employment costs	(59)	66	51
Accrued expenses	(39)	81	65
Advance payments and billings in excess of costs incurred	(15)	101	(2)
Income taxes	27	(2)	116
Excess income tax benefits related to share-based payment arrangements	(4)	(10)	(17)
Other current liabilities	9	(128)	(9)
Pension and postretirement benefits	43	(81)	(10)
All other operating activities	22	(73)	(62)

Subtotal	(92)	(153)	(13)

Net cash from operating activities	1,407	1,387	1,270

Investing activities:
Business acquisitions, net of cash acquired	(90)	(283)	(235)
Proceeds from sale of a business and product lines	—	63	—
Capital expenditures	(186)	(218)	(157)
Dispositions of property, plant and equipment	4	15	8
Other investing activities	—	(9)	(4)

Net cash used in investing activities	(272)	(432)	(388)

Financing activities:
Proceeds from sale of senior notes	996	—	—
Repayment of borrowings under term loan facility	(650)	—	—
Redemption of senior subordinated notes	(750)	—	—
Common stock repurchased	(505)	(794)	(500)
Cash dividends paid on L-3 Holdings’ common stock	(165)	(147)	(126)
Proceeds from exercise of stock options	24	40	89
Proceeds from employee stock purchase plan	70	69	65
Debt issue costs	(22)	—	—
Excess income tax benefits related to share-based payment arrangements	4	10	17
Other financing activities	(7)	(18)	(9)

Net cash used in financing activities	(1,005)	(840)	(464)

Effect of foreign currency exchange rate changes on cash and cash equivalents	19	(28)	14

Net increase in cash and cash equivalents	149	87	432
Cash and cash equivalents, beginning of the year	867	780	348

Cash and cash equivalents, end of the year	$1,016	$867	$780

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems (previously named Specialized Products). During the 2009 fourth quarter, the Company renamed the Specialized Products reportable segment Electronic Systems to better describe the nature of the segment’s businesses. Financial information with respect to each of the Company’s reportable segments is included in Note 22. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the same. See Note 24 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

During the quarter ended March 27, 2009, the Company revised its reportable segment presentations to conform to certain re-alignments in the Company’s management and organization structure. Consequently, the Company made certain reclassifications between its C3ISR, Government Services, and AM&M reportable segments. See Note 22 for the prior period amounts reclassified between reportable segments.

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

Revenue Recognition: The majority of the Company’s contracts are generally fixed price, cost-plus or time-and-material type contracts. Depending on the type of contract, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting, (2) allowable costs incurred plus the estimated profit on those costs (cost-plus), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material).

Sales and profits on fixed-price type contracts that are covered by contract accounting standards are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-plus type contracts that are covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangements. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with revenue recognition accounting standards for revenue arrangements with commercial customers. Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts to perform services are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

Sales and profit in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government products and services and those for commercial and international customers. The IRAD and B&P costs for the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs for the Company’s businesses that are not U.S. Government contractors are accounted for in accordance with research and development accounting standards and are expensed as incurred to cost of sales.

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are not accounted for as research and development expenses, and are also not indirect contract costs. Instead, these costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Customer-funded research and development costs are substantially all incurred under cost-plus type contracts with the U.S. Government.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Computer Software Costs: The Company’s software development costs for computer software products to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software products are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues. Substantially all of the capitalized software development costs pertain to the Company’s commercial aviation businesses. Capitalized software development costs, net of accumulated amortization, was $48 million at December 31, 2009 and $47 million at December 31, 2008, respectively, and is included in Other Assets on the Consolidated Balance Sheets. Amortization expense for capitalized software development costs was $8 million for 2009, $8 million for 2008, and $6 million for 2007. The Company recorded a non-cash impairment charge of $28 million relating to a write-down of capitalized software development costs associated with a general aviation product line in the second quarter of 2008, which is recorded in cost of sales for products in the Consolidated Statement of Operations.

Product Warranties: Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred.

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2009	2008
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$102	$98
Acquisitions during this period	—	5
Accruals for product warranties issued during the period	51	44
Changes to accruals for product warranties existing before January 1	2	2
Foreign currency translation adjustments	2	(3)
Settlements made during the period	(58)	(44)

Balance at December 31	$99	$102

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion (EACs) and are excluded from these amounts. The balance at December 31 includes both long-term and short-term amounts.

Deferred Debt Issue Costs: Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method.

Stock-Based Compensation: The Company follows the fair value based method of accounting for stock-based employee compensation, which requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is primarily a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments, except for certain performance unit awards that are payable in cash.

Compensation expense for all restricted stock, restricted stock unit and stock option awards is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for performance units payable in L-3 Holdings common stock are based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Compensation expense for

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performance units that are payable in cash is based on a binomial valuation technique (the Monte Carlo valuation model) adjusted for historical performance each reporting period and recognized on a straight-line basis over the requisite service period.

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

Income tax accounting standards prescribe (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase.

Contracts in Process: Contracts in process include unbilled contract receivables and inventoried contract costs for which sales and profits are recognized using a POC method of accounting. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, which have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not yet been recognized as costs and expenses because the related sales, which are primarily recorded using the units-of-delivery method, have not been recognized. Contract costs include direct costs and indirect costs, including overhead costs. As discussed in Note 5, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), IRAD costs and B&P costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company may receive progress payments as costs are incurred or milestone payments as work is performed. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs incurred and related estimated profits are reported on the Company’s balance sheet as Advance Payments and Billings in Excess of Costs Incurred.

The Company values its acquired contracts in process in connection with business acquisitions on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort commensurate with the profit margin that the Company earns on similar contracts.

Inventories: Inventories, other than Inventoried Contract Costs, are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is valued at fair value.

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable using a two-step process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit and its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during 2009.

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

Derivative Financial Instruments: The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the Euro, the British pound and the U.S. dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s Consolidated Balance Sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

The embedded derivatives related to the issuance of the Company’s debt are recorded at fair value with changes reflected in the Consolidated Statements of Operations.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2009, 2008 and 2007 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

Accounting Standards Issued and Not Yet Implemented: In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard is effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality will be removed from scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components will always be excluded from software revenue recognition standards. The revised accounting standard is effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

In June 2009, the FASB issued a revised standard for the accounting for variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power and control to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting standard also requires an ongoing assessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The revised accounting standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements; however, the preliminary assessment indicates that the adoption of this standard will not have a material impact on the Company’s financial position, results of operation or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	New Accounting Standards Implemented

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC or Codification). The Codification has become the single source for all authoritative U.S. GAAP recognized by the FASB, does not change U.S. GAAP and did not impact the Company’s financial position, results of operations or cash flows. All references to U.S. GAAP in this report are in accordance with the Codification.

The Company adopted nine newly issued accounting standards during the year ended December 31, 2009. The following six standards were effective January 1, 2009:

•	Accounting for convertible debt instruments that may be settled in cash upon conversion (Convertible Debt). The new standard is contained in ASC 470, Debt;

•	Determining whether instruments granted in share-based payment transactions are participating securities (Participating Securities). The new standard is contained in ASC 260, Earnings Per Share;

•	Noncontrolling interests in consolidated financial statements (Noncontrolling Interests). The new standard is contained in ASC 810, Consolidation;

•	Disclosures about derivative instruments and hedging activities (Derivative Disclosures). The new standard is contained in ASC 815, Derivatives and Hedging;

•	Business combinations (Business Combinations). The new standard is contained in ASC 805, Business Combinations; and

•	Fair value measurements and disclosures (Fair Value Measurements). The new standard is contained in ASC 820, Fair Value Measurements and Disclosures.

For the impact of the adoption of the newly issued standards for Convertible Debt, Participating Securities and Noncontrolling Interests on the Company’s: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2) Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, see pages F-17-F-19. The adoption of the new accounting standards for Derivative Disclosures, Business Combinations and Fair Value Measurements did not have a material impact on the Company’s prior period financial statements.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact of the provisions of the Convertible Debt standard on the Statement of Operations for the year ended December 31, 2009.

Year Ended
December 31, 2009
(in millions, except
per share data)

Interest expense	$20
Provision for income taxes	(8)
Net income attributable to L-3	(12)
L-3 Holdings’ earnings per common share:
Basic	$(0.10)
Diluted	$(0.10)

Participating Securities: In accordance with the provisions of the newly issued standard for participating securities, the Company is including the impact of restricted stock and restricted stock units that are entitled to receive non-forfeitable dividends when calculating both basic EPS and diluted EPS. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly. The adoption of the provisions of this standard decreased basic EPS by $0.07 and diluted EPS by $0.03 for the year ended December 31, 2009.

Noncontrolling Interests: The Company retrospectively applied the presentation requirements of the newly issued standard for noncontrolling interests by: (1) reclassifying noncontrolling interests (minority interests) to equity on the Company’s balance sheets, and (2) including net income attributable to noncontrolling interests in net income on the Company’s statements of operations.

Derivative Disclosures: The enhanced disclosures for derivative instruments and related hedging activities required in accordance with the provisions of this standard can be found in Note 14.

Business Combinations: The Company adopted the provisions of the newly issued standard for business combinations to its acquisition of Chesapeake Sciences Corporation (CSC), which was completed on January 30, 2009. See Note 4 for additional information regarding the CSC acquisition. There were no other material business acquisitions completed during the year ended December 31, 2009. In accordance with the provisions of this standard, the Company is: (1) expensing transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value, (3) measuring contingent assets and liabilities at fair value, or in accordance with the accounting standard for contingencies as appropriate, and (4) capitalizing in-process research and development as part of identifiable intangible assets. In addition, the difference between the ultimate resolution and the amount recorded on the balance sheet for acquired uncertain tax positions is recorded through earnings. Previously, the difference would have been recorded through goodwill. Other than the net reversal of amounts previously accrued of $31 million disclosed in Note 17, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2009.

Fair Value Measurements: The Company applied the provisions of the standard for fair value measurements to non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date for application of the provisions of this standard to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis was previously delayed until January 1, 2009. The application of the provisions of the fair value measurement standard had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets and non-financial liabilities that were recognized or disclosed at fair value on a non-recurring basis at December 31, 2009.

Effective June 26, 2009, the Company adopted the following two new accounting standards:

•	Subsequent Events (Subsequent Events). The new standard is contained in ASC 855, Subsequent Events; and

•	Interim Disclosures about Fair Value of Financial Instruments (Financial Instruments). The new standard is contained in ASC 825, Financial Instruments.

Subsequent Events: The adoption of the provisions of the newly issued standard for subsequent events codified the requirement for the Company to evaluate events after the balance sheet date. The Company continues to evaluate events after the balance sheet date in accordance with this standard.

Financial Instruments: The adoption of the provisions of the newly issued standard for financial instruments requires: (1) the fair value disclosures of an entity’s financial instruments for interim financial statements, and (2) disclosures about the methods and significant assumptions used to estimate the fair value of financial instruments. See Note 13 for the disclosures required by the provisions of the Financial Instruments standard.

Pension and Other Postretirement Plan Assets: Effective December 31, 2009, the Company adopted the new accounting standard that expands the disclosure requirements for pension and other postretirement plan assets. The application of the provisions of this standard had no impact on the Company’s financial position, results of operations or cash flows. See Note 20 for the disclosures required by the provisions of this standard.

The tables below present the Company’s As Previously Reported and As Currently Reported: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2) Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statement of Operations, for the years ended December 31, 2008 and 2007, in each case to reflect the adjustments made to adopt the provisions of the newly issued standards for Noncontrolling Interests, Convertible Debt and Participating Securities, as applicable.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Adjustments for:
	As Previously	Noncontrolling	Convertible	As Currently
	Reported	Interests	Debt	Reported
	(in millions)

Condensed Consolidated Balance Sheet, at December 31, 2008:

ASSETS
Total current assets	$4,961	$—	$—	$4,961
Property, plant and equipment, net	821	—	—	821
Goodwill	8,029	—	—	8,029
Identifiable intangible assets	417	—	—	417
Deferred debt issue costs	45	—	(1)	44
Other assets	212	—	—	212

Total assets	$14,485	$—	$(1)	$14,484

LIABILITIES AND EQUITY
Total current liabilities	$2,707	$—	$—	$2,707
Pension and postretirement benefits	802	—	—	802
Deferred income taxes	110	—	17	127
Other liabilities	414	—	—	414
Long-term debt	4,538	—	(45)	4,493

Total liabilities	8,571	—	(28)	8,543

Minority interests	83	(83)	—	—

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock	4,072	—	64	4,136
L-3 Communications Holdings, Inc.’s treasury stock at cost	(1,319)	—	—	(1,319)
Retained earnings	3,410	—	(37)	3,373
Accumulated other comprehensive loss	(332)	—	—	(332)

Total L-3 shareholders’ equity	5,831	—	27	5,858
Noncontrolling interests	—	83	—	83

Total equity	5,831	83	27	5,941

Total liabilities and equity	$14,485	$—	$(1)	$14,484

Consolidated Equity Account Balances, at December 31, 2007:
L-3 Communications Holdings, Inc.’s common stock, net of treasury stock	$3,228	$—	$64	$3,292
Retained earnings	2,608	—	(26)	2,582
Accumulated other comprehensive income	153	—	—	153
Noncontrolling interests	—	87	—	87

Total equity	$5,989	$87	$38	$6,114

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Adjustments for:
					As
	As Previously	Noncontrolling	Participating	Convertible	Currently
	Reported	Interests	Securities	Debt	Reported
	(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the year ended December 31, 2008:
Net sales	$14,901	$—	$—	$—	$14,901
Cost of sales	13,342	—	—	—	13,342
Litigation Gain	126	—	—	—	126

Operating income	1,685	—	—	—	1,685
Interest and other income, net	28	—	—	—	28
Interest expense	271	—	—	19	290
Minority interests in net income of consolidated subsidiaries	11	(11)	—	—	—

Income from continuing operations before income taxes	1,431	11	—	(19)	1,423
Provision for income taxes	502	—	—	(8)	494

Income from continuing operations	929	11	—	(11)	929
Gain on sale of a business, net of income taxes of $13 million	20	—	—	—	20

Net income	$949	$11	$—	$(11)	$949
Less: Net income attributable to noncontrolling interests	—	11	—	—	11

Net income attributable to L-3	$949	$—	$—	$(11)	$938
Less: Net income allocable to participating securities	—	—	9	—	9

Net income allocable to L-3 Holdings’ common shareholders	$949	$—	$(9)	$(11)	$929

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$7.66	$—	$(0.06)	$(0.10)	$7.50

Net income	$7.83	$—	$(0.06)	$(0.10)	$7.67

Diluted:
Income from continuing operations	$7.56	$—	$(0.04)	$(0.09)	$7.43

Net income	$7.72	$—	$(0.04)	$(0.09)	$7.59

L-3 Holdings’ weighted average common shares outstanding:
Basic	121.2	—	—	—	121.2

Diluted	122.9	—	(0.5)	—	122.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Adjustments for:
					As
	As Previously	Noncontrolling	Participating	Convertible	Currently
	Reported	Interests	Securities	Debt	Reported
	(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the year ended December 31, 2007:
Net sales	$13,961	$—	$—	$—	$13,961
Cost of sales	12,513	—	—	—	12,513

Operating income	1,448	—	—	—	1,448
Interest and other income, net	31	—	—	—	31
Interest expense	296	—	—	18	314
Minority interests in net income of consolidated subsidiaries	9	(9)	—	—	—

Income before income taxes	1,174	9	—	(18)	1,165
Provision for income taxes	418	—	—	(7)	411

Net income	$756	$9	$—	$(11)	$754
Less: Net income attributable to noncontrolling interests	—	9	—	—	9

Net income attributable to L-3	$756	$—	$—	$(11)	$745
Less: Net income allocable to participating securities	—	—	5	—	5

Net income allocable to L-3 Holdings’ common shareholders	$756	$—	$(5)	$(11)	$740

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$6.05	$—	$(0.04)	$(0.09)	$5.92

Diluted	$5.98	$—	$(0.03)	$(0.09)	$5.86

L-3 Holdings’ weighted average common shares outstanding:
Basic	124.9	—	—	—	124.9

Diluted	126.5	—	(0.3)	—	126.2

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2009 Business Acquisitions

On January 30, 2009, the Company acquired all of the outstanding stock of CSC for a purchase price of $91 million in cash, which includes a $7 million net working capital adjustment, of which $6 million was for cash acquired, and $4 million related to certain tax benefits acquired. The acquisition was financed using cash on hand. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. Based on the final purchase price allocation, the amount of goodwill recognized was $56 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes.

2008 Business Acquisitions

During the year ended December 31, 2008, in separate transactions, the Company acquired four businesses and increased its ownership interest in a subsidiary for an aggregate purchase price of $264 million in cash, plus acquisition costs. These acquisitions were all financed with cash on hand. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for these businesses and increase in ownership interest was $191 million, of which $86 million is expected to be deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2009
(in millions)

Electronic Systems	$150
Government Services	41

Total	$191

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

The Company has completed the purchase price allocations for all acquisitions made during 2008, except for those business acquisitions in which the purchase price is subject to adjustment, as described above. The final purchase price allocations were based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values. The final purchase price allocations for these business acquisitions, compared to their preliminary purchase price allocations, did not have a material impact on the Company’s results of operations or financial position.

2007 Business Acquisitions

During the year ended December 31, 2007, in separate transactions, the Company acquired ownership interests in four businesses for an aggregate purchase price of $225 million in cash, plus acquisition costs. These acquisitions were all financed with cash on hand. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for these businesses was $178 million, of which $140 million is expected to be deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2009
(in millions)

Electronic Systems	$146
Government Services	32

Total	$178

In certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance not to exceed an aggregate amount of $13 million, as discussed below. Any such additional consideration will be accounted for as goodwill. A description of each business acquisition made by the Company during 2007 is listed below:

•	All of the outstanding stock of Geneva Aerospace, Inc. (Geneva) on January 31, 2007. The Geneva acquisition is subject to additional consideration not to exceed $13 million, which is contingent upon its post acquisition financial performance for the year ended December 31, 2009. Geneva is a provider of guidance and navigation systems for unmanned aerial vehicles;

•	All of the outstanding stock of Global Communication Solutions, Inc. (GCS) on May 4, 2007. GCS is a provider of satellite communications systems that integrate data, broadband internet, telephony, multimedia, audio, video and computer networking;

•	All of the outstanding stock of APSS S.r.l. (APSS) on August 31, 2007. APSS is a provider of mechanical, electric and automation systems for ships; and

•	All of the outstanding stock of MKI Systems, Inc. (MKI) on December 3, 2007. MKI focuses on acquisition, logistics and program management for the DoD, especially the Marine Corps.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2009, 2008 and 2007, assuming that the business acquisitions completed during 2009 and 2008 had occurred on January 1, 2008, and that the business acquisitions completed during 2008 and 2007 had occurred on January 1, 2007.

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share data)

Pro forma net sales	$15,621	$15,071	$14,307
Pro forma net income attributable to L-3	$900	$939	$745
Pro forma diluted earnings per share	$7.60	$7.60	$5.86

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in METI, which was within the Electronic Systems reportable segment. The sale resulted in an after-tax gain of $20 million (pre-tax gain of $33 million), which was excluded from income from continuing operations. The revenues, operating results and net assets of METI for all periods presented were not material and therefore not presented as discontinued operations. METI generated $48 million of sales and $4 million of operating income for the year ended December 31, 2008 and $52 million of sales and $4 million of operating income for the year ended December 31, 2007.

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line, which was within the Electronic Systems reportable segment, and recognized an after-tax gain of approximately $7 million (pre-tax gain of $12 million), which was recorded as a reduction of cost of sales for products in the Consolidated Statement of Operations. The net proceeds from the sale are included in investing activities on the Consolidated Statement of Cash Flows. The PMD product line generated $8 million of sales for the year ended December 31, 2008 and $23 million of sales for the year ended December 31, 2007.

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

	December 31,
	2009	2008
	(in millions)

Unbilled contract receivables, gross	$2,373	$2,026
Less: unliquidated progress payments	(700)	(409)

Unbilled contract receivables, net	1,673	1,617

Inventoried contract costs, gross	819	754
Less: unliquidated progress payments	(115)	(104)

Inventoried contract costs, net	704	650

Total contracts in process	$2,377	$2,267

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 95% of the unbilled contract receivables at December 31, 2009 will be billed and collected within one year.

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

Inventoried Contract Costs. In accordance with contract accounting standards, the Company accounts for the portion of its G&A, IRAD and B&P costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the period presented.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Amounts included in inventoried contract costs at beginning of the year	$74	$68	$59
Add: Contract costs incurred(1)	1,309	1,272	1,150
Amounts included in acquired inventoried contract costs	—	6	—
Less: Amounts charged to cost of sales	(1,306)	(1,272)	(1,141)

Amounts included in inventoried contract costs at end of the year	$77	$74	$68

(1)	Incurred costs include IRAD and B&P costs of $317 million for 2009, $287 million for 2008 and $263 million for 2007.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Selling, general and administrative expenses	$247	$298	$273
Research and development expenses	62	78	86

Total	$309	$376	$359

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	December 31,
	2009	2008
	(in millions)

Raw materials, components and sub-assemblies	$85	$95
Work in process	118	121
Finished goods	36	43

Total	$239	$259

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2009, the Company had approximately 67,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible assets from the businesses that the Company acquires are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of its employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to its success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for the Company’s acquired businesses. Furthermore, the Company’s U.S. Government contracts (revenue arrangements) generally permit other companies to use the Company’s patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with ASC 805, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2007	$986	$2,264	$1,199	$3,716	$8,165
Business acquisitions	3	44	3	149	199
Completion of Internal Revenue Service (IRS) audits(1)	(42)	(12)	(44)	(43)	(141)
Sale of business	—	—	—	(11)	(11)
Foreign currency translation adjustments(2)	(51)	—	(54)	(78)	(183)
Segment reclassification(3)	(34)	17	17	—	—

Balance at December 31, 2008	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	2	5	—	57	64
Foreign currency translation adjustments(4)	6	2	37	52	97

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190

(1)	For further discussion regarding the completion of IRS audits of L-3’s U.S. Federal income tax returns for 2004 and 2005, including income tax positions taken in connection with certain business acquisitions, see Note 17.

(2)	The decrease in goodwill in 2008 from foreign currency translation adjustments was due to the strengthening of the U.S. dollar during 2008 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

(3)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2, goodwill was reclassified from the C3ISR reportable segment to the Government Services and AM&M reportable segments.

(4)	The increase in goodwill in 2009 from foreign currency translation adjustments was due to the weakening of the U.S. dollar during 2009 against the functional currencies of L-3 foreign subsidiaries, primarily in Canada.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2009, the increase of $64 million related to business acquisitions was comprised of (1) an increase of $56 million for a business acquisition completed during the year ended December 31, 2009, (2) an increase of $4 million primarily for earnouts related to certain business acquisitions completed prior to January 1, 2009, and (3) an increase of $4 million related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2009.

For the year ended December 31, 2008, the increase of $199 million related to business acquisitions was comprised of (1) an increase of $187 million for business acquisitions completed and an additional ownership interest acquired during 2008, (2) an increase of $10 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $5 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008. These increases were partially offset by a decrease of $3 million related to the completion of the final estimate of the fair value of assets acquired and liabilities assumed for certain business acquisitions completed prior to January 1, 2008.

Identifiable Intangible Assets. The most significant identifiable intangible asset that is separately recognized for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2009				December 31, 2008
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$515	$163	$352	$505	$124	$381
Technology	9	78	58	20	76	47	29
Other, primarily favorable leasehold interests	7	14	9	5	14	7	7

Total	22	$607	$230	$377	$595	$178	$417

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Amortization expense	$52	$45	$47

Based on gross carrying amounts at December 31, 2009, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2010 through 2014 are presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ending December 31,
	2010	2011	2012	2013	2014
	(in millions)

Estimated amortization expense	$51	$46	$39	$30	$30

As of December 31, 2009 and December 31, 2008, the Company had approximately $1 million of indefinite-lived identifiable intangible assets.

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2009	2008
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$2	$4
Accrued product warranty costs	90	97
Accrued interest	76	66
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	74	58
Deferred revenues	28	25
Aggregate purchase price payable for acquired businesses	4	—
Other	89	101

Total other current liabilities	$363	$351

The table below presents the components of other liabilities.

	December 31,
	2009	2008
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 17)	$232	$177
Deferred compensation	83	79
Accrued workers’ compensation	46	45
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	9	5
Unfavorable lease obligations	6	8
Non-current portion of net deferred gains from terminated interest rate swap agreements	2	9
Other non-current liabilities	82	81

Total other liabilities	$470	$414

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Property, Plant and Equipment

	December 31,
	2009	2008
	(in millions)

Land	$57	$55
Buildings and improvements	321	257
Machinery, equipment, furniture and fixtures	1,167	1,055
Leasehold improvements	253	272

Gross property, plant and equipment	1,798	1,639
Accumulated depreciation and amortization	(944)	(818)

Property, plant and equipment, net	$854	$821

10.	Debt

The components of long-term debt and reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2009	2008
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	—	650
5 1/5% Senior Notes due 2019	1,000	—
7 5/8% Senior Subordinated Notes due 2012	—	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700	700

Principal amount of long-term debt	4,150	4,550
Unamortized discounts	(38)	(57)

Carrying amount of long-term debt	$4,112	$4,493

(1)	At December 31, 2009, available borrowings under the Revolving Credit Facility were $968 million after reductions for outstanding letters of credit of $32 million.

(2)	The interest rate at December 31, 2008 was 2.70% and was based on the LIBOR rate (as defined in the credit agreement) plus a spread.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L-3 Communications

On October 23, 2009, L-3 Communications replaced its $1 billion Senior Credit Facility with a new $1 billion three-year Revolving Credit Facility maturing on October 23, 2012. Borrowings under the new Revolving Credit Facility bear interest, at L-3 Communications’ option, at either (i) a “base rate” equal to the higher of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Revolving Credit Facility), and (c) 1.00% per annum above a “LIBOR rate” (as defined in the Revolving Credit Facility), plus a spread ranging from 1.25% to 3.00% per annum, or (ii) a “LIBOR rate” (as defined in the Revolving Credit Facility) plus a spread ranging from 2.25% to 4.00% per annum. The spread, in both cases, depends on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.375% to 0.75% per annum, (2) letter of credit fees ranging from 1.50% to 2.67% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 2.25% to 4.00% for financial letters of credit. The fee rate, in all cases, depends on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (Senior Notes) at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as an interest expense over the term of the notes. The effective interest rate of the Senior Notes is 5.25%. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2010. The net cash proceeds from this offering amounted to approximately $987 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ $750 million 7 5/8% Senior Subordinated Notes due in 2012 (2002 Notes) on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million Term Loan on October 7, 2009. In connection with the redemption of the 2002 Notes, the Company recorded a debt retirement charge of approximately $10 million ($6 million after income tax). The Senior Notes are unsecured senior obligations of L-3 Communications. The Senior Notes may be redeemed at any time prior to their maturity at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Indenture dated as of October 2, 2009 (the Senior Indenture)), plus 0.30%. Upon the occurrence of a change in control (as defined in the Senior Indenture), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount plus accrued and unpaid interest and special interest (as defined in the Senior Indenture), if any, to the date of the purchase.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L-3 Communications sold Senior Subordinated Notes from June 28, 2002 to July 29, 2005, which are included as components of long-term debt in the table above. The notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The terms of each outstanding Senior Subordinated Note are presented in the table below.

				Net	Effective		Redemption
		Amount		Cash	Interest		Price % of
Note	Date of Issuance	Issued	Discount(1)	Proceeds	Rate	Call Date(2)	Principal(3)
		(in millions)

6 1/8% Senior Subordinated Notes due July 15, 2013	May 21, 2003	$400	$2	$391	6.170%	July 15, 2008	102.042%
6 1/8% Senior Subordinated Notes due January 15, 2014	December 22, 2003	$400	$7	$390	6.310%	January 15, 2009	102.042%
5 7/8% Senior Subordinated Notes due January 15, 2015	November 12, 2004	$650	$—	$639	5.875%	January 15, 2010	102.938%
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000	$9	$972	6.470%	October 15, 2010	103.188%

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)	Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after the call date.

(3)	Redemption prices (plus accrued and unpaid interest) include a premium on the principal amount (plus accrued and unpaid interest). The prices above represent the current redemption prices or the price during the 12-month period starting on the first allowable date of redemption, which decline annually to 100% of principal (plus accrued and unpaid interest) starting three years from the first allowable date of redemption, and thereafter.

L-3 Holdings

On July 29, 2005, L-3 Holdings sold $600 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On August 4, 2005, L-3 Holdings sold an additional $100 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES. Effective January 1, 2009, the Company is separately accounting for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate when interest expense is realized in accordance with the provisions of the accounting standard for convertible debt. The effective interest rate of the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $42 million and $41 million for the years ended December 31, 2009 and December 31, 2008, respectively. The following table provides the carrying amount of the liability and equity (conversion option) of the Company’s CODES:

	December 31,	December 31,
	2009	2008
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$24	$45
Net carrying amount of liability component	$676	$655

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 9.9862 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $100.14 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $120.17) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $120.17); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2009, the conversion feature of the CODES had no impact on diluted earnings per share (EPS) (see Note 16).

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per one thousand dollars in principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings’ chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the “cash amount”); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable).

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

Guarantees

L-3 Communications

The borrowings under the Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness.

L-3 Holdings

The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by certain of L-3 Holdings’ wholly-owned domestic subsidiaries.

Subordination

The guarantees of the Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the Senior Subordinated Notes and the CODES and pari passu with each other. The guarantees of the Senior Subordinated Notes and CODES rank pari passu with each other and are junior to the guarantees of the Revolving Credit Facility and Senior Notes.

Covenants

Financial and other restrictive covenants. The Revolving Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate, dispose of assets, pay dividends or repurchase its common stock. The Company’s Revolving Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0; (2) the Company’s consolidated interest coverage ratio

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be greater than or equal to 3.0 to 1.0; and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2009, the Company was in compliance with its financial and other restrictive covenants.

The Senior Indenture contains covenants customary for investment grade notes, including covenants that restrict the ability of L-3 Communications and its wholly-owned domestic subsidiaries to create, incur, assume or permit to exist any lien, except permitted liens (as defined in the Senior Indenture) and restrict the ability of L-3 Communications and its subsidiaries to enter into certain sale and leaseback transactions (as defined in the Senior Indenture).

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

Restricted Payments. L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on and repurchase its common stock. The Revolving Credit Facility contains provisions that limit the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock or other distributions with respect to any capital stock and make investments in L-3 Holdings. However, the Revolving Credit Facility permits L-3 Communications to:

•	fund payments of interest on indebtedness of L-3 Holdings and to fund payments of dividends on disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the proceeds received by L-3 Holdings from the issuance of such indebtedness or disqualified preferred stock have been invested by L-3 Holdings in L-3 Communications;

•	fund payments and prepayments of principal of indebtedness of L-3 Holdings and to fund optional and mandatory redemptions of disqualified preferred stock issued by L-3 Holdings, so long as (1) any such indebtedness or disqualified preferred stock is guaranteed by L-3 Communications and (2) the amount of such fundings does not exceed the sum of (a) the aggregate amount of investments made by L-3 Holdings in L-3 Communications with the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings that is guaranteed by L-3 Communications and (b) the amount of any premium, penalty, or accreted value payable in connection with such payment, prepayment or redemption;

•	pay other dividends on and make other redemptions of its equity interests (including for the benefit of L-3 Holdings) and make other investments in L-3 Holdings, so long as no default or event of default has occurred and is continuing, up to an aggregate amount of $2.0 billion, increased (or decreased) on a cumulative basis at the end of each quarter, commencing with the quarter ended December 31, 2009 by an amount equal to 50% of the consolidated net income (or deficit) of L-3 Communications for the quarter, plus (1) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Holdings after October 23, 2009, provided those proceeds were invested in L-3 Communications, plus (2) 100% of the proceeds from any issuance of indebtedness or disqualified preferred stock by L-3 Holdings after October 23, 2009 provided those proceeds were invested in L-3 Communications and the indebtedness or disqualified preferred stock is not

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

guaranteed by L-3 Communications, plus (3) 100% of the proceeds from any issuance of capital stock (other than disqualified preferred stock) by L-3 Communications after October 23, 2009.

Disqualified preferred stock discussed above is stock, other than common stock, that is not classified as a component of shareholders’ equity on the balance sheet. At December 31, 2009, L-3 Holdings and L-3 Communications did not have any disqualified preferred stock.

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

Cross default provisions.  The Revolving Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L-3 Holdings, L-3 Communications or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $50 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The Senior Subordinated Notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10 million in aggregate principal amount of those obligations. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L-3 Communications or its subsidiaries or the payment of which is guaranteed by L-3 Communications or its subsidiaries in an aggregate amount of at least $100 million.

11.	Equity

In October 2008, L-3 Holdings completed its previously announced $750 million share repurchase program, which was approved by its Board of Directors on December 11, 2007. On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At December 31, 2009, the remaining dollar value under the share repurchase program was $426 million.

From January 1, 2010 through February 25, 2010, L-3 Holdings had repurchased 776,567 shares of its common stock at an average price of $86.81 per share for an aggregate amount of approximately $67 million.

12.	Fair Value Measurements

The Company applies the accounting standards for fair value measurements to all of the Company’s assets and liabilities that are measured and recorded at fair value. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. The standards establish a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	December 31,
	2009			2008
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)

Assets
Cash equivalents	$891	$—	$—	$794	$—	$—
Derivatives (Foreign Currency Forward Contracts)	—	16	—	—	22	—

Total Assets	$891	$16	$—	$794	$22	$—

Liabilities
Derivatives (Foreign Currency Forward Contracts)	$—	$10	$—	$—	$21	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

13.	Financial Instruments

At December 31, 2009 and 2008, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Senior Notes and CODES are based on quoted prices for the same or similar debt issues. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in millions)

Borrowings under the Term Loan Facility	$—	$—	$650	$608
Senior Notes	996	995	—	—
Senior Subordinated Notes	2,440	2,461	3,188	2,916
CODES	676	736	655	697
Foreign currency forward contracts(1)	6	6	1	1

(1)	See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Derivative Financial Instruments
Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2009:

Currency	Notional Amount
(in millions)

U.S. dollar	$112
Canadian dollar	98
British pound	95
Euro	39
Other	8

Total	$352

At December 31, 2009, the Company’s foreign currency forward contracts had maturities through 2016. The table below presents the fair values and the location of the Company’s derivative instruments in the Consolidated Balance Sheet as of December 31, 2009.

	Fair Values of Derivative Instruments(1)
	Other		Other
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
		(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6	$7	$4	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—

Total derivative instruments	$8	$8	$7	$3

(1)	See Note 12 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the Consolidated Statement of Operations for the year ended December 31, 2009. The estimated net amount of existing gains at December 31, 2009 that is expected to be reclassified into income within the next 12 months is $2 million.

15.	Accumulated Other Comprehensive (Loss) Income
The changes in the accumulated other comprehensive (loss) income balances, net of related tax effects are presented in the table below:

			Unrecognized	Total
		Unrealized	gains	accumulated
	Foreign	gains (losses)	(losses) and	other
	currency	on hedging	prior service	comprehensive
	translation	instruments	cost, net	(loss) income
		(in millions)

Balance at December 31, 2006	$125	$(5)	$(169)	$(49)
Measurement date change for retirement benefit plans	—	—	39	39
Period change	135	4	24	163

Balance at December 31, 2007	260	(1)	(106)	153
Period change	(222)	6	(269)	(485)

Balance at December 31, 2008	38	5	(375)	(332)
Period change	117	—	49	166

Balance at December 31, 2009	$155	$5	$(326)	$(166)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share data)

Reconciliation of net income:
Income from continuing operations	$911	$929	$754
Net income attributable to noncontrolling interests	(10)	(11)	(9)
Net income allocable to participating securities	(8)	(9)	(5)

Income from continuing operations allocable to L-3 Holdings	893	909	740
Gain on sale of a business, net of income taxes	—	20	—

Net income allocable to L-3 Holdings	$893	$929	$740

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	116.8	121.2	124.9

Basic earnings per share:
Income from continuing operations	$7.65	$7.50	$5.92
Gain on sale of a business, net of income taxes	—	0.17	—

Net income	$7.65	$7.67	$5.92

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	116.8	121.2	124.9
Assumed exercise of stock options	3.5	4.1	5.0
Unvested restricted stock awards	0.4	—	—
Employee stock purchase plan contributions	0.4	0.4	0.4
Performance unit awards	—	—	—
Assumed purchase of common shares for treasury	(3.7)	(3.5)	(4.2)
Assumed conversion of the CODES	— (1)	0.2	0.1

Common and potential common shares	117.4	122.4	126.2

Diluted earnings per share:
Income from continuing operations	$7.61	$7.43	$5.86
Gain on sale of a business, net of income taxes	—	0.16	—

Net income	$7.61	$7.59	$5.86

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the year ended December 31, 2009 because the average market price of L-3 Holdings common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of December 31, 2009, the conversion price was $100.14.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 3.0 million for the year ended

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2009, 2.3 million for the year ended December 31, 2008 and 1.6 million for the year ended December 31, 2007, because they were anti-dilutive.

Diluted EPS for the year ended December 31, 2008 included (1) a gain of $0.66 per share for the reversal of a current liability as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict and related accrued interest, (2) a gain of $0.06 per share for the sale of a product line (see Note 4), and (3) a non-cash impairment charge of $0.14 per share related to a write-down of capitalized software development costs associated with a general aviation product.

17.	Income Taxes

Income before income taxes is summarized in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Domestic	$1,210	$1,272	$1,003
Foreign	176	151	162

Income from continuing operations before income taxes	$1,386	$1,423	$1,165

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Current income tax provision:
Federal	$304	$244	$228
State and local	58	47	43
Foreign	39	50	34

Subtotal	401	341	305

Deferred income tax provision (benefit):
Federal	60	137	82
State and local	5	23	13
Foreign	9	(7)	11

Subtotal	74	153	106

Total provision for income taxes	$475	$494	$411

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	3.1	3.1
Foreign income taxes	(0.5)	(1.1)	(1.3)
Manufacturing benefits	(0.8)	(0.9)	(0.7)
Research and experimentation and other tax credits	(1.3)	(1.0)	(0.9)
Resolution of tax contingencies	(1.9)	(1.2)	(1.0)
Other, net	0.7	0.8	1.1

Effective income tax rate	34.3%	34.7%	35.3%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2009	2008
	(in millions)

Deferred tax assets:
Inventoried costs	$12	$3
Compensation and benefits	137	69
Pension and postretirement benefits	290	293
Income recognition on contracts in process	—	90
Loss carryforwards	21	15
Tax credit carryforwards	14	10
Other	132	107

Gross deferred tax assets	606	587

Deferred tax liabilities:
Goodwill and other intangible assets	$538	$439
Income recognition on contracts in process	17	—
Property, plant and equipment	58	41
Other	15	19

Gross deferred tax liabilities	628	499

Valuation allowance	3	4

Net deferred tax (liabilities) assets	$(25)	$84

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the classification of the Company’s deferred tax assets and liabilities.

	December 31,
	2009	2008
	(in millions)

Current deferred tax assets	$247	$211
Non-current deferred tax liabilities	(272)	(127)

Total net deferred tax (liabilities) assets	$(25)	$84

At December 31, 2009, the Company’s loss carryforwards included $3 million of U.S. Federal net operating losses that are subject to certain limitations and will expire, if unused, between 2023 and 2028, and approximately $118 million of state net operating losses that will expire, if unused, between 2010 and 2029. The Company also has $9 million of tax credit carryforwards related to state research and experimentation credits and investment tax credits that will expire, if unused, beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to fully utilize all the U.S. Federal net operating losses, $112 million of the state net operating losses and all the state credit carryforwards before they expire. The Company previously had a valuation allowance against its U.S. Federal capital loss carryforward from the 2005 acquisition of The Titan Corporation (Titan). The Company utilized these capital loss carryforwards in 2008 and reversed the related $5 million valuation allowance as a reduction to goodwill.

As of December 31, 2009, the total amount of unrecognized tax benefits was $219 million, $125 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding interest and penalties, is presented in the table below.

	2009	2008	2007
		(in millions)

Balance at January 1	$171	$253	$302
Additions for tax positions related to the current year	17	10	10
Additions for tax positions related to prior years	64	14	1
Reductions for tax positions related to prior years	—	(87)	(24)
Reductions for tax positions related to settlements with taxing authorities	(2)	(19)	(31)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(31)	—	(5)

Balance at December 31	$219	$171	$253

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2008 is open as of December 31, 2009. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax audits currently in process. As of December 31, 2009, the Company anticipates that unrecognized tax benefits will decrease by approximately $55 million over the next 12 months.

In 2009, the statute of limitations for the 2004 and 2005 U.S. Federal income tax returns of the Company, certain foreign income tax returns and certain returns of its acquired subsidiaries expired. As a result, the Company reduced its income tax provision by $31 million for the reversal of previously accrued amounts.

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

In March 2007, the IRS completed a limited scope audit of certain income tax positions taken by the Company on its U.S. Federal income tax returns in connection with two business acquisition transactions that resulted in the Company paying additional U.S. Federal income taxes of $7 million. The additional income tax payment was previously accrued as a liability and does not affect the effective income tax rate for 2007. In addition, the statute of limitations for the Company’s 2002 U.S. Federal income tax return expired in April 2007 and for its 2003 U.S. Federal income tax return expired in September 2007. As a result, the Company reduced its provision for income taxes by approximately $7 million during the second quarter of 2007 and $5 million during the third quarter of 2007 for the reversal of previously accrued amounts, primarily interest.

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

As of December 31, 2009 and 2008, current and non-current income taxes payable include accrued interest of $23 million ($14 million after income taxes) and $18 million ($11 million after income taxes), respectively, and penalties of $9 million and $7 million, respectively. The Company’s income tax expense included an expense (benefit) of $3 million, $(2) million and $1 million for interest related items in the years ended December 31, 2009, 2008 and 2007, respectively.

18.	Stock-Based Compensation

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

At December 31, 2009, the number of shares of L-3 Holdings’ common stock authorized for grant under the 2008 Plans was 5.3 million, of which 2.5 million shares were still available for awards.

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

Stock Options. The exercise price of stock options that may be granted under the 2008 Plans may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). Compensation expense for stock option awards was $16 million ($10 million after income taxes) for the year ended December 31, 2009, $17 million ($10 million after income taxes) for the year ended December 31, 2008, and $20 million ($12 million after income taxes) for the year ended December 31, 2007. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2009 and changes during the year then ended.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(in Years)	(in millions)

Number of shares under option
Outstanding at January 1, 2009	5,158.3	$72.12	6.7	$45

Options granted	681.3	73.61
Options exercised	(466.2)	52.27
Options forfeited	(139.5)	87.00

Outstanding at December 31, 2009	5,233.9	$73.68	6.3	$83

Vested and expected to vest at December 31, 2009(1)	5,038.0	$73.32	6.3	$81

Exercisable at December 31, 2009	3,887.1	$69.59	5.4	$74

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of each stock option awarded was $14.67, $18.65, and $22.24 for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value, disclosed in the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

table above, represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $12 million, $35 million, and $66 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, unrecognized compensation costs related to stock options was $17 million ($10 million after income taxes), which is expected to be recognized over a weighted average remaining period of 2.0 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $5 million, $13 million, and $25 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Option Fair Value Estimation Assumptions. The Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is affected by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

•	Expected Holding Period. The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised. The Company uses historical stock option exercise data to estimate the expected holding period.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ historical share price volatility matching the expected holding period.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases over the expected holding period.

•	Risk-Free Interest Rate. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity matching the expected holding period.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2009	2008	2007
	Grants	Grants	Grants

Expected holding period (in years)	4.6	4.7	4.5
Expected volatility	26.2%	20.2%	20.5%
Expected dividend yield	2.4%	1.6%	1.3%
Risk-free interest rate	2.5%	3.2%	4.6%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of each restricted stock unit awarded was $74.02, $98.18 and $96.15 for the years ended December 31, 2009, 2008 and 2007, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

Compensation expense for all restricted stock unit awards was $42 million ($25 million after income taxes) for the year ended December 31, 2009, $32 million ($19 million after income taxes) for the year ended December 31, 2008, and $21 million ($13 million after income taxes) for the year ended December 31, 2007. The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2009 and changes during the year then ended.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested balance at January 1, 2009	1,288.9	$91.88
Granted	822.2	74.02
Vested	(305.6)	75.56
Forfeited	(98.3)	90.20

Nonvested balance at December 31, 2009	1,707.2	$86.30

As of December 31, 2009, total unrecognized compensation costs related to nonvested restricted stock unit awards were $67 million ($41 million after income taxes) and are expected to be recognized over a weighted average remaining period of 2.1 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2009, 2008 and 2007 as of their vesting dates was $23 million, $20 million and $6 million, respectively.

Performance Units. The Company’s Long-Term Incentive Program (LTIP) is a multi-year performance program under which each participant receives a target award of performance units, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The number of units ultimately earned can range from zero to 200% of the target award. The final value of each award will vary based upon (1) the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals established by the Compensation Committee and (2) the closing price of L-3 Holdings’ common stock at the end of the performance period. Units issued under the program are payable in either cash or shares of L-3 Holdings’ common stock as determined at the time of grant by the Compensation Committee.

In 2009, 2008, and 2007, the Company awarded performance units with a weighted average grant date fair value per unit of $87.18, $103.10, and $108.63, respectively. Of these units, (1) the final value of half of the units is contingent upon the compound annual growth rate in L-3’s diluted earnings per share (the EPS Element) and (2) the final value of half of the units is contingent upon L-3’s total stockholder return relative to a peer group of companies (the TSR Element). The performance period for units awarded during 2009, 2008 and 2007 begins on the first day of the Company’s fiscal third quarter of the applicable grant year and ends on the December 31 that is two and a half years later. Units related to the EPS Element are payable in shares of L-3 Holdings’ common stock, while units related to the TSR Element are payable in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period. The total compensation expense recognized under the LTIP for the years ended December 31, 2009, 2008, and 2007 was $9 million ($5 million after income taxes), $4 million ($2 million after income taxes), and $1 million ($1 million after income taxes), respectively. As of December 31, 2009, total

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized compensation costs related to the performance units were $9 million ($6 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.7 years.

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2009 and changes during the year then ended.

	Payable in Cash (TSR)		Payable in Shares (EPS)
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Units	Fair Value	Units	Fair Value
	(in thousands)		(in thousands)

Outstanding at January 1, 2009	64.3	$113.39	70.5	$98.24
Granted	39.9	100.75	39.9	73.61
Increase due to expected performance	26.7	107.71	16.8	96.80
Vested	(38.9)	117.68	(43.2)	99.58
Forfeited	(1.0)	108.51	(1.1)	88.90

Outstanding at December 31, 2009	91.0	$104.44	82.9	$85.51

The performance period for the units awarded in 2007 ended on December 31, 2009. Based on the EPS element and TSR element achieved during the performance period, total performance units of 82,131 having a fair market value of $7 million as of their vesting date were earned by the LTIP participants on December 31, 2009.

Performance Units Fair Value Assumptions. The TSR element is initially measured at fair value and subsequently remeasured each reporting period using a Monte Carlo valuation model that incorporates current assumptions, including L-3 Holdings’ stock price and the variables described below.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ historical share price volatility matching the remaining measurement period.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases over the remaining measurement period.

•	Risk-Free Interest Rate. Risk-free interest rates for the performance units are based on U.S. Treasuries for a maturity matching the remaining measurement period.

Changes in assumptions can materially impact the estimated fair value of the TSR element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2009 are presented in the table below.

	2009	2008
	Grants	Grants

Expected volatility	31.6%	26.5%
Expected dividend yield	1.6%	1.6%
Risk-free interest rate	1.1%	0.5%

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). As a result, no subsequent options to purchase shares of L-3 Holdings’ common stock have been or will be granted under the Company’s prior employee stock purchase plan (2001 ESPP).

The general terms of the 2009 ESPP are substantially identical to those of the 2001 ESPP. Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at 85% of fair

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market value based on the average of the highest and lowest sales prices for the stock on the last day of each six-month offering period. Eligible employees generally include all employees of the Company and each subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $21,250 each calendar year.

After adjustment for the shares issued under the 2001 ESPP, the 2009 ESPP authorizes L-3 Holdings to issue up to 7.4 million shares, all of which were available for future issuance as of December 31, 2009 (i.e., excluding the effect of shares issued in January 2010 as described below). In July 2009, the Company issued 0.6 million shares under the 2001 ESPP at an average price of $58.92 per share, which covered employee contributions for the six months ended June 30, 2009. In January 2010, the Company issued 0.5 million shares under the 2009 ESPP at an average price of $74.83 per share, which covered employee contributions for the six months ended December 31, 2009. For both years ended December 31, 2009 and 2008, the Company recognized $12 million ($10 million after income taxes) in compensation expense related to the discount for L-3 Holdings’ common stock purchases under the 2001 ESPP and 2009 ESPP.

19.	Commitments and Contingencies

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2009.

	Real Estate	Equipment	Total
	(in millions)

2010	$151	$23	$174
2011	147	16	163
2012	100	12	112
2013	77	7	84
2014	67	6	73
Thereafter	166	23	189

Total minimum payments required	708	87	795
Less: Sublease rentals under non-cancelable leases	25	—	25

Net minimum payments required	$683	$87	$770

Rent expense, net of sublease income, was $170 million for 2009, $166 million for 2008 and $162 million for 2007.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding letters of credit aggregating to $360 million, of which, $32 million reduces the amount available to the Company under the Revolving Credit Facility at December 31, 2009, and $372 million, of which, $60 million reduced the amount of available borrowings under the revolving credit facility at December 31, 2008. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the Company’s acquisition of MAPPS in 2005, the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Submarine Training Service program. The Company has guaranteed 50% of certain bank debt borrowed by FAST to finance its activities on this program. At December 31, 2009, the Company’s guarantee amounted to $46 million. The Company will be released from the guarantee upon customer acceptance of all contract deliverables, which is expected to occur no later than 2010.

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

The Company has a contract to provide and operate for the U.S. Air Force (USAF) a full-service training facility, including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration (July 15, 2017), the Company shall pay to the lessor, as additional rent, $3 million and return the simulator systems to the lessors.

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

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2009, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable, including those that are expected to be resolved with jury trials, for which outcomes are difficult to predict. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. The case is currently scheduled to go to a third trial on November 1, 2010. The parties have participated in court-ordered mediations from time to time, and are expected to participate in future court-ordered mediations prior to trial, but to date such mediations have not resulted in a mutually acceptable resolution of this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the U.S. District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The complaint alleges that L-3 Integrated Systems (L-3 IS) is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. On May 21, 2009, a jury found in favor of Lockheed and awarded $30 million on the misappropriation claim, approximately $7 million on the breach of license agreement claim, plus legal fees and expenses. On July 2, 2009, Lockheed filed a motion with the court seeking a final judgment, approximately $17 million in legal fees and expenses and an injunction prohibiting L-3’s further use of the intellectual property that was the basis of the jury’s award. On August 3, 2009, L-3 IS filed a motion for judgment in its favor notwithstanding the verdict and opposing the relief sought by Lockheed in its July 2nd motion. The court held a hearing on the motions on September 2, 2009. On August 28, 2009, L-3 IS filed another motion seeking dismissal or a retrial of the case on various grounds. The court has ordered further briefing by the parties with respect to the issues raised in the August 28th motion and has advised the parties that it will resolve these issues before it considers the matters raised in the other outstanding motions. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented, and intends to appeal in the event of an adverse decision on the motions.

Aircrew Training and Rehearsal Support (ATARS) Investigation. Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Jury subpoenas in November 2006 and December 2007 in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation. The Company is cooperating fully with the U.S. Government.

Titan Government Investigation. In October 2002, The Titan Corporation (Titan) received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan was informed that other companies who have performed similar services had received subpoenas as well. The Company acquired Titan in July 2005. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the DoJ’s Criminal Antitrust Division that it was considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he was a target of the investigation. In December 2008, the DoJ contacted the Company to arrange additional employee interviews concerning a teaming agreement relating to the Wright-Patterson Air Force Base procurement. In January 2010, counsel for the Company was again informed by the New York Field Office that it was considering indictment. If the Field Office recommends indictment then, under normal DoJ procedures, Titan (now known as L-3 Services, Inc.) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C. before the DoJ acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its current or former employees will occur. If it does occur, it is possible that L-3 Services could be suspended or debarred from conducting business with the U.S. Government. The Company is cooperating fully with the U.S. Government.

CyTerra Government Investigation. Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ and has been asked to facilitate employee interviews. The Company is cooperating fully with the U.S. Government. The Company believes that it is entitled to indemnification for any course of defense related to this matter out of, and has made a claim against, a $15 million escrow fund established in connection with the Company’s acquisition of CyTerra in March 2006.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of the matter and retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The trial for this matter was completed on April 22, 2009, and the parties are awaiting the court’s decision.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Some of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009.

20.	Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant’s compensation and/or years of service. The Company’s funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in listed stocks, mutual funds, corporate bonds, U.S. Government obligations and U.S. Government agency obligations.

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

In accordance with accounting standards for employee pension and postretirement benefits, the Company recognizes the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements and measures its pension and postretirement benefit plan assets and benefit obligations as of December 31.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

			Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008
	(in millions)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,722	$1,688	$162	$183
Service cost	93	89	4	6
Interest cost	112	104	11	10
Plan participants’ contributions	3	3	4	4
Amendments	7	—	(4)	3
Actuarial loss/(gain)	68	(45)	21	(24)
Foreign currency exchange rate changes	31	(44)	5	(7)
Curtailments, settlements and special termination benefits	—	1	—	1
Transfers for product line divestiture	—	(8)	—	(1)
Benefits paid	(72)	(66)	(15)	(13)

Benefit obligation at the end of the year	$1,964	$1,722	$188	$162

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,064	$1,407	$27	$34
Actual return (loss) on plan assets	212	(394)	5	(9)
Employer contributions	67	162	12	11
Plan participants’ contributions	3	3	4	4
Foreign currency exchange rate changes	30	(43)	—	—
Transfers for product line divestiture	—	(5)	—	—
Benefits paid	(72)	(66)	(15)	(13)

Fair value of plan assets at the end of the year	$1,304	$1,064	$33	$27

Funded status at the end of the year	$(660)	$(658)	$(155)	$(135)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$11	$16	$—	$—
Current liabilities	(1)	—	(8)	(7)
Non-current liabilities	(670)	(674)	(147)	(128)

	$(660)	$(658)	$(155)	$(135)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

			Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008
	(in millions)

Net loss (gain)	$518	$621	$9	$(11)
Prior service cost (credit)	24	21	(16)	(14)

Total amount recognized	$542	$642	$(7)	$(25)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $1,659 million at December 31, 2009 and $1,443 million at December 31, 2008. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2009 and 2008.

	Pension Plans
	2009	2008
	(in millions)

Projected benefit obligation	$1,863	$1,542
Accumulated benefit obligation	1,566	1,278
Fair value of plan assets	1,196	870

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2009 and 2008.

					Postretirement
	Pension Plans				Benefit Plans
	2009		2008		2009		2008

Benefit obligations:
Discount rate	6.26	%(1)	6.49	%(1)	5.94	%(2)	6.74	%(2)
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%

(1)	The discount rate assumptions used to determine the benefit obligations for the Company’s pension plans at December 31, 2009 and 2008 were 6.3% and 6.4% for the U.S. based plans, 6.1% and 7.4% for the Canadian based plans and 5.8% and 6.2% for the German based plans.

(2)	The discount rate assumptions used to determine the benefit obligations for the Company’s postretirement benefit plans at December 31, 2009 and 2008 were 5.9% and 6.6% for the U.S. based plans and 6.1% and 7.4% for the Canadian based plans.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2009, 2008 and 2007.

				Postretirement
	Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007
	(in millions)

Components of net periodic benefit cost:
Service cost	$93	$89	$95	$4	$6	$7
Interest cost	112	104	95	11	10	10
Expected return on plan assets	(91)	(117)	(112)	(2)	(2)	(2)
Amortization of prior service costs (credits)	4	3	3	(2)	(3)	(5)
Amortization of net loss (gain)	53	7	11	(3)	(2)	3
Curtailment or settlement loss	2	1	1	—	—	—

Net periodic benefit cost	$173	$87	$93	$8	$9	$13

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the year ended December 31, 2009.

	Pension	Postretirement
	Plans	Benefit Plans
	(in millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(50)	$18
Prior service cost (credit)	7	(5)
Amortization of net (loss) gain	(53)	3
Amortization of prior service (cost) credit	(4)	2

Total recognized in other comprehensive income	(100)	18

Total recognized in net periodic benefit cost and other comprehensive income	$73	$26

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive (loss) income and recognized as components of net periodic benefit costs during 2010.

	Pension	Postretirement
	Plans	Benefit Plans	Total
	(in millions)

Net loss (gain)	$37	$1	$38
Prior service cost (credit)	4	(3)	1

	$41	$(2)	$39

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007.

							Postretirement
	Pension Plans						Benefit Plans
	2009		2008		2007		2009		2008		2007
	(in millions)

Net periodic benefit cost:
Discount rate	6.49	%(1)	6.36	%(1)	5.85	%(1)	6.74	%(3)	6.07	%(3)	5.62	%(3)
Expected long-term return on plan assets	8.54	%(2)	8.55	%(2)	8.54	%(2)	6.18%		6.36%		6.25%
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%		4.50%		4.50%

(1)	The discount rate assumptions used to determine the net periodic benefit cost for the Company’s pension plans during the years ended December 31, 2009, 2008 and 2007 were 6.4%, 6.5% and 6.0% for the U.S. based plans, 7.4%, 5.75% and 5.25% for the Canadian based plans and 6.2%, 5.4%, and 4.5% for the German based plans, respectively.

(2)	The expected long-term return on plan assets assumptions used to determine the net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007 were 8.75% for the U.S. based plans and 7.5% for the Canadian based plans.

(3)	The discount rate assumptions used to determine the net periodic benefit cost for the Company’s postretirement benefit plans during the years ended December 31, 2009, 2008 and 2007 were 6.6%, 6.25% and 5.75% for the U.S. based plans and 7.4%, 5.5% and 5.0% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 10.0% in 2010 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	9	(8)

Plan Assets. The Company’s Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans’ assets. The Committee structures the investment of plan assets to achieve the following goals: (1) maximize the plans’ long-term rate of return on assets for an acceptable level of risk; and (2) limit the volatility of investment returns and consequent impact on the plans’ assets. In the pursuit of these goals, the Committee has formulated the following investment policies and objectives: (1) invest assets of the plans in a manner consistent with the fiduciary standards of ERISA; (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

The Committee retains a professional investment consultant to advise the Committee and help ensure that the above policies and strategies are met. The Committee does not actively manage the day to day operations and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

selection process of individual securities and investments, as it retains the professional services of qualified investment management organizations to fulfill those tasks. Qualified investment management organizations are evaluated on several criteria for selection, with a focus on the investment management organizations’ demonstrated capability to achieve results that will meet or exceed the investment objectives they have been assigned and conform to the policies established by the Committee. While the investment management organizations have investment discretion over the assets placed under their management, the Committee provides each investment manager with specific investment guidelines relevant to its asset class.

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category. In addition, the Committee has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investments of the plans’ include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and non-U.S. stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and non-U.S. issuers, corporate and governmental issuers, and credit quality. The plan also invests in real estate through publicly traded real estate securities. Derivatives may be used only for hedging purposes or to create synthetic long positions. The plans are prohibited from directly owning commodities, unregistered securities, restricted stock, private placements, or interest in oil, gas, mineral exploration, or other development programs. Further, short selling or utilizing margin buying for investment purposes is prohibited.

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2009, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category.

	U.S.			Canada
Asset Category	Range	2009	2008	Range	2009	2008

Domestic equity(1)	30%-60%	44%	43%	15%-30%	20%	16%
International equity(2)	10%-20%	17	15	20%-50%	25	25
Fixed income securities	20%-40%	28	26	30%-55%	49	42
Real estate securities	0%-15%	5	5	—	—	—
Other, primarily cash and cash equivalents	0%-15%	6	11	0%-15%	6	17

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.

(2)	International equities for Canadian plans includes equities of U.S. companies.

The Committee regularly monitors the investment of the plans’ assets to ensure that the actual investment allocation remains within the established range. The Committee also regularly measures and monitors investment risk through ongoing performance reporting and investment manager reviews. Investment manager reviews include assessing the managers’ performance versus the appropriate benchmark index both in the short and long-term period, performance versus peers, and an examination of risk the managers assumed in order to achieve rates of return.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2009, by asset category segregated by level within the fair value hierarchy, as described in Note 12:

	U.S. Plans’ Assets						Canadian Plans’ Assets
	Fair Value Measured at						Fair Value Measured at
	December 31, 2009						December 31, 2009
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
	(in millions)						(in millions)

Asset Category
Equity securities:
U.S. Equity	470	(1)	—		—	470	—		19	(1)	—	19
International Equity	85	(1)	103	(1)	—	188	41	(1)	38	(1)	—	79
Fixed Income – Investment Grade	125	(2)	109	(3)	—	234	—		109	(3)	—	109
Fixed Income – High Yield	—		70	(4)	—	70	—		—		—	—
Real Estate Investment Trusts	55	(5)	—		—	55	—		—		—	—
Other	—		65	(6)	—	65	—		15	(6)	—	15

Total	$735		$347		$—	$1,082	$41		$181		$—	$222

(1)	Equity securities consist of investments in common stock of U.S. and foreign companies.The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various foreign exchanges. The Level 2 investment balance is derived from pooled equity funds offered by registered investment companies.

(2)	Approximately 53% of the total investment in fixed income — investment grade for U.S. Plan Assets consists of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)	The remaining 47% of the total investment in fixed income — investment grade for U.S. plan assets as well as the investment in fixed income — investment grade for Canadian plan assets is derived from pooled bond funds offered by registered investment companies. As these funds do not trade in an active market, the fair value is based on net asset values (NAV’s) calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable input.

(4)	Fixed income — high yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest in real estate directly, either through properties or mortgages.

(6)	Other consists primarily of short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2009, by asset category segregated by level within the fair value hierarchy, as described in Note 12:

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at
	December 31, 2009
	Level 1		Level 2		Level 3	Total
	(in millions)

Asset Category
Equity securities:
U.S. Equity	13	(1)	—		—	13
International Equity	1	(1)	1	(1)	—	2
Fixed Income – Investment Grade	14	(2)	1	(3)	—	15
Fixed Income – High Yield	—		1	(4)	—	1
Real Estate Investment Trusts	1	(5)	—		—	1
Other	—		1	(6)	—	1

Total	$29		$4		$—	$33

(1)	Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various foreign exchanges. The Level 2 investment balance is derived from a pooled equity fund offered by a registered investment company.

(2)	Approximately 93% of the total investment in fixed income — investment grade consists of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)	The remaining 7% of the total investment in fixed income — investment grade is derived from a pooled bond fund offered by a registered investment company, which does not trade in an active market. The fair value is based on NAV’s calculated by the fund manager based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable input.

(4)	Fixed income — high yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest in real estate directly, either through properties or mortgages.

(6)	Other consists primarily of short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

Contributions. For the year ending December 31, 2010, the Company currently expects to contribute approximately $140 million to its pension plans and approximately $13 million to its postretirement benefit plans.

Multi-employer Benefit Plans. Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans based on a fixed rate per hour of service worked by the covered employees. Under these plans, the Company contributed cash and recorded expenses of $15 million for 2009, $13 million for 2008 and $11 million for 2007.

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

The Company believes it has performed its obligations under the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans. For the year ended December 31, 2009, the Company contributed $10 million to the Subject Plans. At December 31, 2009, the aggregate projected benefit obligation was $256 million and the aggregate plan assets were $174 million for the Subject Plans. At December 31, 2009, the Company had recorded a liability of $82 million for the under funded status of the Subject Plans.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement
		Benefits
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts
	(in millions)

2010	$87	12	1
2011	89	13	1
2012	94	14	1
2013	102	15	1
2014	110	15	1
Years 2015-2019	699	85	7

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $143 million for 2009, $144 million for 2008 and $126 million for 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Interest paid	$237	$267	$280
Income tax payments	387	343	200
Income tax refunds	13	8	7

22.	Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the litigation gain in 2008 (which was not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2009	2008(1)		2007(1)
	(in millions)

Net Sales
Products
C3ISR	$2,082	$1,794		$1,742
Government Services	302	282		273
AM&M	688	647		640
Electronic Systems	4,739	4,607		4,102
Elimination of intercompany sales	(295)	(200)		(185)

Total products sales	7,516	7,130		6,572

Services
C3ISR	1,090	778		564
Government Services	3,942	4,121		4,172
AM&M	2,255	2,031		1,913
Electronic Systems	1,035	972		853
Elimination of intercompany sales	(223)	(131)		(113)

Total services sales	8,099	7,771		7,389

Consolidated total	$15,615	$14,901		$13,961

Operating Income
C3ISR	$344	$244		$225
Government Services	397	426		407
AM&M	243	243		250
Electronic Systems	672	646	(2)	566

Segment Total	$1,656	$1,559		$1,448
Litigation gain (charge)	—	126	(3)	—

Consolidated total	$1,656	$1,685		$1,448

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(in millions)

Depreciation and amortization
C3ISR	$43	$40	$40
Government Services	40	35	33
AM&M	19	24	28
Electronic Systems	116	107	106

Consolidated total	$218	$206	$207

Capital Expenditures
C3ISR	$60	$86	$34
Government Services	12	14	14
AM&M	15	12	13
Electronic Systems	95	100	94
Corporate	4	6	2

Consolidated total	$186	$218	$157

Total Assets
C3ISR	$1,865	$1,755	$1,725
Government Services	3,333	3,494	3,467
AM&M	1,914	1,836	1,972
Electronic Systems	6,524	6,319	6,193
Corporate	1,177	1,080	1,032

Consolidated total	$14,813	$14,484	$14,389

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, sales of $15 million and $12 million and operating income of $5 million and $3 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the years ended December 31, 2008 and 2007, and sales of $15 million and $21 million and operating income of $2 million and $3 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the years ended December 31, 2008 and 2007. At December 31, 2008, $30 million of total assets were reclassified from the C3ISR reportable segment to the Government Services reportable segment and $29 million of total assets were reclassified from the C3ISR reportable segment to the AM&M reportable segment. At December 31, 2007, $29 million of total assets was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $44 million of total assets was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	Operating income for the Electronic Systems reportable segment includes: (i) a gain of $12 million from the sale of the PMD product line (see note 4) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.

(3)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatening litigations as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

U.S.	$13,666	$12,815	$11,867
Foreign:
Canada	283	308	368
Germany	276	324	318
Australia	176	147	93
United Kingdom	173	212	216
South Korea	132	140	193
Italy	76	93	39
China	63	59	42
Other	770	803	825

Total foreign	1,949	2,086	2,094

Consolidated	$15,615	$14,901	$13,961

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2009	2008	2007
	(in millions)

U.S. Government agencies(1)	$13,059	$12,126	$11,203
Commercial	1,474	1,676	1,786
Allied foreign governments(1)	1,082	1,099	972

Consolidated	$15,615	$14,901	$13,961

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate customer for which the Company is a subcontractor.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2009 and 2008 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

2009
Sales	$3,636	$3,929	$3,842	$4,208
Operating income	376	417	418	446
Net income attributable to L-3	199	225	250	227
Basic EPS(1)	1.66	1.91	2.13	1.94
Diluted EPS(1)	1.66	1.90	2.12	1.93
2008
Sales	$3,506	$3,722	$3,662	$4,011
Operating income	368	501	400	416
Income from continuing operations attributable to L-3	189	275	210	244
Net income attributable to L-3	189	275	210	264
Basic EPS(1):
Income from continuing operations	$1.53	$2.24	$1.71	$2.02
Gain on sale of a business, net of income taxes	—	—	—	0.16

Net income	$1.53	$2.24	$1.71	$2.18

Diluted EPS(1):
Income from continuing operations	$1.51	$2.21	$1.70	$2.01
Gain on sale of a business, net of income taxes	—	—	—	0.16

Net income	$1.51	$2.21	$1.70	$2.17

(1)	Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.	Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components, common stock, additional paid-in capital, treasury stock and retained earnings, are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2009.

	L-3 Communications
	Common Stock		Additional
	Shares	Par	Paid-in	Treasury	Retained
	Issued	Value	Capital	Stock	Earnings	Total
			(in millions)

Balance at December 31, 2006	100	—	$3,466	$—	$1,938	$5,404
Net income attributable to L-3	—	—	—	—	745	745
Contributions from L-3 Holdings	—	—	351	—	—	351
Dividends to L-3 Holdings	—	—	—	—	(626)	(626)

Balance at December 31, 2007	100	—	3,817	—	2,057	5,874
Net income attributable to L-3	—	—	—	—	938	938
Contributions from L-3 Holdings	—	—	319	—	—	319
Dividends to L-3 Holdings	—	—	—	—	(941)	(941)

Balance at December 31, 2008	100	—	4,136	—	2,054	6,190
Net income attributable to L-3	—	—	—	—	901	901
Contributions from L-3 Holdings	—	—	313	—	—	313
Dividends to L-3 Holdings	—	—	—	—	(671)	(671)

Balance at December 31, 2009	100	—	$4,449	$—	$2,284	$6,733

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

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under amounts drawn against the Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). See Note 10. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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
			(in millions)

Condensed Combining Balance Sheets:
At December 31, 2009:
Current assets:
Cash and cash equivalents	$—	$797	$4	$364	$(149)	$1,016
Billed receivables, net	—	321	629	199	—	1,149
Contracts in process	—	593	1,533	251	—	2,377
Other current assets	—	334	164	111	—	609

Total current assets	—	2,045	2,330	925	(149)	5,151
Goodwill	—	1,144	5,874	1,172	—	8,190
Other assets	3	485	810	177	(3)	1,472
Investment in and amounts due from consolidated subsidiaries	7,240	8,771	1,949	24	(17,984)	—

Total assets	$7,243	$12,445	$10,963	$2,298	$(18,136)	$14,813

Current liabilities	$—	$714	$1,338	$579	$(149)	$2,482
Other long-term liabilities	—	1,052	226	281	—	1,559
Long-term debt	676	4,112	—	—	(676)	4,112

Total liabilities	676	5,878	1,564	860	(825)	8,153

L-3 shareholders’ equity	6,567	6,567	9,399	1,438	(17,404)	6,567
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,567	6,567	9,399	1,438	(17,311)	6,660

Total liabilities and equity	$7,243	$12,445	$10,963	$2,298	$(18,136)	$14,813

At December 31, 2008:
Current assets:
Cash and cash equivalents	$—	$720	$2	$228	$(83)	$867
Billed receivables, net	—	324	701	201	—	1,226
Contracts in process	—	587	1,461	219	—	2,267
Other current assets	—	291	170	140	—	601

Total current assets	—	1,922	2,334	788	(83)	4,961
Goodwill	—	1,171	5,746	1,112	—	8,029
Other assets	6	475	837	182	(6)	1,494
Investment in and amounts due from consolidated subsidiaries	6,507	8,489	1,283	80	(16,359)	—

Total assets	$6,513	$12,057	$10,200	$2,162	$(16,448)	$14,484

Current liabilities	$—	$824	$1,395	$571	$(83)	$2,707
Other long-term liabilities	—	882	219	242	—	1,343
Long-term debt	655	4,493	—	—	(655)	4,493

Total liabilities	655	6,199	1,614	813	(738)	8,543

L-3 shareholders’ equity	5,858	5,858	8,586	1,349	(15,793)	5,858
Noncontrolling interests	—	—	—	—	83	83

Total equity	5,858	5,858	8,586	1,349	(15,710)	5,941

Total liabilities and equity	$6,513	$12,057	$10,200	$2,162	$(16,448)	$14,484

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Statements of Operations:
For the year ended December 31, 2009:
Net sales	$—	$3,419	$10,397	$1,929	$(130)	$15,615
Cost of sales	74	2,987	9,413	1,689	(204)	13,959

Operating (loss) income	(74)	432	984	240	74	1,656
Interest and other income, net	—	14	3	2	—	19
Interest expense	45	163	110	6	(45)	279
Debt retirement charge	—	10	—	—	—	10

(Loss) income before income taxes	(119)	273	877	236	119	1,386
(Benefit) provision for income taxes	(37)	119	275	81	37	475
Equity in net income of consolidated subsidiaries	983	747	—	—	(1,730)	—

Net income	901	901	602	155	(1,648)	911
Net income attributable to noncontrolling interests	—	—	—	—	10	10

Net income attributable to L-3	$901	$901	$602	$155	$(1,658)	$901

For the year ended December 31, 2008:
Net sales	$—	$3,192	$9,826	$2,000	$(117)	$14,901
Cost of sales	64	2,768	8,893	1,798	(181)	13,342
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(64)	550	933	202	64	1,685
Interest and other income, net	—	130	5	7	(114)	28
Interest expense	43	287	110	7	(157)	290

(Loss) income from continuing operations before income taxes	(107)	393	828	202	107	1,423
(Benefit) provision for income taxes	(39)	116	304	74	39	494

(Loss) income from continuing operations	(68)	277	524	128	68	929
Gain on sale of a business, net of income taxes	—	20	—	—	—	20
Equity in net income of consolidated subsidiaries	1,006	641	—	—	(1,647)	—

Net income	938	938	524	128	(1,579)	949
Net income attributable to noncontrolling interests	—	—	—	—	11	11

Net income attributable to L-3	$938	$938	$524	$128	$(1,590)	$938

For the year ended December 31, 2007:
Net sales	$—	$2,706	$9,426	$1,911	$(82)	$13,961
Cost of sales	53	2,371	8,537	1,687	(135)	12,513

Operating (loss) income	(53)	335	889	224	53	1,448
Interest and other income, net	—	27	3	5	(4)	31
Interest expense	42	312	1	5	(46)	314

(Loss) income before income taxes	(95)	50	891	224	95	1,165
(Benefit) provision for income taxes	(34)	14	317	80	34	411
Equity in net income of consolidated subsidiaries	806	709	—	—	(1,515)	—

Net income	745	745	574	144	(1,454)	754
Net income attributable to noncontrolling interests	—	—	—	—	9	9

Net income attributable to L-3	$745	$745	$574	$144	$(1,463)	$745

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2009:
Operating activities:
Net cash from operating activities	$670	$132	$1,093	$248	$(736)	$1,407

Investing activities:
Business acquisitions, net of cash acquired	—	(90)	—	—	—	(90)
Other investing activities	(87)	(64)	(103)	(15)	87	(182)

Net cash used in investing activities	(87)	(154)	(103)	(15)	87	(272)

Financing activities:
Common stock repurchased	(505)	—	—	—	—	(505)
Proceeds from sale of senior notes	—	996	—	—	—	996
Repayment of borrowings under term loan facility	—	(650)	—	—	—	(650)
Redemption of senior subordinated notes	—	(750)	—	—	—	(750)
Other financing activities	(78)	503	(988)	(116)	583	(96)

Net cash (used in) from financing activities	(583)	99	(988)	(116)	583	(1,005)

Effect of foreign currency exchange rate on cash	—	—	—	19	—	19

Net increase (decrease) in cash	—	77	2	136	(66)	149
Cash and cash equivalents, beginning of the year	—	720	2	228	(83)	867

Cash and cash equivalents, end of the year	$—	$797	$4	$364	$(149)	$1,016

For the year ended December 31, 2008:
Operating activities:
Net cash from operating activities	$941	$38	$1,215	$204	$(1,011)	$1,387

Investing activities:
Business acquisitions, net of cash acquired	—	(283)	—	—	—	(283)
Other investing activities	(103)	(15)	(111)	(23)	103	(149)

Net cash used in investing activities	(103)	(298)	(111)	(23)	103	(432)

Financing activities:
Common stock repurchased	(794)	—	—	—	—	(794)
Other financing activities	(44)	348	(1,109)	(162)	921	(46)

Net cash (used in) from financing activities	(838)	348	(1,109)	(162)	921	(840)

Effect of foreign currency exchange rate on cash	—	—	—	(28)	—	(28)

Net increase (decrease) in cash	—	88	(5)	(9)	13	87
Cash and cash equivalents, beginning of the year	—	632	7	237	(96)	780

Cash and cash equivalents, end of the year	$—	$720	$2	$228	$(83)	$867

For the year ended December 31, 2007:
Operating activities:
Net cash from operating activities	$626	$107	$995	$229	$(687)	$1,270
Investing activities:
Business acquisitions, net of cash acquired	—	(235)	—	—	—	(235)
Other investing activities	(153)	(38)	(87)	(28)	153	(153)

Net cash used in investing activities	(153)	(273)	(87)	(28)	153	(388)

Financing activities:
Common stock repurchased	(500)	—	—	—	—	(500)
Other financing activities	27	495	(905)	(123)	542	36

Net cash (used in) from financing activities	(473)	495	(905)	(123)	542	(464)

Effect of foreign currency exchange rate on cash	—	—	—	14	—	14

Net increase in cash	—	329	3	92	8	432
Cash and cash equivalents, beginning of the year	—	303	4	145	(104)	348

Cash and cash equivalents, end of the year	$—	$632	$7	$237	$(96)	$780