Form 10-Q
period 2010-03-26
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2010-05-04
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010
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

There were 115,741,171 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 29, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 26, 2010

		Page
		No.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 26, 2010 (Unaudited) and December 31, 2009	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarterly periods ended March 26, 2010 and March 27, 2009	2

	Unaudited Condensed Consolidated Statements of Equity for the Quarterly periods ended March 26, 2010 and March 27, 2009	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Quarterly periods ended March 26, 2010 and March 27, 2009	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	40

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 1A.	Risk Factors	41

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3.	Defaults Upon Senior Securities	42

ITEM 4.	(Removed and Reserved)	42

ITEM 5.	Other Information	42

ITEM 6.	Exhibits	42

Signature		43
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 26,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,135	$1,016
Billed receivables, net of allowances of $38 in 2010 and $32 in 2009	1,299	1,149
Contracts in process	2,436	2,358
Inventories	262	258
Deferred income taxes	199	247
Other current assets	135	123

Total current assets	5,466	5,151

Property, plant and equipment, net	834	854
Goodwill	8,183	8,190
Identifiable intangible assets	362	377
Deferred debt issue costs	44	47
Other assets	203	194

Total assets	$15,092	$14,813

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$681	$—
Accounts payable, trade	549	464
Accrued employment costs	641	642
Accrued expenses	465	482
Advance payments and billings in excess of costs incurred	521	521
Income taxes	83	10
Other current liabilities	358	363

Total current liabilities	3,298	2,482

Pension and postretirement benefits	837	817
Deferred income taxes	308	272
Other liabilities	416	470
Long-term debt	3,437	4,112

Total liabilities	8,296	8,153

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 115,659,642 shares outstanding at March 26, 2010 and 115,353,546 shares outstanding at December 31, 2009 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,544	4,449
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 22,421,913 shares at March 26, 2010 and 21,040,541 shares at December 31, 2009	(1,947)	(1,824)
Retained earnings	4,281	4,108
Accumulated other comprehensive loss	(174)	(166)

Total L-3 shareholders’ equity	6,704	6,567
Noncontrolling interests	92	93

Total equity	6,796	6,660

Total liabilities and equity	$15,092	$14,813

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 26,	March 27,
	2010	2009

Net sales:
Products	$1,714	$1,762
Services	1,910	1,874

Total net sales	3,624	3,636

Cost of sales:
Products	1,488	1,566
Services	1,726	1,694

Total cost of sales	3,214	3,260

Operating income	410	376
Interest and other income, net	4	3
Interest expense	64	66

Income before income taxes	350	313
Provision for income taxes	128	112

Net income	$222	$201
Less: Net income attributable to noncontrolling interests	1	2

Net income attributable to L-3	$221	$199
Less: Net income allocable to participating securities	2	2

Net income allocable to L-3 Holdings’ common shareholders	$219	$197

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$1.89	$1.66

Diluted	$1.87	$1.66

L-3 Holdings’ weighted average common shares outstanding:
Basic	115.9	118.4

Diluted	116.9	118.8

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the quarter ended March 26, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					221		1	222
Pension and postretirement benefit plans:
Net gain arising during the period						2		2
Amortization of net loss previously recognized, net of income taxes of $4						6		6
Foreign currency translation adjustment						(19)		(19)
Unrealized gains on hedging instruments, net of income taxes of $2						3		3

Total comprehensive income								214
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.40 per share)					(47)			(47)
Shares issued:
Employee savings plans	0.4		30					30
Exercise of stock options	0.8		48					48
Employee stock purchase plan	0.5		—					—
Stock-based compensation expense			19					19
Treasury stock purchased	(1.4)			(123)				(123)
Other			(2)		(1)			(3)

Balance at March 26, 2010	115.7	$1	$4,543	$(1,947)	$4,281	$(174)	$92	$6,796

For the quarter ended March 27, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					199		2	201
Pension and postretirement benefit plans:
Amortization of net loss previously recognized, net of income taxes of $5						8		8
Foreign currency translation adjustment						(13)		(13)

Total comprehensive income								196
Distributions to noncontrolling interests							(1)	(1)
Cash dividends paid on common stock ($0.35 per share)					(42)			(42)
Shares issued:
Employee savings plans	0.5		32					32
Exercise of stock options	—		2					2
Employee stock purchase plan	0.6		—					—
Stock-based compensation expense			17					17
Treasury stock purchased	(3.4)			(232)				(232)

Balance at March 27, 2009	116.3	$1	$4,186	$(1,551)	$3,530	$(337)	$84	$5,913

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	March 26,	March 27,
	2010	2009

Operating activities:
Net income	$222	$201
Depreciation of property, plant and equipment	41	38
Amortization of intangibles and other assets	15	15
Deferred income tax provision	29	14
Stock-based employee compensation expense	19	17
Contributions to employee savings plans in L-3 Holdings’ common stock	30	32
Amortization of pension and postretirement benefit plans net loss and prior service cost	10	13
Amortization of bond discounts (included in interest expense)	6	6
Amortization of deferred debt issue costs (included in interest expense)	3	3

Subtotal	375	339

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	(157)	(101)
Contracts in process	(75)	(144)
Inventories	(10)	(10)
Accounts payable, trade	87	99
Accrued employment costs	(17)	(102)
Accrued expenses	(12)	25
Advance payments and billings in excess of costs incurred	1	(15)
Income taxes	80	56
Excess income tax benefits related to share-based payment arrangements	(5)	(1)
Other current liabilities	(3)	(13)
Pension and postretirement benefits	24	26
All other operating activities	(17)	(7)

Subtotal	(104)	(187)

Net cash from operating activities	271	152

Investing activities:
Business acquisitions, net of cash acquired	(1)	(82)
Capital expenditures	(26)	(41)
Dispositions of property, plant and equipment	—	1
Investments in equity investees	(9)	—
Other investing activities	1	—

Net cash used in investing activities	(35)	(122)

Financing activities:
Common stock repurchased	(123)	(232)
Dividends paid on L-3 Holdings’ common stock	(47)	(42)
Proceeds from exercises of stock options	44	1
Proceeds from employee stock purchase plan	18	17
Excess income tax benefits related to share-based payment arrangements	5	1
Other financing activities	(1)	(1)

Net cash used in financing activities	(104)	(256)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(13)	(3)

Net increase (decrease) in cash and cash equivalents	119	(229)
Cash and cash equivalents, beginning of the period	1,016	867

Cash and cash equivalents, end of the period	$1,135	$638

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and government services. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s reportable segments is included in Note 21. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 26, 2010 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 23 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2009.

3.	New Accounting Standards Implemented

In June 2009, the Financial Accounting Standards Board (FASB) issued a revised standard for the accounting for variable interest entities (VIE), which replaces the quantitative-based risks and rewards approach with a qualitative approach and requires certain additional disclosures. The new qualitative approach focuses on determining which entity has the power and control to direct the activities of a VIE and requires an ongoing assessment of that conclusion. The revised accounting standard was effective for the Company beginning on January 1, 2010 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2010 Business Acquisitions

On April 14, 2010, the Company acquired all of the outstanding stock of Insight Technology Incorporated, a manufacturer of mission critical night vision and electro-optical equipment, for a preliminary purchase price of $613 million. The purchase price was funded with cash on hand and is subject to adjustment based on the closing date actual net working capital, which has not been finalized. The final purchase price allocation is expected to be completed by the fourth quarter of 2010.

2009 Business Acquisitions

On January 30, 2009, the Company acquired all of the outstanding stock of Chesapeake Sciences Corporation (CSC) for a purchase price of $91 million in cash, which included a $7 million net working capital adjustment and $4 million related to certain tax benefits acquired. The net working capital adjustment included $6 million for cash acquired. The acquisition was financed using cash on hand. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. Based on the final purchase price allocation, the amount of goodwill recognized was $56 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes.

Unaudited Pro Forma Statements of Operations Data

The quarter ended March 27, 2009 unaudited pro forma Statements of Operations data presented below combines the results of the Company and its CSC business acquisition completed during the year ended December 31, 2009, assuming that the acquisition had occurred on January 1, 2009.

First Quarter Ended
March 27, 2009
(in millions,
except per share data)

Pro forma net sales	$3,642
Pro forma net income attributable to L-3	$199
Pro forma diluted earnings per share	$1.66

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	March 26,	December 31,
	2010	2009
	(in millions)

Unbilled contract receivables, gross	$2,484	$2,373
Less: unliquidated progress payments	(761)	(700)

Unbilled contract receivables, net	1,723	1,673

Inventoried contract costs, gross	823	800
Less: unliquidated progress payments	(110)	(115)

Inventoried contract costs, net	713	685

Total contracts in process	$2,436	$2,358

Inventoried Contract Costs. In accordance with contract accounting standards, the Company accounts for the portion of its general and administrative (G&A), independent research and development (IRAD) and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$77	$74
Add: Contract costs incurred(1)	313	308
Less: Amounts charged to cost of sales	(306)	(303)

Amounts included in inventoried contract costs at end of the period	$84	$79

(1)	Incurred costs include IRAD and B&P costs of $81 million for the quarter ended March 26, 2010 and $76 million for the quarter ended March 27, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Selling, general and administrative expenses	$63	$66
Research and development expenses	12	15

Total	$75	$81

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	March 26,	December 31,
	2010	2009
	(in millions)

Raw materials, components and sub-assemblies	$93	$92
Work in process	131	129
Finished goods	38	37

Total	$262	$258

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Foreign currency translation adjustments(1)	(4)	(1)	7	(9)	(7)

Balance at March 26, 2010	$866	$2,319	$1,165	$3,833	$8,183

(1)	The net decrease in goodwill from foreign currency translation adjustments is due to the strengthening of the U.S. dollar during the quarter ended March 26, 2010 against the functional currencies of L-3’s foreign subsidiaries in Germany and the United Kingdom, which was partially offset by the weakening of the U.S. dollar against the Canadian dollar.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	March 26, 2010				December 31, 2009
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$512	$173	$339	$515	$163	$352
Technology	9	78	60	18	78	58	20
Other, primarily favorable leasehold interests	7	14	9	5	14	9	5

Total	22	$604	$242	$362	$607	$230	$377

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Amortization expense	$13	$13

Based on gross carrying amounts at March 26, 2010, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2010 through 2014 are presented in the table below.

	Year Ending December 31,
	2010	2011	2012	2013	2014
	(in millions)

Estimated amortization expense	$51	$46	$39	$30	$30

At March 26, 2010 and December 31, 2009, the Company had approximately $1 million of indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 26,	December 31,
	2010	2009
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$3	$2
Accrued product warranty costs	91	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	77	74
Accrued interest	74	76
Deferred revenues	30	28
Aggregate purchase price payable for acquired businesses	3	4
Other	80	89

Total other current liabilities	$358	$363

The table below presents the components of other liabilities.

	March 26,	December 31,
	2010	2009
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$181	$232
Deferred compensation	80	83
Accrued workers’ compensation	50	46
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	7	9
Unfavorable lease obligations	5	6
Other non-current liabilities	83	84

Total other liabilities	$416	$470

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$99	$102
Accruals for product warranties issued during the period	13	10
Foreign currency translation adjustments	(2)	—
Settlements made during the period	(12)	(14)

Balance at end of period	$98	$98

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both long-term and short-term amounts.

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	March 26,	December 31,
	2010	2009
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5 1/5% Senior Notes due 2019	1,000	1,000
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	700	700

Principal amount of long-term debt	4,150	4,150
Less: Unamortized discounts	(32)	(38)

Carrying amount of long-term debt	4,118	4,112
Less: Current portion of long-term debt(3)	(681)	—

Carrying amount of long-term debt, excluding current portion	$3,437	$4,112

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, allows for total aggregate borrowings of up to $1 billion. At March 26, 2010, available borrowings under the Revolving Credit Facility were $968 million after reductions for outstanding letters of credit of $32 million.

(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $120.17) of the then current conversion price (currently $100.14) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $100.14, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 3, 2010 was $95.34 per share. The effective interest rate on the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $10 million for the first quarter periods ended March 26, 2010 and March 27, 2009. The following table provides additional information about the Company’s CODES:

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	March 26,	December 31,
	2010	2009
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$19	$24
Net carrying amount of liability component	$681	$676

(3)	Holders of the CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. As a result, the CODES have been classified as a current liability at March 26, 2010.

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	First Quarter Ended
	March 26,		March 27,
	2010		2009
	(in millions)

Net income	$222		$201
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)		(13)
Unrealized gains on hedging instruments	3	(1)	—
Net gain from pension and postretirement benefit plans arising during the period	2		—
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	6		8

Total comprehensive income	214		196
Less: Comprehensive income attributable to noncontrolling interests	1		2

Comprehensive income attributable to L-3	$213		$194

(1)	Amount is net of income taxes of $2 million for the quarterly period ended March 26, 2010.

(2)	Amounts are net of income taxes of $4 million and $5 million for the quarter ended March 26, 2010 and March 27, 2009, respectively. See Note 18.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitation for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2008 are open as of March 26, 2010. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax return audits currently in process. As a result of filing an IRS tax accounting method change regarding compensation expense during the quarter ended March 26, 2010, the Company decreased both its unrecognized tax benefits and its current deferred tax assets by $48 million. As of March 26, 2010, the Company anticipates that unrecognized tax benefits will decrease by approximately $7 million over the next 12 months.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Current and non-current income taxes payable include accrued interest of $16 million ($10 million after income taxes) at March 26, 2010 and $23 million ($14 million after income taxes) at December 31, 2009, and penalties of $10 million at March 26, 2010 and $9 million at December 31, 2009.

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions, except per share data)

Reconciliation of net income:
Net income	$222	$201
Net income attributable to noncontrolling interests	(1)	(2)
Net income allocable to participating securities	(2)	(2)

Net income allocable to L-3 Holdings’ common shareholders	$219	$197

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	115.9	118.4

Basic earnings per share:
Net income	$1.89	$1.66

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	115.9	118.4
Assumed exercise of stock options	3.6	3.5
Unvested restricted stock awards	1.1	0.1
Employee stock purchase plan contributions	0.5	0.6
Performance unit awards	0.1	—
Assumed purchase of common shares for treasury	(4.3)	(3.8)
Assumed conversion of the CODES	—(1)	—(1)

Common and potential common shares	116.9	118.8

Diluted earnings per share:
Net income	$1.87	$1.66

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter period ended March 26, 2010 or the quarter period ended March 27, 2009, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 26, 2010 the conversion price was $100.14.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.3 million and 2.8 million for the quarter ended March 26, 2010 and the quarter ended March 27, 2009, respectively, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

13.	Equity

Repurchases of L-3 Holdings common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At March 26, 2010, the remaining dollar value under the share repurchase program was $303 million.

From March 27, 2010 through May 3, 2010, L-3 Holdings repurchased 268,364 shares of its common stock at an average price of $94.42 per share for an aggregate amount of $25 million.

On April 27, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on June 15, 2010 to shareholders of record at the close of business on May 17, 2010.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 26, 2010			December 31, 2009
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)

Assets
Cash equivalents	$791	$—	$—	$891	$—	$—
Derivatives (foreign currency forward contracts)	—	23	—	—	16	$—

Total Assets	$791	$23	$—	$891	$16	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$12	$—	$—	$10	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

At March 26, 2010 and December 31, 2009, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Senior Notes, Senior Subordinated Notes and CODES are based on quoted prices for these securities. The fair values of foreign currency forward contracts are

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	March 26, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Senior Notes	$997	$1,003	$996	$995
Senior Subordinated Notes	2,440	2,498	2,440	2,461
CODES	681	738	676	736
Foreign currency forward contracts(1)	11	11	6	6

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

16.	Derivative Financial Instruments

Derivative Financial Instruments. The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the Euro, the British pound and the U.S. dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of March 26, 2010:

Currency	Notional Amount
(in millions)

U.S. dollar	$104
Canadian dollar	84
British pound	81
Euro	35
Other	6

Total	$310

At March 26, 2010, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	March 26, 2010				December 31, 2009
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$7	$11	$5	$2	$6	$7	$4	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3	2	3	2	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$10	$13	$8	$4	$8	$8	$7	$3

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarters ended March 26, 2010 and March 27, 2009. The estimated net amount of existing gains at March 26, 2010 that is expected to be reclassified into income within the next 12 months is $3 million.

17.	Commitments and Contingencies

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

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 26, 2010, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable, including those that are expected to be resolved with jury trials, for which outcomes are difficult to predict. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. The case is currently scheduled to go to a third trial on November 1, 2010. The parties have participated in court-ordered mediations from time to time, and are expected to participate in future court-ordered mediations prior to trial, but to date such mediations have not resulted in a mutually acceptable resolution of this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the U.S. District Court for the Northern District of Georgia alleging that L-3 IS is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. During the trial that began on May 4, 2009, Lockheed sought disgorgement of the monies paid or payable to L-3 IS under the subcontract (which Lockheed claims to be approximately $315 million) or, under an alternative theory of damages, royalties of approximately $20 million. On May 21, 2009, a jury found in favor of Lockheed and awarded $30 million on the misappropriation claim, approximately $7 million on the breach of license agreement claim, plus legal fees and expenses. On August 28, 2009, L-3 IS filed a motion with the court seeking dismissal or a retrial of the case on various grounds. On March 31, 2010, the court set aside the jury verdict and ordered a new trial based on its findings that Lockheed withheld certain documents from L-3 IS that were required to be produced as part of pre-trial discovery. The date for the new trial has not yet been scheduled.

Aircrew Training and Rehearsal Support (ATARS) Investigation. Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand Jury subpoenas in November 2006 and December 2007 in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation. The Company is cooperating fully with the U.S. Government.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented. Accordingly, on March 17, 2010, ACSS filed a notice with the court of its intent to appeal. The plaintiffs notified the court on the same date that they also intend to appeal.

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

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost:
Service cost	$24	$22	$1	$1
Interest cost	30	27	3	3
Expected return on plan assets	(28)	(22)	—	(1)
Amortization of prior service costs (credits)	1	1	(1)	(1)
Amortization of net losses	10	13	—	—
Curtailment loss	—	1	—	—

Net periodic benefit cost	$37	$42	$3	$2

Contributions. For the year ending December 31, 2010, the Company currently expects to contribute cash of approximately $140 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $4 million to its pension plans and $3 million to its postretirement benefit plans during the quarter ended March 26, 2010.

19.	Employee Stock-Based Compensation

On February 23, 2010, the Company granted stock-based compensation awards under the 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 548,165 stock options with an exercise price equal to the fair market value of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. The weighted average grant date fair value for the options awarded was $18.40 and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below:

Expected holding period (in years)	4.7
Expected volatility	26.2%
Expected dividend yield	2.2%
Risk-free interest rate	2.3%

Restricted Stock Units. The Company granted 593,373 restricted stock units with a weighted average grant date fair value of $90.18 per share. These units automatically convert into shares of L-3 Holdings’ common stock

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period starting on the date of grant.

Performance Units. The Company granted 67,200 performance units, with a weighted average grant date fair value per unit of $105.19. The payout for these units is based on the achievement of pre-determined performance goals established by the compensation committee of the Company’s board of directors for the three-year period ending December 31, 2012. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock and/or an amount of cash based on the then existing closing price at the end of the performance period.

On April 27, 2010, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP. The principal purpose of the amendment is to increase the number of shares authorized for issuance under the 2008 LTPP to approximately 12.2 million shares, except that each share of L-3 Holdings common stock issued under a “full value” award (awards other than stock options or stock appreciation rights) will be counted as 2.6 shares for purposes of this share limit.

20.	Supplemental Cash Flow Information

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Interest paid on outstanding debt	$57	$59
Income tax payments	23	45
Income tax refunds	4	2

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Net Sales:
C3ISR	$805	$715
Government Services	943	1,007
AM&M	719	672
Electronic Systems	1,266	1,286
Elimination of intercompany sales	(109)	(44)

Consolidated total	$3,624	$3,636

Operating Income:
C3ISR	$106	$78
Government Services	77	91
AM&M	60	66
Electronic Systems	167	141

Consolidated total	$410	$376

Depreciation and amortization:
C3ISR	$14	$10
Government Services	10	10
AM&M	5	5
Electronic Systems	27	28

Consolidated total	$56	$53

	March 26,	December 31,
	2010	2009
	(in millions)

Total Assets:
C3ISR	$1,931	$1,865
Government Services	3,480	3,333
AM&M	1,986	1,914
Electronic Systems	6,644	6,524
Corporate	1,051	1,177

Consolidated total	$15,092	$14,813

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Accounting Standards Issued and Not Yet Implemented

In October 2009, the FASB issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard is effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality will be removed from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components will always be excluded from software revenue recognition standards. The revised accounting standard is effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

23.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under amounts drawn against the Revolving Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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
	(in millions)

Condensed Combining Balance Sheets:

At March 26, 2010:

Current assets:
Cash and cash equivalents	$—	$733	$5	$422	$(25)	$1,135
Billed receivables, net	—	298	773	228	—	1,299
Contracts in process	—	674	1,542	220	—	2,436
Other current assets	—	296	160	140	—	596

Total current assets	—	2,001	2,480	1,010	(25)	5,466
Goodwill	—	1,130	5,898	1,155	—	8,183
Other assets	3	486	774	183	(3)	1,443
Investment in and amounts due from consolidated subsidiaries	7,382	9,260	1,836	—	(18,478)	—

Total assets	$7,385	$12,877	$10,988	$2,348	$(18,506)	$15,092

Current portion of long-term debt	$681	$681	$—	$—	$(681)	$681
Other current liabilities	—	819	1,242	581	(25)	2,617
Amounts due to consolidated subsidiaries	—	—	—	299	(299)	—
Other long-term liabilities	—	1,236	237	88	—	1,561
Long-term debt	—	3,437	—	—	—	3,437

Total liabilities	681	6,173	1,479	968	(1,005)	8,296

L-3 shareholders’ equity	6,704	6,704	9,509	1,380	(17,593)	6,704
Noncontrolling interests	—	—	—	—	92	92

Total equity	6,704	6,704	9,509	1,380	(17,501)	6,796

Total liabilities and equity	$7,385	$12,877	$10,988	$2,348	$(18,506)	$15,092

At December 31, 2009:

Current assets:
Cash and cash equivalents	$—	$797	$4	$364	$(149)	$1,016
Billed receivables, net	—	321	629	199	—	1,149
Contracts in process	—	593	1,533	232	—	2,358
Other current assets	—	334	164	130	—	628

Total current assets	—	2,045	2,330	925	(149)	5,151
Goodwill	—	1,144	5,874	1,172	—	8,190
Other assets	3	485	810	177	(3)	1,472
Investment in and amounts due from consolidated subsidiaries	7,240	8,962	1,949	—	(18,151)	—

Total assets	$7,243	$12,636	$10,963	$2,274	$(18,303)	$14,813

Current liabilities	$—	$714	$1,338	$579	$(149)	$2,482
Amounts due to consolidated subsidiaries	—	—	—	260	(260)	—
Other long-term liabilities	—	1,243	226	90	—	1,559
Long-term debt	676	4,112	—	—	(676)	4,112

Total liabilities	676	6,069	1,564	929	(1,085)	8,153

L-3 shareholders’ equity	6,567	6,567	9,399	1,345	(17,311)	6,567
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,567	6,567	9,399	1,345	(17,218)	6,660

Total liabilities and equity	$7,243	$12,636	$10,963	$2,274	$(18,303)	$14,813

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:

For the quarter ended March 26, 2010:

Net sales	$—	$797	$2,390	$492	$(55)	$3,624
Cost of sales	19	669	2,165	435	(74)	3,214

Operating (loss) income	(19)	128	225	57	19	410
Interest and other income, net	—	32	—	—	(28)	4
Interest expense	11	64	27	1	(39)	64

(Loss) income before income taxes	(30)	96	198	56	30	350
(Benefit) provision for income taxes	(11)	35	72	21	11	128
Equity in net income of consolidated subsidiaries	240	160	—	—	(400)	—

Net income	221	221	126	35	(381)	222
Net income attributable to noncontrolling interests	—	—	—	—	1	1

Net income attributable to L-3	$221	$221	$126	$35	$(382)	$221

For the quarter ended March 27, 2009:

Net sales	$—	$794	$2,444	$425	$(27)	$3,636
Cost of sales	17	697	2,211	379	(44)	3,260

Operating (loss) income	(17)	97	233	46	17	376
Interest and other income, net	—	30	—	1	(28)	3
Interest expense	11	66	27	1	(39)	66

(Loss) income before income taxes	(28)	61	206	46	28	313
(Benefit) provision for income taxes	(10)	20	75	17	10	112
Equity in net income of consolidated subsidiaries	217	158	—	—	(375)	—

Net income	199	199	131	29	(357)	201
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$199	$199	$131	$29	$(359)	$199

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:

For the quarter ended March 26, 2010:

Operating activities:
Net cash from operating activities	$170	$182	$52	$37	$(170)	$271

Investing activities:
Business acquisitions, net of cash acquired	—	(1)	—	—	—	(1)
Other investing activities	(58)	(10)	(22)	(2)	58	(34)

Net cash used in investing activities	(58)	(11)	(22)	(2)	58	(35)

Financing activities:
Common stock repurchased	(123)	—	—	—	—	(123)
Other financing activities	11	(235)	(29)	36	236	19

Net cash (used in) from financing activities	(112)	(235)	(29)	36	236	(104)

Effect of foreign currency exchange rate changes on cash	—	—	—	(13)	—	(13)

Net (decrease) increase in cash	—	(64)	1	58	124	119
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$733	$5	$422	$(25)	$1,135

For the quarter ended March 27, 2009:

Operating activities:
Net cash from operating activities	$274	$83	$61	$8	$(274)	$152

Investing activities:
Business acquisitions, net of cash acquired	—	(82)	—	—	—	(82)
Other investing activities	(16)	(10)	(27)	(3)	16	(40)

Net cash used in investing activities	(16)	(92)	(27)	(3)	16	(122)

Financing activities:
Common stock repurchased	(232)	—	—	—	—	(232)
Other financing activities	(26)	(262)	5	1	258	(24)

Net cash (used in) from financing activities	(258)	(262)	5	1	258	(256)

Effect of foreign currency exchange rate changes on cash	—	—	—	(3)	—	(3)

Net (decrease) increase in cash	—	(271)	39	3	—	(229)
Cash and cash equivalents, beginning of the period	—	720	(81)	228	—	867

Cash and cash equivalents, end of the period	$—	$449	$(42)	$231	$—	$638

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 28 to 38, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 27. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 28 – 29
Key Performance Measures	Pages 29 – 30
Business Acquisitions and Business and Product Line Dispositions	Page 30
Results of Operations (includes business segments)	Pages 30 – 34
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Pages 34 – 35
Balance Sheet	Pages 35 – 36
Statement of Cash Flows	Pages 36 – 38
Legal Proceedings and Contingencies	Page 38

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and government services. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers, and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2009, we generated sales of $15.6 billion. Our primary customer was the DoD. The table below presents a summary of our 2009 sales by major category of end customer and the percent contributed by each end customer to our total 2009 sales. We currently do not anticipate significant changes to our end customer sales mix for the year ending December 31, 2010.

		% of
	2009 Sales	2009 Sales
	(in millions)

DoD	$11,932	76%
Other U.S. Government	1,127	7

Total U.S. Government	13,059	83%
Foreign governments	1,082	7
Commercial — foreign	867	6
Commercial — domestic	607	4

Total sales	$15,615	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our reportable segments is included in Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies, services, and products, (2) provide access to select customers, programs, and contracts and (3) provide attractive returns on investments. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales.

Sales Growth. Sales growth for the year ended December 31, 2009 was 5%, comprised of organic sales growth of 4%, and sales growth from business acquisitions, net of divestitures, of 1%. For the quarter ended March 26, 2010 (2010 First Quarter), consolidated net sales of $3,624 million declined by 0.3%, comprised of an organic sales decline of 0.8% and sales growth from acquisitions of $16 million or 0.5%, compared to the quarter ended March 27, 2009 (2009 First Quarter). Currently, we expect 2010 sales growth to be in the low single digits.

For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales was the Special Operations Forces Support Activity (SOFSA) contract, which generated approximately 3% of our sales. On March 3, 2009, SOFSA announced that L-3 was not selected to perform on the follow-on contract. L-3 subsequently protested and, as a consequence, SOFSA has taken corrective action, which will include the issuance of a revised solicitation. Once a new solicitation is issued, proposals will be requested from all bidders. We were notified by the customer that a new solicitation will be issued in June 2010, with an expected award date of January 2011. While we may not succeed in winning the recompetition for the next SOFSA contract, we continue to perform on the current contract, which has been extended to January 31, 2011.

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

We expect to continue to generate modest annual increases in operating margin as we expect to increase sales, grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to continue to expand our operating margin on an annual basis. In addition, business acquisitions and new business, including contract renewals and new contracts, could result in decreased operating margins if their margins are lower than L-3’s operating margin on existing business and contracts. Our business objectives include growing earnings per common share and net cash from operating activities. Improving operating margins is one method for achieving these goals, but it is not the only one.

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2009. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On April 14, 2010, we acquired all of the outstanding stock of Insight Technology Incorporated, a manufacturer of mission critical night vision and electro-optical equipment, for a preliminary purchase price of $613 million. The purchase price was funded with cash on hand and is subject to adjustment based on the closing date actual net working capital, which has not been finalized. The final purchase price allocation is expected to be completed by the fourth quarter of 2010.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a discussion of our 2009 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2010 First Quarter compared with the 2009 First Quarter.

	First Quarter Ended
	March 26,	March 27,	Increase/
	2010	2009	(decrease)
	(in millions, except per share data)

Net sales	$3,624	$3,636	$(12)
Operating income	$410	$376	$34
Operating margin	11.3%	10.3%	100	bpts
Net interest expense and other income	$60	$63	$(3)
Effective income tax rate	36.6%	35.8%	80	bpts
Net income attributable to L-3	$221	$199	$22
Diluted earnings per share	$1.87	$1.66	$0.21
Diluted weighted average common shares outstanding	116.9	118.8	(1.9)

Net Sales: For the 2010 First Quarter, consolidated net sales declined slightly compared to the 2009 First Quarter. Sales growth from the Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) reportable segment was offset by lower sales from the Government Services, Aircraft Modernization and Maintenance (AM&M) and Electronic Systems reportable segments. Consolidated net sales from acquired businesses were $16 million.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems reportable segment, increased by $36 million to $1,910 million, representing approximately 53% of consolidated net sales for the 2010 First Quarter, compared to $1,874 million, or approximately 52% of consolidated net sales, for the 2009 First Quarter. The increase in service sales was primarily due to organic sales growth in ISR systems, training and law enforcement support services for the U.S. Army and information technology (IT) support services for the U.S. Special Operations Forces (SOF). These increases were partially offset by reduced subcontractor pass-through sales for systems and software engineering and sustainment services, a decrease for Iraq support, including linguist services, and lower volume for contract field services and SOF support activities.

Sales from products, which primarily includes products from our C3ISR and Electronic Systems reportable segments, decreased by $48 million to $1,714 million, representing approximately 47% of consolidated net sales for the 2010 First Quarter, compared to $1,762 million, or approximately 48% of consolidated net sales for the 2009 First Quarter. The decrease in product sales was primarily due to decreases for combat propulsion systems, precision engagement, and naval power and control systems. These decreases were partially offset by organic sales growth in EO/IR and microwave products. See the reportable segment results below for additional discussion of our sales results.

Operating income and operating margin: The 2010 First Quarter operating income increased by 9% compared to the 2009 First Quarter. Operating margin increased to 11.3% for the 2010 First Quarter from 10.3% for the 2009 First Quarter. The operating margin increase was driven by improved contract performance and favorable sales mix for businesses in the C3ISR and Electronic Systems reportable segments. In addition, lower pension expense of $5 million ($3 million after income taxes, or $0.03 per diluted share), increased operating margin by 10 basis points. See the reportable segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income for the 2010 First Quarter decreased by 5% compared to the same period last year primarily due to lower outstanding debt and income from investments accounted for using the equity method.

Effective income tax rate: The effective tax rate for the 2010 First Quarter increased by 80 basis points compared to the same quarter last year due to the expiration of the U.S. Federal research and experimentation tax credit as of December 31, 2009. In addition, the 2010 First Quarter includes a tax provision of $5 million, or $0.04 per diluted share, related to the U.S. Federal Patient Protection and Affordable Care Act, which changed the tax treatment for certain retiree prescription drug benefits.

Diluted earnings per share and net income attributable to L-3: L-3 Holdings’ diluted earnings per share (diluted EPS) increased by $0.21, or 13%, to $1.87 for the 2010 First Quarter from $1.66 for the 2009 First Quarter, and net income attributable to L-3 increased by $22 million, or 11%, to $221 million from $199 million for the same periods.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2010 First Quarter decreased by 1.9 million shares, or 2%, compared to the 2009 First Quarter. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(dollars in millions)

Net Sales:(1)
C3ISR	$788.0	710.1
Government Services	941.1	1,004.9
AM&M	652.1	663.5
Electronic Systems	1,242.5	1,257.2

Consolidated net sales	$3,623.7	$3,635.7

Operating income:
C3ISR	$105.8	$78.2
Government Services	77.3	90.6
AM&M	59.5	65.8
Electronic Systems	167.1	141.3

Consolidated operating income	$409.7	$375.9

Operating margin:
C3ISR	13.4%	11.0%
Government Services	8.2%	9.0%
AM&M	9.1%	9.9%
Electronic Systems	13.4%	11.2%
Consolidated operating margin	11.3%	10.3%

(1)	Net sales are after intercompany eliminations.

C3ISR

	First Quarter Ended
	March 26,	March 27,
	2010	2009	Increase
	(dollars in millions)

Net sales	$788.0	$710.1	$77.9
Operating income	105.8	78.2	27.6
Operating margin	13.4%	11.0%	240	bpts

C3ISR net sales for the 2010 First Quarter increased by 11% compared to the 2009 First Quarter primarily due to increased demand and new business from the U.S. Department of Defense (DoD) for airborne ISR and networked communication systems for manned and unmanned platforms and higher sales volumes for force protection products to foreign ministries of defense.

C3ISR operating income for the 2010 First Quarter increased by 35% compared to the 2009 First Quarter. Operating margin increased by 240 basis points. Higher sales volume, favorable sales mix and improved contract performance increased operating margin by 220 basis points. Lower pension expense of $2 million increased operating margin by 20 basis points.

Government Services

	First Quarter Ended
	March 26,	March 27,
	2010	2009	Decrease
	(dollars in millions)

Net sales	$941.1	$1,004.9	$(63.8)
Operating income	77.3	90.6	(13.3)
Operating margin	8.2%	9.0%	(80	) bpts

Government Services net sales for the 2010 First Quarter decreased by 6% compared to the 2009 First Quarter. The decrease in sales was primarily due to: (1) reduced subcontractor pass-through sales volume of $45 million related to task order renewals for U.S. Army systems and software engineering and sustainment services that migrated to a contract where L-3 is not a prime contractor and (2) $40 million of lower sales related to Iraq support, including linguist and intelligence support services. These decreases were partially offset by $9 million of higher sales primarily for increased training and law enforcement support services for the U.S. Army due to higher volume on new and existing contracts and information technology support services for the U.S. Special Operations Forces (SOF). Net sales from acquired businesses were $12 million, or 1%.

Government Services operating income for the 2010 First Quarter decreased by 15% compared to the 2009 First Quarter. Operating margin decreased by 80 basis points. Lower margins on select contract renewals and higher costs for a security systems contract for the U.S. Department of Homeland Security reduced operating margin by 120 basis points and timing of the receipt of an award fee for linguist services reduced operating margin by 20 basis points. Acquired businesses reduced operating margin by 10 basis points. These decreases were partially offset by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 70 basis points.

Aircraft Modernization and Maintenance (AM&M)

	First Quarter Ended
	March 26,	March 27,
	2010	2009	Decrease
	(dollars in millions)

Net sales	$652.1	$663.5	$(11.4)
Operating income	59.5	65.8	(6.3)
Operating margin	9.1%	9.9%	(80	) bpts

AM&M net sales for the 2010 First Quarter decreased by 2% compared to the 2009 First Quarter. The decrease in sales was primarily due to: (1) $7 million of lower sales volume for the Joint Cargo Aircraft contract as a result of a delay in an order which is currently anticipated to be received in the second quarter, (2) $23 million of sales volume declines for contract field services and SOF support activities because of reduced tasking, and (3) $7 million of lower sales volume due to a competitive loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol. These decreases were partially offset by $26 million of higher aircraft modernization sales primarily for U.S. Navy maritime patrol aircraft and SOF special mission aircraft.

AM&M operating income for the 2010 First Quarter decreased by 10% compared to the 2009 First Quarter. Operating margin decreased by 80 basis points. Lower sales volume and prices for system field support and a favorable cost adjustment on an international aircraft modernization contract in the 2009 First Quarter that did not recur in the 2010 First Quarter reduced operating margin by 170 basis points. These decreases were partially offset by an increase in operating margin of 90 basis points primarily due to higher aircraft modernization sales to the DoD and improved contract performance.

Electronic Systems

	First Quarter Ended
	March 26,	March 27,	(Decrease)/
	2010	2009	Increase
	(dollars in millions)

Net sales	$1,242.5	$1,257.2	$(14.7)
Operating income	167.1	141.3	25.8
Operating margin	13.4%	11.2%	220	bpts

Electronic Systems net sales for the 2010 First Quarter decreased by 1% compared to the 2009 First Quarter reflecting sales volume declines of: (1) $21 million for combat propulsion systems due to a reduction in DoD funding for the Bradley fighting vehicle, (2) $19 million for precision engagement due to contracts nearing completion, (3) $6 million for shipboard electronics and power distribution, conditioning and conversion products primarily for the U.S. Navy, (4) $10 million for commercial shipbuilding products, and (5) $27 million primarily for aviation products, security & detection and displays due to timing of deliveries. These decreases were partially offset by volume increases of: (1) $30 million for EO/IR products, primarily to the U.S. Air Force and U.S. Army, (2) $23 million for microwave products, primarily due to increased deliveries of power devices for satellite communication systems, and (3) $11 million for training & simulation, primarily related to a new U.S. Air Force contract awarded in 2009. Additionally, net sales from the Chesapeake Sciences Corporation acquired business were $4 million.

Electronic Systems operating income for the 2010 First Quarter increased by 18% compared to the 2009 First Quarter. Operating margin increased by 220 basis points. The increase was due to improved contract performance and favorable sales mix primarily for EO/IR products, which increased operating margin by 140 basis points, and an increase of 60 basis points primarily for a volume price adjustment on a supply arrangement. In addition, lower pension expense of $3 million increased operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of March 26, 2010, we also had, subject to certain conditions, $968 million of borrowings available under our $1 billion Revolving Credit Facility, after reductions of $32 million for outstanding letters of credit. Our $1 billion Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, and, to the extent approved by our board of directors, L-3 Holdings’ dividends and share repurchases, and potential debt repurchases. Holders of our $700 million Convertible Contingent Debt Securities (CODES) may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. In such an event, we intend to either complete a refinancing of all or a portion of the CODES, if we have the ability to do so on terms and conditions acceptable to us, or repurchase any amount of the CODES put to L-3 with cash on hand. The next scheduled maturity of our existing debt is our $400 million 6 1/8% Senior Subordinated Notes maturing on July 15, 2013.

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

On April 14, 2010, we acquired all the outstanding stock of Insight Technology Incorporated, a manufacturer of mission critical night vision and electro-optical equipment, for a preliminary purchase price of $613 million. The purchase price was funded with cash on hand and is subject to adjustment based on the closing date actual net working capital, which has not been finalized. The final purchase price allocation is expected to be completed by the fourth quarter of 2010.

Balance Sheet

Billed receivables increased by $150 million to $1,299 million at March 26, 2010 from $1,149 million at December 31, 2009 primarily due to the timing of billings and collections primarily for government services, ISR systems, microwave, security and detection systems and EO/IR products.

Contracts in process increased $78 million to $2,436 million at March 26, 2010, from $2,358 million at December 31, 2009. The increase included a $3 million reclassification from property, plant and equipment to inventoried contract costs and $75 million from:

•	Increases of $50 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization and networked communications; and

•	Increases of $25 million in inventoried contract costs across several business areas, primarily ordnance, displays and networked communications products to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 70 at March 26, 2010, compared with 66 at December 31, 2009 and 73 at March 27, 2009. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 26, 2010, 365 days at December 31, 2009 and 364 days at March 27, 2009). Our trailing 12 month pro forma sales were $15,603 million at March 26, 2010, $15,621 million at December 31, 2009 and $15,099 million at March 27, 2009.

The decrease in current deferred income tax assets and other non-current liabilities (non-current income taxes payable) was due to an Internal Revenue Service tax accounting method change regarding compensation expense during the 2010 First Quarter.

Goodwill decreased by $7 million to $8,183 million at March 26, 2010 from $8,190 million at December 31, 2009. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Foreign currency translation adjustments(1)	(4)	(1)	7	(9)	(7)

Balance at March 26, 2010	$866	$2,319	$1,165	$3,833	$8,183

(1)	The net decrease in goodwill from foreign currency translation adjustments is due to the strengthening of the U.S. dollar during the quarter ended March 26, 2010 against the functional currencies of L-3’s foreign subsidiaries, primarily in Germany and the United Kingdom, which was partially offset by the weakening of the U.S. dollar against the Canadian dollar.

The increase in accounts payable was primarily due to the timing of when invoices were received for purchases from third-party vendors and subcontractors and when payments were made. The increase in income taxes payable is due primarily to the timing of the 2010 First Quarter income tax payment, which is not due until the second quarter of the calendar year.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2010 First Quarter. We expect to contribute cash of approximately $140 million to our pension plans for all of 2010, of which $4 million was contributed during the 2010 First Quarter.

Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

Statement of Cash Flows

Quarter Ended March 26, 2010 Compared with Quarter Ended March 27, 2009

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 26,	March 27,
	2010	2009
	(in millions)

Net cash from operating activities	$271	$152
Net cash used in investing activities	(35)	(122)
Net cash used in financing activities	(104)	(256)

Operating Activities

We generated $271 million of cash from operating activities during the 2010 First Quarter, an increase of $119 million compared with $152 million generated during the 2009 First Quarter. The increase was due to: (1) an increase in net income of $21 million, (2) higher non-cash expenses of $15 million primarily due to higher deferred income taxes, and (3) $83 million of less cash used for changes in operating assets and liabilities, primarily due to working capital improvements, including lower payments for employee salaries and wages due to the timing of pay dates and lower income tax payments. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 35.

Investing Activities

During the 2010 First Quarter, we used $35 million of cash in the aggregate primarily to: (1) pay $26 million for capital expenditures and (2) invest $9 million in an unconsolidated subsidiary accounted for using the equity method.

Financing Activities

Debt

At March 26, 2010, total outstanding debt was $4,118 million, of which $997 million was senior debt and $3,121 million was subordinated debt, compared to $4,112 million at December 31, 2009, of which $996 million was senior debt and $3,116 million was subordinated debt. At March 26, 2010, subject to certain conditions, borrowings available under our Revolving Credit Facility were $968 million, after reduction for outstanding letters of credit of $32 million. There were no borrowings outstanding under our Revolving Credit Facility at March 26, 2010. Our Revolving Credit Facility expires on October 23, 2012. Our outstanding debt has scheduled maturities between July 15, 2013 and August 1, 2035; however, holders of our CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. As a result, the CODES have been classified as a current liability at March 26, 2010. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our current and long-term debt at March 26, 2010.

Credit Ratings. Our credit ratings as of April 2010 are as follows:

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

Debt Covenants and Other Provisions. The Revolving Credit Facility, Senior Notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of March 26, 2010, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $120.17 of the then current conversion price (currently $100.14) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 3, 2010 was $95.34 per share.

Guarantees. The borrowings under the Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of our other indebtedness. The payment of principal and premium, if any, and interest on the senior subordinated notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ wholly-owned domestic subsidiaries that guarantee any of our other indebtedness. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of our other liabilities.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2010 First Quarter.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 26, 2010	1,381,372	$89.29	$123

At March 26, 2010, the remaining dollar value under the share repurchase program was $303 million.

From March 27, 2010 through May 3, 2010, L-3 Holdings repurchased 268,364 shares of its common stock at an average price of $94.42 per share for an aggregate amount of $25 million.

During the 2010 First Quarter, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividend:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 2, 2010	March 1, 2010	$0.40	March 15, 2010	$47

On April 27, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on June 15, 2010 to shareholders of record at the close of business on May 17, 2010.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 22 to our unaudited condensed consolidated financial statements contained in this quarterly report.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing initiative;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters, including those that are expected to be resolved by jury trials, which are inherently risky and for which outcomes are difficult to predict;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	outcome of matters relating to the Foreign Corrupt Practices Act (FCPA);

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increases in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2010 First Quarter. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 26, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2010. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 26, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that is registered pursuant to Section 12 of the Exchange Act during the 2010 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
				(in millions)

January 1 — January 31, 2010	193,405	$87.76	193,405	$409
February 1 — February 28, 2010	605,277	$86.64	605,277	$357
March 1 — March 26, 2010	582,690	$92.55	582,690	$303

Total	1,381,372	$89.29	1,381,372

(1)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. All purchases of shares described in the table above were made pursuant to the new share repurchase program.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

By:	/s/ Ralph G. D’Ambrosio

Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2010

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009).
4.3	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.5	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.7	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.8	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.10 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).

Exhibit
No.		Description of Exhibits

4.9		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.10		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.11		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.12		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.13		Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
*10	.1	L-3 Communications Holdings, Inc. Amended and Restated 2008 Long Term Performance Plan
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of March 26, 2010 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.