Form 10-Q
period 2010-06-25
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2010-08-02
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). ☑ Yes     ☐ No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No

There were 114,470,072 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 29, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 25, 2010

		Page
		No.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 25, 2010 (Unaudited) and December 31, 2009	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and First Half periods ended June 25, 2010 and June 26, 2009	2
	Unaudited Condensed Consolidated Statements of Equity for the First Half periods ended June 25, 2010 and June 26, 2009	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the First Half periods ended June 25, 2010 and June 26, 2009	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4.	Controls and Procedures	40
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	41
ITEM 1A.	Risk Factors	41
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	(Removed and Reserved)	41
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	42
Signature		43
EX-4.1
EX-12
EX-31.1
EX-31.2
EX-32
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 25,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,023	$1,016
Billed receivables, net of allowances of $35 in 2010 and $32 in 2009	1,298	1,149
Contracts in process	2,545	2,395
Inventories	290	258
Deferred income taxes	200	247
Other current assets	138	123

Total current assets	5,494	5,188

Property, plant and equipment, net	893	854
Goodwill	8,576	8,190
Identifiable intangible assets	471	377
Deferred debt issue costs	47	47
Other assets	208	194

Total assets	$15,689	$14,850

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,086	$—
Accounts payable, trade	459	447
Accrued employment costs	687	642
Accrued expenses	598	537
Advance payments and billings in excess of costs incurred	493	512
Income taxes	61	10
Other current liabilities	346	371

Total current liabilities	3,730	2,519

Pension and postretirement benefits	819	817
Deferred income taxes	351	272
Other liabilities	424	470
Long-term debt	3,439	4,112

Total liabilities	8,763	8,190

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 114,834,828 shares outstanding at June 25, 2010 and 115,353,546 shares outstanding at December 31, 2009 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,657	4,449
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 23,928,293 shares at June 25, 2010 and 21,040,541 shares at December 31, 2009	(2,078)	(1,824)
Retained earnings	4,463	4,108
Accumulated other comprehensive loss	(209)	(166)

Total L-3 shareholders’ equity	6,833	6,567
Noncontrolling interests	93	93

Total equity	6,926	6,660

Total liabilities and equity	$15,689	$14,850

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	June 25,	June 26,
	2010	2009

Net sales:
Products	$1,921	$1,884
Services	2,045	2,045

Total net sales	3,966	3,929

Cost of sales:
Products	1,674	1,690
Services	1,850	1,822

Total cost of sales	3,524	3,512

Operating income	442	417
Interest and other income, net	8	6
Interest expense	72	69
Debt retirement charge	13	—

Income before income taxes	365	354
Provision for income taxes	134	127

Net income	$231	$227
Less: Net income attributable to noncontrolling interests	3	2

Net income attributable to L-3	$228	$225
Less: Net income allocable to participating securities	1	2

Net income allocable to L-3 Holdings’ common shareholders	$227	$223

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$1.97	$1.91

Diluted	$1.95	$1.90

L-3 Holdings’ weighted average common shares outstanding:
Basic	115.4	116.5

Diluted	116.5	117.2

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	June 25,	June 26,
	2010	2009

Net sales:
Products	$3,635	$3,646
Services	3,955	3,919

Total net sales	7,590	7,565

Cost of sales:
Products	3,162	3,256
Services	3,576	3,516

Total cost of sales	6,738	6,772

Operating income	852	793
Interest and other income, net	12	9
Interest expense	136	135
Debt retirement charge	13	—

Income before income taxes	715	667
Provision for income taxes	262	239

Net income	$453	$428
Less: Net income attributable to noncontrolling interests	4	4

Net income attributable to L-3	$449	$424
Less: Net income allocable to participating securities	3	4

Net income allocable to L-3 Holdings’ common shareholders	$446	$420

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$3.85	$3.58

Diluted	$3.82	$3.56

L-3 Holdings’ weighted average common shares outstanding:
Basic	115.7	117.4

Diluted	116.7	118.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the first half ended June 25, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					449		4	453
Pension and postretirement benefit plans:
Net gain arising during the period						2		2
Amortization of net loss and prior service cost previously recognized, net of income taxes of $7						12		12
Foreign currency translation adjustment						(58)		(58)
Unrealized gains on hedging instruments, net of income taxes of $2						1		1

Total comprehensive income								410
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($0.80 per share)					(93)			(93)
Shares issued:
Employee savings plans	0.9		74					74
Exercise of stock options	0.9		60					60
Employee stock purchase plan	0.5		32					32
Stock-based compensation expense			42					42
Treasury stock purchased	(2.9)			(254)				(254)
Other			—		(1)			(1)

Balance at June 25, 2010	114.8	$1	$4,656	$(2,078)	$4.463	$(209)	$93	$6,926

For the first half ended June 26, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					424		4	428
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $10						15		15
Foreign currency translation adjustment						50		50
Unrealized loss on hedging instruments, net of income taxes of $1						(1)		(1)

Total comprehensive income								492
Distributions to noncontrolling interests							(3)	(3)
Cash dividends paid on common stock ($0.70 per share)					(84)			(84)
Recognition of non-controlling interest in consolidated subsidiary							8	8
Shares issued:
Employee savings plans	1.1		74					74
Exercise of stock options	0.1		4					4
Employee stock purchase plan	0.6		34					34
Stock-based compensation expense			35					35
Treasury stock purchased	(4.4)			(301)				(301)
Other			3					3

Balance at June 26, 2009	116.0	$1	$4,285	$(1,620)	$3,713	$(268)	$92	$6,203

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	June 25,	June 26,
	2010	2009

Operating activities:
Net income	$453	$428
Depreciation of property, plant and equipment	77	77
Amortization of intangibles and other assets	31	30
Deferred income tax provision	65	29
Stock-based employee compensation expense	42	35
Contributions to employee savings plans in L-3 Holdings’ common stock	74	74
Amortization of pension and postretirement benefit plans net loss and prior service cost	19	26
Amortization of bond discounts (included in interest expense)	12	11
Amortization of deferred debt issue costs (included in interest expense)	6	6
Other non-cash items	3	(3)

Subtotal	782	713

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	(139)	(83)
Contracts in process	(148)	(116)
Inventories	3	(9)
Accounts payable, trade	8	70
Accrued employment costs	45	(46)
Accrued expenses	66	(1)
Advance payments and billings in excess of costs incurred	(14)	(43)
Income taxes	30	21
Excess income tax benefits related to share-based payment arrangements	(6)	(1)
Other current liabilities	(25)	(8)
Pension and postretirement benefits	9	31
All other operating activities	(22)	—

Subtotal	(193)	(185)

Net cash from operating activities	589	528

Investing activities:
Business acquisitions, net of cash acquired	(616)	(82)
Capital expenditures	(64)	(86)
Dispositions of property, plant and equipment	1	6
Investments in equity investees	(9)	—

Net cash used in investing activities	(688)	(162)

Financing activities:
Proceeds from sale of senior notes	797	—
Redemption of senior subordinated notes	(400)	—
Common stock repurchased	(254)	(301)
Dividends paid on L-3 Holdings’ common stock	(93)	(84)
Proceeds from exercises of stock options	55	3
Proceeds from employee stock purchase plan	32	34
Debt issue costs	(7)	—
Excess income tax benefits related to share-based payment arrangements	6	1
Other financing activities	(4)	1

Net cash from (used in) financing activities	132	(346)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(26)	10

Net increase in cash and cash equivalents	7	30
Cash and cash equivalents, beginning of the period	1,016	867

Cash and cash equivalents, end of the period	$1,023	$897

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

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 25, 2010 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

During the quarter ended June 25, 2010, the Company made certain reclassifications between its Government Services and Electronic Systems reportable segments due to a re-alignment of a business unit in the Company’s management and organizational structure. See Note 21 for the prior period amounts reclassified between reportable segments.

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

2010 Business Acquisitions

On April 14, 2010, the Company acquired all of the outstanding stock of Insight Technology Incorporated (Insight), a manufacturer of mission critical night vision and electro-optical equipment, for a preliminary purchase price of $613 million. The purchase price was funded with cash on hand and is subject to adjustment based on the closing date actual net working capital. Additional consideration, if any, will be accounted for as goodwill. Based on the preliminary purchase price allocation, the amount of goodwill recognized was $422 million, which was assigned to the Electronic Systems reportable segment, of which $412 million is expected to be deductible for income tax purposes. The Company recognized $124 million, based on a preliminary estimate of fair value, for identifiable intangible assets, including technology and customer relationships, that are expected to be amortized over a weighted average useful life of 14 years. The final purchase price allocation is expected to be completed by the fourth quarter of 2010 and will be based on the final purchase price and final appraisals and other analyses of fair values for acquired assets and assumed

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the first half ended June 25, 2010 and the year ended December 31, 2009, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2009.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
	(in millions, except per share data)

Pro forma net sales	$3,973	$4,026	$7,661	$7,768
Pro forma net income attributable to L-3	$229	$235	$451	$440
Pro forma diluted EPS	$1.96	$1.98	$3.84	$3.69

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2009.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	June 25,	December 31,
	2010	2009
	(in millions)

Unbilled contract receivables, gross	$2,622	$2,373
Less: unliquidated progress payments	(878)	(700)

Unbilled contract receivables, net	1,744	1,673

Inventoried contract costs, gross	894	837
Less: unliquidated progress payments	(93)	(115)

Inventoried contract costs, net	801	722

Total contracts in process	$2,545	$2,395

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

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$84	$79	$77	$74
Add: Contract costs incurred(1)	342	333	655	641
Less: Amounts charged to cost of sales	(333)	(333)	(639)	(636)

Amounts included in inventoried contract costs at end of the period	$93	$79	$93	$79

(1)	Incurred costs include IRAD and B&P costs of $92 million for the quarter ended June 25, 2010, $79 million for the quarter ended June 26, 2009, $173 million for the first half ended June 25, 2010 and $155 million for the first half ended June 26, 2009.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
	(in millions)

Selling, general and administrative expenses	$69	$60	$132	$126
Research and development expenses	20	18	32	33

Total	$89	$78	$164	$159

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	June 25,	December 31,
	2010	2009
	(in millions)

Raw materials, components and sub-assemblies	$114	$92
Work in process	127	129
Finished goods	49	37

Total	$290	$258

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

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
			(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisition(1)	—	—	—	422	422
Foreign currency translation adjustments(2)	(4)	(1)	2	(33)	(36)
Segment reclassification(3)	—	(43)	—	43	—

Balance at June 25, 2010	$866	$2,276	$1,160	$4,274	$8,576

(1)	Represents acquisition of Insight. For further discussion regarding business acquisitions, see Note 4.

(2)	The net decrease in goodwill from foreign currency translation adjustments is primarily due to the strengthening of the U.S. dollar against the Euro in the first half ended June 25, 2010.

(3)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified from the Government Services reportable segment to the Electronic Systems reportable segment during the quarter ended June 25, 2010.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	June 25, 2010				December 31, 2009
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)			(in millions)

Customer contractual relationships	22	$584	$182	$402	$515	$163	$352
Technology	10	120	65	55	78	58	20
Other	11	23	9	14	14	9	5

Total	20	$727	$256	$471	$607	$230	$377

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
		(in millions)

Amortization expense	$14	$13	$27	$26

Based on gross carrying amounts at June 25, 2010, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2010 through 2014 are presented in the table below.

	Year Ending December 31,
	2010	2011	2012	2013	2014
	(in millions)

Estimated amortization expense	$65	$67	$57	$45	$43

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 25,	December 31,
	2010	2009
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$6	$2
Accrued product warranty costs	86	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	78	81
Accrued interest	63	76
Deferred revenues	29	28
Aggregate purchase price payable for acquired businesses	—	4
Other	84	90

Total other current liabilities	$346	$371

The table below presents the components of other liabilities.

	June 25,	December 31,
	2010	2009
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$195	$232
Deferred compensation	78	83
Accrued workers’ compensation	54	46
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	8	9
Unfavorable lease obligations	4	6
Other	75	84

Total other liabilities	$424	$470

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 25,	June 26,
	2010	2009
	(in millions)

Accrued product warranty costs: (1)
Balance at January 1	$99	$102
Acquisitions during the period	1	—
Accruals for product warranties issued during the period	28	22
Foreign currency translation adjustments	(3)	1
Settlements made during the period	(31)	(27)

Balance at end of period	$94	$98

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both long-term and short-term amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	June 25,	December 31,
	2010	2009
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	—
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	—	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	700	700

Principal amount of long-term debt	4,550	4,150
Less: Unamortized discounts	(25)	(38)

Carrying amount of long-term debt	4,525	4,112
Less: Current portion of long-term debt(3)	(1,086)	—

Carrying amount of long-term debt, excluding current portion	$3,439	$4,112

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, allows for total aggregate borrowings of up to $1 billion. At June 25, 2010, available borrowings under the Revolving Credit Facility were $967 million after reductions for outstanding letters of credit of $33 million.

(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $118.73) of the then current conversion price ($98.94 as of May 14, 2010) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $98.94, the aggregate consideration to be delivered upon conversion would be determined based on 7.1 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on July 29, 2010 was $73.55 per share. The effective interest rate on the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $11 million for the second quarter ended June 25, 2010, $10 million for the second quarter ended June 26, 2009, $21 million for the first half ended June 25, 2010, and $20 million for the first half ended June 26, 2009. The following table provides additional information about the Company’s CODES:

	June 25,	December 31,
	2010	2009
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$13	$24
Net carrying amount of liability component	$687	$676

(3)	The current portion of long-term debt at June 25, 2010 includes: (1) L-3 Holdings’ $700 million CODES, as the holders of the CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011, and (2) L-3 Communications’ $400 million 6 1/8% Senior Subordinated Notes due 2013, which were redeemed on July 15, 2010.

On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2020 Senior Notes is 4.79%.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2011. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ aggregate $800 million 6 1/8% Senior Subordinated Notes due 2014 (2014 Notes) and 2013 (2013 Notes) on June 21 and July 15, 2010, respectively. In connection with the redemption of the 2014 Notes, the Company recorded a debt retirement charge of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the second quarter ended June 25, 2010. The Company will record a $5 million ($3 million after income tax, or $0.02 per diluted share) debt retirement charge during the third quarter of 2010 related to the redemption of the 2013 Notes.

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
		(in millions)

Net income	$231	$227	$453	$428
Other comprehensive income (loss):
Foreign currency translation adjustments	(39)	62	(58)	50
Unrealized (losses) gains on hedging instruments(1)	(2)	(1)	1	(1)
Net gain from pension and postretirement benefit plans arising during the period	—	—	2	—
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	6	8	12	15

Total comprehensive income	196	296	410	492
Less: Comprehensive income attributable to noncontrolling interests	3	2	4	4

Comprehensive income attributable to L-3	$193	$294	$406	$488

(1)	Amounts are net of income taxes of $1 million for the quarterly period ended June 26, 2009 and $2 million and $1 million for the first half periods ended June 25, 2010 and June 26, 2009, respectively.

(2)	Amounts are net of income taxes of $3 million and $5 million for the quarterly periods ended June 25, 2010 and June 26, 2009, respectively, and $7 million and $10 million for the first half periods ended June 25, 2010 and June 26, 2009, respectively. See Note 18.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitation for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2008 are open as of June 25, 2010. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax return audits currently in process. As a result of filing an IRS tax accounting method change regarding compensation expense during the first half period ended June 25, 2010, the Company decreased both its unrecognized tax benefits and its current deferred tax assets by $48 million. As of June 25, 2010, the Company anticipates that unrecognized tax benefits will decrease by approximately $22 million over the next 12 months.

Current and non-current income taxes payable include accrued interest of $18 million ($11 million after income taxes) at June 25, 2010 and $23 million ($14 million after income taxes) at December 31, 2009, and penalties of $10 million at June 25, 2010 and $9 million at December 31, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
	(in millions, except per share data)

Reconciliation of net income:
Net income	$231	$227	$453	$428
Net income attributable to noncontrolling interests	(3)	(2)	(4)	(4)
Net income allocable to participating securities	(1)	(2)	(3)	(4)

Net income allocable to L-3 Holdings’ common shareholders	$227	$223	$446	$420

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	115.4	116.5	115.7	117.4

Basic earnings per share:
Net income	$1.97	$1.91	$3.85	$3.58

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	115.4	116.5	115.7	117.4
Assumed exercise of stock options	3.2	3.5	3.4	3.5
Unvested restricted stock awards	1.4	0.1	1.2	0.1
Employee stock purchase plan contributions	0.5	0.6	0.5	0.6
Performance unit awards	—	0.1	0.1	—
Assumed purchase of common shares for treasury	(4.0)	(3.6)	(4.2)	(3.6)
Assumed conversion of the CODES	— (1)	— (1)	— (1)	—(1)

Common and potential common shares	116.5	117.2	116.7	118.0

Diluted earnings per share:
Net income	$1.95	$1.90	$3.82	$3.56

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter or first half periods ended June 25, 2010 or June 26, 2009, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of May 14, 2010 the conversion price was $98.94.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.6 million and 2.4 million for the quarter and first half ended June 25, 2010, respectively, and 2.8 million for both the quarter and first half ended June 26, 2009 because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At June 25, 2010, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on November 24, 2008 was $172 million. On July 14, 2010, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

From June 26, 2010 through July 29, 2010, L-3 Holdings repurchased 1,043,286 shares of its common stock at an average price of $71.89 per share for an aggregate amount of $75 million.

On July 13, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on September 15, 2010 to shareholders of record at the close of business on August 17, 2010.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	June 25, 2010			December 31, 2009
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
			(in millions)

Assets
Cash equivalents	$788	$—	$—	$891	$—	$—
Derivatives (foreign currency forward contracts)	—	22	—	—	16	—

Total Assets	$788	$22	$—	$891	$16	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$12	$—	$—	$10	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

At June 25, 2010 and December 31, 2009, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the senior notes, senior subordinated notes and CODES are based on quoted prices for these securities, except for the fair value of the 2013 Notes, which is based on the redemption price. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	June 25, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in millions)

Senior notes	$1,794	$1,845	$996	$995
Senior subordinated notes	2,044	2,042	2,440	2,461
CODES	687	700	676	736
Foreign currency forward contracts(1)	10	10	6	6

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

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

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 25, 2010:

Currency	Notional Amount
(in millions)

U.S. dollar	$107
Canadian dollar	92
British pound	73
Euro	34
Other	6

Total	$312

At June 25, 2010, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	June 25, 2010				December 31, 2009
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
				(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6	$12	$6	$2	$6	$7	$4	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3	1	4	—	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$9	$13	$10	$2	$8	$8	$7	$3

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarter and first half periods ended June 25, 2010 and June 26, 2009. At June 25, 2010, the estimated net existing loss that is expected to be reclassified into income within the next 12 months is less than $1 million.

17.	Commitments and Contingencies

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including those specified below, from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

The Company is also subject to and is involved in litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 25, 2010, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

government investigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the matters discussed below unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, these matters are inherently unpredictable, including those that are expected to be resolved with jury trials, for which outcomes are difficult to predict. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

SSPD Investigation.  On June 4, 2010, the Company received notice that Integrated Systems’ Special Support Programs Division (L-3 SSPD, formerly known as L-3 Joint Operations Group or JOG) had been temporarily suspended from receiving new contracts or orders from U.S. Government agencies in connection with a governmental investigation into allegations that L-3 SSPD had inappropriately monitored e-mail messages on a Special Operations Forces Support Authority (SOFSA) computer network

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

administered by L-3 SSPD. On July 27, 2010, the Company and the U.S. Air Force entered into an administrative agreement under which the Air Force lifted the temporary suspension and L-3 agreed, among other things, to provide periodic reporting to the Air Force regarding its ethics and compliance programs and not to protest the award of the follow-on SOFSA contract to a competitor. Although the governmental investigation is ongoing, evidence in the record to date suggests that government emails were not intentionally collected and were not reviewed, opened, or used by L-3.

Derivative Action.  On July 15, 2010, a stockholder derivative complaint was filed in the Supreme Court of the State of New York, New York County, against the Company’s directors and also against the Company as a nominal defendant. The complaint asserts, among other things, breaches of fiduciary duty and unjust enrichment based on allegations that the Company’s directors acquiesced in, or failed to prevent, the purported inappropriate conduct at issue in the SSPD Investigation matter described above. The complaint seeks, among other things, monetary damages, equitable relief and an award of fees and expenses.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. On

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented. Accordingly, ACSS filed an appeal of this ruling on April 27, 2010. The plaintiffs also filed an appeal of this ruling on the same date.

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

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009	2010	2009	2010	2009
				(in millions)

Components of net periodic benefit cost:
Service cost	$25	$23	$49	$45	$2	$1	$3	$2
Interest cost	30	28	60	55	3	3	6	6
Expected return on plan assets	(28)	(23)	(56)	(45)	(1)	—	(1)	(1)
Amortization of prior service costs (credits)	1	1	2	2	(1)	—	(2)	(1)
Amortization of net losses (gains)	9	13	19	26	—	(1)	—	(1)
Curtailment loss (gain)	—	—	—	1	(2)	—	(2)	—

Net periodic benefit cost	$37	$42	$74	$84	$1	$3	$4	$5

Contributions. For the year ending December 31, 2010, the Company currently expects to contribute cash of approximately $140 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $44 million to its pension plans and $5 million to its postretirement benefit plans during the first half ended June 25, 2010.

19.	Employee Stock-Based Compensation

During the first half ended June 25, 2010, the Company granted stock-based compensation awards under the 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 555,363 stock options with an exercise price equal to the fair market value of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The weighted average grant date fair value for the options awarded was $18.41 and was

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for options granted during the first half ended June 25, 2010 are presented in the table below:

Expected holding period (in years)	4.7
Expected volatility	26.2%
Expected dividend yield	2.2%
Risk-free interest rate	2.3%

Restricted Stock Units. The Company granted 603,020 restricted stock units with a weighted average grant date fair value of $90.24 per share. These units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 69,918 performance units with a weighted average grant date fair value per unit of $103.71. The payout for these units is based on the achievement of pre-determined performance goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2012. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock and/or an amount of cash based on the then existing closing price at the end of the performance period.

On April 27, 2010, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP. The principal purpose of the amendment was to increase the number of shares authorized for issuance under the 2008 LTPP to approximately 12.2 million shares, except that each share of L-3 Holdings’ common stock issued under a “full value” award (awards other than stock options or stock appreciation rights) will be counted as 2.6 shares for purposes of this share limit.

20.	Supplemental Cash Flow Information

	First Half Ended
	June 25,	June 26,
	2010	2009
	(in millions)

Interest paid on outstanding debt	$130	$123
Income tax payments	171	191
Income tax refunds	5	2

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009(1)	2010	2009(1)
		(in millions)

Net Sales:
C3ISR	$832	$771	$1,637	$1,486
Government Services	1,007	1,053	1,937	2,045
AM&M	823	729	1,542	1,401
Electronic Systems	1,420	1,452	2,699	2,753
Elimination of intercompany sales	(116)	(76)	(225)	(120)

Consolidated total	$3,966	$3,929	$7,590	$7,565

Operating Income:
C3ISR	$101	$95	$207	$173
Government Services	84	101	161	191
AM&M	58	51	118	117
Electronic Systems	199	170	366	312

Consolidated total	$442	$417	$852	$793

Depreciation and amortization:
C3ISR	$7	$11	$21	$21
Government Services	9	9	19	19
AM&M	4	5	9	10
Electronic Systems	32	29	59	57

Consolidated total	$52	$54	$108	$107

	June 25,	December 31,
	2010	2009 (1)
	(in millions)

Total Assets:
C3ISR	$1,955	$1,875
Government Services	3,395	3,285
AM&M	1,990	1,914
Electronic Systems	7,348	6,599
Corporate	1,001	1,177

Consolidated total	$15,689	$14,850

(1)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, sales of $17 million and $32 million and operating income of less than $1 million and $1 million were reclassified from the Government Service reportable segment to the Electronic Systems reportable segment for the quarter and first half ended June 26, 2009. At December 31, 2009, $48 million of assets were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment.

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
	(in millions)

Condensed Combining Balance Sheets:
At June 25, 2010:
Current assets:
Cash and cash equivalents	$—	$667	$3	$439	$(86)	$1,023
Billed receivables, net	—	286	771	241	—	1,298
Contracts in process	—	765	1,546	234	—	2,545
Other current assets	—	289	161	178	—	628

Total current assets	—	2,007	2,481	1,092	(86)	5,494
Goodwill	—	1,219	5,831	1,526	—	8,576
Other assets	2	471	779	369	(2)	1,619
Investment in and amounts due from consolidated subsidiaries	7,518	9,699	2,132	—	(19,349)	—

Total assets	$7,520	$13,396	$11,223	$2,987	$(19,437)	$15,689

Current portion of long-term debt	$687	$1,086	$—	$—	$(687)	$1,086
Other current liabilities	—	760	1,372	598	(86)	2,644
Amounts due to consolidated subsidiaries	—	—	—	418	(418)	—
Other long-term liabilities	—	1,278	236	80	—	1,594
Long-term debt	—	3,439	—	—	—	3,439

Total liabilities	687	6,563	1,608	1,096	(1,191)	8,763

L-3 shareholders’ equity	6,833	6,833	9,615	1,891	(18,339)	6,833
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,833	6,833	9,615	1,891	(18,246)	6,926

Total liabilities and equity	$7,520	$13,396	$11,223	$2,987	$(19,437)	$15,689

At December 31, 2009:
Current assets:
Cash and cash equivalents	$—	$797	$4	$364	$(149)	$1,016
Billed receivables, net	—	321	629	199	—	1,149
Contracts in process	—	616	1,538	241	—	2,395
Other current assets	—	334	164	130	—	628

Total current assets	—	2,068	2,335	934	(149)	5,188
Goodwill	—	1,190	5,828	1,172	—	8,190
Other assets	3	485	810	177	(3)	1,472
Investment in and amounts due from consolidated subsidiaries	7,240	8,916	1,949	—	(18,105)	—

Total assets	$7,243	$12,659	$10,922	$2,283	$(18,257)	$14,850

Current liabilities	$—	$737	$1,343	$588	$(149)	$2,519
Amounts due to consolidated subsidiaries	—	—	—	260	(260)	—
Other long-term liabilities	—	1,243	226	90	—	1,559
Long-term debt	676	4,112	—	—	(676)	4,112

Total liabilities	676	6,092	1,569	938	(1,085)	8,190

L-3 shareholders’ equity	6,567	6,567	9,353	1,345	(17,265)	6,567
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,567	6,567	9,353	1,345	(17,172)	6,660

Total liabilities and equity	$7,243	$12,659	$10,922	$2,283	$(18,257)	$14,850

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended June 25, 2010:
Net sales	$—	$842	$2,622	$587	$(85)	$3,966
Cost of sales	23	721	2,382	507	(109)	3,524

Operating (loss) income	(23)	121	240	80	24	442
Interest and other income, net	—	31	5	1	(29)	8
Interest expense	12	70	28	2	(40)	72
Debt retirement charge	—	13	—	—	—	13

(Loss) income before income taxes	(35)	69	217	79	35	365
(Benefit) provision for income taxes	(13)	26	79	29	13	134
Equity in net income of consolidated subsidiaries	250	185	—	—	(435)	—

Net income	228	228	138	50	(413)	231
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$228	$228	$138	$50	$(416)	$228

For the quarter ended June 26, 2009:
Net sales	$—	$893	$2,588	$485	$(37)	$3,929
Cost of sales	18	788	2,325	436	(55)	3,512

Operating (loss) income	(18)	105	263	49	18	417
Interest and other income, net	—	33	1	1	(29)	6
Interest expense	11	68	28	2	(40)	69

(Loss) income before income taxes	(29)	70	236	48	29	354
(Benefit) provision for income taxes	(10)	24	86	17	10	127
Equity in net income of consolidated subsidiaries	244	179	—	—	(423)	—

Net income	225	225	150	31	(404)	227
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$225	$225	$150	$31	$(406)	$225

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the first half ended June 25, 2010:
Net sales	$—	$1,639	$5,012	$1,079	$(140)	$7,590
Cost of sales	42	1,390	4,546	942	(182)	6,738

Operating (loss) income	(42)	249	466	137	42	852
Interest and other income, net	—	63	5	1	(57)	12
Interest expense	23	134	56	3	(80)	136
Debt retirement charge	—	13	—	—	—	13

(Loss) income before income taxes	(65)	165	415	135	65	715
(Benefit) provision for income taxes	(24)	61	152	49	24	262
Equity in net income of consolidated subsidiaries	490	345	—	—	(835)	—

Net income	449	449	263	86	(794)	453
Net income attributable to noncontrolling interests	—	—	—	—	4	4

Net income attributable to L-3	$449	$449	$263	$86	$(798)	$449

For the first half ended June 26, 2009:
Net sales	$—	$1,687	$5,032	$910	$(64)	$7,565
Cost of sales	35	1,485	4,536	815	(99)	6,772

Operating (loss) income	(35)	202	496	95	35	793
Interest and other income, net	—	63	1	2	(57)	9
Interest expense	22	134	55	3	(79)	135

(Loss) income before income taxes	(57)	131	442	94	57	667
(Benefit) provision for income taxes	(20)	44	161	34	20	239
Equity in net income of consolidated subsidiaries	461	337	—	—	(798)	—

Net income	424	424	281	60	(761)	428
Net income attributable to noncontrolling interests	—	—	—	—	4	4

Net income attributable to L-3	$424	$424	$281	$60	$(765)	$424

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the first half ended June 25, 2010:
Operating activities:
Net cash from operating activities	$347	$53	$431	$105	$(347)	$589

Investing activities:
Business acquisitions, net of cash acquired	—	(616)	—	—	—	(616)
Other investing activities	(83)	(23)	(43)	(6)	83	(72)

Net cash used in investing activities	(83)	(639)	(43)	(6)	83	(688)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(400)	—	—	—	(400)
Common stock repurchased	(254)	—	—	—	—	(254)
Other financing activities	(10)	59	(389)	2	327	(11)

Net cash (used in) from financing activities	(264)	456	(389)	2	327	132

Effect of foreign currency exchange rate changes on cash	—	—	—	(26)	—	(26)

Net (decrease) increase in cash	—	(130)	(1)	75	63	7
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$667	$3	$439	$(86)	$1,023

For the first half ended June 26, 2009:

Operating activities:
Net cash from operating activities	$384	$—	$423	$105	$(384)	$528

Investing activities:
Business acquisitions, net of cash acquired	—	(82)	—	—	—	(82)
Other investing activities	(35)	(22)	(55)	(3)	35	(80)

Net cash used in investing activities	(35)	(104)	(55)	(3)	35	(162)

Financing activities:
Common stock repurchased	(301)	—	—	—	—	(301)
Other financing activities	(48)	(13)	(295)	(38)	349	(45)

Net cash used in financing activities	(349)	(13)	(295)	(38)	349	(346)

Effect of foreign currency exchange rate changes on cash	—	—	—	10	—	10

Net (decrease) increase in cash	—	(117)	73	74	—	30
Cash and cash equivalents, beginning of the period	—	720	(81)	228	—	867

Cash and cash equivalents, end of the period	$—	$603	$(8)	$302	$—	$897

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

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 28 - 29
Key Performance Measures	Pages 29 - 30
Business Acquisitions and Business and Product Line Dispositions	Page 30
Results of Operations (includes business segments)	Pages 30 - 34
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Page 35
Balance Sheet	Pages 35 - 36
Statement of Cash Flows	Pages 36 - 38
Legal Proceedings and Contingencies	Page 38

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

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies, services, and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investments. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales.

Sales Growth. Sales growth for the year ended December 31, 2009 was 5%, comprised of organic sales growth of 4%, and sales growth from business acquisitions, net of divestitures, of 1%. For the quarter ended June 25, 2010 (2010 Second Quarter), consolidated net sales of $3,966 million increased by 0.9%, comprised of sales growth from acquisitions of $51 million or 1.3%, partially offset by an organic sales decline of 0.4%, compared to the quarter ended June 26, 2009 (2009 Second Quarter). For the first half ended June 25, 2010 (2010 First Half), consolidated net sales of $7,590 million increased by 0.3%, comprised of sales growth from acquisitions of $67 million or 0.9%, partially offset by an organic sales decline of 0.6%, compared to the first half ended June 26, 2009 (2009 First Half). Currently, we expect 2010 sales growth to be in the low single digits.

For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales was the Special Operations Forces Support Activity (SOFSA) contract, which generated approximately 3% of our sales. On June 21, 2010, SOFSA unexpectedly announced that the SOFSA follow-on contract was awarded to another contractor. The transition to the successor contractor began immediately for a period of 120 days and is expected to end in October 2010. We had previously expected, based on communication from the SOFSA customer, that an amended solicitation for the follow-on contract was to have been released in June 2010 with an award by January 2011. See Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion.

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

We expect to continue to generate modest annual increases in operating margin as we expect to grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to continue to expand our operating margin on an annual basis. In addition, business acquisitions and new business, including contract renewals and new contracts, could result in decreased operating margins if their margins are lower than L-3’s operating margin on existing business and contracts. Our business objectives include growing earnings per common share and net cash from operating activities. Improving operating margins is one method for achieving these goals, but it is not the only one.

Other Events

Debt Issuance and Repayments. On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ aggregate $800 million of 6 1/8% Senior Subordinated Notes due 2014 (2014 Notes) and 2013 (2013 Notes). In connection with the redemption of the 2014 Notes, we recorded a debt retirement charge of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the 2010 Second Quarter. We will record a $5 million ($3 million after income tax, or $0.02 per diluted share) debt retirement charge in the third quarter of 2010 related to the redemption of the 2013 Notes on July 15, 2010. See “Liquidity and Capital Resources — Debt” on page 37 for a further discussion.

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2009. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the acquisition of Insight Technology Incorporated (Insight) on April 14, 2010. During the 2010 First Half, we used $616 million of cash primarily to acquire Insight. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a discussion of our 2009 business acquisitions, and Note 4 to our unaudited condensed consolidated financial statements, included in this report, for a discussion of the Insight acquisition.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2010 Second Quarter compared with the 2009 Second Quarter and the 2010 First Half compared with the 2009 First Half.

	Second Quarter Ended				First Half Ended
	June 25,	June 26,	Increase/		June 25,	June 26,	Increase/
(in millions, except per share data)	2010	2009	(decrease)		2010	2009	(decrease)

Net sales	$3,966	$3,929	$37		$7,590	$7,565	$25
Operating income	$442	$417	$25		$852	$793	$59
Operating margin	11.1%	10.6%	50	bpts	11.2%	10.5%	70	bpts
Net interest expense and other income	$77	$63	$14		$137	$126	$11
Effective income tax rate	36.7%	35.9%	80	bpts	36.6%	35.8%	80	bpts
Net income attributable to L-3	$228	$225	$3		$449	$424	$25
Diluted earnings per share	$1.95	$1.90	$0.05		$3.82	$3.56	$0.26
Diluted weighted average common shares outstanding	116.5	117.2	(0.7)		116.7	118.0	(1.3)

Net Sales: For the 2010 Second Quarter, consolidated net sales increased 1% compared to the 2009 Second Quarter. Sales growth from the Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) and the Aircraft Modernization and Maintenance (AM&M) reportable segments was partially offset by lower sales from the Government Services and Electronic Systems reportable segments. Net sales from acquired businesses were $51 million in the 2010 Second Quarter, Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems reportable segment, were $2,045 million for the 2010 and 2009 Second Quarters, representing approximately 52% of consolidated net sales for those periods. Service sales increased due primarily to organic sales growth in ISR systems, information technology (IT) support services for the U.S. Special Operations Forces (SOF), and system field support services for U.S. Army rotary wing training aircraft, which were fully offset by reduced subcontractor pass-through sales for systems and software engineering and sustainment (SSES) services, a decrease for Iraq support, including linguist and intelligence support services, and lower volume for contract field services and the SOFSA contract. Sales from products, which primarily includes products from our C3ISR and Electronic Systems reportable segments, increased by $37 million to $1,921 million for the 2010 Second Quarter, compared to $1,884 million for the 2009 Second Quarter, representing approximately 48% of consolidated net sales for both periods. The increase was primarily due to organic sales growth in aircraft modernization, networked communications, EO/IR, and security & detection, and sales from the Insight acquired business. These increases were partially offset by decreases for combat propulsion systems, commercial shipbuilding products, displays and training & simulation.

For the 2010 First Half, consolidated net sales increased slightly compared to the 2009 First Half. Sales growth from the C3ISR and AM&M reportable segments was substantially offset by lower sales from the Government Services and Electronic Systems reportable segments. The increase in net sales from acquired businesses was $67 million in the 2010 First Half. Sales from services increased by $36 million to $3,955 million for the 2010 First Half, compared to $3,919 million for the 2009 First Half, representing approximately 52% of consolidated net sales for both periods. Service sales increased primarily due to organic sales growth in ISR systems, logistics, training and law enforcement services for the U.S. Army, system field support services for U.S. Army rotary wing training aircraft, and IT support services for SOF. These increases were partially offset by reduced subcontractor pass-through sales for SSES services, a decrease for Iraq support and lower volume for contract field services and the SOFSA contract. Sales from products decreased by $11 million to $3,635 million for the 2010 First Half, compared to $3,646 million for the 2009 First Half, representing approximately 48% of consolidated net sales for both periods. The decrease in product sales was primarily due to decreases for combat propulsion systems, commercial shipbuilding products, precision engagement and displays. These decreases were partially offset by organic sales growth for aircraft modernization, EO/IR, microwave, and networked communications and sales from the Insight acquired business. See the reportable segment results below for additional discussion of our sales results.

Operating income and operating margin: The 2010 Second Quarter operating income increased by 6% compared to the 2009 Second Quarter. Operating margin increased to 11.1% for the 2010 Second Quarter from 10.6% for the 2009 Second Quarter. The operating margin increase was driven by improved contract performance and favorable sales mix for businesses in the Electronic Systems reportable segment. In addition, lower pension expense of $4 million ($3 million after income taxes, or $0.03 per diluted share) increased operating margin by 10 basis points. These increases were partially offset by lower operating margins in the Government Services reportable segment.

The 2010 First Half operating income increased by 7% compared to the 2009 First Half. Operating margin increased to 11.2% for the 2010 First Half from 10.5% for the 2009 First Half. The operating margin increase was driven by improved contract performance and favorable sales mix for businesses in the C3ISR and Electronic Systems reportable segments. In addition, lower pension expense of $9 million ($6 million after income taxes, or $0.05 per diluted share) increased operating margin by 10 basis points. These increases were partially offset by lower operating margins in the Government Services reportable segment. See the reportable segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income increased by $14 million for the 2010 Second Quarter compared to the same period last year. The increase was primarily due to a debt retirement charge of $13 million related to our redemption of the 2014 Notes and approximately $3 million ($2 million after income taxes, or $0.02 per diluted share) related to overlapping debt prior to the redemption of the outstanding 2013 and 2014 Notes. These increases were partially offset by increased income from investments accounted for using the equity method.

Net interest expense and other income for the 2010 First Half increased by $11 million compared to the same period last year primarily due to the debt retirement charge related to our redemption of the 2014 Notes and interest expense related to overlapping debt. These increases were partially offset by increased income from investments accounted for using the equity method.

Effective income tax rate: The effective tax rate for both the 2010 Second Quarter and 2010 First Half increased by 80 basis points compared to the same respective periods last year, primarily due to the expiration of the U.S. Federal research and experimentation tax credit as of December 31, 2009. In addition, the 2010 First Half includes a tax provision of $5 million, or $0.04 per diluted share, related to the U.S. Federal Patient Protection and Affordable Care Act, which changed the tax treatment for certain retiree prescription drug benefits.

Diluted earnings per share and net income attributable to L-3: L-3 Holdings’ diluted earnings per share (diluted EPS) increased by $0.05, or 3%, to $1.95 for the 2010 Second Quarter from $1.90 for the 2009 Second Quarter, and net income attributable to L-3 increased by $3 million, or 1%, to $228 million from $225 million for the same periods.

L-3 Holdings’ diluted EPS increased by $0.26, or 7%, to $3.82 for the 2010 First Half from $3.56 for the 2009 First Half, and net income attributable to L-3 increased by $25 million, or 6%, to $449 million from $424 million for the same periods.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2010 Second Quarter and 2010 Second Half decreased by 0.7 million and 1.3 million shares, respectively. The decrease in both periods was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Second Quarter Ended		First Half Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009(1)	2010	2009(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$814.3	$761.4	$1,602.3	$1,471.5
Government Services	1,005.6	1,052.0	1,933.6	2,041.7
AM&M	760.2	695.3	1,412.3	1,358.8
Electronic Systems	1,386.0	1,420.7	2,641.6	2,693.1

Consolidated net sales	$3,966.1	$3,929.4	$7,589.8	$7,565.1

Operating income:
C3ISR	$101.5	$95.1	$207.3	$173.3
Government Services	84.2	100.5	160.7	190.8
AM&M	57.9	51.0	117.4	116.8
Electronic Systems	198.2	170.3	366.1	311.9

Consolidated operating income	$441.8	$416.9	$851.5	$792.8

Operating margin:
C3ISR	12.5%	12.5%	12.9%	11.8%
Government Services	8.4%	9.6%	8.3%	9.3%
AM&M	7.6%	7.3%	8.3%	8.6%
Electronic Systems	14.3%	12.0%	13.9%	11.6%
Consolidated operating margin	11.1%	10.6%	11.2%	10.5%

(1)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $17 million and $32 million and operating income of less than $1 million and $1 million were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment for the 2009 Second Quarter and 2009 First Half. At December 31, 2009, $48 million of assets were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Second Quarter Ended				First Half Ended
	June 25,	June 26,			June 25,	June 26,
	2010	2009	Increase		2010	2009	Increase
			(dollars in millions)

Net sales	$814.3	$761.4	$52.9		$1,602.3	$1,471.5	$130.8
Operating income	101.5	95.1	6.4		207.3	173.3	34.0
Operating margin	12.5%	12.5%	—	bpts	12.9%	11.8%	110	bpts

Second Quarter: C3ISR net sales for the 2010 Second Quarter increased by 7% compared to the 2009 Second Quarter, primarily due to increased demand and new business from the DoD for airborne ISR systems and services and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2010 Second Quarter increased by 7% compared to the 2009 Second Quarter. Operating margin remained the same as compared to the 2009 Second Quarter. Higher sales volumes and improved contract performance for networked communications systems increased operating margin by 60 basis points and lower pension expense of $2 million increased operating margin by 30 basis points. These increases were fully offset by lower margin sales mix, primarily related to higher sales for logistics support services for airborne ISR platforms.

First Half: C3ISR net sales for the 2010 First Half increased by 9% compared to the 2009 First Half, primarily due to increased demand and new business from the DoD for airborne ISR systems and services and networked communications systems for manned and unmanned platforms and from foreign ministries of defense for force protection products.

C3ISR operating income for the 2010 First Half increased by 20% compared to the 2009 First Half. Operating margin increased by 110 basis points. Higher sales volume and improved contract performance increased operating margin by 90 basis points. In addition, lower pension expense of $4 million increased operating margin by 20 basis points.

Government Services

	Second Quarter Ended				First Half Ended
	June 25,	June 26,			June 25,	June 26,
	2010	2009	Decrease		2010	2009	Decrease
	(dollars in millions)

Net sales	$1,005.6	$1,052.0	$(46.4)		$1,933.6	$2,041.7	$(108.1)
Operating income	84.2	100.5	(16.3)		160.7	190.8	(30.1)
Operating margin	8.4%	9.6%	(120)	bpts	8.3%	9.3%	(100)	bpts

Second Quarter: Government Services net sales for the 2010 Second Quarter decreased by 4% compared to the 2009 Second Quarter. The decrease was primarily due to: (1) reduced subcontractor pass-through sales volume of $41 million related to task order renewals for U.S. Army SSES services that migrated to a contract where L-3 is not a prime contractor, and (2) lower sales volume of $29 million related to Iraq support, including linguist and intelligence support services. These decreases were partially offset by $23 million of higher sales primarily for logistics, training and law enforcement support services for the U.S. Army due to higher volume on new and existing contracts, and information technology support services for SOF. The increase in net sales from acquired businesses was $1 million.

Government Services operating income for the 2010 Second Quarter decreased by 16% compared to the 2009 Second Quarter. Operating margin decreased by 120 basis points. Operating margin was reduced by 160 basis points primarily due to lower margins on select contract renewals due to competitive price pressures and the timing of the receipt of award fees. These decreases were partially offset primarily by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 40 basis points.

First Half: Government Services net sales for the 2010 First Half decreased by 5% compared to the 2009 First Half. The decrease was primarily due to: (1) reduced subcontractor pass-through sales volume of $86 million related to the SSES contract, and (2) lower sales volume of $66 million related to Iraq support, including linguist and intelligence support services. These decreases were partially offset by $31 million of higher sales primarily for logistics, training and law enforcement support services for the U.S. Army due to higher volume on new and existing contracts and information technology support services for SOF. The increase in net sales from acquired businesses was $13 million, or 1%.

Government Services operating income for the 2010 First Half decreased by 16% compared to the 2009 First Half. Operating margin decreased by 100 basis points. Operating margin was reduced by 150 basis points primarily due to lower margins on select contract renewals, higher costs for a security systems contract for the U.S. Department of Homeland Security and the timing of the receipt of award fees. These decreases were partially offset primarily by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 50 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Second Quarter Ended				First Half Ended
	June 25,	June 26,			June 25,	June 26,	Increase/
	2010	2009	Increase		2010	2009	(decrease)
	(dollars in millions)

Net sales	$760.2	$695.3	$64.9		$1,412.3	$1,358.8	$53.5
Operating income	57.9	51.0	6.9		117.4	116.8	0.6
Operating margin	7.6%	7.3%	30	bpts	8.3%	8.6%	(30)	bpts

Second Quarter: AM&M net sales for the 2010 Second Quarter increased by 9% compared to the 2009 Second Quarter. The increase was primarily due to: (1) $73 million of higher sales for the Joint Cargo Aircraft (JCA) contract, (2) higher aircraft modernization sales of $23 million primarily for special mission aircraft and deliveries of rotary wing cabin assemblies, and (3) $21 million of higher sales due to increased demand from existing contracts for system field support for U.S. Army rotary wing training aircraft. These increases were partially offset by $52 million in sales volume declines primarily for contract field services (CFS) and the SOFSA contract because of reduced tasking, and a competitive loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol.

AM&M operating income for the 2010 Second Quarter increased by 14% compared to the 2009 Second Quarter. Operating margin increased by 30 basis points. Improved contract performance on international aircraft modernization sales increased operating margin by 130 basis points. This increase was partially offset by lower margin sales mix, primarily related to higher JCA volume.

First Half: AM&M net sales for the 2010 First Half increased by 4% compared to the 2009 First Half. The increase was primarily due to: (1) $66 million of higher sales for JCA, (2) $46 million of higher aircraft modernization sales primarily for U.S. Navy maritime patrol aircraft, SOF special mission aircraft and deliveries of rotary wing cabin assemblies, and (3) $19 million of higher sales for increased volume for systems field support for U.S. Army rotary wing training aircraft. These increases were partially offset primarily by $77 million in sales volume declines for CFS and the SOFSA contract because of reduced tasking, and a competitive loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol.

AM&M operating income for the 2010 First Half increased slightly compared to the 2009 First Half. Operating margin decreased by 30 basis points. Lower margin sales mix, primarily related to higher JCA volume, and lower sales prices for systems field support were partially offset by improved contract performance on international aircraft modernization sales.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 25,	June 26,	Increase/		June 25,	June 26,	Increase/
	2010	2009	(decrease)		2010	2009	(decrease)
	(dollars in millions)

Net sales	$1,386.0	$1,420.7	$(34.7)		$2,641.6	$2,693.1	$(51.5)
Operating income	198.2	170.3	27.9		366.1	311.9	54.2
Operating margin	14.3%	12.0%	230	bpts	13.9%	11.6%	230	bpts

Second Quarter: Electronic Systems net sales for the 2010 Second Quarter decreased by 2% compared to the 2009 Second Quarter. Sales volume declined by: (1) $36 million for combat propulsion systems primarily due to a reduction in DoD funding for the Bradley fighting vehicle, (2) $35 million for commercial shipbuilding products as a result of reduced demand, and (3) $37 million for training & simulation and displays due to contracts nearing completion. These decreases were partially offset by volume increases of $23 million due to higher demand primarily for EO/IR products to the U.S. Army, and security & detection due to the timing of deliveries. The increase in net sales from the Insight acquired business was $50 million.

Electronic Systems operating income for the 2010 Second Quarter increased by 16% compared to the 2009 Second Quarter. Operating margin increased by 230 basis points. The increase was due to favorable sales mix and improved contract performance primarily for EO/IR products, which increased operating margin by 390 basis points. In addition, lower pension expense of $3 million increased operating margin by 20 basis points. These increases were partially offset by lower sales volume for commercial shipbuilding products and training & simulation, and lower margin sales mix for commercial space-based microwave products.

First Half: Electronic Systems net sales for the 2010 First Half decreased by 2% compared to the 2009 First Half. Sales volume declined by: (1) $57 million for combat propulsion systems due to a reduction in DoD funding for the Bradley fighting vehicle, (2) $44 million for commercial shipbuilding products, and (3) $44 million for displays and precision engagement due to contracts nearing completion. These decreases were partially offset by volume increases of $40 million due to higher demand primarily for EO/IR products for the U.S. Air Force and U.S. Army, and microwave products primarily due to deliveries of power devices for satellite communication systems. The increase in net sales from acquired businesses was $54 million, primarily related to Insight.

Electronic Systems operating income for the 2010 First Half increased by 17% compared to the 2009 First Half. Operating margin increased by 230 basis points. The increase was due to favorable sales mix and improved contract performance primarily for EO/IR products, which increased operating margin by 300 basis points. In addition, lower pension expense of $6 million increased operating margin by 20 basis points. These increases were offset by lower sales volume for commercial shipbuilding and training & simulation, and lower margin sales mix for commercial space-based microwave products.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of June 25, 2010, we also had, subject to certain conditions, $967 million of borrowings available under our $1 billion Revolving Credit Facility, after reductions of $33 million for outstanding letters of credit. Our $1 billion Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, and, to the extent approved by our Board of Directors, L-3 Holdings’ dividends and share repurchases, and potential debt repurchases. Holders of our $700 million Convertible Contingent Debt Securities (CODES) may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. In such an event, we intend to either complete a refinancing of all or a portion of the CODES, if we have the ability to do so on terms and conditions acceptable to us, or repurchase any amount of the CODES put to L-3 with cash on hand. The next scheduled maturity of our existing debt is our $650 million 5 7/8% Senior Subordinated Notes maturing on January 15, 2015.

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

For a discussion of our recent debt issuance and repayments in the second and third quarters of 2010, which improved our debt maturity profile and reduced our cost of capital, see “Financing Activities – Debt” on page 37.

Balance Sheet

Billed receivables increased by $149 million to $1,298 million at June 25, 2010, from $1,149 million at December 31, 2009 primarily due to: (1) the timing of billings and collections mostly for government services and ISR systems, (2) higher sales primarily for EO/IR products to the U.S. Army, and (3) $22 million of acquired billed receivables from the acquisition of Insight. These increases were partially offset by decreases for secure communications products and displays due to collections and $11 million for foreign currency translation adjustments.

Contracts in process increased by $150 million to $2,545 million at June 25, 2010, from $2,395 million at December 31, 2009. The increase included $6 million primarily for acquired contracts-in-process, a $7 million decrease for currency translation adjustments, a $3 million reclassification from property, plant and equipment to inventoried contract costs, and a $148 million increase from:

•	Increases of $72 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization and networked communications, partially offset by decreases due to billings for government services and ISR systems; and

•	Increases of $76 million in inventoried contract costs across several business areas, primarily networked communications systems, EO/IR products and displays to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 70 at June 25, 2010, compared with 66 at December 31, 2009 and 72 at June 26, 2009. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 25, 2010, 365 days at December 31, 2009 and 364 days at June 26, 2009). Our trailing 12 month pro forma sales were $15,846 million at June 25, 2010, $15,621 million at December 31, 2009 and $15,284 million at June 26, 2009.

The increase in inventories was primarily due to $47 million of acquired inventories from the acquisition of Insight, partially offset by a decrease of $11 million for foreign currency translation adjustments.

The decrease in current deferred income tax assets and other non-current liabilities (non-current income taxes payable) was due to an Internal Revenue Service tax accounting method change regarding compensation expense during the 2010 First Half.

The increase in net property, plant and equipment (PP&E) was principally due to capital expenditures and $59 million of acquired PP&E from the acquisition of Insight, partially offset by depreciation expense.

Goodwill increased by $386 million to $8,576 million at June 25, 2010 from $8,190 million at December 31, 2009. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisition (1)	—	—	—	422	422
Foreign currency translation adjustments(2)	(4)	(1)	2	(33)	(36)
Segment reclassification (3)	—	(43)	—	43	—

Balance at June 25, 2010	$866	$2,276	$1,160	$4,274	$8,576

(1)	Represents acquisition of Insight. For further discussion regarding business acquisitions, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report.

(2)	The net decrease in goodwill from foreign currency translation adjustments is primarily due to the strengthening of the U.S. dollar against the Euro during the 2010 First Half.

(3)	As a result of a re-alignment of a business unit in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, goodwill was reclassified from the Government Services reportable segment to the Electronic Systems reportable segment during the 2010 Second Quarter.

The increase in identifiable intangible assets was primarily due to the recognition of $124 million of intangible assets for the acquisition of Insight, partially offset by amortization expense.

The increase in accrued employment costs was primarily due to the timing of payroll dates and payments for salaries and wages. The increase in accrued expenses was primarily due to the timing of when invoices were received for purchases from third-party vendors and subcontractors. The increase in income taxes payable is due primarily to assumed tax liabilities related to the Insight acquisition.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2010 First Half. We expect to contribute cash of approximately $140 million to our pension plans for all of 2010, of which $44 million was contributed during the 2010 First Half.

Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

Statement of Cash Flows

First Half Ended June 25, 2010 Compared with First Half Ended June 26, 2009

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 25,	June 26,
	2010	2009
	(in millions)

Net cash from operating activities	$589	$528
Net cash used in investing activities	(688)	(162)
Net cash from (used in) financing activities	132	(346)

Operating Activities

We generated $589 million of cash from operating activities during the 2010 First Half, an increase of $61 million compared with $528 million generated during the 2009 First Half. The increase was due to: (1) an increase in net income of $25 million, and (2) higher non-cash expenses of $44 million primarily due to higher deferred income taxes. These increases were partially offset by $8 million of more net cash used for changes in operating assets and liabilities. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 35.

Investing Activities

During the 2010 First Half, we used $688 million of cash in the aggregate primarily to: (1) acquire Insight for $613 million, (2) pay $64 million for capital expenditures and (3) invest $9 million in an unconsolidated subsidiary accounted for using the equity method.

Financing Activities

Debt

At June 25, 2010, total outstanding debt was $4,525 million, of which $1,794 million was senior debt and $2,731 million was subordinated debt and CODES, compared to $4,112 million at December 31, 2009, of which $996 million was senior debt and $3,116 million was subordinated debt and CODES. At June 25, 2010, subject to certain conditions, borrowings available under our Revolving Credit Facility were $967 million, after reduction for outstanding letters of credit of $33 million. There were no borrowings outstanding under our Revolving Credit Facility at June 25, 2010. Our Revolving Credit Facility expires on October 23, 2012.

On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The effective interest rate of the 2020 Senior Notes is 4.79%. Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2011. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ 2013 and 2014 Notes. In connection with the redemption of the 2014 Notes, we recorded a debt retirement charge of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the 2010 Second Quarter. We will record a $5 million ($3 million after income tax, or $0.02 per diluted share) debt retirement charge in the third quarter of 2010 related to the redemption of the 2013 Notes on July 15, 2010.

Excluding the 2013 Notes which were redeemed on July 15, 2010 and have been classified as a current liability at June 25, 2010, our outstanding debt has scheduled maturities between January 15, 2015 and August 1, 2035. In addition, holders of our CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. As a result, the CODES have been classified as a current liability at June 25, 2010. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our current and long-term debt at June 25, 2010.

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of June 25, 2010, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $118.73) of the then current conversion price ($98.94 as of May 14, 2010) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on July 29, 2010 was $73.55 per share.

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

Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. On July 14, 2010, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2012.

The table below presents our repurchases of L-3 Holdings common stock during the 2010 First Half.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 26, 2010	1,381,372	$89.29	$123
March 27 – June 25, 2010	1,506,380	$86.58	$131

At June 25, 2010, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on November 24, 2008 was $172 million.

From June 26, 2010 through July 29, 2010, L-3 Holdings repurchased 1,043,286 shares of its common stock at an average price of $71.89 per share for an aggregate amount of $75 million.

During the 2010 First Half, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 2, 2010	March 1, 2010	$0.40	March 15, 2010	$47
April 27, 2010	May 17, 2010	$0.40	June 15, 2010	$46

On July 13, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on September 15, 2010 to shareholders of record at the close of business on August 17, 2010.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments, including potential suspensions or debarments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing initiative;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters, including those that are expected to be resolved by jury trials, which are inherently risky and for which outcomes are difficult to predict;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	the impact on our business of improper conduct by our employees, agents or business partners;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	outcome of matters relating to the Foreign Corrupt Practices Act (FCPA);

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increases in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2010 First Half. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 25, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2010. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 25, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2010 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
	(in millions)

March 27 – April 30, 2010	247,079	$94.46	247,079	$279
May 1 — May 31, 2010	715,169	$87.05	715,169	$217
June 1 — June 25, 2010	544,132	$82.38	544,132	$172

Total	1,506,380	$86.58	1,506,380

(1)	All purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors prior to July 14, 2010, which expires on December 31, 2010. On July 14, 2010, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2012.

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

Date: August 2, 2010

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.		Description of Exhibits

3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
*4	.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc.
4.2		Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation,L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009).
4.3		Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.4		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.10 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.5		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.6		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.7		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.8		Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.9		Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009).
4.10		Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010).
4.11		First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010).
10.1		Professional Services Agreement and Statement of Work, dated June 1, 2010, between L-3 Communications Corporation and Carl E. Vuono (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated June 7, 2010).

Exhibit
No.		Description of Exhibits

**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.
*99	.1	Administrative Agreement dated July 27, 2010 between L-3 Communications Holdings, Inc. and the United States Department of the Air Force.
99.2		L-3 Communications Holdings, Inc. Amended and Restated 2008 Long Term Performance Plan Restricted Stock Unit Agreement for Carl E. Vuono, as amended (incorporated herein by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K dated April 30, 2010)
***101	. INS	XBRL Instance Document
***101	. SCH	XBRL Taxonomy Extension Schema Document
***101	. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	. LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101	. DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of June 25, 2010 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.