Form 10-Q
period 2010-09-24
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2010-11-02
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

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

(212) 697-1111
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No

There were 113,186,391 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 27, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 24, 2010

		Page
		No.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 24, 2010 (Unaudited) and December 31, 2009	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 24, 2010 and September 25, 2009	2
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 24, 2010 and September 25, 2009	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 24, 2010 and September 25, 2009	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4.	Controls and Procedures	41

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	42
ITEM 1A.	Risk Factors	42
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	43
ITEM 4.	(Removed and Reserved)	43
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	43
Signature		44
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 24,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$650	$1,016
Billed receivables, net of allowances of $33 in 2010 and $32 in 2009	1,265	1,149
Contracts in process	2,567	2,395
Inventories	321	258
Deferred income taxes	152	247
Other current assets	140	123

Total current assets	5,095	5,188

Property, plant and equipment, net	884	854
Goodwill	8,690	8,190
Identifiable intangible assets	462	377
Deferred debt issue costs	42	47
Other assets	209	194

Total assets	$15,382	$14,850

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$693	$—
Accounts payable, trade	469	447
Accrued employment costs	707	642
Accrued expenses	550	537
Advance payments and billings in excess of costs incurred	524	512
Income taxes	6	10
Other current liabilities	362	371

Total current liabilities	3,311	2,519

Pension and postretirement benefits	780	817
Deferred income taxes	351	272
Other liabilities	501	470
Long-term debt	3,439	4,112

Total liabilities	8,382	8,190

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 113,116,182 shares outstanding at September 24, 2010 and 115,353,546 shares outstanding at December 31, 2009 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,705	4,449
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 26,936,736 shares at September 24, 2010 and 21,040,541 shares at December 31, 2009	(2,293)	(1,824)
Retained earnings	4,654	4,108
Accumulated other comprehensive loss	(156)	(166)

Total L-3 shareholders’ equity	6,910	6,567
Noncontrolling interests	90	93

Total equity	7,000	6,660

Total liabilities and equity	$15,382	$14,850

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 24,	September 25,
	2010	2009

Net sales:
Products	$1,769	$1,810
Services	2,066	2,032

Total net sales	3,835	3,842

Cost of sales:
Products	1,540	1,586
Services	1,858	1,838

Total cost of sales	3,398	3,424

Operating income	437	418
Interest and other income, net	3	3
Interest expense	64	68
Debt retirement charge	5	—

Income before income taxes	371	353
Provision for income taxes	130	100

Net income	$241	$253
Less: Net income attributable to noncontrolling interests	3	3

Net income attributable to L-3	$238	$250
Less: Net income allocable to participating securities	1	2

Net income allocable to L-3 Holdings’ common shareholders	$237	$248

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$2.08	$2.13

Diluted	$2.07	$2.12

Cash dividends paid per common share	$0.40	$0.35

L-3 Holdings’ weighted average common shares outstanding:
Basic	114.0	116.4

Diluted	114.7	117.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 24,	September 25,
	2010	2009

Net sales:
Products	$5,404	$5,456
Services	6,021	5,951

Total net sales	11,425	11,407

Cost of sales:
Products	4,702	4,842
Services	5,434	5,354

Total cost of sales	10,136	10,196

Operating income	1,289	1,211
Interest and other income, net	15	12
Interest expense	200	203
Debt retirement charge	18	—

Income before income taxes	1,086	1,020
Provision for income taxes	392	339

Net income	$694	$681
Less: Net income attributable to noncontrolling interests	7	7

Net income attributable to L-3	$687	$674
Less: Net income allocable to participating securities	4	6

Net income allocable to L-3 Holdings’ common shareholders	$683	$668

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$5.93	$5.70

Diluted	$5.89	$5.68

Cash dividends paid per common share	$1.20	$1.05

L-3 Holdings’ weighted average common shares outstanding:
Basic	115.1	117.1

Diluted	116.0	117.6

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the Year-to-Date ended September 24, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					687		7	694
Pension and postretirement benefit plans:
Net gain arising during the period						3		3
Amortization of net loss and prior service cost previously recognized, net of income taxes of $12						19		19
Foreign currency translation adjustment						(14)		(14)
Unrealized gains on hedging instruments, net of income taxes of $2						2		2

Total comprehensive income								704
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($1.20 per share)					(139)			(139)
Shares issued:
Employee savings plans	1.4		110					110
Exercise of stock options	1.0		57					57
Employee stock purchase plan	1.0		32					32
Stock-based compensation expense			62					62
Treasury stock purchased	(5.9)			(469)				(469)
Other	0.2		(5)		(2)			(7)

Balance at September 24, 2010	113.1	$1	$4,704	$(2,293)	$4,654	$(156)	$90	$7,000

For the Year-to-Date ended September 25, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					674		7	681
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $16						23		23
Foreign currency translation adjustment						116		116
Unrealized gains on hedging instruments, net of income taxes of $1						3		3

Total comprehensive income								823
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($1.05 per share)					(124)			(124)
Recognition of non-controlling interest in consolidated subsidiary							8	8
Shares issued:
Employee savings plans	1.6		110					110
Exercise of stock options	0.3		14					14
Employee stock purchase plan	1.1		34					34
Stock-based compensation expense			53					53
Treasury stock purchased	(5.6)			(396)				(396)
Other	0.1		(2)		(1)			(3)

Balance at September 25, 2009	116.1	$1	$4,344	$(1,715)	$3,922	$(190)	$92	$6,454

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year-to-Date Ended
	September 24,	September 25,
	2010	2009

Operating activities:
Net income	$694	$681
Depreciation of property, plant and equipment	119	117
Amortization of intangibles and other assets	51	45
Deferred income tax provision	47	36
Stock-based employee compensation expense	62	53
Contributions to employee savings plans in L-3 Holdings’ common stock	110	110
Amortization of pension and postretirement benefit plans net loss and prior service cost	31	39
Amortization of bond discounts (included in interest expense)	18	17
Amortization of deferred debt issue costs (included in interest expense)	9	8
Other non-cash items	(1)	(2)

Subtotal	1,140	1,104

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	(91)	(18)
Contracts in process	(163)	(98)
Inventories	(19)	(3)
Accounts payable, trade	12	10
Accrued employment costs	43	(44)
Accrued expenses	12	1
Advance payments and billings in excess of costs incurred	14	(35)
Income taxes	94	32
Excess income tax benefits related to share-based payment arrangements	(6)	(3)
Other current liabilities	(8)	(20)
Pension and postretirement benefits	(34)	40
All other operating activities	(10)	12

Subtotal	(156)	(126)

Net cash from operating activities	984	978

Investing activities:
Business acquisitions, net of cash acquired	(710)	(86)
Capital expenditures	(98)	(128)
Dispositions of property, plant and equipment	7	3
Investments in equity investees	(20)	—
Other investing activities	2	—

Net cash used in investing activities	(819)	(211)

Financing activities:
Proceeds from sale of senior notes	797	—
Redemption of senior subordinated notes	(800)	—
Borrowings under revolving credit facility	13	—
Repayment of borrowings under revolving credit facility	(13)	—
Common stock repurchased	(469)	(396)
Dividends paid on L-3 Holdings’ common stock	(139)	(124)
Proceeds from exercises of stock options	56	11
Proceeds from employee stock purchase plan	48	51
Debt issue costs	(7)	—
Excess income tax benefits related to share-based payment arrangements	6	3
Other financing activities	(14)	(9)

Net cash used in financing activities	(522)	(464)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9)	21

Net (decrease) increase in cash and cash equivalents	(366)	324
Cash and cash equivalents, beginning of the period	1,016	867

Cash and cash equivalents, end of the period	$650	$1,191

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

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s reportable segments is included in Note 21. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, systems, subsystems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, aviation products, security & detection, propulsion systems, displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 24, 2010 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its books for annual periods on December 31 regardless of what day it falls on.

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

2010 Business Acquisitions

During the year-to-date period ended September 24, 2010, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $705 million, which was financed with cash on hand. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these businesses was $506 million, of which $490 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. The Company also recognized identifiable intangible assets of $133 million in the aggregate, which primarily consisted of customer relationships and technology. The identifiable intangible assets will be amortized over a weighted average useful life of 13 years. A description of each business acquisition made by the Company during the year-to-date period ended September 24, 2010 is listed below:

•	On September 17, 2010, the Company acquired 3Di Technologies (3Di), a provider of highly specialized end-to-end secure communications utilized by forward-deployed U.S. special operations and in-theater personnel. The purchase price for 3Di is

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

subject to additional, contingent consideration not to exceed $11 million based upon 3Di’s post-acquisition financial performance through December 31, 2012. The Company recorded a $9 million liability on the acquisition date for the fair value of the contingent consideration, which was unchanged at September 24, 2010;

•	On August 4, 2010, the Company acquired all of the outstanding stock of Airborne Technologies, Inc. (ATI), a provider of highly specialized aeronautical engineering expertise, manufacturing and operations support for unmanned aircraft systems; and

•	On April 14, 2010, the Company acquired all of the outstanding stock of Insight Technology Incorporated (Insight), a manufacturer of mission critical night vision and electro-optical equipment.

The final purchase price for 3Di and ATI is subject to adjustment based on closing date actual net assets and net working capital, respectively. The final purchase price allocations for the 2010 business acquisitions are expected to be completed by the fourth quarter of 2010 and will be based on the final purchase prices and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 24, 2010 and the year ended December 31, 2009, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2009.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions, except per share data)

Pro forma net sales	$3,845	$3,925	$11,532	$11,712
Pro forma net income attributable to L-3	$239	$251	$692	$692
Pro forma diluted EPS	$2.07	$2.13	$5.93	$5.84

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	September 24,	December 31,
	2010	2009
	(in millions)

Unbilled contract receivables, gross	$2,681	$2,373
Less: unliquidated progress payments	(953)	(700)

Unbilled contract receivables, net	1,728	1,673

Inventoried contract costs, gross	941	837
Less: unliquidated progress payments	(102)	(115)

Inventoried contract costs, net	839	722

Total contracts in process	$2,567	$2,395

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

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$93	$79	$77	$74
Add: Contract costs incurred(1)	332	306	987	947
Less: Amounts charged to cost of sales	(317)	(295)	(956)	(931)

Amounts included in inventoried contract costs at end of the period	$108	$90	$108	$90

(1)	Incurred costs include IRAD and B&P costs of $87 million for the quarter ended September 24, 2010, $76 million for the quarter ended September 25, 2009, $260 million for the year-to-date period ended September 24, 2010 and $231 million for the year-to-date period ended September 25, 2009.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions)

Selling, general and administrative expenses	$68	$59	$200	$185
Research and development expenses	19	15	51	48

Total	$87	$74	$251	$233

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	September 24,	December 31,
	2010	2009
	(in millions)

Raw materials, components and sub-assemblies	$131	$92
Work in process	139	129
Finished goods	51	37

Total	$321	$258

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill applicable to the Company’s reporting units in each reportable segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisitions(1)	—	—	—	506	506
Foreign currency translation adjustments(2)	(1)	—	5	(10)	(6)
Segment reclassification(3)	—	(34)	—	34	—

Balance at September 24, 2010	$869	$2,286	$1,163	$4,372	$8,690

(1)	Represents the acquisition of Insight, ATI and 3Di. For further discussion regarding business acquisitions, see Note 4.

(2)	The net decrease in goodwill from foreign currency translation adjustments is primarily due to the strengthening of the U.S. dollar against the Euro in the year-to-date period ended September 24, 2010.

(3)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis from Government Services to Electronic Systems during the quarter ended June 25, 2010.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 24, 2010				December 31, 2009
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	22	$593	$196	$397	$515	$163	$352
Technology	10	121	69	52	78	58	20
Other	11	23	10	13	14	9	5

Total	20	$737	$275	$462	$607	$230	$377

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions)

Amortization expense	$18	$13	$45	$39

Based on gross carrying amounts at September 24, 2010, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2010 through 2014 are presented in the table below.

	Year Ending December 31,
	2010	2011	2012	2013	2014
	(in millions)

Estimated amortization expense	$65	$68	$58	$46	$45

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 24,	December 31,
	2010	2009
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$7	$2
Accrued product warranty costs	87	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	80	81
Accrued interest	76	76
Deferred revenues	32	28
Aggregate purchase price payable for acquired businesses	—	4
Other	80	90

Total other current liabilities	$362	$371

The table below presents the components of other liabilities.

	September 24,	December 31,
	2010	2009
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$259	$232
Deferred compensation	78	83
Accrued workers’ compensation	64	46
Estimated contingent purchase price payable for acquired businesses	9	—
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	7	9
Unfavorable lease obligations	4	6
Other	70	84

Total other liabilities	$501	$470

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 24,	September 25,
	2010	2009
	(in millions)

Accrued product warranty costs: (1)
Balance at January 1	$99	$102
Acquisitions during the period	1	—
Accruals for product warranties issued during the period	42	36
Foreign currency translation adjustments	(1)	2
Settlements made during the period	(47)	(42)

Balance at end of period	$94	$98

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	September 24,	December 31,
	2010	2009
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	—
6 1/8% Senior Subordinated Notes due 2013	—	400
6 1/8% Senior Subordinated Notes due 2014	—	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	700	700

Principal amount of long-term debt	4,150	4,150
Less: Unamortized discounts	(18)	(38)

Carrying amount of long-term debt	4,132	4,112
Less: Current portion of long-term debt(3)	(693)	—

Carrying amount of long-term debt, excluding current portion	$3,439	$4,112

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, provides for total aggregate borrowings of up to $1 billion. At September 24, 2010, available borrowings under the Revolving Credit Facility were $973 million after reductions for outstanding letters of credit of $27 million.

(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $118.73) of the then current conversion price ($98.94 as of May 14, 2010) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $98.94, the aggregate consideration to be delivered upon conversion would be determined based on 7.1 million shares of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 1, 2010 was $72.69 per share. The effective interest rate on the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $11 million for each of the third quarter periods ended September 24, 2010 and September 25, 2009, $32 million for the year-to-date period ended September 24, 2010, and $31 million for the year-to-date period ended September 25, 2009. The following table provides additional information about the Company’s CODES:

	September 24,	December 31,
	2010	2009
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$7	$24
Net carrying amount of liability component	$693	$676

(3)	The current portion of long-term debt at September 24, 2010 includes the carrying value of L-3 Holdings’ $700 million CODES, as the holders of the CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011.

On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2020 Senior Notes is 4.79%. Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2011. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ $800 million in aggregate 6 1/8% Senior Subordinated Notes due 2014 and 2013 (collectively, the Subordinated Notes) on June 21 and July 15, 2010, respectively. In connection with the redemption of the Subordinated Notes, the Company recorded debt retirement charges of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the second quarter ended June 25, 2010 and $5 million ($3 million after income tax, or $0.03 per diluted share) during the third quarter ended September 24, 2010.

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions)

Net income	$241	$253	$694	$681
Other comprehensive income (loss):
Foreign currency translation adjustments	44	66	(14)	116
Unrealized gains on hedging instruments(1)	1	4	2	3
Net gain from pension and postretirement benefit plans arising during the period	1	—	3	—
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	7	8	19	23

Total comprehensive income	294	331	704	823
Less: Comprehensive income attributable to noncontrolling interests	3	3	7	7

Comprehensive income attributable to L-3	$291	$328	$697	$816

(1)	Amounts are net of income taxes of $2 million for the quarterly period ended September 25, 2009, and $2 million and $1 million for the year-to-date periods ended September 24, 2010 and September 25, 2009, respectively.

(2)	Amounts are net of income taxes of $5 million for both the quarterly periods ended September 24, 2010 and September 25, 2009, and $12 million and $16 million for the year-to-date periods ended September 24, 2010 and September 25, 2009, respectively. See Note 18.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitation for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2009 are open as of September 24, 2010. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax return audits currently in process. As of September 24, 2010, the Company anticipates that unrecognized tax benefits will decrease by approximately $22 million over the next 12 months.

Current and non-current income taxes payable include accrued potential interest of $21 million ($13 million after income taxes) at September 24, 2010 and $23 million ($14 million after income taxes) at December 31, 2009, and potential penalties of $11 million at September 24, 2010 and $9 million at December 31, 2009.

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
	(in millions, except per share data)

Reconciliation of net income:
Net income	$241	$253	$694	$681
Net income attributable to noncontrolling interests	(3)	(3)	(7)	(7)
Net income allocable to participating securities	(1)	(2)	(4)	(6)

Net income allocable to L-3 Holdings’ common shareholders	$237	$248	$683	$668

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	114.0	116.4	115.1	117.1

Basic earnings per share:
Net income	$2.08	$2.13	$5.93	$5.70

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	114.0	116.4	115.1	117.1
Assumed exercise of stock options	2.1	3.5	3.0	3.5
Unvested restricted stock awards	1.4	0.6	1.3	0.3
Employee stock purchase plan contributions	0.6	—	0.5	0.3
Performance unit awards	—	—	—	—
Assumed purchase of common shares for treasury	(3.4)	(3.5)	(3.9)	(3.6)
Assumed conversion of the CODES	— (1)	— (1)	— (1)	—(1)

Common and potential common shares	114.7	117.0	116.0	117.6

Diluted earnings per share:
Net income	$2.07	$2.12	$5.89	$5.68

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter or year-to-date periods ended September 24, 2010 or September 25, 2009 because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of May 14, 2010, the conversion price was $98.94.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 3.3 million and 2.7 million for the quarter and year-to-date periods ended September 24, 2010, respectively, and 3.5 million and 3.0 million for the quarter and year-to-date periods ended September 25, 2009, respectively, because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At September 24, 2010, the remaining dollar value under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $957 million. During the quarter ended September 24, 2010, L-3 Holdings utilized the remaining authorization under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on November 24, 2008.

From September 25, 2010 through November 2, 2010, L-3 Holdings repurchased 70,100 shares of its common stock at an average price of $71.17 per share for an aggregate amount of $5 million.

On October 26, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on December 15, 2010 to shareholders of record at the close of business on November 17, 2010.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 24, 2010			December 31, 2009
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
			(in millions)

Assets
Cash equivalents	$312	$—	$—	$891	$—	$—
Derivatives (foreign currency forward contracts)	—	19	—	—	16	—

Total Assets	$312	$19	$—	$891	$16	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$7	$—	$—	$10	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

At September 24, 2010 and December 31, 2009, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the senior notes, senior subordinated notes and CODES are based on quoted prices for these securities. The fair values of foreign

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	September 24, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Senior notes	$1,794	$1,913	$996	$995
Senior subordinated notes	1,645	1,690	2,440	2,461
CODES	693	704	676	736
Foreign currency forward contracts(1)	12	12	6	6

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

16.	Derivative Financial Instruments

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

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 24, 2010:

Currency	Notional Amount
(in millions)

Canadian dollar	$201
U.S. dollar	92
British pound	70
Euro	34
Other	4

Total	$401

At September 24, 2010, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	September 24, 2010				December 31, 2009
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$6	$9	$3	$1	$6	$7	$4	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3	1	3	—	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$9	$10	$6	$1	$8	$8	$7	$3

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarter and year-to-date periods ended September 24, 2010 and September 25, 2009. At September 24, 2010, the estimated net existing gain that is expected to be reclassified into income within the next 12 months is $3 million.

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

The Company is also subject to and is involved in litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 24, 2010, the Company had recorded approximately $2 million for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation and government investigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the matters discussed below, unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, these matters are inherently unpredictable, including those that are expected to be resolved with jury trials, for which outcomes are difficult to predict. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. The case is currently scheduled to go to a third trial on October 31, 2011. The parties have participated in court-ordered mediations from time to time, and are expected to participate in future court-ordered mediations prior to trial, but to date such mediations have not resulted in a mutually acceptable resolution of this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the U.S. District Court for the Northern District of Georgia alleging that L-3 IS is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. On October 26, 2010, the parties agreed to settle this matter and entered into a licensing agreement under which each party licenses to the other the right to use intellectual property related to P-3 aircraft.

SSPD Investigation. As previously disclosed, on June 4, 2010, the Company received notice that Integrated Systems’ Special Support Programs Division (L-3 SSPD, formerly known as L-3 Joint Operations Group or JOG) had been temporarily suspended from receiving new contracts or orders from U.S. Government agencies in connection with a governmental investigation of L-3 SSPD relating to the Special Operations Forces Support Activity (SOFSA) contract. On July 27, 2010, the Company and the U.S. Air Force entered into an administrative agreement under which the Air Force lifted the temporary suspension and L-3 agreed, among other things, to provide periodic reporting to the Air Force regarding its ethics and compliance programs and not to protest the award of the follow-on SOFSA contract to a competitor.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Derivative Action. As previously disclosed, on July 15, 2010, a stockholder derivative complaint was filed in the Supreme Court of the State of New York, New York County, against the Company’s directors and also against the Company as a nominal defendant. The complaint asserts, among other things, breaches of fiduciary duty and unjust enrichment based on allegations that the Company’s directors acquiesced in, or failed to prevent, conduct at issue in the SSPD Investigation matter described above. The complaint seeks, among other things, monetary damages, equitable relief and an award of fees and expenses.

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

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the TCAS on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Some of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009.

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009	2010	2009	2010	2009
				(in millions)

Components of net periodic benefit cost:
Service cost	$24	$22	$73	$67	$—	$1	$3	$3
Interest cost	32	29	92	84	2	2	8	8
Expected return on plan assets	(28)	(22)	(84)	(67)	—	(1)	(1)	(2)
Amortization of prior service costs (credits)	1	1	3	3	—	(1)	(2)	(2)
Amortization of net losses (gains)	11	13	30	39	—	—	—	(1)
Curtailment loss (gain)	—	—	—	1	—	—	(2)	—

Net periodic benefit cost	$40	$43	$114	$127	$2	$1	$6	$6

Contributions. For the year ending December 31, 2010, the Company currently expects to contribute cash of approximately $135 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $115 million to its pension plans and $8 million to its postretirement benefit plans during the year-to-date period ended September 24, 2010.

19.	Employee Stock-Based Compensation

During the year-to-date period ended September 24, 2010, the Company granted stock-based compensation awards under the 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 555,363 stock options with an exercise price equal to the fair market value of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The weighted average grant date fair value for the options awarded was $18.41 and was

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for options granted during the year-to-date period ended September 24, 2010 are presented in the table below:

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

20.	Supplemental Cash Flow Information

	Year-to-Date Ended
	September 24,	September 25,
	2010	2009
	(in millions)

Interest paid on outstanding debt	$173	$181
Income tax payments	256	271
Income tax refunds	6	3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009(1)	2010	2009(1)
		(in millions)

Net Sales:
C3ISR	$817	$772	$2,454	$2,258
Government Services	1,002	996	2,939	3,041
AM&M	771	775	2,313	2,176
Electronic Systems	1,353	1,385	4,052	4,138
Elimination of intercompany sales	(108)	(86)	(333)	(206)

Consolidated total	$3,835	$3,842	$11,425	$11,407

Operating Income:
C3ISR	$86	$78	$293	$251
Government Services	92	102	253	293
AM&M	54	67	172	184
Electronic Systems	205	171	571	483

Consolidated total	$437	$418	$1,289	$1,211

Depreciation and amortization:
C3ISR	$12	$11	$33	$32
Government Services	9	10	28	29
AM&M	5	5	14	15
Electronic Systems	36	29	95	86

Consolidated total	$62	$55	$170	$162

	September 24,	December 31,
	2010	2009(1)
	(in millions)

Total Assets:
C3ISR	$1,990	$1,875
Government Services	3,304	3,293
AM&M	1,962	1,914
Electronic Systems	7,580	6,591
Corporate	546	1,177

Consolidated total	$15,382	$14,850

(1)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, sales of $16 million and $48 million and operating income of $1 million and $2 million were reclassified from the Government Service reportable segment to the Electronic Systems reportable segment for the quarter and year-to-date period ended September 25, 2009. At December 31, 2009, $40 million of assets were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Accounting Standards Issued and Not Yet Implemented

In October 2009, the FASB issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard is effective for the Company beginning on January 1, 2011. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality will be removed from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components will always be excluded from software revenue recognition standards. The revised accounting standard is effective for the Company beginning on January 1, 2011. The Company is currently assessing the impact the revised accounting standard will have on its consolidated financial statements.

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
			(in millions)

Condensed Combining Balance Sheets:
At September 24, 2010:
Current assets:
Cash and cash equivalents	$—	$247	$4	$468	$(69)	$650
Billed receivables, net	—	295	743	227	—	1,265
Contracts in process	—	788	1,539	240	—	2,567
Other current assets	—	238	166	209	—	613

Total current assets	—	1,568	2,452	1,144	(69)	5,095
Goodwill	—	1,219	5,833	1,638	—	8,690
Other assets	1	474	767	356	(1)	1,597
Investment in and amounts due from consolidated subsidiaries	7,602	9,840	2,301	—	(19,743)	—

Total assets	$7,603	$13,101	$11,353	$3,138	$(19,813)	$15,382

Current portion of long-term debt	$693	$693	$—	$—	$(693)	$693
Other current liabilities	—	763	1,330	594	(69)	2,618
Amounts due to consolidated subsidiaries	—	—	—	425	(425)	—
Other long-term liabilities	—	1,296	242	94	—	1,632
Long-term debt	—	3,439	—	—	—	3,439

Total liabilities	693	6,191	1,572	1,113	(1,187)	8,382

L-3 shareholders’ equity	6,910	6,910	9,781	2,025	(18,716)	6,910
Noncontrolling interests	—	—	—	—	90	90

Total equity	6,910	6,910	9,781	2,025	(18,626)	7,000

Total liabilities and equity	$7,603	$13,101	$11,353	$3,138	$(19,813)	$15,382

At December 31, 2009:
Current assets:
Cash and cash equivalents	$—	$797	$4	$364	$(149)	$1,016
Billed receivables, net	—	321	629	199	—	1,149
Contracts in process	—	616	1,538	241	—	2,395
Other current assets	—	334	164	130	—	628

Total current assets	—	2,068	2,335	934	(149)	5,188
Goodwill	—	1,190	5,828	1,172	—	8,190
Other assets	3	485	810	177	(3)	1,472
Investment in and amounts due from consolidated subsidiaries	7,240	8,916	1,949	—	(18,105)	—

Total assets	$7,243	$12,659	$10,922	$2,283	$(18,257)	$14,850

Current liabilities	$—	$737	$1,343	$588	$(149)	$2,519
Amounts due to consolidated subsidiaries	—	—	—	260	(260)	—
Other long-term liabilities	—	1,243	226	90	—	1,559
Long-term debt	676	4,112	—	—	(676)	4,112

Total liabilities	676	6,092	1,569	938	(1,085)	8,190

L-3 shareholders’ equity	6,567	6,567	9,353	1,345	(17,265)	6,567
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,567	6,567	9,353	1,345	(17,172)	6,660

Total liabilities and equity	$7,243	$12,659	$10,922	$2,283	$(18,257)	$14,850

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended September 24, 2010:
Net sales	$—	$806	$2,530	$567	$(68)	$3,835
Cost of sales	20	700	2,283	483	(88)	3,398

Operating (loss) income	(20)	106	247	84	20	437
Interest and other income, net	—	31	(1)	1	(28)	3
Interest expense	12	64	27	1	(40)	64
Debt retirement charge	—	5	—	—	—	5

(Loss) income before income taxes	(32)	68	219	84	32	371
(Benefit) provision for income taxes	(11)	24	77	29	11	130
Equity in net income of consolidated subsidiaries	259	194	—	—	(453)	—

Net income	238	238	142	55	(432)	241
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$238	$238	$142	$55	$(435)	$238

For the quarter ended September 25, 2009:
Net sales	$—	$789	$2,627	$459	$(33)	$3,842
Cost of sales	18	678	2,377	402	(51)	3,424

Operating (loss) income	(18)	111	250	57	18	418
Interest and other income, net	—	31	—	—	(28)	3
Interest expense	11	68	27	1	(39)	68

(Loss) income before income taxes	(29)	74	223	56	29	353
(Benefit) provision for income taxes	(9)	27	53	20	9	100
Equity in net income of consolidated subsidiaries	270	203	—	—	(473)	—

Net income	250	250	170	36	(453)	253
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$250	$250	$170	$36	$(456)	$250

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
			(in millions)

Condensed Combining Statements of Operations:
For the year-to-date period ended September 24, 2010:
Net sales	$—	$2,445	$7,542	$1,646	$(208)	$11,425
Cost of sales	62	2,089	6,830	1,425	(270)	10,136

Operating (loss) income	(62)	356	712	221	62	1,289
Interest and other income, net	—	95	4	2	(86)	15
Interest expense	34	200	82	4	(120)	200
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(96)	233	634	219	96	1,086
(Benefit) provision for income taxes	(35)	84	229	79	35	392
Equity in net income of consolidated subsidiaries	748	538	—	—	(1,286)	—

Net income	687	687	405	140	(1,225)	694
Net income attributable to noncontrolling interests	—	—	—	—	7	7

Net income attributable to L-3	$687	$687	$405	$140	$(1,232)	$687

For the year-to-date period ended September 25, 2009:
Net sales	$—	$2,476	$7,659	$1,369	$(97)	$11,407
Cost of sales	53	2,163	6,913	1,217	(150)	10,196

Operating (loss) income	(53)	313	746	152	53	1,211
Interest and other income, net	—	94	1	2	(85)	12
Interest expense	33	202	82	4	(118)	203

(Loss) income before income taxes	(86)	205	665	150	86	1,020
(Benefit) provision for income taxes	(29)	71	214	54	29	339
Equity in net income of consolidated subsidiaries	731	540	—	—	(1,271)	—

Net income	674	674	451	96	(1,214)	681
Net income attributable to noncontrolling interests	—	—	—	—	7	7

Net income attributable to L-3	$674	$674	$451	$96	$(1,221)	$674

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year-to-date period ended September 24, 2010:
Operating activities:
Net cash from operating activities	$608	$119	$692	$196	$(631)	$984

Investing activities:
Business acquisitions, net of cash acquired	—	(710)	—	—	—	(710)
Other investing activities	(93)	(42)	(63)	(4)	93	(109)

Net cash used in investing activities	(93)	(752)	(63)	(4)	93	(819)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(800)	—	—	—	(800)
Common stock repurchased	(469)	—	—	—	—	(469)
Other financing activities	(46)	86	(629)	(79)	618	(50)

Net cash (used in) from financing activities	(515)	83	(629)	(79)	618	(522)

Effect of foreign currency exchange rate changes on cash	—	—	—	(9)	—	(9)

Net (decrease) increase in cash	—	(550)	—	104	80	(366)
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$247	$4	$468	$(69)	$650

For the year-to-date period ended September 25, 2009:
Operating activities:
Net cash from operating activities	$520	$30	$753	$157	$(482)	$978

Investing activities:
Business acquisitions, net of cash acquired	—	(86)	—	—	—	(86)
Other investing activities	(55)	(31)	(85)	(9)	55	(125)

Net cash used in investing activities	(55)	(117)	(85)	(9)	55	(211)

Financing activities:
Common stock repurchased	(396)	—	—	—	—	(396)
Other financing activities	(69)	254	(658)	(60)	465	(68)

Net cash (used in) from financing activities	(465)	254	(658)	(60)	465	(464)

Effect of foreign currency exchange rate changes on cash	—	—	—	21	—	21

Net increase in cash	—	167	10	109	38	324
Cash and cash equivalents, beginning of the period	—	720	2	228	(83)	867

Cash and cash equivalents, end of the period	$—	$887	$12	$337	$(45)	$1,191

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

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 28-29
Industry Considerations	Page 29
Key Performance Measures	Pages 29-30
Business Acquisitions and Business and Product Line Dispositions	Page 30
Results of Operations (includes business segments)	Pages 30-35
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Page 35
Balance Sheet	Pages 35 - 36
Statement of Cash Flows	Pages 37 - 38
Legal Proceedings and Contingencies	Page 38

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

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our reportable segments is included in Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, avionics and displays, simulation & training, precision engagement, security & detection, propulsion systems, telemetry & advanced technology, undersea warfare, and marine services.

Industry Considerations

As is the case with most other U.S. defense contractors, we have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. We expect future DoD budgets, including supplemental appropriations, to grow at a significantly slower pace than the past several years, and to possibly flatten or decline. However, we believe that our businesses should be able to continue to generate modest sales growth because we anticipate the defense budget and spending priorities will continue to focus on several areas that match L-3’s core competencies, such as communications and ISR, sensors, special operations support, helicopter crew training and maintenance and simulation & training.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. One of L-3’s primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies, services, and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investments. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales. Improving operating margins is one method for growing earnings per common share and net cash from operating activities, but it is not the only one.

Sales Growth. Sales growth for the year ended December 31, 2009 was 5%, comprised of organic sales growth of 4%, and sales growth from business acquisitions, net of divestitures, of 1%. For the quarter ended September 24, 2010 (2010 Third Quarter), consolidated net sales of $3,835 million declined by 0.2%, comprised of an organic sales decline of 1.8%, partially offset by sales growth from acquisitions of $60 million or 1.6%, compared to the quarter ended September 25, 2009 (2009 Third Quarter). For the year-to-date period ended September 24, 2010 (2010 Year-to-Date Period), consolidated net sales of $11,425 million increased by 0.2%, comprised of sales growth from acquisitions of $127 million or 1.1%, partially offset by an organic sales decline of 0.9%, compared to the year-to-date period ended September 25, 2009 (2009 Year-to-Date Period).

For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales was the Special Operations Forces Support Activity (SOFSA) contract, which generated approximately 3% of our sales. On June 21, 2010, SOFSA unexpectedly announced that the SOFSA follow-on contract was awarded to another contractor. The transition to the successor contractor began immediately for a period of 120 days and ended in October 2010. We had previously expected, based on communication from the SOFSA customer, that an amended solicitation for the follow-on contract was to have been released in June 2010 with an award by January 2011. See Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion.

Operating Margin. We are focused on increasing operating margin modestly, to the extent possible, by reducing our indirect costs and improving our overall contract performance. However, we may not be able to continue to expand our operating margin on an annual basis as business acquisitions and new business, including contract renewals and new contracts, could result in decreased operating margins if their margins are lower than L-3’s operating margin on existing business and contracts. In addition, changes in the competitive environment could also result in lower operating margin.

Other Events

Debt Issuance and Repayments. On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ $800 million in aggregate 6 1/8% Senior Subordinated Notes due 2014 and 2013 (collectively, the Subordinated Notes). In connection with the redemption of the Subordinated Notes, we recorded debt retirement charges of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the 2010 second quarter and $5 million ($3 million after income tax, or $0.03 per diluted share) during the 2010 Third Quarter. See “Liquidity and Capital Resources — Debt” on page 37 for a further discussion.

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2009. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the acquisitions that we completed during the 2010 Year-to-Date Period. During the 2010 Year-to-Date Period, we used $710 million of cash primarily to acquire three businesses. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a discussion of our 2009 business acquisitions, and Note 4 to our unaudited condensed consolidated financial statements, included in this report, for a discussion of our business acquisitions completed during the 2010 Year-to-Date Period.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2010 Third Quarter compared with the 2009 Third Quarter and the 2010 Year-to-Date Period compared with the 2009 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 24,	September 25,	Increase/		September 24,	September 25,	Increase/
(in millions, except per share data)	2010	2009	(decrease)		2010	2009	(decrease)

Net sales	$3,835	$3,842	$(7)		$11,425	$11,407	$18
Operating income	$437	$418	$19		$1,289	$1,211	$78
Operating margin	11.4%	10.9%	50	bpts	11.3%	10.6%	70	bpts
Net interest expense and other income	$66	$65	$1		$203	$191	$12
Effective income tax rate	35.0%	28.3%	670	bpts	36.1%	33.2%	290	bpts
Net income attributable to L-3	$238	$250	$(12)		$687	$674	$13
Diluted earnings per share	$2.07	$2.12	$(0.05)		$5.89	$5.68	$0.21
Diluted weighted average common shares outstanding	114.7	117.0	(2.3)		116.0	117.6	(1.6)

Net Sales: For the 2010 Third Quarter, consolidated net sales decreased 0.2% compared to the 2009 Third Quarter. Sales growth primarily from the C3ISR reportable segment was offset by lower sales from the AM&M and Electronic Systems reportable segments. Net sales from acquired businesses were $60 million in the 2010 Third Quarter. Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems reportable segment, increased by $34 million to $2,066 million, representing approximately 54% of consolidated net sales for the 2010 Third Quarter, compared to $2,032 million, or approximately 53% of consolidated net sales for the 2009 Third Quarter. Service sales increased due primarily to organic sales growth in airborne ISR logistics support services for the U.S. Air Force, logistics, training, and law enforcement support services for the U.S. Army, information technology (IT) support services for the U.S. Special Operations Command (SOCOM) and other U.S. Government agencies, and systems field support services for U.S. Army rotary wing training aircraft. These increases were partially offset by reduced subcontractor pass-through sales for U.S. Army systems and software engineering and sustainment (SSES) services and lower sales volume for systems field support services for U.S. Air Force fixed wing training aircraft, contract field services (CFS), SOFSA, marine services and Iraq support. Sales from products, which primarily include products from our C3ISR and Electronic Systems reportable segments, decreased by $41 million to $1,769 million, representing approximately 46% of consolidated net sales for the 2010 Third Quarter, compared to $1,810 million for the 2009 Third Quarter, or approximately 47% of consolidated net sales for the 2009 Third Quarter. The decrease was primarily due to sales volume declines for commercial ship building products, precision engagement, combat propulsion systems and the Joint Cargo Aircraft (JCA) contract. These decreases were partially offset by organic sales growth in EO/IR, security & detection systems, aircraft modernization, networked communications and sales from the Insight Technology (Insight) acquired business.

For the 2010 Year-to-Date Period, consolidated net sales increased 0.2% compared to the 2009 Year-to-Date Period. Sales growth from the C3ISR and AM&M reportable segments was offset by lower sales from the Government Services and Electronic Systems reportable segments. Net sales from acquired businesses were $127 million in the 2010 Year-to-Date Period. Sales from services increased by $70 million to $6,021 million, representing approximately 53% of consolidated net sales for the 2010 Year-to-Date Period, compared to $5,951 million, or approximately 52% of consolidated net sales for the 2009 Year-to-Date Period. Service sales increased primarily due to organic sales growth in airborne ISR logistic support services for the U.S. Air Force, logistics, training and law enforcement support services for the U.S. Army, systems field support services for U.S. Army rotary wing training aircraft, and IT support services for SOCOM and other U.S. Government agencies. These increases were partially offset by reduced subcontractor pass-through sales for U.S. Army SSES services, a decrease for Iraq support, lower volume for CFS and the SOFSA contract, and lower systems field support services for U.S. Air Force fixed wing training aircraft. Sales from products decreased by $52 million to $5,404 million, or approximately 47% of consolidated net sales for the 2010 Year-to-Date Period, compared to $5,456 million, or 48% of consolidated net sales for the 2009 Year-to-Date Period. The decrease in product sales was primarily due to decreases for combat propulsion systems, commercial shipbuilding products, precision engagement and marine services. These decreases were partially offset by organic sales growth for aircraft modernization, EO/IR, microwave, security and detection systems, and networked communications and sales from the Insight acquired business. See the reportable segment results below for additional discussion of our sales results.

Operating income and operating margin: Operating income for the 2010 Third Quarter increased by 5% compared to the 2009 Third Quarter. Operating margin increased to 11.4% for the 2010 Third Quarter compared to 10.9% for the 2009 Third Quarter. Favorable sales mix across several businesses in the Electronic Systems reportable segment was partially offset by lower operating margins in the Government Services and AM&M reportable segments.

Operating income for the 2010 Year-to-Date Period increased by 6% compared to the 2009 Year-to-Date Period. Operating margin increased to 11.3% for the 2010 Year-to-Date Period from 10.6% for the 2009 Year-to-Date Period. The increase in operating margin was primarily driven by higher sales and improved contract performance for the C3ISR reportable segment and favorable sales mix across several businesses in the Electronic Systems reportable segment. In addition, lower pension expense of $10 million ($6 million after income taxes, or $0.05 per diluted share) increased operating margin by 10 basis points. These increases were partially offset by lower operating margins in the Government Services and AM&M reportable segments. See the reportable segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income increased by $1 million for the 2010 Third Quarter compared to the same period last year. A debt retirement charge of $5 million related to the redemption of our 6 1/8% senior subordinated notes due 2013 was partially offset by lower interest expense as a result of lower outstanding debt.

Net interest expense and other income increased by $12 million for the 2010 Year-to-Date Period compared to the same period last year primarily due to debt retirement charges of $18 million related to our redemption of the Subordinated Notes. This increase was partially offset by higher income from investments accounted for using the equity method and lower interest expense as a result of lower outstanding debt.

Effective income tax rate: The effective tax rate for the 2010 Third Quarter increased by 670 basis points compared to the same quarter last year. The increase is primarily due to a tax benefit of $26 million, or $0.22 per diluted share, recorded in the 2009 Third Quarter for a net reversal of amounts previously accrued related to tax years for which the statute of limitations had expired.

The effective tax rate for the 2010 Year-to-Date Period increased by 290 basis points compared to the same period last year primarily due to the 2009 Third Quarter tax benefit of $26 million, discussed above, and the expiration of the U.S. Federal research and experimentation tax credit as of December 31, 2009. In addition, the 2010 Year-to-Date Period includes a tax provision of $5 million, or $0.04 per diluted share, related to the U.S. Federal Patient Protection and Affordable Care Act, which changed the tax treatment for certain retiree prescription drug benefits.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2010 Third Quarter decreased by $12 million compared to the 2009 Third Quarter, and L-3 Holdings’ diluted earnings per share (diluted EPS) decreased to $2.07 from $2.12. As discussed above, the 2010 Third Quarter includes a debt retirement charge of $5 million, or $0.03 per diluted share, and the 2009 Third Quarter includes a tax benefit of $26 million, or $0.22 per diluted share.

Net income attributable to L-3 in the 2010 Year-to-Date Period increased by $13 million compared to the 2009 Year-to-Date Period, and L-3 Holdings’ diluted EPS increased by $0.21 or 4%, to $5.89 from $5.68. As discussed above, the 2010 Year-to-Date Period includes debt retirement charges of $18 million, or $0.09 per diluted share, and the 2009 Year-to-Date Period includes a tax benefit of $26 million, or $0.22 per diluted share.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2010 Third Quarter and 2010 Year-to-Date Period decreased by 2.3 million and 1.6 million shares compared to the same periods last year, respectively. The decrease in both periods was due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009(1)	2010	2009(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$809.4	$752.9	$2,411.7	$2,224.4
Government Services	1,001.2	994.4	2,934.8	3,036.1
AM&M	707.4	742.0	2,119.7	2,100.8
Electronic Systems	1,317.6	1,352.2	3,959.2	4,045.3

Consolidated net sales	$3,835.6	$3,841.5	$11,425.4	$11,406.6

Operating income:
C3ISR	$85.8	$78.1	$293.1	$251.4
Government Services	92.6	101.5	253.3	292.3
AM&M	54.3	67.1	171.7	183.9
Electronic Systems	204.7	171.1	570.8	483.0

Consolidated operating income	$437.4	$417.8	$1,288.9	$1,210.6

Operating margin:
C3ISR	10.6%	10.4%	12.2%	11.3%
Government Services	9.2%	10.2%	8.6%	9.6%
AM&M	7.7%	9.0%	8.1%	8.8%
Electronic Systems	15.5%	12.7%	14.4%	11.9%
Consolidated operating margin	11.4%	10.9%	11.3%	10.6%

(1)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $16 million and $48 million and operating income of $1 million and $2 million were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment for the 2009 Third Quarter and 2009 Year-to-Date Period, respectively.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Third Quarter Ended				Year-to-Date Ended
	September 24,	September 25,			September 24,	September 25,
	2010	2009	Increase		2010	2009	Increase
	(dollars in millions)

Net sales	$809.4	$752.9	$56.5		$2,411.7	$2,224.4	$187.3
Operating income	85.8	78.1	7.7		293.1	251.4	41.7
Operating margin	10.6%	10.4%	20	bpts	12.2%	11.3%	90	bpts

Third Quarter: C3ISR net sales for the 2010 Third Quarter increased by 8% compared to the 2009 Third Quarter primarily due to demand for airborne ISR logistics support services and networked communication systems for manned and unmanned platforms to the DoD.

C3ISR operating income for the 2010 Third Quarter increased by 10% compared to the 2009 Third Quarter. Operating margin increased by 20 basis points. Improved contract performance was partially offset primarily by higher sales of lower margin logistics support services for airborne ISR platforms.

Year-to-Date: C3ISR net sales for the 2010 Year-to-Date Period increased by 8% compared to the 2009 Year-to-Date Period primarily due to increased demand and new business from the DoD for airborne ISR logistics support services and networked communications systems for manned and unmanned platforms and from foreign ministries of defense for force protection products.

C3ISR operating income for the 2010 Year-to-Date Period increased by 17% compared to the 2009 Year-to-Date Period. Operating margin increased by 90 basis points. Higher sales volume and improved contract performance increased operating margin by 80 basis points and lower pension expense of $4 million increased operating margin by 20 basis points. These increases were partially offset primarily by higher sales of lower margin logistics support services for airborne ISR platforms.

Government Services

	Third Quarter Ended				Year-to-Date Ended
	September 24,	September 25,	Increase/		September 24,	September 25,
	2010	2009	(decrease)		2010	2009	Decrease
	(dollars in millions)

Net sales	$1,001.2	$994.4	$6.8		$2,934.8	$3,036.1	$(101.3)
Operating income	92.6	101.5	(8.9)		253.3	292.3	(39.0)
Operating margin	9.2%	10.2%	(100)	bpts	8.6%	9.6%	(100)	bpts

Third Quarter: Government Services net sales for the 2010 Third Quarter increased by 1% compared to the 2009 Third Quarter. The increase was due to: (1) $27 million in higher sales primarily for increased logistics, training and law enforcement support services for the U.S. Army due to higher volume on new and existing contracts, and (2) $15 million in higher sales for information technology support services for the U.S. Special Operations Command (SOCOM) and other U.S. Government agencies. These increases were partially offset by reduced subcontractor pass-through sales volume of $31 million related to task order renewals for U.S. Army SSES services that migrated to a contract where L-3 is not a prime contractor and $4 million of lower sales related to Iraq support.

Government Services operating income for the 2010 Third Quarter decreased by 9% compared to the 2009 Third Quarter. Operating margin decreased by 100 basis points. Operating margin was reduced by 130 basis points primarily due to lower margins on select contract renewals due to competitive price pressures and a favorable contract closeout in the prior year. These decreases were partially offset by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 30 basis points.

Year-to-Date: Government Services net sales for the 2010 Year-to-Date Period decreased by 3% compared to the 2009 Year-to-Date Period. The decrease was primarily due to: (1) reduced subcontractor pass-through sales volume of $117 million related to SSES services, and (2) $66 million in lower sales related to Iraq support. These decreases were partially offset by $69 million in higher sales primarily for increased logistics, training and law enforcement support services for the U.S. Army due to higher volume on new and existing contracts, and information technology support services for SOCOM and other U.S. Government agencies. The increase in net sales from acquired businesses was $13 million.

Government Services operating income for the 2010 Year-to-Date Period decreased by 13% compared to the 2009 Year-to-Date Period. Operating margin decreased by 100 basis points. Operating margin was reduced by 130 basis points primarily due to lower margins on select contract renewals, higher costs for a security systems contract for the U.S. Department of Homeland Security and the timing of award fees. These decreases were partially offset by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 30 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Third Quarter Ended				Year-to-Date Ended
	September 24,	September 25,			September 24,	September 25,	Increase/
	2010	2009	Decrease		2010	2009	(decrease)
			(dollars in millions)

Net sales	$707.4	$742.0	$(34.6)		$2,119.7	$2,100.8	$18.9
Operating income	54.3	67.1	(12.8)		171.7	183.9	(12.2)
Operating margin	7.7%	9.0%	(130)	bpts	8.1%	8.8%	(70)	bpts

Third Quarter: AM&M net sales for the 2010 Third Quarter decreased by 5% compared to the 2009 Third Quarter. The decrease was primarily due to sales volume declines for: (1) systems field support services for U.S. Air Force fixed wing training aircraft of $31 million, (2) JCA and CFS of $28 million, (3) a competitive loss of an aircraft maintenance contract with the US. Customs and Border Patrol of $13 million, (4) an aircraft modernization contract nearing completion for a foreign customer of $9 million, and (5) the SOFSA contract of $7 million because of reduced tasking. These decreases were partially offset by $53 million in higher aircraft modernization sales primarily for special mission aircraft and rotary wing cabin assemblies and higher demand from existing contracts for systems field support services for U.S. Army rotary wing training aircraft.

AM&M operating income for the 2010 Third Quarter decreased by 19% compared to the 2009 Third Quarter. Operating margin decreased by 130 basis points. The decrease in operating margin was primarily due to lower sales volume for CFS, systems field support services to the U.S. Air Force, and aircraft modernization due to a contract nearing completion for a foreign customer.

Year-to-Date: AM&M net sales for the 2010 Year-to-Date Period increased by 1% compared to the 2009 Year-to-Date Period. The increase was primarily due to higher sales volume for: (1) aircraft modernization, primarily for U.S. Navy maritime patrol aircraft, special mission aircraft, and rotary wing cabin assemblies of $76 million, (2) JCA of $49 million, and (3) systems field support services for U.S. Army rotary wing training aircraft of $31 million. These increases were partially offset primarily by $137 million in sales volume declines for CFS and the SOFSA contract because of reduced tasking, a competitive loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol, decreased volume for systems field support services for U.S. Air Force fixed wing training aircraft, and an aircraft modernization contract nearing completion for a foreign customer.

AM&M operating income for the 2010 Year-to-Date Period decreased by 7% compared to the 2009 Year-to-Date Period. Operating margin decreased by 70 basis points. The decrease in operating margin was primarily due to lower systems field support services to the U.S. Air Force, and lower margin sales mix, primarily related to higher JCA volume, which has lower margins than the overall AM&M reportable segment.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 24,	September 25,	Increase/		September 24,	September 25,	Increase/
	2010	2009	(decrease)		2010	2009	(decrease)
	(dollars in millions)

Net sales	$1,317.6	$1,352.2	$(34.6)		$3,959.2	$4,045.3	$(86.1)
Operating income	204.7	171.1	33.6		570.8	483.0	87.8
Operating margin	15.5%	12.7%	280	bpts	14.4%	11.9%	250	bpts

Third Quarter: Electronic Systems net sales for the 2010 Third Quarter decreased by 3% compared to the 2009 Third Quarter. Sales volume declined by: (1) $28 million for commercial shipbuilding products as a result of reduced demand, (2) $27 million for combat propulsion systems due to a reduction in DoD funding for the Bradley fighting vehicle, and (3) $54 million for precision engagement and marine services due to contracts nearing completion. These decreases were partially offset primarily by volume increases of $14 million due to higher demand for EO/IR products to the U.S. Army, and security & detection systems due to deliveries of ProVisiontm systems. The increase in net sales from acquired businesses was $60 million, primarily related to the acquisition of Insight.

Electronic Systems operating income for the 2010 Third Quarter increased by 20% compared to the 2009 Third Quarter. Operating margin increased by 280 basis points. The increase was due to favorable sales mix across several businesses, primarily for EO/IR products and microwave products. A favorable contract modification for precision engagement increased operating income by $5 million and operating margin by 50 basis points. In addition, lower pension expense of $1 million increased operating margin by 10 basis points.

Year-to-Date: Electronic Systems net sales for the 2010 Year-to-Date Period decreased by 2% compared to the 2009 Year-to-Date Period. Sales volume declined by: (1) $84 million for combat propulsion systems due to a reduction in DoD funding for the Bradley fighting vehicle, (2) $73 million for commercial shipbuilding products, and (3) $114 million for precision engagement, marine services, training & simulation and displays due to contracts nearing completion. These decreases were partially offset by volume increases of $71 million due to higher demand primarily for EO/IR products to the U.S. Army, microwave products mainly due to deliveries of power devices for satellite communication systems, and security & detection systems due to deliveries of ProVisiontm systems. The increase in net sales from acquired businesses was $114 million, primarily related to the acquisition of Insight.

Electronic Systems operating income for the 2010 Year-to-Date Period increased by 18% compared to the 2009 Year-to-Date Period. Operating margin increased by 250 basis points. The increase was due to favorable sales mix across several businesses, primarily EO/IR products. A favorable contract modification for precision engagement increased operating income by $5 million and operating margin by 20 basis points. In addition, lower pension expense of $7 million increased operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of September 24, 2010, we also had, subject to certain conditions, $973 million of borrowings available under our $1 billion Revolving Credit Facility, after reductions of $27 million for outstanding letters of credit. Our $1 billion Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases, and potential debt repurchases. Holders of our $700 million Convertible Contingent Debt Securities (CODES) may require us to repurchase them in whole or in part at a cash repurchase price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. In such an event, we intend to either complete a refinancing of all or a portion of the CODES, if we have the ability to do so on terms and conditions acceptable to us, or repurchase any amount of the CODES put to L-3 with cash on hand and revolving credit borrowings, if necessary. The next scheduled maturity of our existing debt is our $650 million 5 7/8% Senior Subordinated Notes maturing on January 15, 2015.

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

For a discussion of our recent debt issuance and repayments in the second and third quarters of 2010, which improved our debt maturity profile and reduced our cost of capital, see “Financing Activities — Debt” on page 37.

Balance Sheet

Billed receivables increased by $116 million to $1,265 million at September 24, 2010, from $1,149 million at December 31, 2009 primarily due to: (1) the timing of billings and collections primarily for government services and ISR services, (2) higher sales primarily for EO/IR products to the U.S. Army, and (3) $31 million of acquired billed receivables from business acquisitions. These increases were partially offset by decreases for secure communications and displays due to collections and lower sales and $4 million for foreign currency translation adjustments.

Contracts in process increased by $172 million to $2,567 million at September 24, 2010, from $2,395 million at December 31, 2009. The increase included $6 million for acquired contracts-in-process, a $3 million reclassification from property, plant and equipment to inventoried contract costs and a $163 million increase from:

•	Increases of $51 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization and networked communications systems, partially offset by decreases due to billings for government services; and

•	Increases of $112 million in inventoried contract costs across several business areas, primarily fuzing and ordnance, networked communications systems, EO/IR products and displays to support current and anticipated customer demand.

L-3’s receivables days sales outstanding (DSO) was 69 at September 24, 2010, compared with 66 at December 31, 2009 and 70 at September 25, 2009. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 24, 2010, 365 days at December 31, 2009 and 364 days at September 25, 2009). Our trailing 12 month pro forma sales were $15,816 million at September 24, 2010, $15,621 million at December 31, 2009 and $15,492 million at September 25, 2009.

The increase in inventories was primarily due to $49 million of acquired inventories from business acquisitions and higher inventory for security and detection systems to support customer demand. These increases were partially offset by a decrease of $5 million for foreign currency translation adjustments.

The decrease in current deferred income tax assets was due to Internal Revenue Service tax accounting method changes we elected regarding compensation expense and income recognition of service contracts during the 2010 Year-to-Date Period.

The increase in net property, plant and equipment (PP&E) was principally due to capital expenditures and $60 million of acquired PP&E from completed business acquisitions, partially offset by depreciation expense.

Goodwill increased by $500 million to $8,690 million at September 24, 2010 from $8,190 million at December 31, 2009. The table below presents the changes in goodwill applicable to our reporting units in each reportable segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisitions(1)	—	—	—	506	506
Foreign currency translation adjustments(2)	(1)	—	5	(10)	(6)
Segment reclassification(3)	—	(34)	—	34	—

Balance at September 24, 2010	$869	$2,286	$1,163	$4,372	$8,690

(1)	Represents the acquisition of Insight, Airborne Technologies, Inc., and 3Di Technologies, LLC. For further discussion regarding business acquisitions, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report.

(2)	The net decrease in goodwill from foreign currency translation adjustments is primarily due to the strengthening of the U.S. dollar against the Euro during the 2010 Year-to-Date Period.

(3)	As a result of a re-alignment of a business unit in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, goodwill was reclassified on a relative fair value basis from Government Services to Electronic Systems during the second quarter of 2010.

The increase in identifiable intangible assets was primarily due to the recognition of $133 million of intangible assets for the business acquisitions during the 2010 Year-to-Date Period, partially offset by amortization expense.

The increase in accounts payable was primarily due to the timing of when invoices were received and payments were made. The increase in accrued employment costs was primarily due to the timing of payments for payroll taxes, employee benefits, and salaries and wages.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2010 Year-to-Date Period. We expect to contribute cash of approximately $135 million to our pension plans for all of 2010, of which $115 million was contributed during the 2010 Year-to-Date Period.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2010 Year-to-Date Period Compared with 2009 Year-to-Date Period

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 24,	September 25,
	2010	2009
	(in millions)

Net cash from operating activities	$984	$978
Net cash used in investing activities	(819)	(211)
Net cash used in financing activities	(522)	(464)

Operating Activities

We generated $984 million of cash from operating activities during the 2010 Year-to-Date Period, an increase of $6 million compared with $978 million generated during the 2009 Year-to-Date Period. The increase was due to: (1) an increase in net income of $13 million, and (2) higher non-cash expenses of $23 million primarily due to higher deferred income taxes and stock-based employee compensation expense. These increases were partially offset by $30 million of more net cash used for changes in operating assets and liabilities primarily for billed receivables, contracts in process and pension and post retirement benefits, partially offset by less cash used for accrued employment costs and income taxes. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 35.

Investing Activities

During the 2010 Year-to-Date Period, we used $819 million of cash in the aggregate primarily to: (1) acquire three businesses, (2) pay $98 million for capital expenditures, and (3) invest $20 million in an unconsolidated subsidiary accounted for using the equity method.

Financing Activities

Debt

At September 24, 2010, total outstanding debt was $4,132 million, of which $1,794 million was senior debt and $2,338 million was subordinated debt and CODES, compared to $4,112 million at December 31, 2009, of which $996 million was senior debt and $3,116 million was subordinated debt and CODES. At September 24, 2010, subject to certain conditions, borrowings available under our Revolving Credit Facility were $973 million, after reduction for outstanding letters of credit of $27 million. There were no borrowings outstanding under our Revolving Credit Facility at September 24, 2010. Our Revolving Credit Facility expires on October 23, 2012.

On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The effective interest rate of the 2020 Senior Notes is 4.79%. Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2011. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ Subordinated Notes. In connection with the redemption of the Subordinated Notes, we recorded debt retirement charges of approximately $13 million ($8 million after income tax, or $0.07 per diluted share) during the second quarter of 2010 and $5 million ($3 million after income tax, or $0.03 per diluted share) during the 2010 Third Quarter.

Our outstanding debt has scheduled maturities between January 15, 2015 and August 1, 2035. In addition, holders of our CODES may require us to repurchase them in whole or in part at a cash price equal to 100% of the principal amount (plus accrued and unpaid interest, including contingent interest and additional interest, if any) through the exercise of a “put” option on February 1, 2011. As a result, the CODES have been classified as a current liability at September 24, 2010. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our current and long-term debt at September 24, 2010.

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of September 24, 2010, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $118.73) of the then current conversion price ($98.94 as of May 14, 2010) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 1, 2010 was $72.69 per share.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2010 Year-to-Date Period.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 – March 26, 2010	1,381,372	$89.29	$123
March 27 – June 25, 2010	1,506,380	$86.58	$131
June 26 – September 24, 2010	3,008,443	$71.64	$215

At September 24, 2010, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $957 million.

From September 25, 2010 through November 2, 2010, L-3 Holdings repurchased 70,100 shares of its common stock at an average price of $71.17 per share for an aggregate amount of $5 million.

During the 2010 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 2, 2010	March 1, 2010	$0.40	March 15, 2010	$47
April 27, 2010	May 17, 2010	$0.40	June 15, 2010	$46
July 13, 2010	August 17, 2010	$0.40	September 15, 2010	$46

On October 26, 2010, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.40 per share, payable on December 15, 2010 to shareholders of record at the close of business on November 17, 2010.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments, including potential suspensions or debarments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing initiative;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters, including those that are expected to be resolved by jury trials, which are inherently risky and for which outcomes are difficult to predict;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	the impact on our business of improper conduct by our employees, agents or business partners;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	the outcome of matters relating to the Foreign Corrupt Practices Act (FCPA);

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increases in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2010 Year-to-Date Period. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 24, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2010. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 24, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and as updated below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks

The DoD’s wide-ranging Efficiencies Initiative, which targets affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the awards of new contracts.

The U.S. Government has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, the Company expects to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which it participates. These initiatives are organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and, processes and bureaucracy. Because this initiative significantly changes the way the U.S. Government solicits, negotiates and manages its contracts, this initiative could result in a reduction in expenditures for the type of products we manufacture and services we provide to the U.S. Government and could have a material negative impact on our future sales, earnings and cash flows.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2010 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
				(in millions)

June 26 – July 31, 2010	1,043,286	$71.89	1,043,286	$1,097
August 1 – August 31, 2010	1,538,088	$72.24	1,538,088	$986
September 1 – September 24, 2010	427,069	$68.89	427,069	$957

Total	3,008,443	$71.64	3,008,443

(1)	The first $172 million in purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on November 24, 2008, with a stated termination date of December 31, 2010. The remaining purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010, which has a stated termination date of December 31, 2012.

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

Date: November 2, 2010

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009 (File Nos. 001-14141 and 333-46983)).
4.3	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.10 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.5	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.7	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.8	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141and 333-46983)).
4.9	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.10	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.11	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

Exhibit
No.		Description of Exhibits

**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Certification pursuant to 18 U.S.C. Section 1350.
***101	. INS	XBRL Instance Document
***101	. SCH	XBRL Taxonomy Extension Schema Document
***101	. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	. LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101	. DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of September 24, 2010 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.