Form 10-K
period 2010-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2011-02-24
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file numbers 001-14141 and 333-46983
L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
(Exact names of registrants as specified in their charters)

Delaware (State or other jurisdiction of incorporation or organization) 600 Third Avenue, New York, NY (Address of principal executive offices)	13-3937434 and 13-3937436 (I.R.S. Employer Identification Nos.) 10016 (Zip Code)
(212) 697-1111
(Telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	☒ Yes ☐ No

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

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
☐ Yes ☒ No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of June 25, 2010 was approximately $8.6 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 108,404,230 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on April 26, 2011, will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III. The definitive Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

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

For the year ended December 31, 2010, we generated sales of $15.7 billion, operating income of $1,750 million and net cash from operating activities of $1,461 million. The table below presents a summary of our 2010 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” on page 12.

		% of
	2010 Sales	Total Sales
	(in millions)

DoD	$11,932	76%
Other U.S. Government	1,145	7

Total U.S. Government	$13,077	83%
Foreign governments	1,142	8
Commercial – foreign	791	5
Commercial – domestic	670	4

Total sales	$15,680	100%

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

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by providing products and services to our customers that create value for them with responsive, high-quality, innovative and affordable solutions. Financially, our emphasis is on growing earnings per share and cash flow over time. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the Company and also return cash to our shareholders in a balanced and disciplined manner. We intend to maintain and expand our position as a leading prime system contractor and supplier of products, subsystems, systems and services to the DoD, other U.S. Government agencies, allied foreign governments and commercial customers, both domestic and international. Our strategy includes the elements discussed below.

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

Grow Sales Organically and Selectively Acquire Businesses. We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to continue to benefit from our position as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with our limited reliance on any single contract, follow-on or new business opportunities. We also expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that add new products, services, technologies, programs and contracts, or provide access to select DoD and non-DoD customers and provide attractive returns on investment.

Collaborate to Increase Growth Opportunities. We intend to deepen the collaboration among our diversified businesses to develop new business opportunities. The combination of our leading technologies and our ability to deliver the right solutions to our customers quickly and re-shape our portfolio underscores our reputation for performance and customer focus. We expect that our core strengths of agility, responsiveness and cost-effectiveness will allow us to continue to provide exceptional performance to our customers. We intend to continue our internal initiatives to consolidate and drive efficiency in our operations and develop our collaborative culture to continue our shift from a “black box” provider to a full-service solutions provider.

Continuously Improve our Cost Structure and Business Processes. We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is an important element of favorable contract performance. We also intend to grow sales at a faster rate than overhead costs. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development, bids and proposals and other business development activities to organically grow our sales.

Align Research & Development with Customer Priorities. We intend to continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements and invest in growth areas such as C3ISR, Electro-Optic/Infrared (EO/IR) and intelligence support. We also intend to grow our sales and gain market share through the introduction of innovative and disruptive solutions, new products and services and continued increased collaboration among our businesses to offer high quality and competitive solutions and services to our customers.

Expand our Prime Contractor and Supplier Positions. We intend to expand our prime system contractor roles in select business areas where we have domain expertise, including C3ISR, aircraft modernization and maintenance and government technical services. We also intend to enter into teaming arrangements with other prime system contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. We also expect to identify opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products and services to existing and new customers.

Focus On Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts in terms of staying on-budget, on-schedule and in accordance with our contractual obligations is the foundation for successfully meeting our objectives of expanding L-3’s prime contractor and supplier positions and growing sales organically. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria included in our existing contracts. We will continue to focus on delivering superior contract performance to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel. The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Selected Recent Business Acquisitions and Business and Product Line Dispositions

During the year ended December 31, 2010, we used cash of $756 million for business acquisitions. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Business and Product Line Dispositions” on page 34 for additional details about our 2010 business acquisitions, including their aggregate purchase prices, and a 2010 divestiture.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below.

C3ISR Reportable Segment

In 2010, C3ISR net sales of $3,399 million represented 22% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide the warfighter the unique ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and allied foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

•	highly specialized fleet management sustainment and support services, including procurement, systems integration, sensor development, modifications and periodic depot maintenance for ISR and special mission aircraft and airborne systems;

•	strategic and tactical SIGINT systems that detect, collect, identify, analyze and disseminate information;

•	secure data links that enable real-time information collection and dissemination to users of networked communications for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our C3ISR reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

ISR Systems
• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• U.S. Air Force (USAF), United Kingdom (U.K.) Ministry of Defence (MoD), and other allied foreign military ISR aircraft platforms and ground systems
• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government
• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems
Networked Communications
• Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM (satellite communications) systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD
• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers
• Satellite command and control sustainment and support	• Software integration, test and maintenance support, satellite control network and engineering support for satellite launch systems	• USAF Space Command (AFSC), USAF Satellite Control Network and launch ranges
Secure Communications Products
• Secure communication terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies
• Ground-based satellite communication terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies
• Shipboard communications systems	• Internal and external communications (radio rooms)	• U.S. Navy (USN), U.S. Coast Guard (USCG) and allied foreign navies

Government Services Reportable Segment

In 2010, Government Services net sales of $3,963 million represented 25% of our total net sales. The businesses in this segment provide a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, information technology services and a wide range of engineering development services and integration support;

•	high-end engineering and information systems support services used for command, control, communications and ISR architectures for applications used by the DoD, DHS and U.S. Government intelligence agencies, including missile and space systems, UAVs and manned military aircraft;

•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

•	human intelligence support and other services, including linguist and translation services and related management to support contingency operations and current intelligence-gathering requirements;

•	Command & Control Systems and Software services in support of maritime and expeditionary warfare;

•	intelligence, analysis and solutions support to the DoD, including the U.S. Armed Services combatant commands and the U.S. Government intelligence agencies, including those within the U.S. Armed Services;

•	technical and management services, which provide support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise IT support, systems and other services to the DoD and other U.S. federal agencies.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Government Services reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Training and Operational Support
• Training systems, courseware and doctrine development	• Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	• U.S. Army, U.S. Marine Corps (USMC), DoS, DoJ and allied foreign governments
• Acquisition management and staff augmentation	• Rapid fielding support for combatants and physical location management	• U.S. Army
• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies
• Specialized management, policy and training in energy, environmental and natural resource management	• Water and Coastal resource management, sustainable agriculture and food security, climate change mitigation strategies, emergency preparedness, response and reconstruction, power sector restructuring and energy economics and finance	• U.S. Agency for International Development, foreign governments, World Bank and Non-Governmental Organizations
Enterprise IT Solutions
• Network and enterprise administration and management	• Systems engineering, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	• U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM, Federal Aviation Administration (FAA) and NASA
• Systems acquisition and advisory support and comprehensive operational support services	• Requirements definition, program management, planning and analysis, systems engineering, integration and development, intelligence analysis and managing and network engineering	• U.S. Army, USAF, USN and DHS
Intelligence Solutions and Support
• System support and concept operations (CONOPS)	• C3ISR, modeling and simulation	• DoD, U.S. Missile Defense Agency (MDA), U.S. Government intelligence agencies, and NASA
• IT services	• IT infrastructure modernization and operations	• U.S. Government intelligence agencies and U.K. MoD
• Information management and IT systems support and software design, development and systems integration	• Intelligence and operations support, C3 systems, network centric operations and information operations	• DoD and U.S. Government intelligence agencies
• Linguistic, interpretation, translation and analyst services	• Counterintelligence, threat protection and counter terrorism	• U.S. Army

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Command & Control Systems and Software
• Software engineering/software sustainment, operations analysis, research, technical analysis, training and test and evaluation	• Software, systems and field services support for C4ISR Systems, fixed and rotary wing aircraft, naval vessels and ground vehicles	• U.S. Army, USN and USMC
• Communication systems and software engineering services	• Value-added, critical software support for C3 ISR systems, electronic warfare and fire support systems	• U.S. Army Communications – Electronics Command (CECOM)
• Acquisition and Procurement Support	• Support defense acquisition programs, develop acquisition roadmaps, capability assessments and develop requirements	• U.S. Army, USN and USMC
• Systems Engineering and Integration Support	• System design and development, platform simulations, systems testing, prototype development and deployment and hardware and software integration	• USMC, U.S. Army and USSOCOM
Global Security & Engineering Solutions
• Surveillance systems and products, including installation and logistics support	• Remote surveillance for U.S. borders	• DHS
• Security Solutions	• Border security systems, area surveillance and access control, critical infrastructure protection, continuity planning and emergency management	• DHS, USMC and Customs and Border Patrol
• Engineering and technical solutions	• Systems engineering and design, analysis and integration, technical support and test & evaluation, Weapons of Mass Destruction (WMD) effects analysis and Improvised Explosive Device (IED) counter measures	• DoD and U.S. Government agencies
• Program management and operational support	• Command center operations, systems acquisitions, emergency management training, continuity of operations and government planning	• Federal Emergency Management Agency, FAA, Joint Task Force — Civil Support

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2010, AM&M net sales of $2,781 million represented 18% of our total net sales. The businesses in this segment provide logistics services for aircraft, including modernization and refurbishments, upgrades and sustainment, maintenance and logistics support services for military, and various government and commercial customers. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

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

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Aircraft and Base Support Services
• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, USN, Canadian DND and other allied foreign militaries
• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC
• Contractor operated and managed base supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft
Aircraft Modernization
• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products, interior modifications	• USN, USAF, Canadian DND, Royal Australian Air Force, other allied foreign governments, various military, fixed and rotary wing aircraft, original equipment manufacturers (OEM), very important person and head of state aircraft
• Fabrication and assembly of fixed and rotary wing aeronautical structures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, and parts fabrication for original equipment manufacturers	• U.S. Army, USN, USMC, Canadian DND and OEMs

Electronic Systems Reportable Segment

In 2010, Electronic Systems net sales of $5,537 million represented 35% of our total net sales. The businesses in this reportable segment provide a broad range of products, including components, products, systems and subsystems, and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems net sales in 2010.

% of 2010
Business Area	Segment Sales

Microwave	16%
Power & Control Systems	16
Electro-Optic/Infrared (EO/IR)	11
Avionics & Displays	10
Precision Engagement	9
Simulation & Training	9
Warrior Systems	9
Security & Detection	6
Telemetry & Advanced Technology	5
Undersea Warfare	4
Propulsion Systems	3
Marine Services	2

Total Electronic Systems	100%

The table below provides additional information for the systems, products, and services selected applications and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Microwave
• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and original equipment manufacturers, SATCOM for DoD and various government agencies
• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast
• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communication systems	• U.S. Army, USAF and various DoD agencies
• High dynamic small aperture Ku/Ka-band receive/transmit systems	• Off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move	• U.S. Army and various DoD agencies
• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies
• Managed satellite networks and integrated remote VSAT satellite systems	• Deployment and support of global communication networks for tactical and enterprise applications	• U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors
• Spread spectrum & time division multiple access modems that support ultra high frequency (UHF) using Ka band operation	• On the move SATCOM and other tactical communications systems utilizing small aperture terminals	• U.S. military and various international allied military and special forces customers
• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

Power & Control Systems
• Shipboard electrical power packages, electric drives and propulsion, automation, navigation and communication systems	• Surface ships ranging from shipping vessels, container carriers, environmental and research ships, ferries and cruise liners	• Commercial shipbuilders and allied foreign navies
• Naval power delivery, conversion and switching products	• Switching, distribution and protection, as well as frequency and voltage conversion	• Naval submarines, surface ships and aircraft carriers
EO/IR
• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence Data Collection, Surveillance and Reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms
• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and NASA
Avionics & Displays
• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft
• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft
• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft
• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• U.K. MoD and U.K. Royal Army
Precision Engagement
• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied foreign ministries of defense
• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions
• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA
• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• Missile Defense Agency
• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and allied foreign military customers
Simulation & Training
• Military aircraft flight simulators, reconfigurable training devices, distributed mission training (DMT) suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries

• Training services, integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied foreign military customers
Warrior Systems
• Enhanced vision and weapon sights products
•   Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel
• U.S. Army, USN, USMC, DHS, allied foreign militaries and law enforcement agencies
Security & Detection
• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation and Security Administration (TSA), domestic and international airports and state and local governments
• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs agency, various regulatory authorities and private security companies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense
Telemetry & Advanced Technology
• Telemetry and instrumentation systems	• Real-time data acquisition, measurement, processing, simulation, distribution, display and storage for flight tracking, testing and termination	• Aircraft, missiles and satellites
• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation systems for decontamination and industrial applications	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF
Undersea Warfare
• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied foreign navies
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

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percent of funded backlog at December 31, 2010 expected to be recorded as sales in 2011 and funded orders for each of our reportable segments.

			Percentage of
			Funded Backlog at
			December 31, 2010
	Funded Backlog		Expected to be
	at December 31,		Recorded as	Funded Orders
	2010	2009	Sales in 2011	2010	2009
	(in millions)			(in millions)

Reportable Segment:
C3ISR	$2,635	$2,313	71%	$3,723	$3,156
Government Services	1,744	1,815	85%	3,892	3,659
AM&M	1,872	1,655	51	2,996	2,594
Electronic Systems	4,840	5,079	67	5,041	5,322

Consolidated	$11,091	$10,862	68%	$15,652	$14,731

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

Major Customers

The table below presents a summary of our 2010 sales by end customer and the percent contributed by each to our total 2010 sales. For additional information regarding domestic and foreign sales, see Note 22 to our audited consolidated financial statements.

		% of
	2010 Sales	Total Sales
	(in millions)

Air Force	$3,981	25%
Army	3,843	25
Navy/Marines	2,538	16
Other Defense	1,570	10

Total DoD	$11,932	76%
Other U.S. Government	1,145	7

Total U.S. Government	$13,077	83%
Foreign governments	1,142	8
Commercial — foreign	791	5
Commercial — domestic	670	4

Total sales	$15,680	100%

Direct sales to the end customer represent approximately 70% of our consolidated sales, and we are a subcontractor or supplier for the remaining 30%. Additionally, approximately 70% of our DoD sales for 2010 were direct to the customer, and approximately 30% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2010, our five largest contracts generated 12% of our consolidated sales. For the year ended December 31, 2010, our largest contract

(revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command. Under this contract, which generated approximately 3% of our sales, we provide maintenance and logistical support services for rotary aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of two one-year options, expires on September 30, 2013 and we anticipate that the customer will announce an acquisition timeline during the third quarter of 2011 for the contract re-competition.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and systems and develop new products, technologies, and systems. As of December 31, 2010, we employed approximately 13,500 engineers, a substantial portion of whom hold advanced degrees, and who work on company sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2010, 2009 and 2008 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2010	2009	2008

Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$202	$198	$182
Commercial Businesses	68	59	72

Total	$270	$257	$254

Customer-funded research and development costs pursuant to contracts (revenue arrangements) are not included in the table above because they are direct contract costs and are charged to cost of sales when the corresponding revenue is recognized. See Note 2 to our audited consolidated financial statements for additional information regarding research and development.

Competition

Our businesses generally encounter significant competition. We believe that we are a major provider for many of the products and services we offer to our DoD, government and commercial customers.

Our ability to compete for existing and new business depends on a variety of factors, including,

•	the effectiveness and innovation of our technologies, systems and research and development programs;

•	our ability to offer better program performance at a competitive cost;

•	historical technical and schedule performance;

•	our ability to attain supplier positions on contracts;

•	our ability to maintain an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete; and

•	our ability to quickly and flexibly meet customer requirements and priorities.

In some instances, we are the incumbent supplier or have been the sole provider on a contract for many years, and we refer to these positions as “sole-source”. On our sole-source contracts, there may be other suppliers who have the capability to compete for the contracts involved, but they can only enter the market if the customer chooses to reopen the particular contract to competition. Sole-source contracts are generally re-competed every three to five years and at times more frequently. For the year ended December 31, 2010, contracts where we held sole-source positions accounted for 53% of our total sales and contracts which we had competitively won accounted for 47% of our total sales.

L-3 is a defense supplier with a broad and diverse portfolio of products and services. We are primarily a non-platform prime system contractor and have diverse subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for (i) certain products, subsystems and systems, where they have vertically integrated businesses and (ii) niche areas where we are a prime system contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services.

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

Raw Materials

Generally, our businesses engage in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. L-3’s business mix is approximately 50% services work, and for those businesses that sell hardware and product, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

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

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the sales on a fixed-price type contract that is covered by contract accounting standards requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Sales from cost-plus type contracts with award fees were approximately $907 million for the year ended December 31, 2010. Sales from cost-plus type contracts with incentive fees were approximately $944 million for the year ended December 31, 2010. Our customer satisfaction and performance record is evidenced by our receipt of performance-based award fees achieving approximately 90% of the available award fees on average during the year ended December 31, 2010.

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

The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
Contract-Type	2010	2009	2008

Fixed-price	58%	57%	54%
Cost-plus	28%	28%	27%
Time-and-material	14%	15%	19%

Total sales	100%	100%	100%

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price type contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” beginning on page 17 for a discussion of certain additional business risks specific to our government contracts.

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

Employees

As of December 31, 2010, we employed approximately 63,000 full-time and part-time employees, 83% of whom were located in the United States. Of these employees, approximately 16% are covered by 111 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2010 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

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

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our Web site, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” The Company posts its Code of Ethics and Business Conduct on its Corporate Governance webpage under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller, and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our Web site within the required periods. The information on the Company’s Web site is not incorporated by reference into this report.

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

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, results of operations and cash flows.

Our government contracts are primarily dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. The entire federal government is currently operating under a continuing resolution authority for fiscal year ending September 30, 2011. The continuing resolution funds programs and services, including DoD budgets, at approximately the same levels as fiscal year 2010. The continuing resolution expires on March 4, 2011, after which, Congress will either pass a new appropriations bill, extend the continuing resolution, or shut down the government for all nonessential federal government services. An extension of the continuing resolution or a shut down of the government for all nonessential federal government services may adversely affect our sales and operating results and possibly delay new awards. We are unable to predict the total funding that congress will approve for the U.S. defense budget and the funding of individual programs for fiscal year 2011 and subsequent fiscal years, including supplemental appropriations for military operations in Iraq and Afghanistan.

In addition, DoD budgets could be negatively affected by several factors, including events we cannot foresee, U.S. Government budget deficits and national debt, current or future economic conditions, presidential administration priorities, U.S. national security strategies, a change in spending priorities, the cost of sustaining U.S. military and related security operations in Iraq and Afghanistan and other locales around the world where U.S. military support may be pivotal, and other related exigencies and contingencies. While we are unable to predict the impact or outcome of these uncertainties, the effect of changes in these DoD imperatives could cause the DoD budget to remain unchanged or to decline (or even to increase). A significant decline in or redirection of U.S. military expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in U.S. government funding of a large program in which we participate could also result in a decrease in our future sales, earnings and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 83%, or $13.1 billion, of our sales for the year ended December 31, 2010 were made directly or indirectly to U.S. Government agencies, including the DoD. Aggregate sales from our five largest contracts (revenue arrangements) amounted to approximately $1.9 billion, or 12% of our sales for the year ended December 31, 2010. For the year ended December 31, 2010, our largest contract (revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command. Under this contract, which generated approximately 3% of our sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of two one-year options, expires on September 30, 2013 and we anticipate that the customer will announce an acquisition timeline during the third quarter of 2011 for the contract re-competition.

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

The U.S. Government has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, the Company expects to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which it participates. This initiative is organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Because this initiative significantly changes the way the U.S. Government solicits, negotiates and manages its contracts, this initiative could result in a reduction in expenditures for the type of products we manufacture for, and services we provide to, the U.S. Government and could have a material negative impact on our future sales, earnings and cash flows.

In addition, on January 6, 2011, U.S. Secretary Gates’ announcement on future DoD spending plans included an outline to reduce contractor staff support jobs by 10% per year for three years in order to save approximately $6 billion. This initiative will primarily affect the businesses within our Government Services reportable segment and could result in the Company losing certain of its existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $11,091 million at December 31, 2010. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our future sales, results of operations and cash flows.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Intense competition and bid protests may adversely effect our sales, results of operations and cash flows.

The defense and commercial industries in which our businesses operate are highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect increased competition for our products and services due to the uncertainty of future U.S. defense budgets. Furthermore, the current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition” beginning on page 13.

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. We are currently cooperating with the U.S. Government on several investigations, including those discussed in Note 19 to our audited consolidated financial statements beginning on page F-38. Under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, as was the case in June 2010 when we received notice that our Integrated Systems’ Special Support Programs Division had been temporarily suspended from receiving new contracts or orders in connection with a governmental investigation (the temporary suspension was lifted a month later). A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, including the Kalitta Air matter, which is expected to go to a jury trial during 2011 and as to which the amount of damages likely to be claimed is significant, see Note 19 to our audited consolidated financial statements on page F-38.

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

We opportunistically seek to acquire businesses that enhance our capabilities and add new technologies, products, services, programs, contracts, and customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional business acquisitions, we may not realize the benefits anticipated from these acquisitions, including sales growth, cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for business acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable credit market conditions.

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

We consider and may enter into strategic business acquisitions on an ongoing basis and may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions and have not entered into any agreements with respect to any material transactions at this time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted and unasserted claims and liabilities.

Goodwill represents a significant asset on our balance sheet and may become impaired.

Goodwill represents a significant asset on our balance sheet. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. The fair value of several of our reporting units has declined in 2010 compared to 2009 due to continued global economic weakness and uncertainty of future U.S. and foreign defense budgets. A further decline in the estimated fair value of several of our reporting units could result in an adverse effect on our financial condition and results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 35.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally either fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 35.

The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
	2010	2009	2008

Contract-Type
Fixed-price	58%	57%	54%
Cost-plus	28%	28%	27%
Time-and-material	14%	15%	19%

Total sales	100%	100%	100%

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

At December 31, 2010, we had approximately $4,150 million in aggregate principal amount of outstanding debt. In addition, at December 31, 2010, we had borrowing capacity of $983 million available to us under our three-year $1 billion revolving credit facility that expires on October 23, 2012 (Revolving Credit Facility), after reductions of $17 million for outstanding letters of credit. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements. On February 7, 2011, we issued $650 million in principal amount of 4.95% Senior Notes maturing

February 15, 2021. We will use the net proceeds, together with cash on hand, to redeem our $650 million 5 7/8% Senior Subordinated Notes maturing January 15, 2015 (2015 Notes). The redemption price is 101.958% of the principal amount, plus accrued and unpaid interest up to, but not including, March 9, 2011, the redemption date. Subsequent to the redemption of the 2015 Notes, the first scheduled maturity of our existing debt will be our $1 billion 6 3/8% Senior Subordinated Notes maturing October 15, 2015. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” beginning on page 55.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry, as well as commercial industries in which we operate. It is possible that in the future our businesses may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements. Our level of indebtedness has important consequences to us. These consequences may include:

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

Additionally, on December 31, 2010, we had $9,578 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” on page 57.

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

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 10 to our audited consolidated financial statements on page F-21.

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

For the year ended December 31, 2010, sales to foreign customers, excluding our foreign sales made under foreign military sales (FMS) agreements directly between the U.S. Government and allied foreign governments, represented approximately 11% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act (FCPA) and similar non-U.S. regulations;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations; and

•	potential military conflicts and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Continued global economic weakness and U.S. Government budget deficits may materially and adversely affect our results.

Domestic and foreign economies have continued to show weakness, which has negatively impacted, and may continue to negatively impact, our sales to the commercial markets in which we operate, including our commercial aviation products and commercial shipbuilding products businesses. Sales to commercial customers were approximately $1.5 billion in 2010 and 2009, or 9% of our total sales in 2010 compared to 10% of our total sales in 2009.

Additionally, while we are unable to predict the impact and outcome of current or longer term economic conditions and the U.S. Government’s budget deficits and national debt and actions taken to address them, these conditions could also negatively affect future U.S. defense budgets and spending, and consequently, our financial condition, results of operations, cash flows and future prospects. Sales to the DoD represented 76% of our total sales in 2010 and 2009, respectively.

These economic conditions could also adversely affect our pension plan funded status and annual pension expense. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Pension Plans” on page 53 and Note 20 to our audited consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2010, we operated in 537 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 39 locations consisting of approximately 5.9 million square feet and leased space at 498 locations consisting of approximately 16.5 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR — Camden, New Jersey; Deerfield, Ohio; Greenville and Rockwall, Texas; and Salt Lake City, Utah.

•	Government Services — Washington, DC; Annapolis, Maryland; and Alexandria, Chantilly and Reston, Virginia.

•	AM&M — Crestview, Florida; Madison, Mississippi; Waco, Texas; and Edmonton and Quebec, Canada.

•	Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, Menlo Park, San Carlos, San Diego, San Leandro, Santa Barbara, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Ayer, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Dallas and Garland, Texas; Burlington, Ontario and Toronto, Canada; and Elmenhorst, Jemgum, Leer and Hamburg, Germany.

•	Corporate and other locations — New York, New York and Arlington, Virginia

A summary of square footage by reportable segment as of December 31, 2010 is presented below.

	Leased	Owned	Total
	(Square feet in millions)

C3ISR	5.0	0.2	5.2
Government Services	2.5	—	2.5
AM&M	1.0	2.0	3.0
Electronic Systems	7.9	3.7	11.6
Corporate	0.1	—	0.1

Total	16.5	5.9	22.4

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

Item 3.	Legal Proceedings

The information required with respect to this item can be found in Note 19 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4.	(Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL”. On February 16, 2011, the number of holders of L-3 Holdings’ common stock was approximately 58,000. On February 23, 2011, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $79.45 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

			Closing Price
	Dividends Paid		(High-Low)
	2010	2009	2010	2009

Common Stock — Dividends Paid and Market Prices
First Quarter	$0.40	$0.35	$94.62 — $83.34	$79.83 — $57.63
Second Quarter	0.40	0.35	97.54 — 74.85	79.71 — 67.52
Third Quarter	0.40	0.35	76.65 — 66.60	82.19 — 63.97
Fourth Quarter	0.40	0.35	73.90 — 68.87	88.50 — 72.29

Year Ended December 31	$1.60	$1.40	97.54 — 66.60	88.50 — 57.63

On February 8, 2011, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 12.5% to $0.45 per share, payable on March 15, 2011, to shareholders of record at the close of business on March 1, 2011.

L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock. See Note 10 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that are registered pursuant to Section 12 of the Exchange Act during the 2010 fourth quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
				(or approximate
			Total number of	dollar value) of
			shares purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
	purchased	per share	or programs	or programs(1)
				(in millions)

September 25 — October 31, 2010	70,100	$71.17	70,100	$952
November 1 — 30, 2010	1,989,685	72.05	1,989,685	$809
December 1 — 31, 2010	3,040,933	71.22	3,040,933	$592

Total	5,100,718	$71.54	5,100,718

(1)	On July 14, 2010, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1 billion of its outstanding common stock through December 31, 2012.

From January 1, 2011 through February 24, 2011, L-3 Holdings has repurchased 1,367,992 shares of its common stock at an average price of $77.70 per share for an aggregate amount of approximately $106 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2005 to December 31, 2010. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in our common stock was $100 on December 31, 2005.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $74.35 per share on December 30, 2005. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6.	Selected Financial Data

We derived the selected financial data presented below at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 from our audited consolidated financial statements not included in this Form 10-K. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly, in some periods, by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2010	2009	2008(1)	2007	2006
		(in millions, except per share data)

Statement of Operations Data:
Net sales	$15,680	$15,615	$14,901	$13,961	$12,477
Cost of sales	13,930	13,959	13,342	12,513	11,198
Litigation gain (charge)(2)	—	—	126	—	(129)
Stock-based charge(3)	—	—	—	—	(39)

Operating income	1,750	1,656	1,685	1,448	1,111
Interest and other income, net	21	19	28	31	20
Interest expense(2)	269	279	290	314	313
Debt retirement charge	18	10	—	—	—

Income from continuing operations before income taxes	1,484	1,386	1,423	1,165	818
Provision for income taxes	518	475	494	411	292

Income from continuing operations	966	911	929	754	526
Less: Noncontrolling interests	11	10	11	9	10

Income from continuing operations attributable to L-3	$955	$901	$918	$745	$516

Net income attributable to L-3	$955	$901	$938	$745	$516

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$8.31	$7.65	$7.50	$5.92	$4.17

Net income	$8.31	$7.65	$7.67	$5.92	$4.17

Diluted:
Income from continuing operations	$8.25	$7.61	$7.43	$5.86	$4.13

Net income	$8.25	$7.61	$7.59	$5.86	$4.13

L-3 Holdings’ weighted average common shares outstanding:
Basic	114.3	116.8	121.2	124.9	123.1

Diluted	115.1	117.4	122.4	126.2	124.6

Cash dividends declared per share on L-3 Holdings’ common stock	$1.60	$1.40	$1.20	$1.00	$0.75

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) related to the sale of a product line, (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to a write-down of capitalized software development costs associated with a general aviation product, and (3) an after-tax gain of $20 million, or $0.16 per diluted share, related to the sale of our 85% ownership interest in Medical Education Technologies, Inc. on October 8, 2008. (The gain is excluded from income from continuing operations for the year ended December 31, 2008.)
(2)	The year ended December 31, 2008 includes a gain of $133 million ($81 million after income taxes, or $0.66 per diluted share) related to the reversal of a $126 million current liability for pending and threatened litigation and $7 million of related accrued interest as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict. The year ended December 31, 2006 includes the charge of $129 million ($78 million after income taxes, or $0.63 per diluted share) related to this adverse jury verdict, which was rendered on May 24, 2006.

(3)	The stock-based charge of $39 million ($25 million after income taxes, or $0.20 per diluted share) was recorded in the second quarter of 2006 in connection with L-3’s voluntary review of its past stock option granting practices and the related accounting.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)

Balance Sheet Data (at year end):
Working capital	$2,345	$2,669	$2,254	$2,181	$1,553
Total assets	15,451	14,875	14,484	14,389	13,285
Long-term debt	4,126	4,112	4,493	4,472	4,452
Equity	6,855	6,660	5,941	6,114	5,439
Cash Flow Data:
Net cash from operating activities	$1,461	$1,407	$1,387	$1,270	$1,074
Net cash used in investing activities	(945)	(272)	(432)	(388)	(1,091)
Net cash used in financing activities	(918)	(1,005)	(840)	(464)	(29)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 30 to 58, the report related to the financial statements and internal control over financial reporting can be found on page 62 and the financial statements and related notes can be found on pages F-1 to F-57. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages	30-31
Industry Considerations	Page	32
Key Performance Measures	Pages	32-34
Business Acquisitions and Business and Product Line Dispositions	Pages	34-35
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Pages	35-37
Goodwill and Identifiable Intangible Assets	Pages	37-42
Pension Plan and Postretirement Benefit Plan Obligations	Page	42
Valuation of Deferred Income Tax Assets and Liabilities	Pages	42-43
Liabilities for Pending and Threatened Litigation	Page	43
Valuation of Long-Lived Assets	Page	43
Results of Operations, including business segments	Pages	44-51
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page	51
Balance Sheet	Pages	51-53
Pension Plans	Page	53
Statement of Cash Flows	Pages	54-56
Contractual Obligations	Page	57
Off Balance Sheet Arrangements	Page	58
Legal Proceedings and Contingencies	Page	58

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

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our reportable segments is included in Note 22 to our audited consolidated financial statements. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, warrior systems, security & detection, propulsion systems, avionics and displays, telemetry & advanced technology, undersea warfare, and marine services.

During the quarter ended June 25, 2010, we made certain reclassifications between our Government Services and Electronic Systems reportable segments due to a re-alignment of a business within our management and organizational structure. See Note 22 to our audited consolidated financial statements for the prior period amounts reclassified between reportable segments.

For the year ended December 31, 2010, we generated sales of $15,680 million. Our primary customer was the DoD. The table below presents a summary of our 2010 sales by end customer and the percent contributed by each to our total 2010 sales.

		% of
	2010 Sales	Total Sales
	(in millions)

Air Force	$3,981	25%
Army	3,843	25
Navy/Marines	2,538	16
Other Defense	1,570	10

Total DoD	$11,932	76%
Other U.S. Government	1,145	7

Total U.S. Government	$13,077	83%
Foreign governments	1,142	8
Commercial — foreign	791	5
Commercial — domestic	670	4

Total sales	$15,680	100%

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

Industry Considerations

In recent years, a variety of changing conditions have significantly affected the markets for defense systems, products and services. There has been a fundamental shift in focus from a traditional “threat-based” model to one that emphasizes a broad range of capabilities needed to respond to all contingencies and to defeat all adversaries (all hazards, all threats). This expanded scope has transformed the U.S. defense posture to a “capabilities-based” orientation that can be tailored and structured to meet the demands of contemporary and future national and homeland security requirements. This approach involves creating a more flexible response with appropriate capability, agility and force while highlighting changing technologies and operational approaches applied to the challenges we face at every level of warfare and in conditions short of war. The entire set of capabilities resident in the DoD inventory are being examined for change, with special attention given to improved strategic defense systems, interoperable and brilliant networked information and communications systems, precise weapons and survivable delivery platforms, improved and enhanced intelligence, reconnaissance, surveillance and target acquisition systems, and security systems in general. This transformation also includes the application of military capabilities for homeland defense and selected emergency response efforts.

Furthermore, the latest DoD budgets have reflected increased focus on C5ISR (command, control, communications, computers, collaboration and intelligence, surveillance and reconnaissance), precision-guided weapons, UAVs and other electro-mechanical robotic capabilities, networked information technologies, special operations forces, and missile defense. In addition, the DoD has focused on a transformation strategy that seeks to balance modernization and recapitalization (or upgrading existing platforms and capabilities) while enhancing readiness and joint operations — all while engaging in demanding on-going military operations. As a result, defense budget program allocations continue to favor immediate war-fighting improvements and concurrent measured investment in new platforms. DoD’s emphasis on systems interoperability, force multipliers, advances in intelligence gathering, and the provision of real-time relevant data to battle commanders — often referred to as the common operating picture (COP), have increased the electronic content of nearly all major military procurement and research programs. Therefore, it is expected that the DoD budget for information technologies and defense electronics will grow. We believe L-3 is well positioned to benefit from the expected focus in those areas.

While the DoD budget could be affected by several factors, including current and future economic conditions and presidential administration priorities, we are unable to predict the impact and outcome of these uncertainties. However, the current outlook is one of a more focused application of DoD spending, based on emerging priorities, which we believe benefits L-3’s future orders and sales, operating results and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, operating profits, and cash flows of defense contractors, including L-3, depending on the platforms and programs affected by such budget reductions.

With regard to U.S. homeland defense and security, increased emphasis in these important endeavors may increase the demand for our capabilities in areas such as security systems, information assurance and cyber security, crisis management, preparedness and prevention services, and non-DoD security operations.

As of today, the entire federal government is operating under a continuing resolution authority for the fiscal year ending September 30, 2011. The continuing resolution funds programs and services, including DoD budgets, at approximately the same levels as fiscal year 2010. The continuing resolution expires on March 4, 2011, after which, Congress will either pass a new appropriations bill, extend the continuing resolution or shut down the government for all nonessential federal government services. An extension of the continuing resolution or a shut down of the government for all nonessential federal government services may adversely affect our sales and operating income and possibly delay new awards.

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

Sales Growth. Our average annual sales growth for the five years ended December 31, 2010, was 11%, with average annual organic sales growth of approximately 5% and average annual sales growth from business acquisitions, net of divestitures, of approximately 6%. Sales growth for the year ended December 31, 2010 was 0.4%, comprised of sales growth from business acquisitions, net of divestitures, of 1.3%, partially offset by an organic sales decline of 0.9%.

For the year ended December 31, 2010, our largest contract (revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command. Under this contract, which generated approximately 3% of our sales, we provide maintenance and logistical support services for rotary aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of two one-year options, expires on September 30, 2013 and we anticipate that the customer will announce an acquisition timeline during the third quarter of 2011 for the contract re-competition.

For the year ended December 31, 2009, our largest contract (revenue arrangement) in terms of annual sales was the Special Operations Forces Support Activity (SOFSA) contract, which generated approximately 3% of our sales. On June 21, 2010, SOFSA announced that the follow-on contract was awarded to another contractor. The transition to the successor contractor began immediately and ended in October 2010.

Like most of the U.S. defense industry, we have benefited from the upward trend in DoD budget authorization and spending outlays since 2001, including wartime supplemental funding for U.S. Overseas Contingency Operations (OCO) in Iraq and Afghanistan. While we believe the U.S. Government will continue to place a high priority on national security, we anticipate that future DoD base budgets will grow at a slower rate compared to the recent past and flatten or modestly decline in select areas, and that future OCO supplemental appropriations are declining. Mounting pressure for deficit reduction and reduced national spending has created an environment where national security spending will also be closely examined and possibly reduced. The fiscal year ending September 30, 2012 DoD base budget request of $553 billion was submitted by the Obama Administration to Congress on February 14, 2011, and is higher than the fiscal year 2011 base budget request of $549 billion by $4 billion or 1%. As noted in Industry Considerations on page 32, the entire federal government is currently operating under a continuing resolution authority for fiscal year 2011, including the DoD. Accordingly, the fiscal year 2011 DoD budget is currently $526 billion, which is the same as the actual DoD budget for fiscal year 2010. The fiscal year 2012 Budget Request includes Secretary Gates’ January 6, 2011 future budget outlook in which he identified $78 billion in DoD reductions for the five year fiscal period 2012 to 2016 compared to the same period in the fiscal year 2011 budget request. The fiscal year 2012 budget request shows average nominal growth in the base budget for fiscal years 2012 to 2016 of 2.2% compared to the fiscal year 2011 request. The base budget request reflects sustained funding for many areas, including communications, ISR, special operations support, modernization and upgrades to existing platforms, such as the Bradley Fighting Vehicles, helicopter crew training and maintenance and simulation and training systems, that are important to L-3. The fiscal year 2012 budget request also includes $118 billion of supplemental appropriations for OCO, which is $41 billion lower from the OCO request for fiscal year 2011 of $159 billion, due primarily to the planned draw down of U.S. military forces from Iraq by December 31, 2011. The actual OCO budget for fiscal year 2010 was $162 billion. The President’s budget request uses an annual OCO placeholder of $50 billion for fiscal year 2013 to fiscal year 2016.

The current and future DoD base budgets and OCO supplemental appropriations are a function of several factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, the level of U.S. military forces committed to OCO and geo-political developments. Any of these factors could result in a significant decline in or redirection of current and future DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at a lower cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Growth. For the year ended December 31, 2010, our consolidated operating income was $1,750 million, an increase of 6% from $1,656 million for the year ended December 31, 2009. Our consolidated operating margin was 11.2% for the year ended December 31, 2010, an increase of 60 basis points from 10.6% for the year ended December 31, 2009.

We are focused on modestly increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. However, we may not be able to continue to expand our operating margin on an annual basis and our operating margin could decline. Additionally, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could also reduce our operating margin if their margins are lower than L-3’s operating margin on existing business and contracts. In addition, changes in the competitive environment and our consolidated sales levels could also result in lower operating margin.

Business Acquisitions and Business and Product Line Dispositions

As discussed above, one aspect of our strategy is to selectively acquire businesses that add new products, services and technologies, or provide access to select customers, programs and contracts. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities. In addition, we may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive sales price.

Business Acquisitions and Divestitures

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2008, 2009 and 2010, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2010, we used $756 million of cash for business acquisitions, including earnout payments and remaining contractual purchase prices for acquisitions completed prior to January 1, 2010.

		Purchase
Business Acquisitions	Date Acquired	Price(1)
		(in millions)

2008
HSA Systems Pty. Ltd.	March 14, 2008	$16
METI	April 4, 2008	3	(2)
Electro-Optical Systems	April 21, 2008	178
G.A. International Electronics and subsidiaries (GAI)	July 25, 2008	4	(3)
International Resources Group Ltd.	December 3, 2008	63

Total 2008		$264

2009
Chesapeake Sciences Corporation	January 30, 2009	$91	(4)

2010
Insight Technology Incorporated	April 14, 2010	$611
Airborne Technologies, Inc.	August 4, 2010	34
3Di Technologies (3Di)	September 17, 2010	60	(5)(6)
FUNA International, GmbH	December 22, 2010	50	(6)

Total 2010		$755

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)	We increased our ownership interest in METI from approximately 80% to 85% in 2008. METI was sold on October 8, 2008, as described below.

(3)	Excludes additional purchase price, not to exceed $1 million, which is contingent upon the financial performance of GAI through July 2011.

(4)	Includes additional purchase price of approximately $4 million for certain acquired tax benefits.

(5)	Excludes additional purchase price, not to exceed $11 million, which is contingent upon the post acquisition financial performance of 3Di through December 31, 2012.

(6)	The final purchase price is subject to adjustment based on the closing date actual net assets.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions but, at this time, have not entered into any other agreements for transactions that would be considered significant business acquisitions.

Divestitures. On December 17, 2010, we divested InfraredVision Technology Corporation (ITC), which was within the Electronic Systems reportable segment. The divestiture resulted in an after-tax loss of less than $1 million. The annual revenues of approximately $4 million, operating results and net assets of ITC were not material for any period presented and, therefore, the ITC divestiture is not reported as a discontinued operation.

On October 8, 2008, we divested our 85% ownership interest in METI, which was within the Electronic Systems reportable segment. The sale resulted in an after-tax gain of $20 million (pre-tax gain of $33 million), which was excluded from income from continuing operations. The revenues, operating results and net assets of METI for all periods presented were not material and, therefore, are not presented as discontinued operations. On May 9, 2008, we sold the Electron Technologies Passive Microwave Devices (PMD) product line within the Electronic Systems reportable segment and recognized an after-tax gain of approximately $7 million (pre-tax gain of $12 million).

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

Accounting for the sales on these fixed-price contracts requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

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

For contracts with multiple deliverables, we apply the separation and allocation guidance under the accounting standard for revenue arrangements with multiple deliverables, unless all the deliverables are covered by contract accounting standards, in which case we apply the separation and allocation guidance under contract accounting standards. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be separated into more than one unit of accounting. We recognize revenue for each unit of accounting based on the revenue recognition policies discussed above.

Sales and profit in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, we do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2010, we had goodwill of $8,730 million and identifiable intangible assets of $470 million.

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

We review goodwill for impairment at least annually as of November 30, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for goodwill. The goodwill for each reporting unit is tested using a two-step process. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics.

L-3 had 19 reporting units at December 31, 2010 and 18 reporting units at December 31, 2009. The composition of our reporting units and associated goodwill were substantially the same in 2010 as compared to 2009 except for changes in goodwill caused primarily by business acquisitions and foreign currency translation adjustments, as disclosed in Note 7 to our audited consolidated financial statements, included elsewhere herein.

The table below presents the number of reporting units in each of our reportable segments and the associated goodwill, at December 31, 2010 for each of our reportable segments.

	Number of	Aggregate
Reportable Segment	Reporting Units	Goodwill
		(in millions)

C3ISR	3	$868
Government Services	1	2,285
AM&M	1	1,172
Electronic Systems	14	4,405

Total	19	$8,730

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

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2010, were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales, operating income, and cash flows, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate for the U.S. economy and the respective industries in which the reporting units operate, and (3) risk adjusted discount rates, including the estimated risk-free rate of return, that are used to discount future cash flow projections to their present values. Although certain refinements to the process used to forecast cash flows were implemented, there were no significant changes to the underlying methods used in 2010 as compared to the prior year DCF valuations of our reporting units.

The risk adjusted discount rate represents the estimated weighted-average cost of capital (WACC) for each reporting unit at the date of the annual impairment test. Each reporting unit WACC was comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to each of L-3’s reporting units, including a risk free rate of return (i.e. prevailing market yield of 4.1% on the 30 year U.S. Treasury Bond as of November 30, 2010) and an equity risk premium of 5%, and (2) the current after-tax market rate of return on L-3’s debt (which was 3.1% as of November 30, 2010), each weighted by the relative market value percentages of L-3’s equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including: (1) changes to the estimated required rate of return on equity based on historical returns on common stock securities of publicly traded companies with business characteristics comparable to each of L-3’s reporting units and the Standard & Poor’s 500 Index over a two-year period, (2) changes to the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury Bond on the date of our annual goodwill impairment assessments, and (3) changes to the market rate of return on L-3’s debt based on the prevailing yields on L-3’s publicly traded debt securities on the date of our annual goodwill impairment assessments. The 2010 equity risk premium of 5% used to determine our WACC was unchanged from the prior year. The WACC for 2011 to 2015 remained the same as last year except for Government Services, which increased by 40 basis points. The WACC after 2015 increased 80 basis points for the Government Services reportable segment, 40 basis points for the Electronic Systems reportable segment, and 30 basis points the C3ISR and AM&M reportable segments. These increases were primarily due to higher estimated required rates of return on equity for the comparable companies that we utilize to develop our cost of equity.

The table below presents the weighted average risk adjusted discount rate assumptions used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2010.

Reportable Segment	2011 – 2015	After 2015

C3ISR(1)	7.0%	8.2%
Government Services(2)	7.0%	8.2%
AM&M(2)	7.0%	8.2%
Electronic Systems(3)	7.3%	8.6%

(1)	All reporting units within the C3ISR reportable segment used the risk adjusted discount rates as presented in the table above.

(2)	The Government Services and AM&M reportable segments are each comprised of one reporting unit.

(3)	The weighted average risk adjusted discount rate for the Electronic Systems reportable segment is comprised of separate assumptions for each reporting unit that range that from 7.0% to 8.6% for 2011 to 2015, and 8.2% to 10.3% for the years after 2015.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2010, 2009 and 2008 for our reportable segments ranged from a negative 3% to a positive 8%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors. The factors that affect the level of annual cash flows in each of our reporting units include, but are not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements) that are affected by the financing terms of individual contracts, (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year. The 2010 cash flow amount and the cash flow growth rate for each of the last three years for each of our reportable segments are presented in the following table.

	Estimated
Reportable Segment	Cash Flow(1)	Growth Rate
	(in millions)
	2010	2010	2009	2008	3 Yr. Average

C3ISR(2)	$120	(44)%	32%	17%	2%
Government Services(3)	$285	8%	(40)%	23%	(3)%
AM&M(4)	$228	46%	(30)%	9%	8%
Electronic Systems(5)	$568	5%	5%	(9)%	1%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The decrease in cash flow in 2010 for C3ISR was due to the timing of billings and cash receipts on certain fixed price contracts for networked communications and higher working capital requirements, partially offset by growth in sales and operating income. The increase in cash flow in 2009 for C3ISR was primarily due to growth in sales and operating income. In 2008, the cash flow growth was primarily due to growth in sales and operating income, in addition to a smaller increase in working capital for ISR Systems as compared to 2007.

(3)	The increase in cash flows in 2010 for Government Services was primarily due to working capital improvements and the timing of advanced payments for certain contracts for foreign customers. The decrease in cash flows in 2009 was primarily due to lower sales and operating income in comparison to the prior year, driven primarily by lower Iraq-related linguist services. The increase in cash flows in 2008 was primarily due to higher sales and operating income for business areas other than linguist services and collection of receivables on the Iraq-related linguist services contract that L-3 was the prime contractor for which the period of performance ended June 9, 2008.

(4)	The increase in cash flows in 2010 for AM&M was primarily due to lower working capital, primarily for billed receivables on contracts nearing completion and the loss of the SOFSA contract, and lower capital expenditures. In 2009, lower cash flow was primarily due to cash used for working capital attributable to increased billed receivables associated with 2009 sales growth, primarily system field services. The increase in cash flows in 2008 for AM&M was primarily due to increases in accounts payable balances and receivable collections for aircraft and base support services due to the timing of payments and collections.

(5)	The increase in cash flows in 2010 for Electronic Systems was primarily due to higher operating income compared to 2009 for EO/IR, microwave, aviation products and undersea warfare. The increase in cash flows in 2009 was primarily due to higher operating income compared to 2008 for several business areas, primarily EO/IR and power and control systems. The decrease in cash flows in 2008 for Electronic Systems was primarily due to more cash used for working capital across several business areas, partially offset by higher 2008 operating income.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, but not limited to historical multi-year average cash flow trends by reporting unit, as well as: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow growth rates of our reporting units. For our goodwill impairment assessments as of November 30, 2010, we assumed that the economic and competitive environments continue to be challenging in Government Services and our commercial businesses and slower growth in DoD budgets compared to prior year. We also made additional assumptions that consider the factors noted above that were relevant and specific to each of our reporting units.

The table below presents the estimated (1) 2011 cash flow amount, (2) average cash flow growth rates for 2011 – 2013, and (3) weighted average cash flow growth rates for 2014 and 2015 and after 2015 for each of our reportable segments.

	Estimated
Reportable Segment	Cash Flow	Estimated Average Growth Rates
	(in millions)	2011 – 2013
	2011	3 Yr. Average	2014 – 2015	After 2015

C3ISR	$284(1)	47%	2%	1%
Government Services	$278(2)	(1)%	0%	0%
AM&M	$147(3)	(11)%	0%	0%
Electronic Systems	$410(4)	7%	0%	1%

(1)	C3ISR projected cash flows are expected to increase by $164 million from $120 million in 2010 to $284 million in 2011. The increase is due primarily to higher expected sales and working capital improvements for networked communications.

(2)	Government Services projected cash flows are expected to decrease by $7 million from $285 million in 2010 to $278 million in 2011. The decrease is due primarily to lower expected sales volume, partially offset by the timing of the collection of billed and unbilled receivables.

(3)	AM&M projected cash flows are expected to decrease by $81 million from $228 million in 2010 to $147 million in 2011. The decrease is primarily due lower expected sales volume and the timing of cash receipts and disbursements used for working capital.

(4)	Electronic Systems projected cash flows are expected to decrease by $158 million from $568 million in 2010 to $410 million in 2011. The decrease is primarily due to the timing of cash receipts for advance payments and billed receivables.

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

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of six, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2010 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these six reporting units. These reporting units are all included in our Electronic Systems reportable segment.

	Risk Adjusted
	Discount Rates		Estimated Annual Cash Flow Growth Rate				Estimated
						3 Year	2010	Goodwill	Excess
Reporting Unit	2011-2015	After 2015	2010	2009	2008	Average	Cash Flows	Balance(1)	Fair Value(2)
							(in millions)%			$

Undersea Warfare(3)	7.0%	8.2%	27%	1,460%	(72)%	472%	$50	$238	15%	$36
Warrior Systems(4)	7.0%	8.2%	(24)%	22%	316%	105%	$29	$567	13%	$138
Marine Services(5)	7.0%	8.2%	(67)%	592%	23%	183%	$9	$105	10%	$11
Advanced Technology & Telemetry(6)	7.7%	9.1%	(30)%	83%	0%	18%	$28	$193	8%	$21
Propulsion Systems(7)	7.0%	8.2%	83%	(68)%	0%	5%	$22	$138	6%	$14
Power & Control Systems(8)	7.0%	8.2%	(35)%	41%	(29)%	(8)%	$67	$686	3%	$21

(1)	The goodwill balance is as of November 30, 2010, our goodwill impairment testing date.

(2)	The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(3)	Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 90% in 2011 compared to 2010 levels due to liquidations of advance payments on contracts with non-DoD customers and contracts nearing completion. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will remain approximately 70% below 2010 levels in 2012 and 2013 reflecting continued liquidations of advance payments and working capital requirements, primarily inventory for airborne dipping sonar contracts for allied foreign navies. Projected cash flows are expected to grow annually at 2% after 2013.

(4)	The Warrior Systems reporting unit was created in the third quarter of 2010 as a result of our acquisition of Insight on April 14, 2010, and its combination with two existing EO/IR businesses. Cash flow data for 2008 and 2009 include the cash flows from the two former EO/IR businesses and the 2010 cash flow includes these two businesses and Insight from the acquisition date. The DCF valuation for this reporting unit assumed an average annual cash flow growth rate of 39% during 2011 through 2013, reflecting full year operations for Insight compared to partial year of operations in 2010, timing of cash receipts and disbursements used for working capital and expected reductions in administrative and overhead costs resulting from the formation of this reporting unit and consolidation of select business processes within the reporting unit. Projected cash flows are expected to grow 1% after 2013.

(5)	Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 40% in 2011 compared to 2010 due to contracts nearing completion and expected delay of repairs and service life extensions of U.S. Navy surface vessels because of current military and humanitarian deployments. In addition, our DCF valuation for this reporting unit assumed that the projected cash flow will remain substantially the same through 2013 reflecting an expected 3% three-year average growth in sales for service life extension on landing craft air cushion amphibious vehicles, and of U.S. Navy surface vessels as deployments are completed, and higher operating income due to improved contract performance. Projected cash flows are expected to grow annually at 4% for 2014 and 1% thereafter.

(6)	Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 50% in 2011 compared to 2010 due to expected liquidations of advance payments on contracts with non-DoD customers. In addition, our DCF valuation for this reporting unit assumed that the projected cash flow level will remain approximately 20% below 2010 levels through 2013 reflecting continued liquidations of advanced payments partially offset by slightly higher operating margin due to an expected 4% three year average growth in sales primarily for space-based and high-altitude electromagnetic pulse products. Projected cash flows are expected to grow annually at 1% after 2013.

(7)	Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 60% in 2011 compared to 2010 levels due to lower sales and operating income because of expected reductions in DoD funding for Bradley Fighting Vehicles and delays in foreign military procurement of engines for combat vehicles. In addition, our DCF valuation for this reporting unit assumed that the DoD will continue to fund the Bradley Fighting Vehicle at 2010 levels thereby keeping sales, operating income and cash flow substantially the same through 2013. Projected cash flows are expected to grow annually at 2% after 2013.

(8)	Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 50% in 2011 compared to 2010 due to expected liquidations of advance payments on an electric drive contract for a Korean shipyard and lower sales and operating income due to continued reduced demand for commercial shipbuilding products. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will be approximately 15% below 2010 in 2012 and 2013 reflecting an expected three year average sales growth of 2% in sales for commercial shipbuilding from the 2010 depressed levels. Projected cash flows are expected to grow annually at 3% for 2014 and 2015 and 1% thereafter.

As noted above, the expected future cash flow growth rates for each of our reporting units are primarily based on our estimates of future sales, operating income, and working capital changes. The substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Historically, approximately 75% of L-3’s annual sales have been generated from DoD customers. Although the DoD budget could be negatively affected by several factors, including but not limited to U.S. Government budget deficits and the national debt, as of today, the DoD budget has not been meaningfully impacted by the current economic and political environment. Moreover, consistent with our discussion of industry considerations under “Key Performance Measures” beginning on page 32, we anticipate defense budget and spending priorities will continue to focus on many areas that match several of L-3’s core competencies. However, our current estimates and assumptions may not result in the projected cash flow outcomes due to a number of factors, including an economic environment that is more challenging than we anticipate, U.S. Government efforts to reduce budget deficits and the national debt, and DoD priority shifts that do not match L-3’s core competencies. Conversely, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including the six in the table above, such as reducing administrative and other overhead costs, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2011 is expected to increase by $3 million to $157 million from $154 million in 2010. Our discount rate assumption decreased from a weighted average rate of 6.26% in 2009 to 5.57% in 2010. The increase in our 2011 pension expense resulting from the decrease in discount rate and change in mortality assumptions is mostly offset by higher expected asset returns in 2011 due to higher pension plan asset balances as of the beginning of 2011 compared to 2010. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 53 for a further discussion of our estimated 2011 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2010 and 2009 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 53.

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2010, we had net deferred tax liabilities of $194 million, net of deferred tax assets of $14 million for loss carryforwards and $8 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that L-3 will be able to realize its deferred tax assets, except for certain foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 19 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2010, the consolidated carrying values of our property, plant and equipment were $923 million, certain long-term investments were $55 million, and capitalized software development costs were $43 million. As of December 31, 2010, the carrying value of our property, plant and equipment represented 6% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures, as well as volatility in external markets for investments. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected, significantly in some periods, by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2010 compared with 2009 and 2009 compared with 2008.

	Year Ended December 31,		Increase/		Year Ended December 31,		Increase/
(in millions, except per share data)	2010	2009	(decrease)		2009	2008(1)	(decrease)

Net sales	$15,680	$15,615	$65		$15,615	$14,901	$714
Operating income	$1,750	$1,656	$94		$1,656	$1,685	$(29)
Litigation Gain(2)	—	—	—		—	(126)	126

Segment operating income	$1,750	$1,656	$94		$1,656	$1,559	$97

Operating margin	11.2%	10.6%	60	bpts	10.6%	11.3%	(70	)bpts
Litigation Gain(2)	—%	—%	—	bpts	—%	(0.8)%	80	bpts

Segment operating margin	11.2%	10.6%	60	bpts	10.6%	10.5%	10	bpts
Net interest expense and other income	$266	$270	$(4)		$270	$262 (2)	$8
Effective income tax rate	34.9%	34.3%	60	bpts	34.3%	34.7%	(40	) bpts
Income from continuing operations attributable to L-3	$955	$901	$54		$901	$918	$(17)
Net income attributable to L-3	$955	$901	$54		$901	$938	$(37)
Diluted earnings per share:
Income from continuing operations	$8.25	$7.61	$0.64		$7.61	$7.43	$0.18
Net income	$8.25	$7.61	$0.64		$7.61	$7.59	$0.02
Diluted weighted average common shares outstanding	115.1	117.4	(2.3)		117.4	122.4	(5.0)

(1)	The year ended December 31, 2008 includes: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) related to the sale of a product line (the “Product Line Divestiture Gain”), and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) related to a write down of capitalized software development costs for a general aviation product (the “Impairment Charge”), both recorded in the second quarter of 2008. Together with the Litigation Gain described in Note (2) below, these items are referred to as the Q2 2008 Items.

(2)	On June 27, 2008, a decision by the U.S. Court of Appeals vacated an adverse 2006 jury verdict. In the second quarter of 2008, we recorded a gain of $133 million ($81 million after income taxes, or $0.66 per diluted share), comprised of the reversal of a $126 million current liability for pending and threatened litigation and the reversal of $7 million of related accrued interest (the “Litigation Gain”).

2010 Compared with 2009

Net Sales: For the year ended December 31, 2010, consolidated net sales of approximately $15.7 billion increased slightly compared to the year ended December 31, 2009. Sales growth from the C3ISR segment was offset by lower sales from the Government Services and Electronic Systems reportable segments and the AM&M reportable segment, primarily due to the loss of the SOFSA contract. Acquired businesses, primarily Insight Technology (Insight) and 3Di Technologies (3Di), contributed $207 million to net sales for the year ended December 31, 2010.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR reportable segments, as well as marine services, simulation & training and maintenance for security and detection systems within our Electronic Systems reportable segment, decreased by $15 million to $8,084 million, compared to $8,099 million for the year ended December 31, 2009. Sales from services represented approximately 52% of consolidated net sales for each of the years. The decrease was due primarily to reduced subcontractor pass-through sales for U.S. Army systems and software engineering and sustainment (SSES) services, the loss of the SOFSA contract and the loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol, and lower sales volume for marine services and simulation & training due to contracts nearing completion. These decreases were partially offset by organic sales growth in airborne ISR logistics support and fleet management services for the U.S. Air Force and information technology (IT) support services for the U.S. Special Operations Command (SOCOM) and other U.S. Government agencies.

Sales from products, primarily from our C3ISR and Electronic Systems reportable segments increased by $80 million to $7,596 million for the year ended December 31, 2010, compared to $7,516 million for the year ended December 31, 2009. Sales from products represented approximately 48% of consolidated net sales for each of the years. The increase was primarily due to organic growth from networked communications, aircraft modernization, EO/IR, microwave, and security & detection systems and sales from the Insight acquired business. These increases were partially offset by sales declines for combat propulsion systems, commercial shipbuilding products, precision engagement, displays, and marine services. See the reportable segment results below for additional discussion of our segment sales.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2010 increased by $94 million, or 6%, to $1,750 million from $1,656 million from the year ended December 31, 2009. Operating margin increased to 11.2% for the year ended December 31, 2010 from 10.6% for the year ended December 31, 2009. Higher sales and improved contract performance for the C3ISR segment and favorable sales mix across several businesses, improved contract performance, and $9 million from the sale of a technology license in the Electronic Systems segment increased operating margin by 80 basis points. Lower pension expense of $16 million ($10 million after income taxes, or $0.09 per diluted share) increased operating margin by 10 basis points. These increases were partially offset by lower operating margins in the Government Services segment, which reduced operating margin by 20 basis points. Severance charges, primarily in the Electronic Systems segment, of $17 million reduced operating margin by 10 basis points. See the reportable segment results below for additional discussion of segment operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $4 million for the year ended December 31, 2010 compared to last year. Lower interest expense primarily as a result of lower outstanding debt and higher income from investments accounted for using the equity method were partially offset by higher debt retirement charges. During 2010, we redeemed our 6 1/8% Senior Subordinated Notes due 2013 and 2014 and recorded related debt retirement charges of $18 million. During 2009, we redeemed our 7 5/8% Senior Subordinated Notes due 2012 and recorded a related $10 million debt retirement charge.

Effective income tax rate: The effective tax rate for the year ended December 31, 2010 increased by 60 basis points to 34.9% compared to last year. The increase was primarily due to higher tax benefits for the resolution of tax contingencies in 2009. In addition, the year ended December 31, 2010 included a tax provision of $5 million, or $0.04 per diluted share, related to the U.S. Federal Patient Protection and Affordable Care Act, which changed the tax treatment for certain retiree prescription drug benefits and increased the tax rate by 30 basis points.

Diluted earnings per share and net income attributable to L-3: Diluted earnings per share (EPS) increased by $0.64, or 8%, to $8.25 for the year ended December 31, 2010 from $7.61 for the year ended December 31, 2009. Net income attributable to L-3 increased by $54 million, or 6%, to $955 million for the year ended December 31, 2010 from $901 million for the year ended December 31, 2009.

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the year ended December 31, 2010 decreased by 2.3 million shares, or 2%, compared to the year ended December 31, 2009. The decrease was due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2009 Compared with 2008

Net sales: For the year ended December 31, 2009, consolidated net sales increased by 5% compared to the year ended December 31, 2008, driven primarily by strong growth in the C3ISR reportable segment and modest growth in the AM&M and Electronic Systems reportable segments. These sales increases were partially offset by a decrease in the Government

Services reportable segment caused primarily by lower linguist sales. The increase in consolidated net sales from acquired businesses, net of divestitures, was $187 million, or 1%.

Sales from services increased by $328 million to $8,099 million, representing approximately 52% of consolidated net sales for the year ended December 31, 2009, compared to $7,771 million, or 52% of consolidated net sales for the year ended December 31, 2008. The increase in service sales was primarily due to organic sales growth in ISR systems, systems field support services, information technology (IT) support services and marine systems. These increases were partially offset by a decrease in Iraq-related linguist services, lower volume for contract field services (CFS) and reduced subcontractor pass-through sales for SSES services.

Sales from products, primarily for our Electronic Systems and C3ISR reportable segments, increased by $386 million to $7,516 million, representing approximately 48% of consolidated net sales for the year ended December 31, 2009, compared to $7,130 million, or approximately 48% of consolidated net sales, for the year ended December 31, 2008. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Electronic Systems reportable segment primarily for EO/IR and microwave products. See the reportable segment results below for additional discussion of our segment sales.

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

For the year ended December 31, 2009, operating margin decreased by 70 basis points to 10.6% compared to 11.3% for the year ended December 31, 2008. The Q2 2008 Items increased consolidated operating margin for the year ended December 31, 2008 by 70 basis points. Excluding the Q2 2008 Items, consolidated operating margin would have been 10.6% for the year ended December 31, 2008. Operating margin for the year ended December 31, 2009 increased by 50 basis points due to higher margins, primarily for the C3ISR reportable segment and certain businesses within the Electronic Systems reportable segment. This increase was offset by higher pension expense for the year ended December 31, 2009 compared to the year ended December 31, 2008, which reduced operating margin by 50 basis points. See the reportable segment results below for additional discussion of segment operating margin.

Net interest expense and other income: Net interest expense and other income for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased by $8 million, or 3%, primarily due to a $10 million debt retirement charge related to the redemption of our $750 million 7 5/8% Senior Subordinated Notes due 2012 on November 2, 2009, and the $7 million of accrued interest that was reversed during 2008 in connection with the Litigation Gain. These increases were partially offset by lower interest expense and income from equity method investments.

Effective income tax rate: The effective tax rate for the year ended December 31, 2009 decreased by 40 basis points to 34.3% compared to last year. Excluding the Q2 2008 Items, the effective tax rate for the year ended December 31, 2008 was 34.3%.

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

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2010	2009(1)	2008(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$3,399.1	$3,095.0	$2,537.2
Government Services	3,963.0	4,094.2	4,269.8
AM&M	2,780.9	2,826.4	2,672.6
Electronic Systems	5,536.6	5,599.1	5,421.5

Consolidated net sales	$15,679.6	$15,614.7	$14,901.1

Operating income:
C3ISR	$395.2	$343.9	$244.4
Government Services	344.3	394.1	422.8
AM&M	229.1	243.0	243.1
Electronic Systems	781.5	675.2	648.7	(3)

Total segment operating income	$1,750.1	$1,656.2	$1,559.0	(3)
Litigation Gain	—	—	125.6	(4)

Consolidated operating income	$1,750.1	$1,656.2	$1,684.6

Operating margin:
C3ISR	11.6%	11.1%	9.6%
Government Services	8.7%	9.6%	9.9%
AM&M	8.2%	8.6%	9.1%
Electronic Systems	14.1%	12.1%	12.0%	(3)
Total segment operating margin	11.2%	10.6%	10.5%	(3)
Litigation Gain	—%	—%	0.8%	(4)

Consolidated operating margin	11.2%	10.6%	11.3%

(1)	As a result of a re-alignment of a business unit in our management and organizational structure as discussed in Note 2 to our audited consolidated financial statements, sales of $60.9 million and $47.7 million and operating income of $2.6 million and $2.9 million were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment for the years ended December 31, 2009 and December 31, 2008, respectively.

(2)	Net sales are after intercompany eliminations.

(3)	Total segment operating income includes the $12 million Product Line Divestiture gain and the $28 million Impairment Charge, which were recorded in the Electronic Systems reportable segment. The Product Line Divestiture gain and Impairment Charge, on a net basis, reduced total segment operating margin by 10 basis points and operating margin for the Electronic Systems reportable segment by 30 basis points for the year ended December 31, 2008.

(4)	Represents the $126 million Litigation Gain recorded in the second quarter of 2008.

C3ISR

	Year Ended December 31,				Year Ended December 31,
	2010	2009	Increase		2009	2008	Increase
	(dollars in millions)

Net sales	$3,399.1	$3,095.0	$304.1		$3,095.0	$2,537.2	$557.8
Operating income	395.2	343.9	51.3		343.9	244.4	99.5
Operating margin	11.6%	11.1%	50	bpts	11.1%	9.6%	150	bpts

2010 Compared with 2009

C3ISR net sales for the year ended December 31, 2010 increased by 10% compared to the year ended December 31, 2009 primarily due to demand for airborne ISR logistics support and fleet management services and networked communications systems for manned and unmanned platforms.

C3ISR operating income for the year ended December 31, 2010 increased by 15% compared to the year ended December 31, 2009. Operating margin increased by 50 basis points. Higher sales volume and improved contract performance increased operating margin by 50 basis points and lower pension expense of $6 million increased operating margin by 20 basis points. These increases were partially offset by higher lower margin services sales, which reduced operating margin by 20 basis points.

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

Government Services

	Year Ended December 31,				Year Ended December 31,
	2010	2009	Decrease		2009	2008	Decrease
	(dollars in millions)

Net sales	$3,963.0	$4,094.2	$(131.2)		$4,094.2	$4,269.8	$(175.6)
Operating income	344.3	394.1	(49.8)		394.1	422.8	(28.7)
Operating margin	8.7%	9.6%	(90	) bpts	9.6%	9.9%	(30	) bpts

2010 Compared with 2009

Government Services net sales for the year ended December 31, 2010 decreased by 3% compared to the year ended December 31, 2009. The decrease was primarily due to: (1) reduced subcontractor pass-through sales volume of $154 million related to SSES services that migrated to a contract where L-3 is not a prime contractor, (2) $46 million of lower sales volume from the loss of an Afghanistan Ministry of Defense support contract, and (3) $27 million of lower sales volume from reduced tasking for Iraq training work. These decreases were partially offset by increases of $83 million primarily for increased logistics and law enforcement support services for the U.S. Army due to higher volume for Afghanistan, and information technology support services for SOCOM and other U.S. Government agencies. The increase in net sales from acquired businesses was $13 million.

Government Services operating income for the year ended December 31, 2010 decreased by 13% compared to the year ended December 31, 2009. Operating margin decreased by 90 basis points. Operating margin was reduced by 120 basis points primarily due to lower sales volume and lower margins on select contract renewals and new contracts. These decreases were partially offset by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 30 basis points.

2009 Compared with 2008

Government Services net sales for the year ended December 31, 2009 decreased by 4% compared to the year ended December 31, 2008. Sales declined due to: (1) lower sales of Iraq-related linguist services of $226 million, (2) reduced subcontractor pass-through sales volume of $56 million related to task order renewals for U.S. Army systems and software engineering and sustainment (SSES) services which migrated to a contract where L-3 is not a prime contractor, (3) $37 million of lower sales volume due to the timing of deliveries for engineering support services to the DoD, and (4) $15 million of lower volume for intelligence support services for the U.S. Army and U.S. Government agencies. These decreases were partially offset by increases of $48 million primarily for IT support services for USSOCOM and the executive branch of the U.S. Government due to higher volume on new and existing contracts. Additionally, the increase in net sales from acquired businesses was $110 million, or 3%.

Government Services operating income for the year ended December 31, 2009 decreased by 7% compared to the year ended December 31, 2008. Operating margin decreased by 30 basis points. Lower margins on select contract renewals during 2009 and higher profit margins on certain fixed price contracts during 2008 reduced operating margin by 40 basis points for the year ended December 31, 2009 compared to the year ended December 31, 2008. Acquired businesses also reduced operating margin by 10 basis points. These decreases were partially offset by a decline in sales of lower margin linguist services, which increased operating margin by 20 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,				Year Ended December 31,		Increase/
	2010	2009	Decrease		2009	2008	(decrease)
	(dollars in millions)

Net sales	$2,780.9	$2,826.4	$(45.5)		$2,826.4	$2,672.6	$153.8
Operating income	229.1	243.0	(13.9)		243.0	243.1	(0.1)
Operating margin	8.2%	8.6%	(40	) bpts	8.6%	9.1%	(50	) bpts

2010 Compared with 2009

AM&M net sales for the year ended December 31, 2010 decreased by 2% compared to the year ended December 31, 2009. The decrease was primarily due to sales volume declines of $123 million from SOFSA and $45 million from the loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol in 2009. These decreases were partially offset by $122 million in sales increases primarily for higher volume for Joint Cargo Aircraft (JCA), rotary wing cabin assemblies, and the Canadian Maritime Helicopter Program.

AM&M operating income for the year ended December 31, 2010 decreased by 6% compared to the year ended December 31, 2009. Operating margin decreased by 40 basis points. The decrease in operating margin was primarily due to lower volume and prices for systems field support services and lower margin sales mix, primarily related to higher JCA volume, which has lower margins than the overall AM&M segment.

2009 Compared with 2008

AM&M net sales for the year ended December 31, 2009 increased by 6% compared to the year ended December 31, 2008. The increase in sales was due to: (1) $217 million of higher sales volume primarily due to higher demand from existing contracts for systems field support services for U.S. Army and U.S. Air Force rotary and fixed wing training aircraft and U.S. Special Operations Forces logistics support and higher sales for new contracts, and (2) $61 million of higher sales for JCA. These increases were partially offset by sales volume declines of $124 million for contract field services (CFS) as fewer task orders were received because of more competitors on the current contract that began on October 1, 2008.

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

Electronic Systems

	Year Ended December 31,		(Decrease)/		Year Ended December 31,
	2010	2009	Increase		2009	2008	Increase
	(dollars in millions)

Net sales	$5,536.6	$5,599.1	$(62.5)		$5,599.1	$5,421.5	$177.6
Operating income	781.5	675.2	106.3		675.2	648.7	26.5
Operating margin	14.1%	12.1%	200	bpts	12.1%	12.0%	10	bpts

2010 Compared with 2009

Electronic Systems net sales for the year ended December 31, 2010 decreased by 1% compared to the year ended December 31, 2009, reflecting lower sales volume of: (1) $113 million for combat propulsion systems due to a reduction in DoD funding for Bradley Fighting Vehicles, (2) $107 million due to reduced demand for commercial ship building products, and (3) $168 million from precision engagement, marine services, training & simulation, and displays due to contracts nearing completion. These decreases were partially offset by $122 million of sales volume increases due to higher demand primarily for EO/IR products to the U.S. Army, microwave products and security & detection systems, and $9 million from the sale of a technology license. Acquired businesses, primarily Insight and 3Di, contributed $194 million to net sales.

Electronic Systems operating income for the year ended December 31, 2010 increased by 16% compared to the year ended December 31, 2009. Operating margin increased by 200 basis points. Favorable sales mix across several businesses, primarily EO/IR products, increased operating margin by 160 basis points. Additionally, three items comprised of: (1) the sale of a technology license for $9 million, (2) a volume price adjustment on a supply contract of $6 million, and (3) a favorable contract modification for precision engagement of $5 million, collectively increased operating income by $20 million and operating margin by 40 basis points compared to the year ended December 31, 2009. Lower pension expense of $10 million increased operating margin by 20 basis points. These increases were partially offset by severance charges of $11 million, which reduced operating margin by 20 basis points.

2009 Compared with 2008

Electronic Systems net sales for the year ended December 31, 2009 increased by 3% compared to the year ended December 31, 2008, reflecting higher sales volume of: (1) $91 million for EO/IR products, primarily due to demand and deliveries on new and existing contracts, (2) $57 million for microwave products primarily due to deliveries of mobile and ground-based satellite communications systems and spare parts for the U.S. military, communication services primarily to the DoD, and higher sales volume for tactical signal intelligence systems, and (3) $47 million primarily for deliveries of tactical quiet generators for mobile electric power for the U.S. Armed Services, and new and follow-on contracts for shipboard electronics and power distribution, conditioning and conversion products primarily to the U.S. Navy. The increase in net sales from acquired businesses, net of divestitures, was $78 million, or 1%, and pertains mostly to the Electro-Optical Systems (EOS) business acquired on April 21, 2008, and to Chesapeake Sciences Corporation acquired on January 30, 2009. These sales increases were partially offset by decreases of: (1) $59 million for aviation products as a result of reduced demand from commercial customers caused by the global economic recession, and (2) $36 million for security & detection and undersea warfare due to delays in receipt of expected orders and timing of deliveries.

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

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2010, we had total cash and cash equivalents of $607 million. While no amounts of the cash and cash equivalents are considered restricted, $425 million are held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $1,461 million of cash from operating activities during the year ended December 31, 2010. Significant cash uses during the year ended December 31, 2010, included $834 million to repurchase shares of our common stock, $756 million paid for business acquisitions, and $184 million for dividends.

As of December 31, 2010, we also had $983 million of borrowings available under our Revolving Credit Facility, after reductions of $17 million for outstanding letters of credit, subject to certain conditions. Our Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Our business may not continue to generate cash flow at current levels, and it is possible that currently anticipated improvements may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, reduce dividend payments, refinance all or a portion of our existing debt or obtain additional financing, which we may not be able to do on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES. On February 7, 2011, we issued $650 million in principal amount of 4.95% Senior Notes maturing February 15, 2021. We will use the net proceeds, together with cash on hand, to redeem our $650 million 5 7/8% Senior Subordinated Notes maturing January 15, 2015 (2015 Notes). The redemption price is 101.958% of the principal amount, plus accrued and unpaid interest up to, but not including, March 9, 2011, the redemption date. Subsequent to the redemption of our 2015 Notes, the first scheduled maturity of our existing debt will be our $1 billion 6 3/8% Senior Subordinated Notes maturing on October 15, 2015.

For a discussion of our debt refinancing activities during 2010, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities-Debt” on page 55.

Balance Sheet

Billed receivables increased by $150 million to $1,299 million at December 31, 2010 from $1,149 million at December 31, 2009 due to: (1) higher sales for networked communications, (2) the timing of billings and collections primarily for government services and undersea warfare, and (3) $47 million of acquired billed receivables from business acquisitions. These increases were partially offset by decreases for AM&M, displays, simulation & training, and combat propulsion systems due to lower sales and $3 million for foreign currency translation adjustments.

Contracts in process increased by $153 million to $2,548 million at December 31, 2010, from $2,395 million at

December 31, 2009. The increase included $13 million for acquired contracts-in-process, $4 million primarily for balance sheet reclassifications, and $136 million from:

•	Increases of $76 million in unbilled contract receivables primarily due to sales exceeding billings for networked communications, aircraft modernization, secure communications, and ISR services, partially offset by decreases due to lower sales and billings for government services, SOFSA, precision engagement, and commercial shipbuilding; and

•	Increases of $60 million in inventoried contract costs across several business areas, primarily precision engagement, networked communications and EO/IR products to support current and anticipated customer demand.

L-3’s receivables days sales outstanding (DSO) was 70 at December 31, 2010, compared with 66 at December 31, 2009. The increase in DSO was primarily due to the growth in billed receivables for government services and unbilled receivables for networked communications. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (365 days at both December 31, 2010 and December 31, 2009). Our trailing 12 month pro forma sales were $15,850 million at December 31, 2010 and $15,621 million at December 31, 2009.

The increase in inventories was primarily due to $50 million of acquired inventories from business acquisitions and higher inventory for security and detection systems to support demand. These increases were partially offset by lower commercial shipbuilding inventory.

The decrease in current deferred income tax assets was due to Internal Revenue Service tax accounting method changes we elected regarding compensation expense and income recognition of service contracts during 2010.

The increase in other current assets is primarily due to higher expected tax refunds, primarily for U.S. federal and state income taxes.

The increase in net property, plant and equipment (PP&E) was principally due to capital expenditures and $66 million of acquired PP&E from completed business acquisitions, partially offset by depreciation expense.

Goodwill increased by $540 million to $8,730 million at December 31, 2010 from $8,190 million at December 31, 2009.

The table below presents the changes in goodwill applicable to our reporting units in each reportable segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisitions	—	—	—	530	530
Sale of a business	—	—	—	(2)	(2)
Foreign currency translation adjustments(1)	(2)	(1)	14	1	12
Segment reclassification(2)	—	(34)	—	34	—

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730

(1)	The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates during the year ended December 31, 2010. The decreases in goodwill presented in the C3ISR and Government Services reportable segments were due to the strengthening of the U.S. dollar against the British pound. The increases in goodwill presented in the AM&M and Electronic Systems reportable segments were primarily due to the weakening of the U.S. dollar against the Canadian dollar.

(2)	As a result of a re-alignment of a business unit in our management and organizational structure as discussed in Note 2 of our audited consolidated financial statements, goodwill was reclassified on a relative fair value basis from the Government Services reportable segment to the Electronic Systems reportable segment.

The increase in identifiable intangible assets was primarily due to the recognition of $153 million of intangible assets for the business acquisitions during 2010, partially offset by amortization expense.

For the year ended December 31, 2010, the increase in accrued expenses was primarily due to the timing of invoices received for purchases from third party vendors and subcontractors. The increase in accrued employment costs was due to accrued severance payments, higher benefit costs, and the timing of payments for payroll taxes and salaries and wages. The increase in advance payments and billings in excess of costs incurred was primarily due to performance based billings for certain undersea warfare, training & simulation, security & detection systems, and microwave contracts.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets and income recognition of service contracts during 2010 for tax purposes.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses and approximately 23% of its employees. At December 31, 2010, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $2,365 million and exceeded the fair value of L-3’s pension plan assets of $1,585 million by $780 million. At December 31, 2009, L-3’s projected benefit obligation was $1,964 million and exceeded the fair value of L-3’s pension plan assets of $1,304 million by $660 million. The $120 million increase in our unfunded status was due to pension expense of $154 million for 2010, and an increase of $158 million in accumulated other comprehensive loss comprised of $201 million primarily for net actuarial losses experienced in 2010 and $43 million of amortization of net actuarial losses and prior service costs as a component of pension expense in 2010, partially offset by employer pension contributions of $186 million and a decrease of $6 million for foreign currency translation adjustments.

The 2010 increase of $201 million in accumulated other comprehensive loss as noted above was primarily due to the reduction in our weighted average discount rate from 6.26% at December 31, 2009 to 5.57% at December 31, 2010 and change in expected mortality assumptions. The actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss) and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements.

Our pension expense for 2010 was $154 million. We currently expect pension expense for 2011 to increase $3 million to approximately $157 million primarily due to the reduction in our weighted average discount rate and the change in expected mortality assumptions as noted above, partially offset by higher expected asset returns in 2011.

Our pension expense for 2011 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2011, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for 2010 were $186 million and we currently expect to contribute approximately $185 million to our pension plans in 2011. Actual 2011 pension contributions could be affected by changes in the funded status of our pension plans during 2011. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by our discount rate assumption. For example, a reduction to the discount rate of 25 basis points would increase our projected benefit obligation at December 31, 2010 by approximately $79 million and our estimated pension expense for 2011 by approximately $11 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2010 by approximately $75 million, and our estimated pension expense for 2011 by approximately $10 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Net cash from operating activities	$1,461	$1,407	$1,387
Net cash used in investing activities	(945)	(272)	(432)
Net cash used in financing activities	(918)	(1,005)	(840)

Operating Activities

2010 Compared with 2009. We generated $1,461 million of cash from operating activities during the year ended December 31, 2010, an increase of $54 million compared with $1,407 million generated during the year ended December 31, 2009. The increase was due to $55 million of higher net income and $51 million of higher non-cash expenses primarily for higher deferred income taxes and stock-based employee compensation. These increases were partially offset by $52 million of more net cash used for changes in operating assets and liabilities primarily for billed receivables and pension and postretirement benefits. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources – Balance Sheet” beginning on page 51.

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

Interest Payments. Our cash from operating activities included interest payments on debt of $233 million for the year ended December 31, 2010, $237 million for the year ended December 31, 2009, and $267 million for the year ended December 31, 2008. Our interest expense also included amortization of deferred debt issue costs and bond discounts, which are non-cash items.

Investing Activities

During 2010, we used $945 million of cash primarily to: (1) acquire four businesses discussed under “Business Acquisitions” on page 34, (2) pay $181 million for capital expenditures, and (3) invest $23 million in an unconsolidated subsidiary accounted for using the equity method.

During 2009, we used $272 million of cash primarily to: (1) acquire a business and pay the remaining contractual purchase price for a business acquisition completed prior to January 1, 2009 for a total of $90 million, and (2) pay $186 million for capital expenditures.

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

Financing Activities

Debt

At December 31, 2010, total outstanding debt was $4,137 million, of which $1,794 million was senior debt and $2,343 million was subordinated debt and CODES, compared to $4,112 million at December 31, 2009, of which $996 million was senior debt and $3,116 million was subordinated debt and CODES. At December 31, 2010, borrowings available under our Revolving Credit Facility were $983 million, after reduction for outstanding letters of credit of $17 million. We also have $377 million of other standby letters of credit at December 31, 2010, that may be drawn upon in the event we do not perform on certain of our contractual requirements. There were no borrowings outstanding under our Revolving Credit Facility at December 31, 2010. At December 31, 2010, our outstanding debt matures between January 15, 2015 and August 1, 2035. See Note 10 to our audited consolidated financial statements for the components of our debt at December 31, 2010.

Debt Issuances and Repayments. On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes maturing July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The effective interest rate of the 2020 Senior Notes is 4.79%. Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ 6 1/8% Senior Subordinated Notes due 2013 and 2014. In connection with the redemption of the 6 1/8% Senior Subordinated Notes due 2013 and 2014, we recorded debt retirement charges of approximately $18 million ($11 million after income tax, or $0.10 per diluted share) during year ended December 31, 2010.

On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of 5.20% Senior Notes maturing October 15, 2019 (2019 Senior Notes) at a discount of $4 million. The 2019 Senior Notes have an effective interest rate of 5.25%. Interest on the 2019 Senior Notes is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to approximately $987 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ outstanding $750 million 7 5/8% Senior Subordinated Notes due in 2012 (2012 Notes) on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million term loan on October 7, 2009. In connection with the redemption of the 2012 Notes, we recorded a debt retirement charge in the fourth quarter of 2009 of approximately $10 million ($6 million after income tax, or $0.05 per diluted share).

On October 23, 2009, L-3 Communications replaced its $1 billion revolving credit facility that was scheduled to expire on March 9, 2010, with a $1 billion three-year Revolving Credit Facility maturing on October 23, 2012.

2011 Debt Issuance and Repayment. On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes maturing February 15, 2021 (2021 Senior Notes) at a discount of $4 million. The effective interest rate of the 2021 Senior Notes is 5.02%. Interest on the 2021 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The net cash proceeds from this offering amounted to approximately $640 million after deducting the discounts, commissions and estimated expenses. We will use the net proceeds, together with cash on hand, to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes maturing 2015 (2015 Notes). The redemption price is 101.958% of the principal amount, plus accrued and unpaid interest up to, but not including, March 9, 2011, the redemption date. In connection with the redemption of the 2015 Notes, we will record a debt retirement charge in the 2011 first quarter of $18 million ($11 million after income tax, or $0.10 per diluted share).

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of December 31, 2010, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holding’s common stock price is more than 120% (currently $118.73) of the then current conversion price ($98.94 as of May 14, 2010) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price of February 23, 2010 was $79.45 per share.

Guarantees. The borrowings under the Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the senior notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the senior subordinated notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination. The guarantees of the Revolving Credit Facility and the senior notes rank senior to the guarantees of the senior subordinated notes and the CODES and rank pari passu with each other. The guarantees of the senior subordinated notes and CODES rank pari passu with each other and are junior to the guarantees of the Revolving Credit Facility and senior notes.

Equity

During 2010 and 2009, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

2010
February 2	March 1	$0.40	March 15	$47
April 27	May 17	$0.40	June 15	$46
July 13	August 17	$0.40	September 15	$46
October 26	November 17	$0.40	December 15	$45

2009
February 5	February 19	$0.35	March 16	$42
April 28	May 18	$0.35	June 15	$41
July 14	August 17	$0.35	September 15	$41
October 6	November 17	$0.35	December 15	$41

On February 8, 2011, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 12.5% to $0.45 per share, payable on March 15, 2011, to shareholders of record at the close of business on March 1, 2011.

On February 16, 2011, the number of holders of L-3 Holdings’ common stock was approximately 58,000. On February 23, 2011, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $79.45 per share.

For the year ended December 31, 2010, L-3 Holdings repurchased $834 million, or 11.0 million shares, of its common stock compared to $505 million, or 7.0 million shares, of its common stock for the year ended December 31, 2009.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2010, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
		Less than				More than
	Total	1 year		1 – 3 Years	3 – 5 years	5 years
	(in millions)

Contractual Obligations
L-3 Communications long-term debt(1)	$3,450	$—		$—	$1,650	$1,800
L-3 Holdings long-term debt(1)(2)	700	11		—	—	689
Interest payments(3)	1,864	213		426	407	818
Non-cancelable operating leases(4)	714	183		235	152	144
Notes payable and capital lease obligations	10	1		—	8	1
Purchase obligations(5)	2,514	2,034		460	19	1
Other long-term liabilities(6)	326	198	(7)	62	8	58

Total(8)	$9,578	$2,640		$1,183	$2,244	$3,511

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.
(2)	As of May 14, 2010, the CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 10.1074 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $98.94 per share). The conversion feature of the CODES may require L-3 Holdings to settle the principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $118.73) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 23, 2011 was $79.45.
(3)	Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2010 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date. The interest payments do not reflect the impact of the 2011 debt issuance and repayment. For additional information regarding the 2011 debt issuance and repayment, see Note 10 to our audited consolidated financial statements.
(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(5)	Represents open purchase orders at December 31, 2010 for amounts expected to be paid for goods or services that are legally binding.
(6)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2012 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2011.
(7)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2011, we expect to contribute approximately $185 million to our pension plans and approximately $13 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.
(8)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2010 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2010, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
					2016 and
	Total	2011	2012-2013	2014-2015	thereafter
			(in millions)

Contingent Commitments
Standby letters of credit under our Revolving Credit Facility(1)	$17	$14	$3	$—	$—
Other standby letters of credit(1)	377	313	50	7	7
Other guarantees(2)	47	44	—	—	3
Contingent commitments for earnout payments on business acquisitions(3)	13	4	9	—	—

Total(4)	$454	$375	$62	$7	$10

(1)	Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)	Represents the minimum guarantees made by L-3 or lessee (i) under the purchase option for certain operating leases in which the lease renewal is not exercised and (ii) for 50% of certain bank debt related to a joint venture arrangement (see Note 19 to our audited consolidated financial statements for a description of these guarantees).

(3)	Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement.

(4)	The total amount does not include residual value guarantees for two real estate lease agreements that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2011. See Note 19 to our audited consolidated financial statements for further description of these leases.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2010, the notional value of foreign currency forward contracts was $337 million and the net fair value of these contracts was an asset of $17 million. The notional values of our foreign currency forward contracts with maturities ranging through 2015 and thereafter are presented in the table below.

	Year of Maturity
	2011	2012	2013	2014	2015 and thereafter
			(in millions)

Notional value	$272	$33	$14	$13	$5

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments, including potential suspensions or debarments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing and efficiency initiatives;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters, including in connection with jury trials;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	results of on-going governmental investigations, including potential suspensions or debarments;

•	the impact on our business of improper conduct by our employees, agents, or business partners;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	the outcome of matters relating to the Foreign Corrupt Practices Act (FCPA) and similar non-U.S. regulations;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” on page 59 and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2010. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2010.

Our independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2010. See page F-2 to our audited consolidated financial statements for their report.

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

The remaining information called for by Item 10 is included in the sections captioned “Proposal 1. Election of Directors”, “Continuing Members of the Board of Directors”, “Executives and Certain Other Officers of the Company” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2011 Annual Meeting of Shareholders, to be held on April 26, 2011, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2010 fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

The following sections of the Company’s Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis”, “Tabular Executive Compensation Disclosure”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management”, and “Equity Compensation Plan Information” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Certain Relationships and Related Transactions” and “The Board of Directors and Certain Governance Matters”, sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm Fees” section of the Company’s Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

(a)(1) Financial statements filed as part of this report:

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

Exhibits

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009 (File Nos. 001-14141 and 333-46983)).
4.3	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.10 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.5	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.7	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.8	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.9	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.10		Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.11		First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.12		Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).
†10	.1	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10	.2	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10	.3	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10	.4	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10	.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.6	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.7	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10	.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10	.9	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 26, 2010 (File Nos. 001-14141 and 333-46983)).
†10	.10	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†*10	.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version).
†10	.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2008 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.14	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2008 Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).

†10	.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2009 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10	.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version) (incorporated by reference to Exhibit 10.20 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 001-14141 and 333-46983)).
†*10	.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2011 Version).
†10	.20	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†10	.21	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10	.22	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.23	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10	.24	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10	.25	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10	.26	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
10.27		Administrative Agreement dated July 27, 2010 between L-3 Communications Holdings, Inc. and the United States Department of the Air Force (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*21		Subsidiaries of the Registrant.
*23		Consent of PricewaterhouseCoopers LLP.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32		Section 1350 Certification
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2010 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By:
/s/  Ralph G. D’Ambrosio

Title:	Senior Vice President and Chief Financial Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants’ in the capacities indicated on February 24, 2011.

Signature	Title

/s/ Michael T. Strianese Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Ralph G. D’Ambrosio Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dan Azmon Dan Azmon	Vice President, Controller and Principal Accounting Officer

/s/ Robert B. Millard Robert B. Millard	Director

/s/ Claude R. Canizares Claude R. Canizares	Director

/s/ Thomas A. Corcoran Thomas A. Corcoran	Director

/s/ Lewis Kramer Lewis Kramer	Director

/s/ John M. Shalikashvili John M. Shalikashvili	Director

/s/ Arthur L. Simon Arthur L. Simon	Director

/s/ Alan H. Washkowitz Alan H. Washkowitz	Director

/s/ John P. White John P. White	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 24, 2011

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$607	$1,016
Billed receivables, net of allowances of $34 in 2010 and $32 in 2009	1,299	1,149
Contracts in process	2,548	2,395
Inventories	303	258
Deferred income taxes	114	247
Other current assets	207	148

Total current assets	5,078	5,213

Property, plant and equipment, net	923	854
Goodwill	8,730	8,190
Identifiable intangible assets	470	377
Deferred debt issue costs	39	47
Other assets	211	194

Total assets	$15,451	$14,875

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11	$—
Accounts payable, trade	463	447
Accrued employment costs	672	642
Accrued expenses	569	537
Advance payments and billings in excess of costs incurred	580	512
Income taxes	49	35
Other current liabilities	389	371

Total current liabilities	2,733	2,544

Pension and postretirement benefits	943	817
Deferred income taxes	308	272
Other liabilities	486	470
Long-term debt	4,126	4,112

Total liabilities	8,596	8,215

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc’s common stock: $.01 par value; 300,000,000 shares authorized, 108,623,509 shares outstanding at December 31, 2010 and 115,353,546 shares outstanding at December 31, 2009 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,801	4,449
L-3 Communications Holdings, Inc’s treasury stock (at cost), 32,037,454 shares at December 31, 2010 and 21,040,541 shares at December 31, 2009	(2,658)	(1,824)
Retained earnings	4,877	4,108
Accumulated other comprehensive loss	(256)	(166)

Total L-3 shareholders’ equity	6,764	6,567
Noncontrolling interests	91	93

Total equity	6,855	6,660

Total liabilities and equity	$15,451	$14,875

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales:
Products	$7,596	$7,516	$7,130
Services	8,084	8,099	7,771

Total net sales	15,680	15,615	14,901

Cost of sales:
Products	6,664	6,671	6,380
Services	7,266	7,288	6,962

Total cost of sales	13,930	13,959	13,342

Litigation gain	—	—	126

Operating income	1,750	1,656	1,685
Interest and other income, net	21	19	28
Interest expense	269	279	290
Debt retirement charge	18	10	—

Income from continuing operations before income taxes	1,484	1,386	1,423
Provision for income taxes	518	475	494

Income from continuing operations	966	911	929
Gain on sale of a business, net of income taxes of $13 million	—	—	20

Net income	$966	$911	$949
Less: Net income attributable to noncontrolling interests	11	10	11

Net income attributable to L-3	$955	$901	$938
Less: Net income allocable to participating securities	5	8	9

Net income allocable to L-3 Holdings’ common shareholders	$950	$893	$929

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$8.31	$7.65	$7.50
Gain on sale of a business, net of income taxes	—	—	0.17

Net income	$8.31	$7.65	$7.67

Diluted:
Income from continuing operations	$8.25	$7.61	$7.43
Gain on sale of a business, net of income taxes	—	—	0.16

Net income	$8.25	$7.61	$7.59

Cash dividends paid per common share	$1.60	$1.40	$1.20

L-3 Holdings’ weighted average common shares outstanding:
Basic	114.3	116.8	121.2

Diluted	115.1	117.4	122.4

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

Balance at December 31, 2007	124.2	$1	$3,816	$(525)	$2,582	$153	$87	$6,114
Comprehensive income:
Net income					938		11	949
Pension and postretirement benefit plans:
Net loss arising during the period, net of income taxes of $174						(271)		(271)
Net prior service cost arising during the period, net of income taxes of $1						(1)		(1)
Amortization of net loss previously recognized, net of income taxes of $2						3		3
Foreign currency translation adjustment						(222)		(222)
Unrealized gains on hedging instruments, net of income taxes of $4						6		6

Total comprehensive income								464
Distributions to noncontrolling interests							(12)	(12)
Derecognition of noncontrolling interest							(3)	(3)
Cash dividends paid on common stock ($1.20 per share)					(147)			(147)
Shares issued:
Employee savings plans	1.5		141					141
Exercise of stock options	0.7		51					51
Employee stock purchase plan	0.8		69					69
Stock-based compensation expense			64					64
Treasury stock purchased	(8.5)			(794)				(794)
Other	(0.1)		(6)					(6)

Balance at December 31, 2008	118.6	1	4,135	(1,319)	3,373	(332)	83	5,941
Comprehensive income:
Net income					901		10	911
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $13						19		19
Net prior service cost arising during the period, net of income taxes of $1						(1)		(1)
Amortization of net loss and prior service cost previously recognized, net of income taxes of $21						31		31
Foreign currency translation adjustment						117		117

Total comprehensive income								1,077
Distributions to noncontrolling interests							(8)	(8)
Recognition of noncontrolling interest in a consolidated subsidiary							8	8
Cash dividends paid on common stock ($1.40 per share)					(165)			(165)
Shares issued:
Employee savings plans	2.0		139					139
Exercise of stock options	0.5		28					28
Employee stock purchase plan	1.1		70					70
Stock-based compensation expense			74					74
Treasury stock purchased	(7.0)			(505)				(505)
Other	0.2		2		(1)			1

Balance at December 31, 2009	115.4	1	4,448	(1,824)	4,108	(166)	93	6,660
Comprehensive income:
Net income					955		11	966
Pension and postretirement benefit plans:
Net loss arising during the period, net of income taxes of $97						(145)		(145)
Net prior service cost arising during the period, net of income taxes of $12						19		19
Amortization of net loss and prior service cost previously recognized, net of income taxes of $16						25		25
Foreign currency translation adjustment						6		6
Unrealized gains on hedging instruments, net of income taxes of $4						5		5

Total comprehensive income								876
Distributions to noncontrolling interests							(13)	(13)
Cash dividends paid on common stock ($1.60 per share)					(184)			(184)
Shares issued:
Employee savings plans	1.8		143					143
Exercise of stock options	1.0		61					61
Employee stock purchase plan	1.0		68					68
Stock-based compensation expense			82					82
Treasury stock purchased	(11.0)			(834)				(834)
Other	0.4	—	(2)		(2)			(4)

Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$966	$911	$949
Depreciation of property, plant and equipment	164	158	152
Amortization of intangibles and other assets	67	60	54
Deferred income tax provision	111	74	153
Stock-based employee compensation expense	82	74	64
Contributions to employee savings plans in L-3 Holdings’ common stock	143	139	141
Amortization of pension and postretirement benefit plans net loss and prior service cost	41	52	5
Amortization of bond discounts (included in interest expense)	24	23	21
Amortization of deferred debt issue costs (included in interest expense)	12	11	11
Gain on sale of a business	—	—	(20)
Impairment charge	—	—	28
Gain on sale of a product line	—	—	(12)
Other non-cash items	(5)	(3)	(6)

Subtotal	1,605	1,499	1,540

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	(109)	107	49
Contracts in process	(136)	(79)	(162)
Inventories	2	14	(25)
Accounts payable, trade	(2)	(118)	31
Accrued employment costs	22	(59)	66
Accrued expenses	47	(39)	81
Advance payments and billings in excess of costs incurred	63	(15)	101
Income taxes	78	27	(2)
Excess income tax benefits related to share-based payment arrangements	(7)	(4)	(10)
Other current liabilities	23	9	(128)
Pension and postretirement benefits	(78)	43	(81)
All other operating activities	(47)	22	(73)

Subtotal	(144)	(92)	(153)

Net cash from operating activities	1,461	1,407	1,387

Investing activities:
Business acquisitions, net of cash acquired	(756)	(90)	(283)
Proceeds from sale of a business and product line	2	—	63
Capital expenditures	(181)	(186)	(218)
Dispositions of property, plant and equipment	10	4	15
Investments in equity investees	(23)	—	—
Other investing activities	3	—	(9)

Net cash used in investing activities	(945)	(272)	(432)

Financing activities:
Proceeds from sale of senior notes	797	996	—
Repayment of borrowings under term loan facility	—	(650)	—
Redemption of senior subordinated notes	(800)	(750)	—
Borrowings under revolving credit facility	13	—	—
Repayment of borrowings under revolving credit facility	(13)	—	—
Common stock repurchased	(834)	(505)	(794)
Dividends paid on L-3 Holdings’ common stock	(184)	(165)	(147)
Proceeds from exercise of stock options	60	24	40
Proceeds from employee stock purchase plan	68	70	69
Debt issue costs	(7)	(22)	—
Excess income tax benefits related to share-based payment arrangements	7	4	10
Other financing activities	(25)	(7)	(18)

Net cash used in financing activities	(918)	(1,005)	(840)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7)	19	(28)

Net (decrease) increase in cash and cash equivalents	(409)	149	87
Cash and cash equivalents, beginning of the year	1,016	867	780

Cash and cash equivalents, end of the year	$607	$1,016	$867

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

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s reportable segments is included in Note 22. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, warrior systems, security & detection, propulsion systems, avionics and displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 25 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Certain other reclassifications have been made to conform prior-year amounts to the current-year presentation.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

For contracts with multiple deliverables, the Company applies the separation and allocation guidance under the accounting standard for revenue arrangements with multiple deliverables, unless all the deliverables are covered by contract accounting standards, in which case the Company applies the separation and allocation guidance under contract accounting standards. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be separated into more than one unit of accounting. The Company recognizes revenue for each unit of accounting based on the revenue recognition policies discussed above.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2010	2009
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$99	$102
Acquisitions during this period	1	—
Accruals for product warranties issued during the period	62	55
Changes to accruals for product warranties existing before January 1	4	2
Foreign currency translation adjustments	(1)	2
Settlements made during the period	(73)	(62)

Balance at December 31	$92	$99

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

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

Compensation expense for all restricted stock, restricted stock unit and stock option awards is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for performance units payable in L-3 Holdings common stock are based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Compensation expense for performance units that are payable in cash is based on a binomial valuation technique (the Monte Carlo valuation model) adjusted for historical performance each reporting period and recognized on a straight-line basis over the requisite service period.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable using a two-step process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit and its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during 2010, 2009, or 2008.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the Consolidated Statements of Operations.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2010, 2009 and 2008 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

Accounting Standards Issued and Not Yet Implemented: In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard is effective for the Company beginning on January 1, 2011, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality are excluded from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components are excluded from the scope of software revenue recognition standards. The revised accounting standard is effective for the Company beginning on January 1, 2011, and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.	New Accounting Standards Implemented

In June 2009, the FASB issued a revised standard for the accounting for variable interest entities (VIE), which replaces the quantitative-based risks and rewards approach with a qualitative approach and requires certain additional disclosures. The new qualitative approach focuses on determining which entity has the power and control to direct the activities of a VIE and requires an ongoing assessment of that conclusion. The revised accounting standard was effective for the Company beginning on January 1, 2010 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2010 Business Acquisitions

During the year ended December 31, 2010, in separate transactions, the Company acquired four businesses for an aggregate purchase price of $755 million, which were financed with cash on hand. Based on preliminary and final purchase price allocations, the aggregate goodwill recognized for these businesses was $530 million, of which $472 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. The Company also recognized identifiable intangible assets of $153 million in the aggregate, which consisted of $71 million for customer relationships, $67 million for technology, and $15 million for other identifiable intangible assets, primarily trade names. The identifiable intangible assets will be amortized over a weighted average useful life of 15 years. Customer relationships, technology and the other identifiable intangible assets will be amortized over their weighted average useful lives of 18 years, 12 years, and 16 years, respectively. A description of each business acquisition made by the Company during the year ended December 31, 2010 is listed below:

•	On December 22, 2010, the Company acquired all of the outstanding stock of FUNA International GmbH (FUNA), a leading supplier of control and safety systems, communication systems and entertainment solutions for cruise ships, ferries, and mega yachts;

•	On September 17, 2010, the Company acquired 3Di Technologies (3Di), a provider of highly specialized end-to-end secure communications utilized by forward-deployed U.S. special operations and in-theater personnel. The purchase price for 3Di is subject to additional, contingent consideration not to exceed $11 million and is based upon 3Di’s post-acquisition financial performance through December 31, 2012. The Company recorded a $9 million liability on the acquisition date for the fair value of the contingent consideration, which was unchanged at December 31, 2010;

•	On August 4, 2010, the Company acquired all of the outstanding stock of Airborne Technologies, Inc. (ATI), a provider of highly specialized aeronautical engineering expertise, manufacturing and operations support for unmanned aircraft systems; and

•	On April 14, 2010, the Company acquired all of the outstanding stock of Insight Technology Incorporated (Insight), a manufacturer of mission critical night vision and electro-optical equipment.

At December 31, 2010, the purchase prices for Insight and ATI have been finalized and the Insight purchase price allocation has been completed. The final purchase price for 3Di and FUNA is subject to adjustment based on the closing date actual net assets. The final purchase price allocations for the ATI, 3Di, and FUNA business acquisitions are expected to be completed by the second quarter of 2011 and will be based on the final purchase prices and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

between the preliminary and final purchase price allocations to have a material impact on its results of operations or final position.

2009 Business Acquisition

On January 30, 2009, the Company acquired all of the outstanding stock of Chesapeake Sciences Corporation (CSC) for a purchase price of $91 million in cash, which includes a $7 million net working capital adjustment, of which $6 million was for cash acquired, and a $4 million adjustment related to certain tax benefits acquired. The acquisition was financed using cash on hand. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. Based on the final purchase price allocation, the amount of goodwill recognized was $56 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes.

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

Segment	December 31, 2010
(in millions)

Electronic Systems	$150
Government Services	41

Total	$191

In certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance not to exceed an aggregate amount of $1 million, as discussed below. Any such additional consideration will be accounted for as goodwill. A description of each business acquisition made by the Company during 2008 is listed below:

•	All of the outstanding stock of International Resources Group Ltd. (IRG) on December 3, 2008. IRG is an international professional services firm that provides specialized management, policy and training support in the areas of energy, environment and natural resource management, relief and reconstruction, and economic development to U.S. Government agencies and international development organizations;

•	All of the outstanding stock of G.A. International Electronics and subsidiaries (GAI) on July 25, 2008. Headquartered in Florida, GAI provides repair services and retrofit installation of navigation and communication systems for cruise vessels and cargo ships. The purchase price for GAI is subject to additional consideration not to exceed $1 million that is contingent upon its post-acquisition financial performance through July 25, 2011;

•	All of the assets and liabilities of the Northrop Grumman Electro-Optical Systems (EOS) business on April 21, 2008. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers;

•	On April 4, 2008, the Company increased its ownership interest in its Medical Education Technologies, Inc. (METI) business from 80% to 85% for a purchase price of $3 million. This business supplied human patient and surgical simulators, as well as related educational products. On October 8, 2008, the Company sold its 85% ownership interest in METI, as described below under 2008 Business and Product Line Dispositions; and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	All of the outstanding stock of HSA Systems Pty Ltd. (HSA) on March 14, 2008. HSA is a provider of geospatial, marine and electronic systems for maritime and defense customers.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2010, 2009 and 2008, assuming that the business acquisitions completed during 2010 and 2009 had occurred on January 1, 2009, and that the business acquisitions completed during 2009 and 2008 had occurred on January 1, 2008.

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)

Pro forma net sales	$15,854	$16,047	$15,071
Pro forma net income attributable to L-3	$967	$931	$939
Pro forma diluted earnings per share	$8.36	$7.87	$7.60

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

2010 Business Disposition

On December 17, 2010, the Company divested the InfraredVision Technology Corporation (ITC) business, which was within the Electronic Systems reportable segment. The divestiture resulted in an after-tax loss of less than $1 million. The annual revenues of approximately $4 million, operating results and net assets of ITC were not material for any period presented and, therefore, the ITC divestiture is not reported as a discontinued operation. The net proceeds from the sale are included in investing activities on the Consolidated Statement of Cash Flows.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in METI, which was within the Electronic Systems reportable segment. The sale resulted in an after-tax gain of $20 million (pre-tax gain of $33 million), which was excluded from income from continuing operations. The revenues, operating results and net assets of METI were not material for any period presented and, therefore, were not reported as a discontinued operation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	December 31,
	2010	2009
	(in millions)

Unbilled contract receivables, gross	$2,769	$2,373
Less: unliquidated progress payments	(1,007)	(700)

Unbilled contract receivables, net	1,762	1,673

Inventoried contract costs, gross	882	837
Less: unliquidated progress payments	(96)	(115)

Inventoried contract costs, net	786	722

Total contracts in process	$2,548	$2,395

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 95% of the unbilled contract receivables at December 31, 2010 will be billed and collected within one year.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Amounts included in inventoried contract costs at beginning of the year	$77	$74	$68
Add: Contract costs incurred(1)	1,331	1,314	1,288
Amounts included in acquired inventoried contract costs	—	—	6
Less: Amounts charged to cost of sales	(1,311)	(1,311)	(1,288)

Amounts included in inventoried contract costs at end of the year	$97	$77	$74

(1)	Incurred costs include IRAD and B&P costs of $344 million for 2010, $324 million for 2009, and $293 million for 2008.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Selling, general and administrative expenses	$279	$250	$288
Research and development expenses	68	59	72

Total	$347	$309	$360

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	December 31,
	2010	2009
	(in millions)

Raw materials, components and sub-assemblies	$114	$92
Work in process	130	129
Finished goods	59	37

Total	$303	$258

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2010, the Company had approximately 63,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible assets from the businesses that the Company acquires are the assembled workforces,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of its employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to its success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for the Company’s acquired businesses. Furthermore, the Company’s U.S. Government contracts (revenue arrangements) generally permit other companies to use the Company’s patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2008	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	2	5	—	57	64
Foreign currency translation adjustments(1)	6	2	37	52	97

Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190
Business acquisitions	—	—	—	530	530
Sale of a business	—	—	—	(2)	(2)
Foreign currency translation adjustments(1)	(2)	(1)	14	1	12
Segment reclassification(2)	—	(34)	—	34	—

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730

(1)	The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decreases in goodwill presented in the C3ISR and Government Services reportable segments during 2010 were due to the strengthening of the U.S. dollar against the British pound. The increases in goodwill presented in the AM&M and Electronic Systems reportable segments during 2010 were primarily due to the weakening of the U.S. dollar against the Canadian dollar. The increases in goodwill during 2009 were primarily due to the weakening of the U.S. dollar against the Canadian dollar.

(2)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis from the Government Services reportable segment to the Electronic Systems reportable segment during the quarter ended June 25, 2010.

For the year ended December 31, 2010, the increase of $530 million related to business acquisitions completed during the year ended December 31, 2010. The decrease of $2 million related to the sale of InfraredVision Technology Corporation completed on December 17, 2010.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2010				December 31, 2009
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)			(in millions)

Customer contractual relationships	22	$584	$205	$379	$515	$163	$352
Technology	11	145	72	73	78	58	20
Other	14	28	10	18	14	9	5

Total	20	$757	$287	$470	$607	$230	$377

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Amortization expense	$59	$52	$45

Based on gross carrying amounts at December 31, 2010, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2011 through 2015 are presented in the table below.

	Year Ending December 31,
	2011	2012	2013	2014	2015
	(in millions)

Estimated amortization expense	$61	$53	$43	$43	$38

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2010	2009
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$19	$2
Accrued product warranty costs	86	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	93	81
Accrued interest	75	76
Deferred revenues	34	28
Aggregate purchase price payable for acquired businesses	—	4
Other	82	90

Total other current liabilities	$389	$371

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the components of other liabilities.

	December 31,
	2010	2009
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 17)	$248	$232
Deferred compensation	53	83
Accrued workers’ compensation	57	46
Estimated contingent purchase price payable for acquired businesses	9	—
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	6	9
Other	103	90

Total other liabilities	$486	$470

9.	Property, Plant and Equipment

	December 31,
	2010	2009
	(in millions)

Land	$64	$57
Buildings and improvements	366	321
Machinery, equipment, furniture and fixtures	1,280	1,167
Leasehold improvements	276	253

Gross property, plant and equipment	1,986	1,798
Accumulated depreciation and amortization	(1,063)	(944)

Property, plant and equipment, net	$923	$854

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	December 31,
	2010	2009
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	—
6 1/8% Senior Subordinated Notes due 2013	—	400
6 1/8% Senior Subordinated Notes due 2014	—	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700	700

Principal amount of long-term debt	4,150	4,150
Less: Unamortized discounts	(13)	(38)

Carrying amount of long-term debt	4,137	4,112
Less: Current portion of long-term debt	(11)	—

Carrying amount of long-term debt, excluding current portion	$4,126	$4,112

(1)	Available borrowings under the Revolving Credit Facility were $983 million after reductions for outstanding letters of credit of $17 million at December 31, 2010 and $968 million after reductions for outstanding letters of credit of $32 million at December 31, 2009.

L-3 Communications Revolving Credit Facility

On October 23, 2009, L-3 Communications replaced its $1 billion Senior Credit Facility with a $1 billion three-year Revolving Credit Facility maturing on October 23, 2012. Borrowings under the new Revolving Credit Facility bear interest, at L-3 Communications’ option, at either (i) a “base rate” equal to the higher of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Revolving Credit Facility), and (c) 1.00% per annum above a “LIBOR rate” (as defined in the Revolving Credit Facility), plus a spread ranging from 1.25% to 3.00% per annum, or (ii) a “LIBOR rate” (as defined in the Revolving Credit Facility) plus a spread ranging from 2.25% to 4.00% per annum. The spread, in both cases, depends on L-3 Communications’ debt rating at the time of determination. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.375% to 0.75% per annum, (2) letter of credit fees ranging from 1.50% to 2.67% per annum for performance and commercial letters of credit and (3) letter of credit fees ranging from 2.25% to 4.00% for financial letters of credit. The fee rate, in all cases, depends on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

L-3 Communications Senior Notes

2010 Debt Issuances and Redemptions

On May 21, 2010, L-3 Communications issued $800 million in principal amount of 4.75% Senior Notes that mature on July 15, 2020 (2020 Senior Notes) at a discount of $3 million. The discount was recorded as a reduction to the principal

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2020 Senior Notes is 4.79%. Interest on the 2020 Senior Notes is payable semi-annually on January 15 and July 15 of each year. The net cash proceeds from this offering amounted to approximately $790 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ $800 million in aggregate 6 1/8% Senior Subordinated Notes due 2014 and 2013 on June 21 and July 15, 2010, respectively. In connection with the redemption of the 6 1/8% Senior Subordinated Notes due 2014 and 2013, the Company recorded debt retirement charges of approximately $18 million ($11 million after income tax, or $0.10 per diluted share) during the year ended December 31, 2010.

2009 Debt Issuances and Redemptions

On October 2, 2009, L-3 Communications issued $1 billion in aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (2019 Senior Notes) at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as an interest expense over the term of the notes. The effective interest rate of the 2019 Senior Notes is 5.25%. Interest on the 2019 Senior Notes is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to approximately $987 million after deducting the discounts, commissions and estimated expenses, and were used, together with cash on hand, to redeem L-3 Communications’ $750 million 7 5/8% Senior Subordinated Notes due in 2012 (2002 Notes) on November 2, 2009 and to repay L-3 Communications’ outstanding $650 million Term Loan on October 7, 2009. In connection with the redemption of the 2002 Notes, the Company recorded a debt retirement charge of approximately $10 million ($6 million after income tax).

2011 Debt Issuances and Redemptions

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes) at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2021 Senior Notes is 5.02%. Interest on the 2021 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The net cash proceeds from this offering amounted to approximately $640 million after deducting the discounts, commissions and estimated expenses. We will use the net proceeds, together with cash on hand, to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due 2015 (2015 Notes). The redemption price is 101.958% of the principal amount, plus accrued and unpaid interest up to, but not including, March 9, 2011, the redemption date. In connection with the redemption of the 2015 Notes, the Company will record a debt retirement charge in the 2011 first quarter of $18 million ($11 million after income tax, or $0.10 per diluted share).

The 2019, 2020, and 2021 Senior Notes (collectively the Senior Notes) are unsecured senior obligations of L-3 Communications. The Senior Notes may be redeemed at any time prior to their maturity at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Indenture dated as of October 2, 2009 (the Senior Indenture)), plus 0.25% for the 2020 and 2021 Senior Notes and 0.30% for the 2019 Senior Notes. Upon the occurrence of a change in control (as defined in the Senior Indenture), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principle amount plus accrued and unpaid interest and special interest (as defined in the Senior Indenture), if any, to the date of the purchase.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

L-3 Communications Senior Subordinated Notes

The Senior Subordinated Notes, which are included as components of long-term debt in the table above, are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The terms of each outstanding Senior Subordinated Note are presented in the table below.

				Net	Effective		Redemption
		Amount		Cash	Interest		Price % of
Note	Date of Issuance	Issued	Discount(1)	Proceeds	Rate	Current Call Date(2)	Principal(3)
		(in millions)

5 7/8% Senior Subordinated Notes due January 15, 2015(4)	November 12, 2004	$650	$—	$639	5.875%	January 15, 2011	101.958%
6 3/8% Senior Subordinated Notes due October 15, 2015	July 29, 2005	$1,000	$9	$972	6.470%	October 15, 2010	103.188%

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)	Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after the call date.

(3)	Redemption prices (plus accrued and unpaid interest) include a premium on the principal amount (plus accrued and unpaid interest). The prices above represent the current redemption prices, which decline annually to 100% of principal (plus accrued and unpaid interest) starting three years from the first allowable date of redemption, and thereafter.

(4)	The 2015 Notes will be redeemed at a redemption price of 101.958% of the principal amount, plus accrued and unpaid interest up to, but not including, March 9, 2011, the redemption date.

L-3 Holdings

On July 29, 2005, L-3 Holdings sold $600 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On August 4, 2005, L-3 Holdings sold an additional $100 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES. Effective January 1, 2009, the Company is separately accounting for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate when interest expense is realized in accordance with the provisions of the accounting standard for convertible debt. The effective interest rate of the CODES is 6.33%. Interest expense relates to both the contractual coupon interest and amortization of the discount on the liability components. Interest expense recognized was $43 million and $42 million for the years ended December 31, 2010 and December 31, 2009, respectively. The following table provides additional information about the Company’s CODES:

	December 31,	December 31,
	2010	2009
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$2	$24
Net carrying amount of liability component	$698	$676

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 10.1074 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $98.94 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $118.73) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $118.73); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2010, the conversion feature of the CODES had no impact on diluted earnings per share (EPS) (see Note 16).

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

On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. Holders of the remaining CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a “fundamental change” occurs prior to maturity of the CODES. At December 31, 2010, the $11 million of repurchased CODES are classified as a current liability and the remaining $689 million principal amount of CODES are classified as long-term debt.

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The amount assigned to the embedded derivative is adjusted periodically through other income (expense) for changes in its fair value, if any.

Guarantees

L-3 Communications

The borrowings under the Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the 5 7/8% Senior Subordinated Notes due 2015 and 6 3/8% Senior Subordinated Notes due 2015 (collectively the Senior Subordinated Notes) are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

L-3 Holdings

The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination

The guarantees of the Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the Senior Subordinated Notes and the CODES and rank pari passu with each other. The guarantees of the Senior Subordinated Notes and CODES rank pari passu with each other and are junior to the guarantees of the Revolving Credit Facility and Senior Notes.

Covenants

Financial and other restrictive covenants. The Revolving Credit Facility and Senior Subordinated Notes indentures contain financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate, dispose of assets, pay dividends or repurchase its common stock. The Company’s Revolving Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0; (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0; and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2010, the Company was in compliance with its financial and other restrictive covenants.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Disqualified preferred stock discussed above is stock, other than common stock, that is not classified as a component of shareholders’ equity on the balance sheet. At December 31, 2010, L-3 Holdings and L-3 Communications did not have any disqualified preferred stock.

The Senior Subordinated Notes indentures contain provisions that limit the ability of L-3 Communications to pay dividends to L-3 Holdings and make investments in L-3 Holdings, subject to exceptions. Subject to certain limitations, the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In August 2010, L-3 Holdings completed its previously announced $1 billion share repurchase program, which was approved by its Board of Directors on November 24, 2008. On July 14, 2010, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2012. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 11.0 million shares of its common stock at an average price of $75.86 per share for an aggregate amount of approximately $834 million from January 1, 2010 through December 31, 2010. At December 31, 2010, the remaining dollar value under the share repurchase program was $592 million.

From January 1, 2011 through February 24, 2011, L-3 Holdings repurchased 1,367,992 shares of its common stock at an average price of $77.70 per share for an aggregate amount of approximately $106 million.

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

	December 31,
	2010			2009
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
			(in millions)

Assets
Cash equivalents	$347	$—	$—	$891	$—	$—
Derivatives (foreign currency forward contracts)	—	22	—	—	16	—

Total Assets	$347	$22	$—	$891	$16	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$5	$—	$—	$10	$—

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds that are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

13.	Financial Instruments

At December 31, 2010 and 2009, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Senior Notes, Senior Subordinated Notes, and CODES are based on quoted prices for these securities. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in millions)

Senior Notes	1,794	1,810	996	995
Senior Subordinated Notes	1,645	1,691	2,440	2,461
CODES	698	701	676	736
Foreign currency forward contracts(1)	17	17	6	6

(1)	See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14.	Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2010:

Currency	Notional Amount
(in millions)

Canadian dollar	$166
U.S. dollar	75
British pound	61
Euro	32
Other	3

Total	$337

At December 31, 2010, the Company’s foreign currency forward contracts had maturities through 2016. The table below presents the fair values and the location of the Company’s derivative instruments in the Consolidated Balance Sheets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Fair Values of Derivative Instruments(1)
	December 31, 2010				December 31, 2009
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$11	$8	$2	$—	$6	$7	$4	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2	1	3	—	2	1	3	1
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$13	$9	$5	$—	$8	$8	$7	$3

(1)	See Note 12 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009. The estimated net amount of existing gains at December 31, 2010 that is expected to be reclassified into income within the next 12 months is $9 million.

15.	Accumulated Other Comprehensive (Loss) Income

The changes in the accumulated other comprehensive (loss) income balances, net of related tax effects are presented in the table below:

			Unrecognized	Total
		Unrealized	gains	accumulated
	Foreign	gains (losses)	(losses) and	other
	currency	on hedging	prior service	comprehensive
	translation	instruments	cost, net	(loss) income
		(in millions)

Balance at December 31, 2007	$260	$(1)	$(106)	$153
Period change	(222)	6	(269)	(485)

Balance at December 31, 2008	38	5	(375)	(332)
Period change	117	—	49	166

Balance at December 31, 2009	155	5	(326)	(166)
Period change	6	5	(101)	(90)

Balance at December 31, 2010	$161	$10	$(427)	$(256)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.	L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)

Reconciliation of net income:
Income from continuing operations	$966	$911	$929
Net income attributable to noncontrolling interests	(11)	(10)	(11)
Net income allocable to participating securities	(5)	(8)	(9)

Income from continuing operations allocable to L-3 Holdings	950	893	909
Gain on sale of a business, net of income taxes	—	—	20

Net income allocable to L-3 Holdings	$950	$893	$929

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	114.3	116.8	121.2

Basic earnings per share:
Income from continuing operations	$8.31	$7.65	$7.50
Gain on sale of a business, net of income taxes	—	—	0.17

Net income	$8.31	$7.65	$7.67

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	114.3	116.8	121.2
Assumed exercise of stock options	2.7	3.5	4.1
Unvested restricted stock awards	1.3	0.4	—
Employee stock purchase plan contributions	0.5	0.4	0.4
Performance unit awards	0.1	—	—
Assumed purchase of common shares for treasury	(3.8)	(3.7)	(3.5)
Assumed conversion of the CODES	— (1)	— (1)	0.2

Common and potential common shares	115.1	117.4	122.4

Diluted earnings per share:
Income from continuing operations	$8.25	$7.61	$7.43
Gain on sale of a business, net of income taxes	—	—	0.16

Net income	$8.25	$7.61	$7.59

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the years ended December 31, 2010 and 2009 because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of December 31, 2010 and 2009, the conversion prices were $98.94 and $100.14, respectively.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.8 million for the year ended December 31, 2010, 3.0 million for the year ended December 31, 2009 and 2.3 million for the year ended December 31, 2008, because they were anti-dilutive.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17.	Income Taxes

Income before income taxes is summarized in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Domestic	$1,258	$1,210	$1,272
Foreign	226	176	151

Income from continuing operations before income taxes	$1,484	$1,386	$1,423

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Current income tax provision:
Federal	$302	$304	$244
State and local	53	58	47
Foreign	52	39	50

Subtotal	407	401	341

Deferred income tax provision (benefit):
Federal	84	60	137
State and local	16	5	23
Foreign	11	9	(7)

Subtotal	111	74	153

Total provision for income taxes	$518	$475	$494

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.0	3.1	3.1
Foreign income taxes	(1.0)	(0.5)	(1.1)
Manufacturing benefits	(1.4)	(0.8)	(0.9)
Research and experimentation and other tax credits	(1.0)	(1.3)	(1.0)
Resolution of tax contingencies	(0.6)	(1.9)	(1.2)
Other, net	0.9	0.7	0.8

Effective income tax rate	34.9%	34.3%	34.7%

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2010	2009
	(in millions)

Deferred tax assets:
Inventoried costs	$24	$12
Compensation and benefits	104	137
Pension and postretirement benefits	337	290
Loss carryforwards	14	21
Tax credit carryforwards	8	14
Other	113	132

Gross deferred tax assets	600	606

Less: valuation allowance	(3)	(3)

Net deferred tax assets	597	603

Deferred tax liabilities:
Goodwill and other intangible assets	$606	$538
Income recognition on contracts in process	97	17
Property, plant and equipment	66	58
Other	22	15

Gross deferred tax liabilities	791	628

Total net deferred tax liabilities	$(194)	$(25)

The following table presents the classification of the Company’s deferred tax assets and liabilities.

	December 31,
	2010	2009
	(in millions)

Current deferred tax assets	$114	$247
Non-current deferred tax liabilities	(308)	(272)

Total net deferred tax liabilities	$(194)	$(25)

At December 31, 2010, the Company had approximately $105 million of state net operating losses that will expire, if unused, between 2011 and 2030 and $29 million of foreign net operating losses that will expire beginning in 2025. The Company also has $8 million of tax credit carryforwards related to state and foreign research and experimentation credits and investment tax credits that will expire, if unused, beginning in 2012. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize $99 million of the state net operating losses, $21 million of the foreign net operating losses and all the state and foreign credit carryforwards before they expire.

As of December 31, 2010, the total amount of unrecognized tax benefits was $237 million, $148 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2010	2009	2008
	(in millions)

Balance at January 1	$219	$171	$253
Additions for tax positions related to the current year	8	17	10
Additions for tax positions related to prior years	73	64	14
Reductions for tax positions related to prior years	(63)	—	(87)
Reductions for tax positions related to settlements with taxing authorities	—	(2)	(19)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	—	(31)	—

Balance at December 31	$237	$219	$171

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2009 is open as of December 31, 2010. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax audits currently in process. As of December 31, 2010, the Company anticipates that unrecognized tax benefits will decrease by approximately $21 million over the next 12 months.

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

As of December 31, 2010 and 2009, current and non-current income taxes payable include accrued potential interest of $22 million ($13 million after income taxes) and $23 million ($14 million after income taxes), respectively, and potential penalties of $13 million and $9 million, respectively. With respect to the interest related items, the Company’s income tax expense included a benefit of $1 million and $2 million for the years ended December 31, 2010 and 2008, respectively, and an expense of $3 million for the year ended December 31, 2009.

At December 31, 2010, the Company has not provided deferred U.S. income taxes and foreign withholding taxes for $132 million of undistributed earnings by our non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

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

Under the terms of the 2008 LTPP, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) to any participant over the life of the 2008 LTPP with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

On April 27, 2010, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP that increased the number of shares authorized for issuance under the 2008 LTPP to approximately 12.2 million shares, except that each

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

share of L-3 Holdings common stock issued under a “full value” award (i.e., awards other than stock options or stock appreciation rights) granted on or after March 1, 2010 will be counted as 2.6 shares for purposes of this share limit. At December 31, 2010, 8.4 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

Awards under the 2008 DSIP may be granted only to non-employee directors of the Company. Awards under the 2008 DSIP may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. At December 31, 2010, the number of shares of L-3 Holding’s common stock authorized for grant under the 2008 DSIP was 300,000, of which, 272,218 shares were still available for awards. The 2008 LTPP and the 2008 DSIP are collectively referred to as the 2008 Plans.

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

Stock Options. The exercise price of stock options that may be granted under the 2008 Plans may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). Compensation expense for stock option awards was $12 million ($8 million after income taxes) for the year ended December 31, 2010, $16 million ($10 million after income taxes) for the year ended December 31, 2009, and $17 million ($10 million after income taxes) for the year ended December 31, 2008. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2010 and changes during the year then ended.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(in Years)	(in millions)

Number of shares under option
Outstanding at January 1, 2010	5,233.9	$73.68	6.3	$83

Options granted	555.4	90.23
Options exercised	(1,010.2)	59.03
Options forfeited	(217.0)	87.86

Outstanding at December 31, 2010	4,562.1	$78.27	6.2	$15

Vested and expected to vest at December 31, 2010(1)	4,517.0	$78.20	6.2	$15

Exercisable at December 31, 2010	3,369.1	$75.64	5.2	$15

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of each stock option awarded was $18.41, $14.67, and $18.65 for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value, disclosed in the table above,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

represents the difference between L-3 Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $30 million, $12 million, and $35 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, unrecognized compensation costs related to stock options was $15 million ($9 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.7 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $10 million, $5 million and $13 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	2010	2009	2008
	Grants	Grants	Grants

Expected holding period (in years)	4.7	4.6	4.7
Expected volatility	26.2%	26.2%	20.2%
Expected dividend yield	2.2%	2.4%	1.6%
Risk-free interest rate	2.3%	2.5%	3.2%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of each restricted stock units awarded was $90.23, $74.02 and $98.18 for the years ended December 31, 2010, 2009 and 2008, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

Compensation expense for all restricted stock unit awards was $52 million ($32 million after income taxes) for the year ended December 31, 2010, $42 million ($25 million after income taxes) for the year ended December 31, 2009, and $32 million ($19 million after income taxes) for the year ended December 31, 2008. The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2010 and changes during the year then ended.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)

Nonvested balance at January 1, 2010	1,707.2	$86.30
Granted	603.4	90.23
Vested	(418.5)	95.33
Forfeited	(158.4)	87.17

Nonvested balance at December 31, 2010	1,733.7	$85.41

As of December 31, 2010, total unrecognized compensation costs related to nonvested restricted stock unit awards were $62 million ($38 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.8 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2010, 2009 and 2008 as of their vesting dates was $31 million, $23 million, and $20 million, respectively.

Performance Units. The Company’s Long-Term Incentive Program (LTIP) is a multi-year performance program under which each participant receives a target award of performance units, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The number of units ultimately earned can range from zero to 200% of the target award. The final value of each award will vary based upon (1) the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals established by the Compensation Committee of the Board of Directors of L-3 Holdings and (2) the closing price of L-3 Holdings’ common stock at the end of the performance period. Units issued under the program are payable in either cash or shares of L-3 Holdings’ common stock as determined at the time of grant by the Compensation Committee.

In 2010, 2009, and 2008, the Company awarded performance units with a weighted average grant date fair value per unit of $105.14, $87.18, and $103.10, respectively. Of these units, (1) the final value of half of the units is contingent upon the compound annual growth rate in L-3’s diluted earnings per share (the EPS Element) and (2) the final value of half of the units is contingent upon L-3’s total stockholder return relative to a peer group of companies (the TSR Element). The performance period for units awarded during 2010 is for the three-year period ending December 31, 2012. The performance period for units awarded during 2009 and 2008 begins on the first day of the Company’s fiscal third quarter of the applicable grant year and ends on the December 31 that is two and a half years later. Units related to the EPS Element are payable in shares of L-3 Holdings’ common stock, while units related to the TSR Element are payable in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period. The total compensation expense recognized for all LTIP awards for the years ended December 31, 2010, 2009, and 2008 was $3 million ($2 million after income taxes), $9 million ($5 million after income taxes), and $4 million ($2 million after income taxes), respectively. As of December 31, 2010, total unrecognized compensation costs related to the performance units were $4 million ($3 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.6 years.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2010 and changes during the year then ended.

	Payable in Cash (TSR)		Payable in Shares (EPS)
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Units	Fair Value	Units	Fair Value
	(in thousands)		(in thousands)

Outstanding at January 1, 2010	91.0	$104.44	82.9	$85.51
Granted	35.0	119.96	35.0	90.32
Increase (decrease) due to expected performance	(115.7)	108.24	24.0	82.23
Vested	—	—	(51.7)	94.02
Forfeited	(2.5)	103.29	(2.1)	82.54

Outstanding at December 31, 2010	7.8	$117.13	88.1	$80.24

The performance period for the units awarded in 2008 ended on December 31, 2010. Based on the EPS element and TSR element achieved during the performance period, total performance units of 51,692 having a fair market value of $4 million as of their vesting date were earned by the LTIP participants on December 31, 2010.

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

Changes in assumptions can materially impact the estimated fair value of the TSR element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2010 are presented in the table below.

	2010	2009
	Grants	Grants

Expected volatility	24.2%	31.6%
Expected dividend yield	2.3%	1.6%
Risk-free interest rate	0.6%	1.1%

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). As a result, no subsequent options to purchase shares of L-3 Holdings’ common stock have been or will be granted under the Company’s prior employee stock purchase plan (2001 ESPP).

The general terms of the 2009 ESPP are substantially identical to those of the 2001 ESPP. Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at the end of each six-month offering period at 85% of fair market value (or 95% of fair market value for offering periods beginning on or after January 1, 2011) based on the average of the highest and lowest sales prices for the stock on the purchase date. Eligible employees generally include all employees of the Company and each subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $21,250 each calendar year.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2010, 6.4 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2011 as described below). In July 2010, the Company issued 0.5 million shares under the 2009 ESPP at an average price of $60.90 per share, which covered employee contributions for the six months ended June 30, 2010. In January 2011, the Company issued 0.6 million shares under the 2009 ESPP at an average price of $60.01 per share, which covered employee contributions for the six months ended December 31, 2010. For both years ended December 31, 2010 and 2009, the Company recognized $12 million ($10 million after income taxes) in compensation expense related to the discount for L-3 Holdings’ common stock purchases under the 2001 ESPP and 2009 ESPP.

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2010.

	Real Estate	Equipment	Total
	(in millions)

2011	$169	$20	$189
2012	119	17	136
2013	98	10	108
2014	83	7	90
2015	57	6	63
Thereafter	128	16	144

Total minimum payments required	654	76	730
Less: Sublease rentals under non-cancelable leases	16	—	16

Net minimum payments required	$638	$76	$714

Rent expense, net of sublease income, was $176 million for 2010, $170 million for 2009, and $166 million for 2008.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $394 million, of which $17 million reduces the amount of available borrowings to the Company under the Revolving Credit Facility at December 31, 2010, and $360 million, of which, $32 million reduced the amount of available borrowings under the Revolving Credit Facility at December 31, 2009. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the Company’s acquisition of L-3 Communications MAPPS Inc. in 2005, the Company acquired a 47.5% interest in FAST Holdings Limited (FAST), a joint venture corporation. FAST has been contracted to provide and operate training facilities and equipment for the United Kingdom’s Astute Class Submarine Training Service program.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company has guaranteed 50% of certain bank debt borrowed by FAST to finance its activities on this program. At December 31, 2010, the Company’s guarantee amounted to $44 million. The Company expects to be released from the guarantee upon customer acceptance of all contract deliverables, which is expected to occur no later than the second quarter of 2011.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2011 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28 million, or sell both properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $23 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $23 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

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

Environmental Matters

Management continually assesses the Company’s obligations with respect to applicable environmental protection laws, including those obligations assumed in connection with certain business acquisitions. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that, after considering amounts accrued, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company’s consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Litigation Matters

The Company is also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2010, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below do not constitute reasonable estimates of loss. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. The case is currently scheduled to go to a third jury trial on October 31, 2011. The parties have participated in court-ordered mediations from time to time, and are expected to participate in future court-ordered mediations prior to trial, but to date such mediations have not resulted in a mutually acceptable resolution of this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

Titan Government Investigation. In October 2002, The Titan Corporation (Titan) received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. The Company acquired Titan in July 2005. The Company was recently advised by the DoJ that it has closed this matter without taking action against the Company.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

			Postretirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009
		(in millions)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,964	$1,722	$188	$162
Service cost	99	93	4	4
Interest cost	122	112	11	11
Plan participants’ contributions	3	3	4	4
Amendments	(33)	7	—	(4)
Actuarial loss	284	68	9	21
Foreign currency exchange rate changes	9	31	2	5
Curtailments, settlements and special termination benefits	—	—	(1)	—
Benefits paid	(83)	(72)	(14)	(15)

Benefit obligation at the end of the year	$2,365	$1,964	$203	$188

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,304	$1,064	$33	$27
Actual return on plan assets	163	212	3	5
Employer contributions	186	67	13	12
Plan participants’ contributions	3	3	4	4
Foreign currency exchange rate changes	12	30	—	—
Benefits paid	(83)	(72)	(14)	(15)

Fair value of plan assets at the end of the year	$1,585	$1,304	$39	$33

Funded status at the end of the year	$(780)	$(660)	$(164)	$(155)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$9	$11	$—	$—
Current liabilities	(2)	(1)	(8)	(8)
Non-current liabilities	(787)	(670)	(156)	(147)

	$(780)	$(660)	$(164)	$(155)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

			Postretirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009
		(in millions)

Net loss	$712	$518	$16	$9
Prior service (credit) cost	(12)	24	(11)	(16)

Total amount recognized	$700	$542	$5	$(7)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $2,004 million at December 31, 2010 and $1,659 million at December 31, 2009. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2010 and 2009.

	Pension Plans
	2010	2009
	(in millions)

Projected benefit obligation	$2,216	$1,863
Accumulated benefit obligation	1,875	1,566
Fair value of plan assets	1,441	1,196

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2010 and 2009.

					Postretirement
	Pension Plans				Benefit Plans
	2010		2009		2010		2009

Benefit obligations:
Discount rate	5.57	%(1)	6.26	%(1)	5.40	%(2)	5.94	%(2)
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%

(1)	The weighted average discount rate assumptions used at December 31, 2010 and 2009 were comprised of separate assumptions determined by country of 5.6% and 6.3% for the U.S. based plans, 5.4% and 6.1% for the Canadian based plans and 5.4% and 5.8% for the German based plans.

(2)	The weighted average discount rate assumptions used at December 31, 2010 and 2009 were comprised of separate assumptions determined by country of 5.4% and 5.9% for the U.S. based plans and 5.4% and 6.1% for the Canadian based plans.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2010, 2009 and 2008.

				Postretirement
	Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008
			(in millions)

Components of net periodic benefit cost:
Service cost	$99	$93	$89	$4	$4	$6
Interest cost	122	112	104	11	11	10
Expected return on plan assets	(112)	(91)	(117)	(2)	(2)	(2)
Amortization of prior service costs (credits)	3	4	3	(3)	(2)	(3)
Amortization of net loss (gain)	40	53	7	1	(3)	(2)
Curtailment or settlement loss (gain)	2	2	1	(2)	—	—

Net periodic benefit cost	$154	$173	$87	$9	$8	$9

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the year ended December 31, 2010.

	Pension	Postretirement
	Plans	Benefit Plans
	(in millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$234	$8
Prior service (credit) cost	(33)	2
Amortization of net loss	(40)	(1)
Amortization of prior service (cost) credit	(3)	3

Total recognized in other comprehensive income	158	12

Total recognized in net periodic benefit cost and other comprehensive income	$312	$21

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive (loss) income and recognized as components of net periodic benefit costs during 2011.

	Pension	Postretirement
	Plans	Benefit Plans	Total
	(in millions)

Net loss	$54	$1	$55
Prior service cost (credit)	1	(3)	(2)

	$55	$(2)	$53

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008.

							Postretirement
	Pension Plans						Benefit Plans
	2010		2009		2008		2010		2009		2008
					(in millions)

Net periodic benefit cost:
Discount rate	6.26	%(1)	6.49	%(1)	6.36	%(1)	5.94	%(3)	6.74	%(3)	6.07	%(3)
Expected long-term return on plan assets	8.55	%(2)	8.54	%(2)	8.55	%(2)	6.20%		6.18%		6.36%
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%		4.50%		4.50%

(1)	The weighted average discount rate assumptions used for the years ended December 31, 2010, 2009 and 2008 were comprised of separate assumptions determined by country of 6.3%, 6.4% and 6.5% for the U.S. based plans, 6.1%, 7.4% and 5.75% for the Canadian based plans and 5.8%, 6.2%, and 5.4% for the German based plans, respectively.

(2)	The weighted average expected long-term return on plan assets assumptions used for the years ended December 31, 2010, 2009 and 2008 were comprised of separate assumptions determined by country of 8.75% for the U.S. based plans and 7.5% for the Canadian based plans.

(3)	The weighted average discount rate assumptions used for the years ended December 31, 2010, 2009 and 2008 were comprised of separate assumptions determined by country of 5.9%, 6.6% and 6.25% for the U.S. based plans and 6.1%, 7.4% and 5.5% for the Canadian based plans, respectively.

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The assumption has been determined based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 9.5% in 2011 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	10	(9)

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the fiduciary standards of ERISA; (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

The Committee retains a professional investment consultant to advise the Committee and help ensure that the above policies and strategies are met. The Committee does not actively manage the day to day operations and selection process of individual securities and investments, as it retains the professional services of qualified investment management organizations to fulfill those tasks. Qualified investment management organizations are evaluated on several criteria for selection, with a focus on the investment management organizations’ demonstrated capability to achieve results that will meet or exceed the investment objectives they have been assigned and conform to the policies established by the Committee. While the investment management organizations have investment discretion over the assets placed under their management, the Committee provides each investment manager with specific investment guidelines relevant to its asset class.

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

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2010, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category.

	U.S.			Canada
Asset Category	Range	2010	2009	Range	2010	2009

Domestic equity(1)	30%-60%	46%	44%	15%-30%	21%	20%
International equity(2)	10%-20%	16	17	20%-50%	38	25
Fixed income securities	20%-40%	29	28	30%-55%	36	49
Real estate securities	0%-15%	5	5	—	—	—
Other, primarily cash and cash equivalents	0%-15%	4	6	0%-15%	5	6

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.

(2)	International equities for Canadian plans includes equities of U.S. companies.

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2010 and 2009, by asset category segregated by level within the fair value hierarchy, as described in Note 12:

	U.S. Plans’ Assets						Canadian Plans’ Assets
	Fair Value Measured at						Fair Value Measured at
	December 31, 2010						December 31, 2010
Asset Category	Level 1		Level 2		Level 3	Total	Level 1	Level 2		Level 3	Total
	(in millions)

Equity securities(1):
U.S. Equity	609		—		—	609	32	11		—	43
International Equity	100		113		—	213	35	71		—	106
Fixed Income —
Investment Grade	155	(2)	153	(3)	—	308	—	92	(3)	—	92
Fixed Income —
High Yield(4)	—		83		—	83	—	—		—	—
Real Estate Investment
Trusts(5)	70		—		—	70	—	—		—	—
Other(6)	—		50		—	50	4	7		—	11

Total	$934		$399		$—	$1,333	$71	$181		$—	$252

	U.S. Plans’ Assets						Canadian Plans’ Assets
	Fair Value Measured at						Fair Value Measured at
	December 31, 2009						December 31, 2009
Asset Category	Level 1		Level 2		Level 3	Total	Level 1	Level 2		Level 3	Total
						(in millions)

Equity securities(1):
U.S. Equity	470		—		—	470	—	19		—	19
International Equity	85		103		—	188	41	38		—	79
Fixed Income —
Investment Grade	125	(2)	109	(3)	—	234	—	109	(3)	—	109
Fixed Income —
High Yield(4)	—		70		—	70	—	—		—	—
Real Estate Investment
Trusts(5)	55		—		—	55	—	—		—	—
Other(6)	—		65		—	65	2	13		—	15

Total	$735		$347		$—	$1,082	$43	$179		$—	$222

(1)	Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various foreign exchanges. The Level 2 investment balance is derived from pooled equity funds offered by registered investment companies.

(2)	Approximately 50% in 2010 and 53% in 2009 of U.S. plan assets invested in fixed income — investment grade securities consist of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)	The remaining 50% in 2010 and 47% in 2009 of U.S. plan assets invested in fixed income — investment grade securities as well as the Canadian plan assets invested in fixed income — investment grade securities is derived from pooled bond funds offered by registered investment companies. As these funds do not trade in an active market, the fair value is based on net asset values (NAVs) calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	Fixed income — high yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest in real estate directly, either through properties or mortgages.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	Other consists primarily of (i) short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, which are classified as Level 2, and (ii) cash, which is classified as Level 1.

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2010 and 2009, by asset category segregated by level within the fair value hierarchy, as described in Note 12.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at						Fair Value Measured at
	December 31, 2010						December 31, 2009
Asset Category	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
	(in millions)

Equity securities(1):
U.S. Equity	22		—		—	22	13		—		—	13
International Equity	1		1		—	2	1		1		—	2
Fixed Income —
Investment Grade	10	(2)	2	(3)	—	12	14	(2)	1	(3)	—	15
Fixed Income —
High Yield(4)	—		1		—	1	—		1		—	1
Real Estate Investment
Trusts(5)	1		—		—	1	1		—		—	1
Other(6)	—		1		—	1	—		1		—	1

Total	$34		$5		$—	$39	$29		$4		$—	$33

(1)	Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various foreign exchanges. The Level 2 investment balance is derived from a pooled equity fund offered by a registered investment company.

(2)	Approximately 83% in 2010 and 93% in 2009 of the postretirement benefit plan assets invested in fixed income — investment grade securities consist of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)	The remaining 17% in 2010 and 7% in 2009 of the postretirement benefit plan assets invested in fixed income — investment grade securities is derived from a pooled bond fund offered by a registered investment company, which does not trade in an active market. The fair value is based on NAV’s calculated by the fund manager based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	Fixed income — high yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest in real estate directly, either through properties or mortgages.

(6)	Other consists primarily of short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

Contributions. For the year ending December 31, 2011, the Company currently expects to contribute approximately $185 million to its pension plans and approximately $13 million to its postretirement benefit plans.

Multi-employer Benefit Plans. Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans based on a fixed rate per hour of service worked by the covered employees. Under these plans, the Company contributed cash and recorded expenses of $17 million for 2010, $15 million for 2009 and $13 million for 2008.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement
		Benefits
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts
	(in millions)

2011	$91	13	1
2012	95	14	1
2013	105	14	1
2014	113	15	1
2015	122	16	1
Years 2016-2020	776	90	6

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $147 million for 2010, $143 million for 2009 and $144 million for 2008.

21.	Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Interest paid on outstanding debt	$233	$237	$267
Income tax payments	341	387	343
Income tax refunds	12	13	8

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

22.	Segment Information

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

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2010	2009(1)	2008(1)
	(in millions)

Net Sales
Products
C3ISR	$1,978	$2,082	$1,794
Government Services	253	245	237
AM&M	811	688	647
Electronic Systems	4,711	4,796	4,652
Elimination of intercompany sales	(157)	(295)	(200)

Total products sales	7,596	7,516	7,130

Services
C3ISR	1,469	1,090	778
Government Services	3,717	3,938	4,118
AM&M	2,215	2,255	2,031
Electronic Systems	956	1,039	976
Elimination of intercompany sales	(273)	(223)	(132)

Total services sales	8,084	8,099	7,771

Consolidated total	$15,680	$15,615	$14,901

Operating Income
C3ISR	$395	$344	$244
Government Services	344	394	423
AM&M	229	243	243
Electronic Systems	782	675	649	(2)

Segment Total	$1,750	$1,656	$1,559
Litigation gain	—	—	126	(3)

Consolidated total	$1,750	$1,656	$1,685

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31,
	2010	2009(1)	2008(1)
	(in millions)

Depreciation and amortization
C3ISR	$45	$43	$40
Government Services	37	39	35
AM&M	20	19	24
Electronic Systems	129	117	107

Consolidated total	$231	$218	$206

Capital Expenditures
C3ISR	$64	$60	$86
Government Services	7	12	14
AM&M	6	15	12
Electronic Systems	104	95	100
Corporate	—	4	6

Consolidated total	$181	$186	$218

Total Assets
C3ISR	$2,068	$1,875	$1,755
Government Services	3,323	3,293	3,454
AM&M	1,961	1,914	1,836
Electronic Systems	7,548	6,591	6,359
Corporate	551	1,202	1,080

Consolidated total	$15,451	$14,875	$14,484

(1)	As a result of a re-alignment of a business unit in the Company’s management and organizational structure as discussed in Note 2, sales of $61 million and $48 million, and operating income of $3 million were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $39 million and $40 million of total assets were reclassified from the Government Services reportable segment to the Electronic Systems reportable segment.

(2)	Operating income for the Electronic Systems reportable segment includes: (i) a gain of $12 million from the sale of the PMD product line (see note 4) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.

(3)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatening litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

U.S.	$13,747	$13,666	$12,815
Foreign:
Canada	305	283	308
United Kingdom	231	173	212
Germany	215	276	324
Australia	164	176	147
South Korea	100	132	140
Italy	68	76	93
China	65	63	59
Other	785	770	803

Total foreign	1,933	1,949	2,086

Consolidated	$15,680	$15,615	$14,901

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)

U.S. Government agencies(1)	$13,077	$13,059	$12,126
Commercial	1,461	1,474	1,676
Allied foreign governments(1)	1,142	1,082	1,099

Consolidated	$15,680	$15,615	$14,901

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

23.	Employee Severance and Termination Costs

During the year-ended December 31, 2010, the Company commenced headcount reductions across several businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of this initiative, the Company recorded a total of $17 million in employee severance and other related termination costs for approximately 700 employees, primarily in the Electronic Systems reportable segment. At December 31, 2010, the remaining balance to be paid was $12 million.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

24.	Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2010 and 2009 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share data)

2010
Sales	$3,624	$3,966	$3,835	$4,255
Operating income	410	442	437	461
Net income attributable to L-3	221	228	238	268
Basic EPS(1)	1.89	1.97	2.08	2.38
Diluted EPS(1)	1.87	1.95	2.07	2.37

2009
Sales	$3,636	$3,929	$3,842	$4,208
Operating income	376	417	418	446
Net income attributable to L-3	199	225	250	227
Basic EPS(1)	1.66	1.91	2.13	1.94
Diluted EPS(1)	1.66	1.90	2.12	1.93

(1)	Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

25.	Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2010.

	L-3 Communications
	Common Stock		Additional
	Shares	Par	Paid-in	Treasury	Retained
	Issued	Value	Capital	Stock	Earnings	Total
	(in millions)

Balance at December 31, 2007	100	—	$3,817	$—	$2,057	$5,874
Net income attributable to L-3	—	—	—	—	938	938
Contributions from L-3 Holdings	—	—	319	—	—	319
Dividends to L-3 Holdings	—	—	—	—	(941)	(941)

Balance at December 31, 2008	100	—	4,136	—	2,054	6,190
Net income attributable to L-3	—	—	—	—	901	901
Contributions from L-3 Holdings	—	—	313	—	—	313
Dividends to L-3 Holdings	—	—	—	—	(670)	(670)
Other	—	—	—	—	(1)	(1)

Balance at December 31, 2009	100	—	4,449	—	2,284	6,733
Net income attributable to L-3	—	—	—	—	955	955
Contributions from L-3 Holdings	—	—	352	—	—	352
Dividends to L-3 Holdings	—	—	—	—	(1,018)	(1,018)
Other	—	—	—	—	(2)	(2)

Balance at December 31, 2010	100	—	$4,801	$—	$2,219	$7,020

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings’

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
	(in millions)

Condensed Combining Balance Sheets:
At December 31, 2010:
Current assets:
Cash and cash equivalents	$—	$257	$3	$482	$(135)	$607
Billed receivables, net	—	387	680	232	—	1,299
Contracts in process	—	801	1,525	222	—	2,548
Other current assets	—	295	161	168	—	624

Total current assets	—	1,740	2,369	1,104	(135)	5,078
Goodwill	—	1,857	5,592	1,281	—	8,730
Other assets	—	693	763	187	—	1,643
Investment in and amounts due from consolidated subsidiaries	7,462	8,912	2,417	—	(18,791)	—

Total assets	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

Current portion of long-term debt	$11	$11	$—	$—	$(11)	$11
Other current liabilities	—	898	1,388	571	(135)	2,722
Amounts due to consolidated subsidiaries	—	—	—	439	(439)	—
Other long-term liabilities	—	1,403	235	99	—	1,737
Long-term debt	687	4,126	—	—	(687)	4,126

Total liabilities	698	6,438	1,623	1,109	(1,272)	8,596

L-3 shareholders’ equity	6,764	6,764	9,518	1,463	(17,745)	6,764
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,764	6,764	9,518	1,463	(17,654)	6,855

Total liabilities and equity	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

At December 31, 2009:
Current assets:
Cash and cash equivalents	$—	$797	$4	$364	$(149)	$1,016
Billed receivables, net	—	321	629	199	—	1,149
Contracts in process	—	616	1,538	241	—	2,395
Other current assets	—	359	164	130	—	653

Total current assets	—	2,093	2,335	934	(149)	5,213
Goodwill	—	1,190	5,828	1,172	—	8,190
Other assets	3	485	810	177	(3)	1,472
Investment in and amounts due from consolidated subsidiaries	7,240	8,916	1,949	—	(18,105)	—

Total assets	$7,243	$12,684	$10,922	$2,283	$(18,257)	$14,875

Current liabilities	$—	$762	$1,343	$588	$(149)	$2,544
Amounts due to consolidated subsidiaries	—	—	—	260	(260)	—
Other long-term liabilities	—	1,243	226	90	—	1,559
Long-term debt	676	4,112	—	—	(676)	4,112

Total liabilities	676	6,117	1,569	938	(1,085)	8,215

L-3 shareholders’ equity	6,567	6,567	9,353	1,345	(17,265)	6,567
Noncontrolling interests	—	—	—	—	93	93

Total equity	6,567	6,567	9,353	1,345	(17,172)	6,660

Total liabilities and equity	$7,243	$12,684	$10,922	$2,283	$(18,257)	$14,875

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the year ended December 31, 2010:
Net sales	$—	$3,831	$10,013	$2,130	$(294)	$15,680
Cost of sales	82	3,309	9,077	1,837	(375)	13,930

Operating (loss) income	(82)	522	936	293	81	1,750
Interest and other income, net	—	132	—	3	(114)	21
Interest expense	46	268	110	6	(161)	269
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(128)	368	826	290	128	1,484
(Benefit) provision for income taxes	(45)	129	288	101	45	518
Equity in net income of consolidated subsidiaries	1,038	716	—	—	(1,754)	—

Net income	955	955	538	189	(1,671)	966
Net income attributable to noncontrolling interests	—	—	—	—	11	11

Net income attributable to L-3	$955	$955	$538	$189	$(1,682)	$955

For the year ended December 31, 2009:
Net sales	$—	$3,419	$10,397	$1,929	$(130)	$15,615
Cost of sales	74	2,987	9,413	1,689	(204)	13,959

Operating (loss) income	(74)	432	984	240	74	1,656
Interest and other income, net	—	128	3	2	(114)	19
Interest expense	45	277	110	6	(159)	279
Debt retirement charge	—	10	—	—	—	10

(Loss) income before income taxes	(119)	273	877	236	119	1,386
(Benefit) provision for income taxes	(37)	119	275	81	37	475
Equity in net income of consolidated subsidiaries	983	747	—	—	(1,730)	—

Net income	901	901	602	155	(1,648)	911
Net income attributable to noncontrolling interests	—	—	—	—	10	10

Net income attributable to L-3	$901	$901	$602	$155	$(1,658)	$901

For the year ended December 31, 2008:
Net sales	$—	$3,192	$9,826	$2,000	$(117)	$14,901
Cost of sales	64	2,768	8,893	1,798	(181)	13,342
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(64)	550	933	202	64	1,685
Interest and other income, net	—	130	5	7	(114)	28
Interest expense	43	287	110	7	(157)	290

(Loss) income from continuing operations before income taxes	(107)	393	828	202	107	1,423
(Benefit) provision for income taxes	(39)	116	304	74	39	494

(Loss) income from continuing operations	(68)	277	524	128	68	929
Gain on sale of a business, net of income taxes	—	20	—	—	—	20
Equity in net income of consolidated subsidiaries	1,006	641	—	—	(1,647)	—

Net income	938	938	524	128	(1,579)	949
Net income attributable to noncontrolling interests	—	—	—	—	11	11

Net income attributable to L-3	$938	$938	$524	$128	$(1,590)	$938

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2010:
Operating activities:
Net cash from operating activities	$1,018	$288	$953	$243	$(1,041)	$1,461

Investing activities:
Business acquisitions, net of cash acquired	—	(756)	—	—	—	(756)
Investments in L-3 Communications	(116)	—	—	—	116	—
Other investing activities	—	(79)	(102)	(8)	—	(189)

Net cash used in investing activities	(116)	(835)	(102)	(8)	116	(945)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(800)	—	—	—	(800)
Common stock repurchased	(834)	—	—	—	—	(834)
Dividends paid on L-3 Holdings common stock	(184)	—	—	—	—	(184)
Dividends paid to L-3 Holdings	—	(1,018)	—	—	1,018	—
Investments from L-3 Holdings	—	116	—	—	(116)	—
Other financing activities	116	912	(852)	(110)	37	103

Net cash (used in) from financing activities	(902)	7	(852)	(110)	939	(918)

Effect of foreign currency exchange rate changes on cash	—	—	—	(7)	—	(7)

Net (decrease) increase in cash	—	(540)	(1)	118	14	(409)
Cash and cash equivalents, beginning of the year	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the year	$—	$257	$3	$482	$(135)	$607

For the year ended December 31, 2009:
Operating activities:
Net cash from operating activities	$670	$132	$1,093	$248	$(736)	$1,407

Investing activities:
Business acquisitions, net of cash acquired	—	(90)	—	—	—	(90)
Investments in L-3 Communications	(87)	—	—	—	87	—
Other investing activities	—	(64)	(103)	(15)	—	(182)

Net cash used in investing activities	(87)	(154)	(103)	(15)	87	(272)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Repayment of borrowings under term loan facility	—	(650)	—	—	—	(650)
Redemption of senior subordinated notes	—	(750)	—	—	—	(750)
Common stock repurchased	(505)	—	—	—	—	(505)
Dividends paid on L-3 Holdings common stock	(165)	—	—	—	—	(165)
Dividends paid to L-3 Holdings	—	(670)	—	—	670	—
Investments from L-3 Holdings	—	87	—	—	(87)	—
Other financing activities	87	1,086	(988)	(116)	—	69

Net cash (used in) from financing activities	(583)	99	(988)	(116)	583	(1,005)

Effect of foreign currency exchange rate changes on cash	—	—	—	19	—	19

Net increase (decrease) in cash	—	77	2	136	(66)	149
Cash and cash equivalents, beginning of the year	—	720	2	228	(83)	867

Cash and cash equivalents, end of the year	$—	$797	$4	$364	$(149)	$1,016

For the year ended December 31, 2008:
Operating activities:
Net cash from operating activities	$941	$38	$1,215	$204	$(1,011)	$1,387

Investing activities:
Business acquisitions, net of cash acquired	—	(283)	—	—	—	(283)
Investments in L-3 Communications	(103)	—	—	—	103	—
Other investing activities	—	(15)	(111)	(23)	—	(149)

Net cash used in investing activities	(103)	(298)	(111)	(23)	103	(432)

Financing activities:
Common stock repurchased	(794)	—	—	—	—	(794)
Dividends paid on L-3 Holdings common stock	(147)	—	—	—	—	(147)
Dividends paid to L-3 Holdings	—	(941)	—	—	941	—
Investments from L-3 Holdings	—	103	—	—	(103)	—
Other financing activities	103	1,186	(1,109)	(162)	83	101

Net cash (used in) from financing activities	(838)	348	(1,109)	(162)	921	(840)

Effect of foreign currency exchange rate changes on cash	—	—	—	(28)	—	(28)

Net increase (decrease) in cash	—	88	(5)	(9)	13	87
Cash and cash equivalents, beginning of the year	—	632	7	237	(96)	780

Cash and cash equivalents, end of the year	$—	$720	$2	$228	$(83)	$867