Form 10-Q
period 2011-04-01
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2011-05-05
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

There were 106,127,785 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 2, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended April 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	April 1,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$548	$607
Billed receivables, net of allowances of $33 in 2011 and $34 in 2010	1,267	1,299
Contracts in process	2,711	2,548
Inventories	341	303
Deferred income taxes	114	114
Other current assets	198	207

Total current assets	5,179	5,078

Property, plant and equipment, net	916	923
Goodwill	8,776	8,730
Identifiable intangible assets	456	470
Deferred debt issue costs	39	39
Other assets	204	211

Total assets	$15,570	$15,451

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$11
Accounts payable, trade	582	463
Accrued employment costs	660	672
Accrued expenses	543	569
Advance payments and billings in excess of costs incurred	552	580
Income taxes	56	49
Other current liabilities	389	389

Total current liabilities	2,782	2,733

Pension and postretirement benefits	912	943
Deferred income taxes	341	308
Other liabilities	483	486
Long-term debt	4,126	4,126

Total liabilities	8,644	8,596

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 107,364,727 shares outstanding at April 1, 2011 and 108,623,509 shares outstanding at December 31, 2010 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,863	4,801
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 34,651,486 shares at April 1, 2011 and 32,037,454 shares at December 31, 2010	(2,863)	(2,658)
Retained earnings	5,031	4,877
Accumulated other comprehensive loss	(195)	(256)

Total L-3 shareholders’ equity	6,836	6,764
Noncontrolling interests	90	91

Total equity	6,926	6,855

Total liabilities and equity	$15,570	$15,451

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	April 1,	March 26,
	2011	2010

Net sales:
Products	$1,731	$1,714
Services	1,870	1,910

Total net sales	3,601	3,624

Cost of sales:
Products	1,512	1,488
Services	1,699	1,726

Total cost of sales	3,211	3,214

Operating income	390	410
Interest and other income, net	2	4
Interest expense	63	64
Debt retirement charge	18	—

Income before income taxes	311	350
Provision for income taxes	104	128

Net income	$207	$222
Less: Net income attributable to noncontrolling interests	3	1

Net income attributable to L-3	$204	$221
Less: Net income allocable to participating securities	1	2

Net income allocable to L-3 Holdings’ common shareholders	$203	$219

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$1.87	$1.89

Diluted	$1.85	$1.87

Cash dividends paid per common share	$0.45	$0.40

L-3 Holdings’ weighted average common shares outstanding:
Basic	108.5	115.9

Diluted	109.5	116.9

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the quarter ended April 1, 2011:
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Comprehensive income:
Net income					204		3	207
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $5						8		8
Foreign currency translation adjustment						54		54
Unrealized losses on hedging instruments, net of an income tax benefit of $1						(1)		(1)

Total comprehensive income								268
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($0.45 per share)					(49)			(49)
Shares issued:
Employee savings plans	0.6		40					40
Exercise of stock options	0.1		7					7
Employee stock purchase plan	0.6		—					—
Stock-based compensation expense			15					15
Treasury stock purchased	(2.6)			(205)				(205)
Other	0.1		—		(1)			(1)

Balance at April 1, 2011	107.4	$1	$4,862	$(2,863)	$5,031	$(195)	$90	$6,926

For the quarter ended March 26, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					221		1	222
Pension and postretirement benefit plans:
Net gain arising during the period						2		2
Amortization of net loss previously recognized, net of income taxes of $4						6		6
Foreign currency translation adjustment						(19)		(19)
Unrealized gains on hedging instruments, net of income taxes of $2						3		3

Total comprehensive income								214
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.40 per share)					(47)			(47)
Shares issued:
Employee savings plans	0.4		30					30
Exercise of stock options	0.8		48					48
Employee stock purchase plan	0.5		—					—
Stock-based compensation expense			19					19
Treasury stock purchased	(1.4)			(123)				(123)
Other			(2)		(1)			(3)

Balance at March 26, 2010	115.7	$1	$4,543	$(1,947)	$4,281	$(174)	$92	$6,796

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	Apri1 1,	March 26,
	2011	2010

Operating activities:
Net income	$207	$222
Depreciation of property, plant and equipment	42	41
Amortization of intangibles and other assets	17	15
Deferred income tax provision	26	29
Stock-based employee compensation expense	15	19
Contributions to employee savings plans in L-3 Holdings’ common stock	40	30
Amortization of pension and postretirement benefit plans net loss and prior service cost	13	10
Amortization of bond discounts (included in interest expense)	2	6
Amortization of deferred debt issue costs (included in interest expense)	2	3
Non-cash portion of debt retirement charge	5	—
Other non-cash items	2	—

Subtotal	371	375

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	38	(157)
Contracts in process	(159)	(75)
Inventories	(32)	(10)
Accounts payable, trade	116	87
Accrued employment costs	(27)	(17)
Accrued expenses	(32)	(12)
Advance payments and billings in excess of costs incurred	(33)	1
Income taxes	44	80
Excess income tax benefits related to share-based payment arrangements	(1)	(5)
Other current liabilities	(4)	(3)
Pension and postretirement benefits	(35)	24
All other operating activities	(26)	(17)

Subtotal	(151)	(104)

Net cash from operating activities	220	271

Investing activities:
Business acquisitions, net of cash acquired	—	(1)
Capital expenditures	(35)	(26)
Dispositions of property, plant and equipment	1	—
Investments in equity investees	—	(9)
Other investing activities	—	1

Net cash used in investing activities	(34)	(35)

Financing activities:
Proceeds from sale of senior notes	646	—
Redemption of senior subordinated notes	(650)	—
Redemption of CODES	(11)	—
Borrowings under revolving credit facility	81	—
Repayment of borrowings under revolving credit facility	(81)	—
Common stock repurchased	(205)	(123)
Dividends paid on L-3 Holdings’ common stock	(49)	(47)
Proceeds from exercises of stock options	7	44
Proceeds from employee stock purchase plan	13	18
Debt issue costs	(6)	—
Excess income tax benefits related to share-based payment arrangements	1	5
Other financing activities	(3)	(1)

Net cash used in financing activities	(257)	(104)

Effect of foreign currency exchange rate changes on cash and cash equivalents	12	(13)

Net (decrease) increase in cash and cash equivalents	(59)	119
Cash and cash equivalents, beginning of the period	607	1,016

Cash and cash equivalents, end of the period	$548	$1,135

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

The Company has the following four segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s segments is included in Note 21. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, warrior systems, security & detection, propulsion systems, avionics and displays, telemetry & advanced technology, undersea warfare, and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended April 1, 2011 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2010.

During the quarter ended April 1, 2011, the Company made certain reclassifications among its C3ISR, Government Services, and Electronic Systems segments due to re-alignments in the Company’s management and organizational structure. The segment results presented in this quarterly report reflect these reclassifications. See Note 21 for the prior period sales, operating income, and assets reclassified between segments.

3.	New Accounting Standards Implemented

In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality are excluded from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components are excluded from the scope of software revenue recognition standards. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Acquisitions and Dispositions

2011 Business Disposition

On February 22, 2011, the Company divested Microdyne Corporation (Microdyne), which was within the Electronic Systems segment. The divestiture resulted in an after-tax loss of approximately $1 million. Microdyne’s annual revenues of approximately $8 million, operating results and net assets were not material for any period presented and, therefore, this divestiture is not reported as a discontinued operation.

2010 Business Acquisitions and Disposition

During the year ended December 31, 2010, in separate transactions, the Company acquired Insight Technology Incorporated (Insight), Airborne Technologies, Inc. (ATI), 3Di Technologies (3Di), and FUNA International GmbH (FUNA). In addition, the Company divested the InfraredVision Technology Corporation business. See Note 4 to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for additional information regarding these business acquisitions and the disposition.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

As of April 1, 2011, the purchase prices for Insight, ATI and 3Di were finalized and the Insight purchase price allocation was completed. The final purchase price for FUNA is subject to adjustment based on the closing date actual net assets. The final purchase price allocations for the ATI, 3Di, and FUNA business acquisitions are expected to be completed during the second quarter of 2011 and will be based on the final purchase prices and final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2010, assuming that the business acquisitions completed during that period had occurred on January 1, 2010.

First Quarter Ended
March 26, 2010
(in millions,
except per share data)

Pro forma net sales	$3,718
Pro forma net income attributable to L-3	$228
Pro forma diluted earnings per share	$1.93

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2010.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	April 1,	December 31,
	2011	2010
	(in millions)

Unbilled contract receivables, gross	$2,945	$2,769
Less: unliquidated progress payments	(1,137)	(1,007)

Unbilled contract receivables, net	1,808	1,762

Inventoried contract costs, gross	1,011	882
Less: unliquidated progress payments	(108)	(96)

Inventoried contract costs, net	903	786

Total contracts in process	$2,711	$2,548

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

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$97	$77
Add: Contract costs incurred(1)	312	313
Less: Amounts charged to cost of sales	(307)	(306)

Amounts included in inventoried contract costs at end of the period	$102	$84

(1)	Includes IRAD and B&P costs of $81 million for each of the quarters ended April 1, 2011 and March 26, 2010 and other G&A costs of $231 million for the quarter ended April 1, 2011 and $232 million for the quarter ended March 26, 2010.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Selling, general and administrative expenses	$76	$63
Research and development expenses	18	12

Total	$94	$75

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	April 1,	December 31,
	2011	2010
	(in millions)

Raw materials, components and sub-assemblies	$129	$114
Work in process	160	130
Finished goods	52	59

Total	$341	$303

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill applicable to the Company’s reporting units in each segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions	2	—	2	—	4
Foreign currency translation adjustments(1)	3	1	9	29	42
Segment reclassification(2)	(5)	(94)	—	99	—

Balance at April 1, 2011	$868	$2,192	$1,183	$4,533	$8,776

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(1)	The increases in goodwill presented in each of the segments were due to the weakening of the U.S. dollar against the Euro, Canadian dollar, and British pound in the quarter ended April 1, 2011.

(2)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the quarter ended April 1, 2011.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	April 1, 2011				December 31, 2010
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)			(in millions)

Customer contractual relationships	23	$585	$215	$370	$584	$205	$379
Technology	11	145	76	69	145	72	73
Other	15	29	12	17	28	10	18

Total	21	$759	$303	$456	$757	$287	$470

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Amortization expense	$15	$13

Based on gross carrying amounts at April 1, 2011, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2011 through 2015 are presented in the table below.

	Year Ending December 31,
	2011	2012	2013	2014	2015
	(in millions)

Estimated amortization expense	$61	$53	$43	$43	$38

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	April 1,	December 31,
	2011	2010
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$18	$19
Accrued product warranty costs	86	86
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	85	93
Accrued interest	71	75
Deferred revenues	39	34
Aggregate purchase price payable for acquired businesses	3	—
Other	87	82

Total other current liabilities	$389	$389

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the components of other liabilities.

	April 1,	December 31,
	2011	2010
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$254	$248
Deferred compensation	55	53
Accrued workers’ compensation	53	57
Estimated contingent purchase price payable for acquired businesses	9	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	6	6
Other	96	103

Total other liabilities	$483	$486

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Accrued product warranty costs: (1)
Balance at January 1	$92	$99
Accruals for product warranties issued during the period	18	13
Foreign currency translation adjustments	1	(2)
Settlements made during the period	(19)	(12)

Balance at end of period	$92	$98

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	April 1,	December 31,
	2011	2010
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	—
5 7/8% Senior Subordinated Notes due 2015	—	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	700

Principal amount of long-term debt	4,139	4,150
Less: Unamortized discounts	(13)	(13)

Carrying amount of long-term debt	4,126	4,137
Less: Current portion of long-term debt(3)	—	(11)

Carrying amount of long-term debt, excluding current portion	$4,126	$4,126

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, provides for total aggregate borrowings of up to $1 billion. At April 1, 2011, available borrowings under the Revolving Credit Facility were $989 million after reductions for outstanding letters of credit of $11 million.

(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $117.35) of the then current conversion price ($97.79 as of March 1, 2011) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $97.79, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 4, 2011 was $81.37 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $7 million and $10 million for the first quarter periods ended April 1, 2011 and March 26, 2010, respectively. The following table provides additional information about the Company’s CODES:

	April 1,	December 31,
	2011	2010
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component amortized through February 1, 2011	$—	$2
Net carrying amount of liability component	$689	$698

(3)	On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. At April 1, 2011 and December 31, 2010, the remaining $689 million principal amount of CODES are classified as long-term debt.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2021 Senior Notes is 5.02%. Interest on the 2021 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2011. The net cash proceeds from this offering amounted to approximately $639 million after deducting the discounts, commissions and estimated expenses. On March 9, 2011, the Company used the net proceeds from this offering, together with cash on hand, to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due 2015 (2015 Notes). In connection with the redemption of the 2015 Notes, the Company recorded a debt retirement charge in the quarterly period ended April 1, 2011 of $18 million ($11 million after income tax, or $0.10 per diluted share).

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Net income	$207	$222
Other comprehensive income (loss):
Foreign currency translation adjustments	54	(19)
Unrealized (losses) gains on hedging instruments(1)	(1)	3
Net gain from pension and postretirement benefit plans arising during the period	—	2
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	8	6

Total comprehensive income	268	214
Less: Comprehensive income attributable to noncontrolling interests	3	1

Comprehensive income attributable to L-3	$265	$213

(1)	Amounts are net of an income tax benefit of $1 million for the quarterly period ended April 1, 2011 and income taxes of $2 million for the quarterly period ended March 26, 2010.

(2)	Amounts are net of income taxes of $5 million for the quarterly period ended April 1, 2011 and $4 million for the quarterly period ended March 26, 2010. See Note 18.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2009 are open as of April 1, 2011. The Internal Revenue Service (IRS) is expected to complete its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns during the second quarter of 2011, and the related statutes of limitations are expected to expire in December 2011. In addition, the Company has numerous state and foreign income tax return audits currently in process. As of April 1, 2011, the Company anticipates that unrecognized tax benefits will decrease by approximately $91 million over the next 12 months.

Current and non-current income taxes payable include accrued potential interest of $23 million ($14 million after income taxes) at April 1, 2011 and $22 million ($13 million after income taxes) at December 31, 2010, and potential penalties of $12 million at April 1, 2011 and $13 million at December 31, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions, except per share data)

Reconciliation of net income:
Net income	$207	$222
Net income attributable to noncontrolling interests	(3)	(1)
Net income allocable to participating securities	(1)	(2)

Net income allocable to L-3 Holdings’ common shareholders	$203	$219

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	108.5	115.9

Basic earnings per share:
Net income	$1.87	$1.89

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	108.5	115.9
Assumed exercise of stock options	2.8	3.6
Unvested restricted stock awards	1.3	1.1
Employee stock purchase plan contributions	0.3	0.5
Performance unit awards	0.1	0.1
Assumed purchase of common shares for treasury	(3.5)	(4.3)
Assumed conversion of the CODES	— (1)	— (1)

Common and potential common shares	109.5	116.9

Diluted earnings per share:
Net income	$1.85	$1.87

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarters ended April 1, 2011 or March 26, 2010 because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 1, 2011, the conversion price was $97.79.

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.6 million and 2.3 million for the quarters ended April 1, 2011 and March 26, 2010, respectively, because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At April 1, 2011, the remaining dollar value under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $387 million. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

From April 2, 2011 through May 4, 2011, L-3 Holdings repurchased 1,453,238 shares of its common stock at an average price of $78.16 per share for an aggregate amount of $114 million.

On April 26, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on June 15, 2011 to shareholders of record at the close of business on May 17, 2011.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	April 1, 2011			December 31, 2010
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)

Assets
Cash equivalents	$234	$—	$—	$347	$—	$—
Derivatives (foreign currency forward contracts)	—	20	—	—	22	—

Total Assets	$234	$20	$—	$347	$22	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$5	$—	$—	$5	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

At April 1, 2011 and December 31, 2010, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the senior notes, senior subordinated notes and CODES are based on quoted prices for these securities. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	April 1, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Senior notes	$2,442	$2,497	$1,794	$1,810
Senior subordinated notes	995	1,033	1,645	1,691
CODES	689	696	698	701
Foreign currency forward contracts(1)	15	15	17	17

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

16.	Derivative Financial Instruments

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

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at April 1, 2011:

Currency	Notional Amount
(in millions)

Canadian dollar	$123
U.S. dollar	84
British pound	52
Euro	32
Other	2

Total	$293

At April 1, 2011, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	April 1, 2011				December 31, 2010
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$10	$6	$2	$—	$11	$8	$2	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3	1	3	—	2	1	3	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$13	$7	$5	$—	$13	$9	$5	$—

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarters ended April 1, 2011 and March 26, 2010. At April 1, 2011, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months is $9 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At April 1, 2011, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below do not constitute reasonable estimates of loss. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. The case is currently scheduled to go to a third jury trial on October 31, 2011. The parties have participated in court-ordered mediations from time to time, and may participate in future court-ordered mediations prior to trial, but to date such mediations have not resulted in a mutually acceptable resolution of this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

CyTerra Government Investigation. Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ and has been asked to facilitate employee interviews. The Company is cooperating fully with the U.S. Government. The Company believes that it is entitled to indemnification with respect to this matter, and has made a claim against a $15 million escrow fund established in connection with the Company’s acquisition of CyTerra in March 2006.

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

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the TCAS on the ExcelAire jet, and assert claims of negligence, strict products liability and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Twelve of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009, but withdrew their complaints in July 2010 without prejudice to their right to re-file them against ACSS. An additional four plaintiffs re-filed their complaints in the Lower Civil Court in Rio de Janiero before the expiration of the statute of limitations. ACSS has not been served in any of these actions. While the statute of limitations has expired and would bar any additional plaintiffs (beyond the 16 noted above) from re-filing claims directly against ACSS, it would not bar GOL from filing a future suit against ACSS based on litigation claims being pursued by the original plaintiffs against GOL in connection with this matter.

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010
	(in millions)

Components of net periodic benefit cost:
Service cost	$28	$24	$1	$1
Interest cost	32	30	3	3
Expected return on plan assets	(35)	(28)	(1)	—
Amortization of prior service costs (credits)	—	1	(1)	(1)
Amortization of net losses	14	10	—	—
Curtailment loss	1	—	1	—

Net periodic benefit cost	$40	$37	$3	$3

Contributions. For the year ending December 31, 2011, the Company currently expects to contribute cash of approximately $185 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $62 million to its pension plans and $3 million to its postretirement benefit plans during the quarter ended April 1, 2011.

19.	Employee Stock-Based Compensation

On February 24, 2011, the Company granted stock-based compensation awards under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 694,805 stock options with an exercise price equal to the closing price of L-3 Holdings common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The weighted average grant date fair value for the options awarded was $15.54 and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.2
Expected volatility	26.4%
Expected dividend yield	2.8%
Risk-free interest rate	2.2%

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Restricted Stock Units. The Company granted 676,422 restricted stock units with a weighted average grant date fair value of $80.17 per share. Restricted stock units automatically convert into shares of L-3 Holdings common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 81,765 performance units with a weighted average grant date fair value per unit of $95.50. The payout for these units is based on the achievement of pre-determined performance goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2013. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings common stock and/or an amount of cash based on the then existing closing price at the end of the performance period.

20.	Supplemental Cash Flow Information

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Interest paid on outstanding debt	$62	$57
Income tax payments	41	23
Income tax refunds	7	4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment.

	First Quarter Ended
	April 1,	March 26,
	2011	2010(1)
	(in millions)

Net Sales:
C3ISR	$789	$787
Government Services	948	912
AM&M	643	720
Electronic Systems	1,309	1,315
Elimination of intercompany sales	(88)	(110)

Consolidated total	$3,601	$3,624

Operating Income:
C3ISR	$90	$104
Government Services	71	72
AM&M	66	60
Electronic Systems	163	174

Consolidated total	$390	$410

Depreciation and amortization:
C3ISR	$12	$14
Government Services	8	9
AM&M	4	5
Electronic Systems	35	28

Consolidated total	$59	$56

	April 1,	December 31,
	2011	2010(1)
	(in millions)

Total Assets:
C3ISR	$2,148	$2,054
Government Services	3,207	3,207
AM&M	2,030	1,962
Electronic Systems	7,778	7,677
Corporate	407	551

Consolidated total	$15,570	$15,451

(1)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, sales of $36 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $18 million were reclassified from the C3ISR segment to the Government Services segment for the quarter ended March 26, 2010. Operating income of $6 million was reclassified from the Government Services segment to the Electronic Systems segment and operating income of $1 million was reclassified from the C3ISR segment to the Government Services segment. At December 31, 2010, $129 million of assets were reclassified from the Government Services segment to the Electronic Systems segment and $13 million of assets were reclassified from the C3ISR segment to the Government Services segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Employee Severance and Termination Costs

During the year-ended December 31, 2010, the Company continued to complete headcount reductions across several businesses to reduce both direct and indirect costs, including general and administrative and overhead. As a result of this initiative, the Company recorded a total of $17 million in employee severance and other related termination costs for approximately 700 employees, primarily in the Electronic Systems segment. At April 1, 2011, the remaining balance to be paid for this initiative was $10 million.

23.	Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under the Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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
	(in millions)

Condensed Combining Balance Sheets:
At April 1, 2011:
Current assets:
Cash and cash equivalents	$—	$171	$5	$439	$(67)	$548
Billed receivables, net	—	343	701	223	—	1,267
Contracts in process	—	880	1,529	302	—	2,711
Other current assets	—	289	163	201	—	653

Total current assets	—	1,683	2,398	1,165	(67)	5,179
Goodwill	—	1,858	5,594	1,324	—	8,776
Other assets	—	686	744	185	—	1,615
Investment in and amounts due from consolidated subsidiaries	7,525	9,030	2,450	—	(19,005)	—

Total assets	$7,525	$13,257	$11,186	$2,674	$(19,072)	$15,570

Current liabilities	$—	$894	$1,343	$612	$(67)	$2,782
Amounts due to consolidated subsidiaries	—	—	—	429	(429)	—
Other long-term liabilities	—	1,401	231	104	—	1,736
Long-term debt	689	4,126	—	—	(689)	4,126

Total liabilities	689	6,421	1,574	1,145	(1,185)	8,644

L-3 shareholders’ equity	6,836	6,836	9,612	1,529	(17,977)	6,836
Noncontrolling interests	—	—	—	—	90	90

Total equity	6,836	6,836	9,612	1,529	(17,887)	6,926

Total liabilities and equity	$7,525	$13,257	$11,186	$2,674	$(19,072)	$15,570

At December 31, 2010:
Current assets:
Cash and cash equivalents	$—	$257	$3	$482	$(135)	$607
Billed receivables, net	—	387	680	232	—	1,299
Contracts in process	—	801	1,525	222	—	2,548
Other current assets	—	295	161	168	—	624

Total current assets	—	1,740	2,369	1,104	(135)	5,078
Goodwill	—	1,857	5,592	1,281	—	8,730
Other assets	—	693	763	187	—	1,643
Investment in and amounts due from consolidated subsidiaries	7,462	8,912	2,417	—	(18,791)	—

Total assets	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

Current portion of long-term debt	$11	$11	$—	$—	$(11)	$11
Other current liabilities	—	898	1,388	571	(135)	2,722
Amounts due to consolidated subsidiaries	—	—	—	439	(439)	—
Other long-term liabilities	—	1,403	235	99	—	1,737
Long-term debt	687	4,126	—	—	(687)	4,126

Total liabilities	698	6,438	1,623	1,109	(1,272)	8,596

L-3 shareholders’ equity	6,764	6,764	9,518	1,463	(17,745)	6,764
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,764	6,764	9,518	1,463	(17,654)	6,855

Total liabilities and equity	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended April 1, 2011:
Net sales	$—	$852	$2,235	$600	$(86)	$3,601
Cost of sales	15	746	2,024	528	(102)	3,211

Operating (loss) income	(15)	106	211	72	16	390
Interest and other income, net	—	31	(2)	1	(28)	2
Interest expense	7	62	27	1	(34)	63
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(22)	57	182	72	22	311
(Benefit) provision for income taxes	(7)	19	61	24	7	104
Equity in net income of consolidated subsidiaries	219	166	—	—	(385)	—

Net income	204	204	121	48	(370)	207
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$204	$204	$121	$48	$(373)	$204

For the quarter ended March 26, 2010:
Net sales	$—	$797	$2,390	$492	$(55)	$3,624
Cost of sales	19	669	2,165	435	(74)	3,214

Operating (loss) income	(19)	128	225	57	19	410
Interest and other income, net	—	32	—	—	(28)	4
Interest expense	11	64	27	1	(39)	64

(Loss) income before income taxes	(30)	96	198	56	30	350
(Benefit) provision for income taxes	(11)	35	72	21	11	128
Equity in net income of consolidated subsidiaries	240	160	—	—	(400)	—

Net income	221	221	126	35	(381)	222
Net income attributable to noncontrolling interests	—	—	—	—	1	1

Net income attributable to L-3	$221	$221	$126	$35	$(382)	$221

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the quarter ended April 1, 2011:
Operating activities:
Net cash from operating activities	$265	$54	$181	$27	$(307)	$220

Investing activities:
Investments in L-3 Communications	(16)	—	—	—	16	—
Other investing activities	—	(18)	(12)	(4)	—	(34)

Net cash used in investing activities	(16)	(18)	(12)	(4)	16	(34)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes	(11)	(650)	—	—	—	(661)
Common stock repurchased	(205)	—	—	—	—	(205)
Dividends paid on L-3 Holdings common stock	(49)	—	—	—	—	(49)
Dividends paid to L-3 Holdings	—	(265)	—	—	265	—
Investments from L-3 Holdings	—	16	—	—	(16)	—
Other financing activities	16	131	(167)	(78)	110	12

Net cash used in financing activities	(249)	(122)	(167)	(78)	359	(257)

Effect of foreign currency exchange rate changes on cash	—	—	—	12	—	12

Net (decrease) increase in cash	—	(86)	2	(43)	68	(59)
Cash and cash equivalents, beginning of the period	—	257	3	482	(135)	607

Cash and cash equivalents, end of the period	$—	$171	$5	$439	$(67)	$548

For the quarter ended March 26, 2010:
Operating activities:
Net cash from operating activities	$170	$104	$124	$43	$(170)	$271

Investing activities:
Business acquisitions, net of cash acquired	—	(1)	—	—	—	(1)
Investments in L-3 Communications	(58)	—	—	—	58	—
Other investing activities	—	(10)	(22)	(2)	—	(34)

Net cash used in investing activities	(58)	(11)	(22)	(2)	58	(35)

Financing activities:
Common stock repurchased	(123)	—	—	—	—	(123)
Dividends paid on L-3 Holdings common stock	(47)	—	—	—	—	(47)
Dividends paid to L-3 Holdings	—	(170)	—	—	170	—
Investments from L-3 Holdings	—	58	—	—	(58)	—
Other financing activities	58	(45)	(101)	30	124	66

Net cash (used in) from financing activities	(112)	(157)	(101)	30	236	(104)

Effect of foreign currency exchange rate changes on cash	—	—	—	(13)	—	(13)

Net (decrease) increase in cash	—	(64)	1	58	124	119
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$733	$5	$422	$(25)	$1,135

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 25 to 34, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 24. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 25 – 26
Industry Considerations	Page 26
Key Performance Measures	Pages 26 – 27
Business Acquisitions and Business and Product Line Dispositions	Page 27
Results of Operations, including business segments	Pages 27 – 31
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Page 31
Balance Sheet	Pages 31 – 32
Statement of Cash Flows	Pages 32 – 34
Legal Proceedings and Contingencies	Page 34

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

For the year ended December 31, 2010, we generated sales of $15.7 billion. Our primary customer was the DoD. The table below presents a summary of our 2010 sales by major category of end customer and the percent contributed by each end customer to our total 2010 sales. We currently do not anticipate significant changes to our end customer sales mix for the year ending December 31, 2011.

		% of
	2010 Sales	2010 Sales
	(in millions)

DoD	$11,932	76%
Other U.S. Government	1,145	7

Total U.S. Government	13,077	83%
Foreign governments	1,142	8
Commercial — foreign	791	5
Commercial — domestic	670	4

Total sales	$15,680	100%

We have the following four segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our segments is included in Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of engineering, technical, analytical, information technology (IT), advisory, training, logistics and support services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, simulation & training, precision engagement, warrior systems, security & detection, propulsion systems, avionics and displays, telemetry & advanced technology, undersea warfare, and marine services.

Industry Considerations

Between fiscal year 2001 and fiscal year 2010, the DoD budget authorization and spending outlays, including wartime funding for U.S. Overseas Contingency Operations (OCO) in Iraq and Afghanistan has had a compound annual growth rate of 9%. While we believe the U.S. Government will continue to place a high priority on national security, we anticipate that future DoD base budgets will grow at a slower rate compared to the recent past and flatten or modestly decline in select areas, and that future OCO appropriations will decline. Mounting pressure for deficit reduction and reduced national spending has created an environment where national security spending will also be closely examined and possibly reduced. On April 15, 2011, President Obama signed the fiscal year 2011 appropriations bill legislated by Congress that funds the federal government for the remainder of fiscal year 2011. The appropriation provided for a DoD base budget of $531 billion and a $158 billion budget for OCO. The fiscal year 2011 appropriations represents a $3 billion, or 1%, increase over the fiscal year 2010 DoD base budget, but is $18 billion, or 3%, below the base budget requested by the Obama Administration of $549 billion. The fiscal year 2011 OCO appropriation of $158 billion, represents a decrease of $4 billion, or 2%, compared to the fiscal year 2010 OCO appropriation.

The fiscal year 2012 DoD base budget request of $553 million was submitted by the Obama Administration to Congress on February 14, 2011 and includes Secretary Gates’ January 6, 2011 defense budget outlook in which he identified $78 billion in DoD reductions for the five year fiscal period of 2012 to 2016 compared to the same period in the fiscal year 2011 request. The fiscal year 2012 budget request shows average nominal growth in the base budget for fiscal years 2012 to 2016 of 2.2% compared to the fiscal year 2011 request. The fiscal year 2012 budget request also includes $118 billion of supplemental appropriations for OCO, which is $41 billion lower from the OCO request for fiscal year 2011 of $159 billion, due primarily to the planned draw down of U.S. military forces from Iraq by December 31, 2011. The actual OCO budget for fiscal year 2010 was $162 billion. The President’s budget request uses an annual OCO placeholder of $50 billion for fiscal year 2013 to fiscal year 2016.

On April 13, 2011, President Obama announced a plan to reduce U.S. Federal deficits by $4 trillion over the next 12 years by combining cuts in military and domestic spending with higher taxes. Part of the President’s plan to reduce the federal deficits is expected to include reducing projected U.S. security spending, including DoD budgets by $400 billion. In connection with this announced plan, the DoD will conduct a fundamental review of U.S. Military missions and capabilities, and President Obama is expected to make specific decisions about defense spending cuts after this review is completed. Any of the $400 billion of spending reductions applied to the DoD are expected to affect base budgets for fiscal years 2013 through 2023, and will be incremental to the $78 billion of reductions included in the President’s recent DoD base budget request for fiscal years 2012 to 2016. Although we currently cannot predict the exact timing and impact of these proposed cuts, if they do occur, we expect that they will negatively impact our sales, results of operations and cash flows in future periods.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. One of L-3’s primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies, services, and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investments. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales. Improving operating margins is one of several methods for growing earnings per common share and net cash from operating activities.

Sales Growth. Sales growth for the year ended December 31, 2010 was 0.4%, comprised of sales growth from business acquisitions, net of divestitures, of 1.3%, partially offset by an organic sales decline of 0.9%. For the quarter ended April 1, 2011 (2011 First Quarter), consolidated net sales of $3,601 million declined by 0.6%, comprised of an organic sales decline of 2.9%, partially offset by sales growth from acquisitions of $82 million or 2.3%, compared to the quarter ended March 26, 2010 (2010 First Quarter).

For the year ended December 31, 2010, our largest contract (revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command. Under this contract, which generated approximately 3% of our 2010 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of two one-year options, expires on September 30, 2013 and we anticipate that the customer will announce an acquisition timeline during the third quarter of 2011 for the contract re-competition.

The Special Operations Forces Support Activity (SOFSA) contract generated $99 million of sales for the 2010 First Quarter and was our fourth largest contract in terms of annual sales in 2010. In June 2010, the follow-on contract was awarded to another contractor and the transition to the successor contractor ended in October 2010.

The loss of the SOFSA contract, reduced subcontractor pass-through sales volume related to task order renewals for U.S. Army systems and software engineering and sustainment (SSES) services, recent losses of certain contract competitions and re-competitions, and the drawdown of the U.S. forces from Iraq will negatively impact sales from services.

Operating Income Growth. Operating income for the 2011 First Quarter was $390 million, a decrease of 5% from $410 million for the 2010 First Quarter. Our consolidated operating margin was 10.8% for the 2011 First Quarter, a decrease of 50 basis points from 11.3% for the 2010 First Quarter.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. However, we may not be able to expand our operating margin on an annual basis and our operating margin could decline. In the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. In addition, changes in the competitive environment and our consolidated sales levels could also result in lower operating margin.

Other Events

Debt Repurchases, Issuance, and Redemptions. On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. On March 9, 2011, the net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due January 15, 2015 (2015 Notes). In connection with the redemption of the 2015 Notes, we recorded a debt retirement charge of $18 million ($11 million after income taxes, or $0.10 per diluted share).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2010. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for a discussion of our 2010 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2011 First Quarter compared with the 2010 First Quarter.

	First Quarter Ended
	April 1,	March 26,	Increase/
(in millions, except per share data)	2011	2010	(decrease)

Net sales	$3,601	$3,624	$(23)
Operating income	$390	$410	$(20)
Operating margin	10.8%	11.3%	(50	) bpts
Net interest expense and other income	$79	$60	$19
Effective income tax rate	33.4%	36.6%	(320	) bpts
Net income attributable to L-3	$204	$221	$(17)
Diluted earnings per share	$1.85	$1.87	$(0.02)
Diluted weighted average common shares outstanding	109.5	116.9	(7.4)

Net Sales: For the 2011 First Quarter, consolidated net sales decreased by approximately 1% as compared to the 2010 First Quarter. Lower sales from the AM&M segment, primarily due to the loss of a SOFSA contract, and the Electronic Systems segment were partially offset by sales growth from the C3ISR and Government Services segments. Additional days in the 2011 First Quarter as compared to the 2010 First Quarter favorably impacted sales, primarily for the Government Services and AM&M segments. Acquired businesses, which are all included in the Electronics Systems segment, contributed $82 million to net sales in the 2011 First Quarter.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems segment, decreased by $40 million to $1,870 million, representing approximately 52% of consolidated net sales for the 2011 First Quarter, compared to $1,910 million, or approximately 53% of consolidated net sales for the 2010 First Quarter. Additional days in the 2011 First Quarter compared to the 2010 First Quarter increased sales from services by approximately $83 million. Excluding the impact of the additional days, sales from services decreased by approximately $123 million, primarily due to reduced subcontractor pass-through sales volume related to task order renewals for U.S. Army systems and software engineering and sustainment services (SSES) in the Government Services segment and the SOFSA contract loss in the AM&M segment.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, increased by $17 million to $1,731 million, representing approximately 48% of consolidated net sales for the 2011 First Quarter, compared to $1,714 million for the 2010 First Quarter, or approximately 47% of consolidated net sales for the 2010 First Quarter. The increase in product sales was primarily due to sales from acquired businesses and organic sales growth primarily for Joint Cargo Aircraft (JCA), networked communications, and EO/IR products. These increases were partially offset by decreases due to sales volume declines primarily for combat propulsion systems, microwave products, force protection products, simulation & training, and warrior systems.

See the segment results below for additional discussion of our segment sales.

Operating income and operating margin: Consolidated operating income for the 2011 First Quarter decreased by 5% compared to the 2010 First Quarter. Operating margin decreased by 50 basis points to 10.8% for the 2011 First Quarter compared to 11.3% for the 2010 First Quarter. Lower operating margin in the C3ISR segment was partially offset by an increase in operating margin for the AM&M segment. See the segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income increased by $19 million for the 2011 First Quarter compared to the same period last year. The increase was primarily due to an $18 million debt retirement charge related to the redemption of our 2015 Notes. Net interest expense included $3 million ($2 million after income taxes, or $0.02 per diluted share) related to overlapping debt prior to the redemption of the 2015 Notes, which was partially offset by lower interest rates on outstanding debt.

Effective income tax rate: The effective tax rate for the 2011 First Quarter decreased by 320 basis points compared to the same period last year. The decrease in the effective tax rate was primarily due to: (1) an increased benefit from foreign earnings, (2) the reenactment of the U.S. Federal research and experimentation tax credit, and (3) a 2010 First Quarter tax provision of $5 million, or $0.04 per diluted share, related to the unfavorable tax treatment of the U.S. Federal Patient Protection and Affordable Care Act that did not recur.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2011 First Quarter decreased by $17 million compared to the 2010 First Quarter, and L-3 Holdings’ diluted earnings per share decreased to $1.85 from $1.87. As discussed above, the 2011 First Quarter includes a debt retirement charge of $18 million, or $0.10 per diluted share.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2011 First Quarter decreased by 7.4 million shares compared to the same period last year. The decrease was due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	First Quarter Ended
	April 1,	March 26,
	2011	2010(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$785.6	$770.2
Government Services	946.8	909.6
AM&M	592.9	652.1
Electronic Systems	1,276.1	1,291.8

Consolidated net sales	$3,601.4	$3,623.7

Operating income:
C3ISR	$89.5	$104.6
Government Services	71.0	71.8
AM&M	66.0	59.5
Electronic Systems	163.1	173.8

Consolidated operating income	$389.6	$409.7

Operating margin:
C3ISR	11.4%	13.6%
Government Services	7.5%	7.9%
AM&M	11.1%	9.1%
Electronic Systems	12.8%	13.5%
Consolidated operating margin	10.8%	11.3%

(1)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $36 million from the Government Services segment were reclassified to the Electronic Systems segment and sales of $18 million were reclassified from the C3ISR segment to the Government Services segment for the 2010 First Quarter. In addition, operating income of $6 million was reclassified from the Government Services segment to the Electronic Systems segment and operating income of $1 million was reclassified from the C3ISR segment to the Government Services segment.

(2)	Net sales are after intercompany eliminations.

C3ISR

	First Quarter Ended
	April 1,	March 26,	Increase/
	2011	2010	(decrease)
	(dollars in millions)

Net sales	$785.6	$770.2	$15.4
Operating income	89.5	104.6	(15.1)
Operating margin	11.4%	13.6%	(220	) bpts

C3ISR net sales for the 2011 First Quarter increased by 2% compared to the 2010 First Quarter primarily due to increased demand and new business for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services to the U.S. DoD and international ISR systems. These increases were partially offset by lower sales of force protection products to foreign ministries of defense.

C3ISR operating income for the 2011 First Quarter decreased by 14% compared to the 2010 First Quarter. Operating margin decreased by 220 basis points, primarily due to an $8 million loss on a contract termination and favorable contract performance adjustments in the 2010 First Quarter for airborne ISR systems that did not recur.

Government Services

	First Quarter Ended
	April 1,	March 26,	Increase/
	2011	2010	(decrease)
	(dollars in millions)

Net sales	$946.8	$909.6	$37.2
Operating income	71.0	71.8	(0.8)
Operating margin	7.5%	7.9%	(40	) bpts

Government Services net sales for the 2011 First Quarter increased by 4% compared to the 2010 First Quarter. Additional days in the 2011 First Quarter as compared to the 2010 First Quarter increased sales by approximately $60 million. Excluding the impact of the additional days, sales decreased by approximately $23 million. The decrease was primarily due to reduced subcontractor pass-through sales volume of $29 million related to task order renewals for U.S. Army SSES services and $24 million of lower sales volume due to the loss of an Afghanistan Ministry of Defense support contract. These decreases were partially offset by $30 million of higher sales due to increased demand primarily for: (1) information technology support services and system engineering for the U.S. Government and other agencies and (2) logistics, training and law enforcement support services for the U.S. Army on new and existing contracts.

Government Services operating income for the 2011 First Quarter decreased by 1% compared to the 2010 First Quarter. Operating margin decreased by 40 basis points. Operating margin was reduced by 110 basis points primarily due to lower margins on select new and existing contracts and task orders due to competitive price pressures. The decrease in operating margin was partially offset by an increase of 70 basis points related to costs in the 2010 First Quarter for a security systems contract that did not recur and the timing of receipt of an award fee for linguist services.

Aircraft Modernization and Maintenance (AM&M)

	First Quarter Ended
	April 1,	March 26,	Increase/
	2011	2010	(decrease)
	(dollars in millions)

Net sales	$592.9	$652.1	$(59.2)
Operating income	66.0	59.5	6.5
Operating margin	11.1%	9.1%	200	bpts

AM&M net sales for the 2011 First Quarter decreased by 9% compared to the 2010 First Quarter. Additional days in the 2011 First Quarter as compared to the 2010 First Quarter increased sales by approximately $23 million. Excluding the impact of the additional days, sales decreased by $82 million. The decrease was primarily due to: (1) lower sales of $99 million from the SOFSA contract loss and (2) $13 million in sales volume declines for contract field services as fewer task orders were received due to increased competition. The decreases were partially offset primarily by $30 million of higher sales due to higher demand from existing and new contracts for system field support services for C-12 and rotary wing aircraft for the U.S. Army and higher sales volume for JCA.

AM&M operating income for the 2011 First Quarter increased by 11% compared to the 2010 First Quarter. Operating margin increased by 200 basis points. A favorable price adjustment of $10 million for an international aircraft modernization contract increased operating margin by 150 basis points, improved contract performance on rotary wing cabin assemblies increased operating margin by 120 basis points, and a decline in lower margin sales, primarily from the SOFSA contract, increased operating margin by 90 basis points. These increases were partially offset primarily by startup costs related to a U.S. Army C-12 aircraft maintenance contract and lower margin sales mix, primarily for higher JCA volume.

Electronic Systems

	First Quarter Ended
	April 1,	March 26,
	2011	2010	Decrease
	(dollars in millions)

Net sales	$1,276.1	$1,291.8	$(15.7)
Operating income	163.1	173.8	(10.7)
Operating margin	12.8%	13.5%	(70	) bpts

Electronic Systems net sales for the 2011 First Quarter decreased by 1% compared to the 2010 First Quarter, reflecting lower sales volume of: (1) $41 million for microwave products, primarily due to decreased deliveries of power devices for satellite communication systems, (2) $32 million for combat propulsion systems due to a continued reduction in DoD funding for Bradley Fighting Vehicles, (3) $27 million for simulation & training primarily due to an Egyptian maritime simulation contract, and (4) $18 million for warrior systems due to lower shipments of night vision products. The decreases were partially offset primarily by: (1) sales from acquired businesses of $82 million for Insight Technology, 3Di Technologies, Airborne Technologies, and FUNA International GmbH and (2) $20 million for higher demand primarily for EO/IR products.

Electronic Systems operating income for the 2011 First Quarter decreased by 6% compared to the 2010 First Quarter. Operating margin decreased by 70 basis points. Operating margin was reduced by 340 basis points primarily due to: (1) lower sales volume and favorable contract performance adjustments in the 2010 First Quarter, primarily for combat propulsion systems, simulation & training and warrior systems, (2) lower margin sales from acquired businesses, and (3) a favorable volume price adjustment on a supply contract in the 2010 First Quarter that did not recur. The decrease was partially offset by an increase of 270 basis points due primarily to increased EO/IR sales volume, favorable sales mix as well as improved contract performance.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At April 1, 2011, we had total cash and cash equivalents of $548 million as compared to $607 million at December 31, 2010. While no amounts of the cash and cash equivalents are considered restricted, $383 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $220 million of cash from operating activities during the quarter ended April 1, 2011.

At April 1, 2011, we also had $989 million of borrowings available under our Revolving Credit Facility, after reductions of $11 million for outstanding letters of credit, subject to certain conditions. Our Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our debt refinancing activities during the 2011 First Quarter, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities-Debt” on page 33.

Balance Sheet

Billed receivables decreased by $32 million to $1,267 million at April 1, 2011, from $1,299 million at December 31, 2010 primarily due to: (1) the timing of billings and collections primarily for government services and networked communications and (2) lower sales primarily for power and control systems, system field support services, and secure communications. These decreases were partially offset by increases for ISR services due to the timing of collections and higher sales and $7 million for foreign currency translation adjustments.

Contracts in process increased by $163 million to $2,711 million at April 1, 2011, from $2,548 million at December 31, 2010. The increase included $4 million primarily for foreign currency translation adjustments and a $159 million increase from:

•	Increases of $44 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization, networked communication systems, and simulation & training, partially offset by decreases due to lower sales and billings for combat propulsion systems; and

•	Increases of $115 million in inventoried contract costs across several business areas, primarily networked communications systems, systems field support, EO/IR products and combat propulsion systems to support current and anticipated customer demand.

L-3’s receivables days sales outstanding (DSO) was 73 at April 1, 2011, compared with 70 at December 31, 2010 and March 26, 2010. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (371 days at April 1, 2011, 365 days at December 31, 2010 and 364 days at March 26, 2010). Our trailing 12 month pro forma sales were $15,727 million at April 1, 2011, $15,850 million at December 31, 2010 and $15,603 million at March 26, 2010.

The increase in inventories was primarily due to higher inventory for commercial ship building products and warrior systems to support customer demand and $6 million for foreign currency translation adjustments.

Goodwill increased by $46 million to $8,776 million at April 1, 2011 from $8,730 million at December 31, 2010. The table below presents the changes in goodwill applicable to our reporting units in each segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions	2	—	2	—	4
Foreign currency translation adjustments(1)	3	1	9	29	42
Segment reclassification(2)	(5)	(94)	—	99	—

Balance at April 1, 2011	$868	$2,192	$1,183	$4,533	$8,776

(1)	The increases in goodwill presented in each of the segments were due to the weakening of the U.S. dollar against the Euro, Canadian dollar, and British pound in the 2011 First Quarter.
(2)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the 2011 First Quarter.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for microwave products.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2011 First Quarter. We expect to contribute cash of approximately $185 million to our pension plans for all of 2011, of which $62 million was contributed during the 2011 First Quarter.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2011 First Quarter Compared with 2010 First Quarter

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	April 1,	March 26,
	2011	2010
	(in millions)

Net cash from operating activities	$220	$271
Net cash used in investing activities	(34)	(35)
Net cash used in financing activities	(257)	(104)

Operating Activities

We generated $220 million of cash from operating activities during the 2011 First Quarter, a decrease of $51 million compared with $271 million generated during the 2010 First Quarter. The decrease was due to: (1) a decrease in net income of $15 million, and (2) $47 million of more net cash used for changes in operating assets and liabilities, primarily due to the timing of quarterly pension contributions in the 2011 First Quarter, which were $58 million higher than the pension contributions in the 2010 First Quarter. These decreases were partially offset by $11 million of higher non-cash expenses primarily for contributions to employee savings plans in L-3 Holdings’ common stock. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 31.

Investing Activities

During the 2011 First Quarter, we used $34 million of cash in the aggregate primarily to pay for capital expenditures.

Financing Activities

Debt

At April 1, 2011, total outstanding debt was $4,126 million, of which $2,442 million was senior debt and $1,684 million was subordinated debt and CODES, compared to $4,137 million at December 31, 2010, of which $1,794 million was senior debt and $2,343 million was subordinated debt and CODES. At April 1, 2011, borrowings available under our Revolving Credit Facility were $989 million, after reduction for outstanding letters of credit of $11 million. There were no borrowings outstanding under our Revolving Credit Facility at April 1, 2011. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at April 1, 2011.

2011 Debt Repurchases, Issuance, and Redemptions. On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES. The holders of the CODES have a contractual right to require us to repurchase the remaining CODES, in whole or in part, on February 1, 2016 and every five years thereafter through February 1, 2031.

On February 7, 2011, L-3 Communications issued the 2021 Senior Notes and, on March 9, 2011, used the net cash proceeds from this offering, together with cash on hand, to redeem the 2015 Notes. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information on our 2011 debt repurchases, issuance, and redemptions.

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of April 1, 2011, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $117.35) of the then current conversion price ($97.79 as of March 1, 2011) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 4, 2011 was $81.37 per share.

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

Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013.

The table below presents our repurchases of L-3 Holdings common stock during the 2011 First Quarter.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 – April 1, 2011	2,614,032	$78.40	$205

At April 1, 2011, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $387 million.

From April 2, 2011 through May 4, 2011, L-3 Holdings repurchased 1,453,238 shares of its common stock at an average price of $78.16 per share for an aggregate amount of $114 million.

During the 2011 First Quarter, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 8, 2011	March 1, 2011	$0.45	March 15, 2011	$49

On April 26, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on June 15, 2011 to shareholders of record at the close of business on May 17, 2011.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	backlog processing and program slips resulting from delayed resolution of DoD fiscal year 2011 funding;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments, including potential suspensions or debarments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing and efficiency initiatives;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters, particularly in connection with jury trials;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	results of on-going governmental investigations, including potential suspensions or debarments;

•	the impact on our business of improper conduct by our employees, agents, or business partners;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	the outcome of matters relating to the Foreign Corrupt Practices Act (FCPA) and similar non-U.S. regulations;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2011 First Quarter. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at April 1, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of April 1, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Industry Considerations”, which could materially affect our business, financial condition or future results. Other than as described in “Industry Considerations”, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2011 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
				(in millions)

January 1 – January 31, 2011	283,612	$71.69	283,612	$572
February 1 – February 28, 2011	1,210,446	$79.27	1,210,446	$476
March 1 – April 1, 2011	1,119,974	$79.15	1,119,974	$387

Total	2,614,032	$78.40	2,614,032

(1)	All purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010, which expires on December 31, 2012. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013.

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
(Principal Financial Officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.9	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.10	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit
No.		Description of Exhibits

†*10	.1	Amendment to L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreements of John M. Shalikashvili.
†*10	.2	Professional Services Agreement, effective April 27, 2011, between L-3 Communications Holdings, Inc. and John M. Shalikashvili.
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31	.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32		Section 1350 Certification
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of April 1, 2011 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.