Form 10-Q
period 2011-07-01
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2011-08-04
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

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

There were 105,388,366 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 1, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended July 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	July 1,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$548	$607
Billed receivables, net of allowances of $33 in 2011 and $34 in 2010	1,240	1,299
Contracts in process	2,734	2,548
Inventories	352	303
Deferred income taxes	116	114
Other current assets	194	207

Total current assets	5,184	5,078

Property, plant and equipment, net	913	923
Goodwill	8,795	8,730
Identifiable intangible assets	445	470
Deferred debt issue costs	36	39
Other assets	204	211

Total assets	$15,577	$15,451

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$11
Accounts payable, trade	507	463
Accrued employment costs	643	672
Accrued expenses	585	569
Advance payments and billings in excess of costs incurred	560	580
Income taxes	3	49
Other current liabilities	373	389

Total current liabilities	2,671	2,733

Pension and postretirement benefits	912	943
Deferred income taxes	378	308
Other liabilities	475	486
Long-term debt	4,126	4,126

Total liabilities	8,562	8,596

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 105,562,681 shares outstanding at July 1, 2011 and 108,623,509 shares outstanding at December 31, 2010 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,961	4,801
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 37,445,417 shares at July 1, 2011 and 32,037,454 shares at December 31, 2010	(3,087)	(2,658)
Retained earnings	5,225	4,877
Accumulated other comprehensive loss	(175)	(256)

Total L-3 shareholders’ equity	6,924	6,764
Noncontrolling interests	91	91

Total equity	7,015	6,855

Total liabilities and equity	$15,577	$15,451

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	July 1,	June 25,
	2011	2010

Net sales:
Products	$1,886	$1,921
Services	1,880	2,045

Total net sales	3,766	3,966

Cost of sales:
Products	1,668	1,674
Services	1,694	1,850

Total cost of sales	3,362	3,524

Operating income	404	442
Interest and other income, net	5	8
Interest expense	56	72
Debt retirement charge	—	13

Income before income taxes	353	365
Provision for income taxes	107	134

Net income	$246	$231
Less: Net income attributable to noncontrolling interests	3	3

Net income attributable to L-3	$243	$228
Less: Net income allocable to participating securities	1	1

Net income allocable to L-3 Holdings’ common shareholders	$242	$227

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$2.28	$1.97

Diluted	$2.26	$1.95

Cash dividends paid per common share	$0.45	$0.40

L-3 Holdings’ weighted average common shares outstanding:
Basic	106.1	115.4

Diluted	107.2	116.5

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	July 1,	June 25,
	2011	2010

Net sales:
Products	$3,617	$3,635
Services	3,750	3,955

Total net sales	7,367	7,590

Cost of sales:
Products	3,180	3,162
Services	3,393	3,576

Total cost of sales	6,573	6,738

Operating income	794	852
Interest and other income, net	7	12
Interest expense	119	136
Debt retirement charge	18	13

Income before income taxes	664	715
Provision for income taxes	211	262

Net income	$453	$453
Less: Net income attributable to noncontrolling interests	6	4

Net income attributable to L-3	$447	$449
Less: Net income allocable to participating securities	2	3

Net income allocable to L-3 Holdings’ common shareholders	$445	$446

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$4.15	$3.85

Diluted	$4.11	$3.82

Cash dividends paid per common share	$0.90	$0.80

L-3 Holdings’ weighted average common shares outstanding:
Basic	107.3	115.7

Diluted	108.4	116.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the first half ended July 1, 2011:
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Comprehensive income:
Net income					447		6	453
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $10						16		16
Foreign currency translation adjustment						67		67
Unrealized losses on hedging instruments, net of an income tax benefit of $2						(2)		(2)

Total comprehensive income								534
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($0.90 per share)					(97)			(97)
Shares issued:
Employee savings plans	1.1		78					78
Exercise of stock options	0.3		20					20
Employee stock purchase plan	0.9		23					23
Stock-based compensation expense			34					34
Treasury stock purchased	(5.4)			(429)				(429)
Other	0.1		5		(2)			3

Balance at July 1, 2011	105.6	$1	$4,960	$(3,087)	$5,225	$(175)	$91	$7,015

For the first half ended June 25, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					449		4	453
Pension and postretirement benefit plans:
Net gain arising during the period						2		2
Amortization of net loss and prior service cost previously recognized, net of income taxes of $7						12		12
Foreign currency translation adjustment						(58)		(58)
Unrealized gains on hedging instruments, net of income taxes of $2						1		1

Total comprehensive income								410
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($0.80 per share)					(93)			(93)
Shares issued:
Employee savings plans	0.9		74					74
Exercise of stock options	0.9		60					60
Employee stock purchase plan	0.5		32					32
Stock-based compensation expense			42					42
Treasury stock purchased	(2.9)			(254)				(254)
Other			—		(1)			(1)

Balance at June 25, 2010	114.8	$1	$4,656	$(2,078)	$4,463	$(209)	$93	$6,926

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	July 1,	June 25,
	2011	2010

Operating activities:
Net income	$453	$453
Depreciation of property, plant and equipment	88	77
Amortization of intangibles and other assets	35	31
Deferred income tax provision	56	65
Stock-based employee compensation expense	34	42
Contributions to employee savings plans in L-3 Holdings’ common stock	78	74
Amortization of pension and postretirement benefit plans net loss and prior service cost	26	19
Amortization of bond discounts (included in interest expense)	3	12
Amortization of deferred debt issue costs (included in interest expense)	5	6
Non-cash portion of debt retirement charge	5	5
Other non-cash items	(3)	(2)

Subtotal	780	782

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	67	(139)
Contracts in process	(182)	(148)
Inventories	(41)	3
Accounts payable, trade	42	8
Accrued employment costs	(32)	45
Accrued expenses	9	66
Advance payments and billings in excess of costs incurred	(26)	(14)
Income taxes	(17)	30
Excess income tax benefits related to share-based payment arrangements	(2)	(6)
Other current liabilities	(18)	(25)
Pension and postretirement benefits	(35)	9
All other operating activities	(26)	(22)

Subtotal	(261)	(193)

Net cash from operating activities	519	589

Investing activities:
Business acquisitions, net of cash acquired	(15)	(616)
Capital expenditures	(78)	(64)
Dispositions of property, plant and equipment	1	1
Investments in equity investees	—	(9)
Other investing activities	3	—

Net cash used in investing activities	(89)	(688)

Financing activities:
Proceeds from sale of senior notes	646	797
Redemption of senior subordinated notes	(650)	(400)
Redemption of CODES	(11)	—
Borrowings under revolving credit facility	371	—
Repayment of borrowings under revolving credit facility	(371)	—
Common stock repurchased	(429)	(254)
Dividends paid on L-3 Holdings’ common stock	(97)	(93)
Proceeds from exercises of stock options	18	55
Proceeds from employee stock purchase plan	23	32
Debt issue costs	(6)	(7)
Excess income tax benefits related to share-based payment arrangements	2	6
Other financing activities	—	(4)

Net cash (used in) from financing activities	(504)	132

Effect of foreign currency exchange rate changes on cash and cash equivalents	15	(26)

Net (decrease) increase in cash and cash equivalents	(59)	7
Cash and cash equivalents, beginning of the period	607	1,016

Cash and cash equivalents, end of the period	$548	$1,023

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

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended July 1, 2011 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 25 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price of each deliverable, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2011 Business Acquisition and Disposition

On July 1, 2011, the Company acquired the communications and engineering business of ComHouse Wireless L.P. (ComHouse) for $13 million, subject to adjustment based on the closing date actual net assets. The acquired business provides L-3 with cellular wave form modulation technology that can be used to counter improvised explosive devices. Based on the preliminary purchase price allocation, the goodwill recognized for this business acquisition was $9 million and is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems segment.

On February 22, 2011, the Company divested Microdyne Corporation (Microdyne), which was within the Electronic Systems segment. The divestiture resulted in an after-tax loss of approximately $1 million. Microdyne’s annual revenues (approximately $8 million), operating results and net assets were not material for any period presented and, therefore, this divestiture is not reported as a discontinued operation.

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

As of July 1, 2011, the purchase prices for Insight, ATI, and 3Di were finalized and the purchase price allocations were completed with no significant changes from the preliminary amounts. The purchase price for the FUNA business acquisition was finalized as of July 1, 2011 and the purchase price allocation is expected to be completed during the third quarter of 2011 and will be based on final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect the differences between the preliminary and final purchase price allocation for this acquisition to have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2010, assuming that the business acquisitions completed during that period had occurred on January 1, 2010.

	Second Quarter Ended	First Half Ended
	June 25, 2010	June 25, 2010
	(in millions, except per share data)

Pro forma net sales	$4,002	$7,720
Pro forma net income attributable to L-3	$234	$462
Pro forma diluted earnings per share	$2.00	$3.93

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2010.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	July 1,	December 31,
	2011	2010
	(in millions)

Unbilled contract receivables, gross	$3,019	$2,769
Less: unliquidated progress payments	(1,199)	(1,007)

Unbilled contract receivables, net	1,820	1,762

Inventoried contract costs, gross	1,034	882
Less: unliquidated progress payments	(120)	(96)

Inventoried contract costs, net	914	786

Total contracts in process	$2,734	$2,548

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

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$102	$84	$97	$77
Add: Contract costs incurred(1)	340	342	652	655
Less: Amounts charged to cost of sales	(330)	(333)	(637)	(639)

Amounts included in inventoried contract costs at end of the period	$112	$93	$112	$93

(1)	Includes IRAD and B&P costs of $98 million for the quarter ended July 1, 2011, $92 million for the quarter ended June 25, 2010, $179 million for the first half ended July 1, 2011 and $173 million for the first half ended June 25, 2010, and other G&A costs of $242 million for the quarter ended July 1, 2011, $250 million for the quarter ended June 25, 2010, $473 million for the first half ended July 1, 2011 and $482 million for the first half ended June 25, 2010.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
	(in millions)

Selling, general and administrative expenses	$76	$69	$152	$132
Research and development expenses	20	20	38	32

Total	$96	$89	$190	$164

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	July 1,	December 31,
	2011	2010
	(in millions)

Raw materials, components and sub-assemblies	$136	$114
Work in process	158	130
Finished goods	58	59

Total	$352	$303

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

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions(1)	2	—	2	9	13
Foreign currency translation adjustments(2)	3	1	10	38	52
Segment reclassification(3)	(5)	(94)	—	99	—

Balance at July 1, 2011	$868	$2,192	$1,184	$4,551	$8,795

(1)	The increase in goodwill for the Electronic Systems segment is due to the acquisition of ComHouse. See Note 4 for further discussion regarding this acquisition.
(2)	The increase in goodwill presented in each of the segments was due to the weakening of the U.S. dollar against the Euro, Canadian dollar, and British pound during the first half ended July 1, 2011.
(3)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the first half ended July 1, 2011.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	July 1, 2011				December 31, 2010
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$587	$227	$360	$584	$205	$379
Technology	11	147	79	68	145	72	73
Other	15	29	12	17	28	10	18

Total	21	$763	$318	$445	$757	$287	$470

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
	(in millions)

Amortization expense	$15	$14	$30	$27

Based on gross carrying amounts at July 1, 2011, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2011 through 2015 are presented in the table below.

	Year Ending December 31,
	2011	2012	2013	2014	2015
	(in millions)

Estimated amortization expense	$62	$54	$44	$44	$39

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	July 1,	December 31,
	2011	2010
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$21	$19
Accrued product warranty costs	89	86
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	86	93
Accrued interest	64	75
Deferred revenues	35	34
Other	78	82

Total other current liabilities	$373	$389

The table below presents the components of other liabilities.

	July 1,	December 31,
	2011	2010
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$243	$248
Deferred compensation	55	53
Accrued workers’ compensation	55	57
Estimated contingent purchase price payable for acquired businesses	9	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	5	6
Other	98	103

Total other liabilities	$475	$486

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	July 1,	June 25,
	2011	2010
	(in millions)

Accrued product warranty costs: (1)
Balance at January 1	$92	$99
Acquisitions during the period	—	1
Accruals for product warranties issued during the period	37	28
Foreign currency translation adjustments	2	(3)
Settlements made during the period	(37)	(31)

Balance at end of period	$94	$94

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	July 1,	December 31,
	2011	2010
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	—
5 7/8% Senior Subordinated Notes due 2015	—	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	700

Principal amount of long-term debt	4,139	4,150
Less: Unamortized discounts	(13)	(13)

Carrying amount of long-term debt	4,126	4,137
Less: Current portion of long-term debt(3)	—	(11)

Carrying amount of long-term debt, excluding current portion	$4,126	$4,126

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, provides for total aggregate borrowings of up to $1 billion. At July 1, 2011, available borrowings under the Revolving Credit Facility were $989 million after reductions for outstanding letters of credit of $11 million.

(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $117.35) of the then current conversion price ($97.79 as of March 1, 2011) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $97.79, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on August 3, 2011 was $73.19 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $5 million and $11 million for the second quarter periods ended July 1, 2011 and June 25, 2010, respectively and $12 million and $21 million for the first half periods ended July 1, 2011 and June 25, 2010, respectively. The following table provides additional information about the Company’s CODES:

	July 1,	December 31,
	2011	2010
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component amortized through February 1, 2011	$—	$2
Net carrying amount of liability component	$689	$698

(3)	On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. At July 1, 2011 and December 31, 2010, the remaining $689 million principal amount of CODES are classified as long-term debt.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the 2021 Senior Notes is 5.02%. Interest on the 2021 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2011. The net cash proceeds from this offering amounted to approximately $639 million after deducting the discounts, commissions and estimated expenses. On March 9, 2011, the Company used the net proceeds from this offering, together with cash

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

on hand, to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due 2015 (5 7/8% 2015 Notes). In connection with the redemption of the 5 7/8% 2015 Notes, the Company recorded a debt retirement charge in the quarterly period ended April 1, 2011 of $18 million ($11 million after income tax, or $0.10 per diluted share).

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
	(in millions)

Net income	$246	$231	$453	$453
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(39)	67	(58)
Unrealized (losses) gains on hedging instruments(1)	(1)	(2)	(2)	1
Net gain from pension and postretirement benefit plans arising during the period	—	—	—	2
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	8	6	16	12

Total comprehensive income	266	196	534	410
Less: Comprehensive income attributable to noncontrolling interests	3	3	6	4

Comprehensive income attributable to L-3	$263	$193	$528	$406

(1)	Amounts are net of an income tax benefit of $1 million and $2 million for the quarterly and first half periods ended July 1, 2011, respectively, and income taxes of $2 million for the first half period ended June 25, 2010.

(2)	Amounts are net of income taxes of $5 million and $3 million for the quarterly periods ended July 1, 2011 and June 25, 2010, respectively, and $10 million and $7 million for the first half periods ended July 1, 2011 and June 25, 2010, respectively. See Note 18.

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2009 are open as of July 1, 2011. The Company’s U.S. Federal tax return for the year ended December 31, 2010 will be completed and filed no later than September 15, 2011. In the second quarter of 2011, the Company reached an agreement with the Internal Revenue Service (IRS) in connection with the Company’s 2006 and 2007 U.S. Federal income tax returns. As a result of this agreement, the Company reversed previously accrued amounts relating to its provision for income taxes by $12 million. The statutes of limitations for these tax returns are expected to close in the fourth quarter of 2011. In addition, the Company has numerous state and foreign income tax return audits currently in process. As of July 1, 2011, the Company anticipates that unrecognized tax benefits will decrease by approximately $79 million over the next 12 months.

Current and non-current income taxes payable include accrued potential interest of $22 million ($13 million after income taxes) at July 1, 2011 and December 31, 2010, respectively, and potential penalties of $13 million at July 1, 2011 and December 31, 2010, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
	(in millions, except per share data)

Reconciliation of net income:
Net income	$246	$231	$453	$453
Net income attributable to noncontrolling interests	(3)	(3)	(6)	(4)
Net income allocable to participating securities	(1)	(1)	(2)	(3)

Net income allocable to L-3 Holdings’ common shareholders	$242	$227	$445	$446

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	106.1	115.4	107.3	115.7

Basic earnings per share:
Net income	$2.28	$1.97	$4.15	$3.85

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	106.1	115.4	107.3	115.7
Assumed exercise of stock options	2.7	3.2	2.7	3.4
Unvested restricted stock awards	1.9	1.4	1.6	1.2
Employee stock purchase plan contributions	—	0.5	—	0.5
Performance unit awards	—	—	0.1	0.1
Assumed purchase of common shares for treasury	(3.5)	(4.0)	(3.3)	(4.2)
Assumed conversion of the CODES(1)	—	—	—	—

Common and potential common shares	107.2	116.5	108.4	116.7

Diluted earnings per share:
Net income	$2.26	$1.95	$4.11	$3.82

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter or first half periods ended July 1, 2011 or June 25, 2010, respectively, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 1, 2011, the conversion price was $97.79.

Excluded from the computations of diluted EPS are certain shares related to stock options, restricted stock and restricted stock units underlying employee stock-based compensation and employee stock purchase plan contributions of 3.0 million and 2.9 million for the quarter and first half ended July 1, 2011, respectively, and 2.6 million and 2.4 million for the quarter and first half ended June 25, 2010, respectively, because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At July 1, 2011, the remaining dollar value under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $164 million. On April 26, 2011,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013. The entire amount authorized under the April 26, 2011 program remains available at July 1, 2011.

From July 2, 2011 through August 3, 2011, L-3 Holdings repurchased 587,992 shares of its common stock at an average price of $83.09 per share for an aggregate amount of $49 million.

On July 12, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on September 15, 2011 to shareholders of record at the close of business on August 17, 2011.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	July 1, 2011			December 31, 2010
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)

Assets
Cash equivalents	$191	$—	$—	$347	$—	$—
Derivatives (foreign currency forward contracts)	—	16	—	—	22	—

Total Assets	$191	$16	$—	$347	$22	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$2	$—	$—	$5	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

At July 1, 2011 and December 31, 2010, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the senior notes, senior subordinated notes and CODES are based on quoted prices for these securities. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	July 1, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Senior notes	$2,441	$2,476	$1,794	$1,810
Senior subordinated notes	996	1,029	1,645	1,691
CODES	689	701	698	701
Foreign currency forward contracts(1)	14	14	17	17

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

16.	Derivative Financial Instruments

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

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at July 1, 2011:

Currency	Notional Amount
(in millions)

Canadian dollar	$74
U.S. dollar	69
British pound	43
Euro	29
Other	3

Total	$218

At July 1, 2011, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	July 1, 2011				December 31, 2010
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$8	$4	$1	$—	$11	$8	$2	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3	1	1	—	2	1	3	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$11	$5	$2	$—	$13	$9	$5	$—

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarter and first half periods ended July 1, 2011 and June 25, 2010. At July 1, 2011, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months is $7 million.

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

The Company is also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At July 1, 2011, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

CyTerra Government Investigation. Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ and has been asked to facilitate employee interviews. The Company is cooperating fully with the U.S. Government. The Company believes that it is entitled to indemnification with respect to this matter, and has made a claim against a $15 million escrow fund established in connection with the Company’s acquisition of CyTerra in March 2006. The Company was advised in June 2011 that the Grand Jury portion of this matter has been closed without further action. Although the civil portion of this matter remains open, in light of the preliminary nature of the proceedings, the Company is unable to estimate a range of loss that is reasonably possible for this matter.

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

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the TCAS on the ExcelAire jet, and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Twelve of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009, but withdrew their complaints in July 2010 without prejudice to their right to re-file them against ACSS. An additional four plaintiffs re-filed their complaints in the Lower Civil Court in Rio de Janiero before the expiration of the statute of limitations. ACSS has not been served in any of these actions. While the statute of limitations has expired and would bar any additional plaintiffs (beyond the 16 noted above) from re-filing claims directly against ACSS, it would not bar GOL from filing a future suit against ACSS based on litigation claims being pursued by the original plaintiffs against GOL in connection with this matter. The Company is unable to estimate a range of loss that is reasonably possible for this matter because: (i) the proceedings are in early stages; (ii) there are significant factual issues to be resolved and (iii) there is uncertainty as to the outcome of the claims being pursued against GOL, and the Company’s knowledge of the proceedings relating to these claims is limited.

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)

Components of net periodic benefit cost:
Service cost	$28	$25	$56	$49	$2	$2	$3	$3
Interest cost	32	30	64	60	2	3	5	6
Expected return on plan assets	(35)	(28)	(70)	(56)	—	(1)	(1)	(1)
Amortization of prior service costs (credits)	—	1	—	2	(1)	(1)	(2)	(2)
Amortization of net losses	13	9	27	19	1	—	1	—
Curtailment loss (gain)	1	—	2	—	(1)	(2)	—	(2)

Net periodic benefit cost	$39	$37	$79	$74	$3	$1	$6	$4

Contributions. For the year ending December 31, 2011, the Company currently expects to contribute cash of approximately $185 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $89 million to its pension plans and $5 million to its postretirement benefit plans during the first half ended July 1, 2011.

19.	Employee Stock-Based Compensation

During the first half period ended July 1, 2011, the Company granted stock-based compensation awards under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

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

Restricted Stock Units. The Company granted 687,422 restricted stock units with a weighted average grant date fair value of $80.17 per share. Restricted stock units automatically convert into shares of L-3 Holdings common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

20.	Supplemental Cash Flow Information

	First Half Ended
	July 1,	June 25,
	2011	2010
	(in millions)

Interest paid on outstanding debt	$122	$130
Income tax payments	184	171
Income tax refunds	11	5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010(1)	2011	2010(1)
	(in millions)

Net Sales:
C3ISR	$847	$813	$1,636	$1,600
Government Services	940	1,000	1,888	1,912
AM&M	661	824	1,304	1,544
Electronic Systems	1,415	1,447	2,724	2,762
Elimination of intercompany sales	(97)	(118)	(185)	(228)

Consolidated total	$3,766	$3,966	$7,367	$7,590

Operating Income:
C3ISR	$95	$101	$185	$205
Government Services	70	85	141	157
AM&M	56	58	122	118
Electronic Systems	183	198	346	372

Consolidated total	$404	$442	$794	$852

Depreciation and amortization:
C3ISR	$11	$7	$23	$21
Government Services	9	9	17	18
AM&M	5	4	9	9
Electronic Systems	39	32	74	60

Consolidated total	$64	$52	$123	$108

	July 1,	December 31,
	2011	2010(1)
	(in millions)

Total Assets:
C3ISR	$2,067	$2,054
Government Services	3,219	3,207
AM&M	2,069	1,962
Electronic Systems	7,857	7,677
Corporate	365	551

Consolidated total	$15,577	$15,451

(1)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, sales of $27 million and $63 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $20 million and $38 million were reclassified from the C3ISR segment to the Government Services segment for the quarter and first half periods ended June 25, 2010, respectively. Operating income of $6 million was reclassified from the Government Services segment to the Electronic Systems segment for the first half ended June 25, 2010 and operating income of $1 million and $2 million was reclassified from the C3ISR segment to the Government Services segment for the quarter and first half periods ended June 25, 2010, respectively. At December 31, 2010, $129 million of assets were reclassified from the Government Services segment to the Electronic Systems segment and $13 million of assets were reclassified from the C3ISR segment to the Government Services segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Accounting Standards Issued and Not Yet Implemented

In May 2011, the FASB issued a revised accounting standard for fair value measurement and disclosure. The revisions clarify how to measure fair value and require additional disclosures as follows: 1) transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the valuation process used and the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs, and 3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The revised accounting standard is effective for the Company for periods beginning after December 15, 2011. The Company is currently assessing the impact the revised accounting standard will have on its disclosure requirements.

In June 2011, the FASB issued a revised accounting standard for presentation of comprehensive income in financial statements. The revisions provide two options to present total comprehensive income as follows: (1) a single, continuous statement of comprehensive income, which must include the components of net income, a total for net income, the components of other comprehensive income (OCI), a total for OCI, and a total for comprehensive income, or (2) two separate but consecutive statements, which require that entities report components of net income and total net income in the statement of income immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. The statement of OCI may begin with net income. This revised accounting standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised accounting standard is effective for the Company for periods beginning after December 15, 2011 and requires retrospective application for all periods presented, with early adoption permitted. The Company is currently assessing the revised standard and the method of presentation for comprehensive income that will be selected.

23.	Employee Severance and Termination Costs

The Company continues to complete headcount reductions across several businesses to reduce both direct and indirect costs, including general and administrative and overhead. As a result of this initiative, the Company recorded a total of $17 million in employee severance and other related termination costs for approximately 700 employees, primarily in the Electronic Systems segment during the year ended December 31, 2010. The Company recorded $10 million in additional employee severance and other related termination costs for approximately 600 employees during the first half of 2011. At July 1, 2011, the remaining balance to be paid for this initiative was $10 million.

24.	Subsequent Event

On July 28, 2011, the Company announced that its Board of Directors approved a plan to spin-off a new, independent, publicly traded government services company. The transaction, which is intended to be tax-free to L-3 and its shareholders, is expected to be completed in the first half of 2012 and L-3 shareholders will own 100% of the shares of both L-3 and the new government services company at its completion.

Under the plan, the new, public company will be named Engility and will include the systems engineering and technical assistance (SETA), training and operational support services businesses that are currently part of L-3’s Government Services segment. L-3 will retain the cyber, intelligence and security solutions businesses that are also part of the Government Services segment. The Government Services segment will be renamed National Security Solutions upon completion of the transaction.

Due to the planned spin-off of Engility, the Company performed long-lived asset and goodwill impairment assessments related to the Government Services businesses that resulted in no impairment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

25.	Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

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
	(in millions)

Condensed Combining Balance Sheets:
At July 1, 2011:
Current assets:
Cash and cash equivalents	$—	$129	$10	$464	$(55)	$548
Billed receivables, net	—	341	666	233	—	1,240
Contracts in process	—	872	1,567	295	—	2,734
Other current assets	—	297	157	208	—	662

Total current assets	—	1,639	2,400	1,200	(55)	5,184
Goodwill	—	1,867	5,595	1,333	—	8,795
Other assets	—	685	727	186	—	1,598
Investment in and amounts due from consolidated subsidiaries	7,613	9,110	2,555	—	(19,278)	—

Total assets	$7,613	$13,301	$11,277	$2,719	$(19,333)	$15,577

Current liabilities	$—	$826	$1,305	$595	$(55)	$2,671
Amounts due to consolidated subsidiaries	—	—	—	420	(420)	—
Other long-term liabilities	—	1,425	235	105	—	1,765
Long-term debt	689	4,126	—	—	(689)	4,126

Total liabilities	689	6,377	1,540	1,120	(1,164)	8,562

L-3 shareholders’ equity	6,924	6,924	9,737	1,599	(18,260)	6,924
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,924	6,924	9,737	1,599	(18,169)	7,015

Total liabilities and equity	$7,613	$13,301	$11,277	$2,719	$(19,333)	$15,577

At December 31, 2010:
Current assets:
Cash and cash equivalents	$—	$257	$3	$482	$(135)	$607
Billed receivables, net	—	387	680	232	—	1,299
Contracts in process	—	801	1,525	222	—	2,548
Other current assets	—	295	161	168	—	624

Total current assets	—	1,740	2,369	1,104	(135)	5,078
Goodwill	—	1,857	5,592	1,281	—	8,730
Other assets	—	693	763	187	—	1,643
Investment in and amounts due from consolidated subsidiaries	7,462	8,912	2,417	—	(18,791)	—

Total assets	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

Current portion of long-term debt	$11	$11	$—	$—	$(11)	$11
Other current liabilities	—	898	1,388	571	(135)	2,722
Amounts due to consolidated subsidiaries	—	—	—	439	(439)	—
Other long-term liabilities	—	1,403	235	99	—	1,737
Long-term debt	687	4,126	—	—	(687)	4,126

Total liabilities	698	6,438	1,623	1,109	(1,272)	8,596

L-3 shareholders’ equity	6,764	6,764	9,518	1,463	(17,745)	6,764
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,764	6,764	9,518	1,463	(17,654)	6,855

Total liabilities and equity	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended July 1, 2011:
Net sales	$—	$945	$2,272	$639	$(90)	$3,766
Cost of sales	19	836	2,069	547	(109)	3,362

Operating (loss) income	(19)	109	203	92	19	404
Interest and other income, net	—	33	—	1	(29)	5
Interest expense	6	55	28	2	(35)	56

(Loss) income before income taxes	(25)	87	175	91	25	353
(Benefit) provision for income taxes	(8)	26	53	28	8	107
Equity in net income of consolidated subsidiaries	260	182	—	—	(442)	—

Net income	243	243	122	63	(425)	246
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$243	$243	$122	$63	$(428)	$243

For the quarter ended June 25, 2010:
Net sales	$—	$842	$2,622	$587	$(85)	$3,966
Cost of sales	23	721	2,382	507	(109)	3,524

Operating (loss) income	(23)	121	240	80	24	442
Interest and other income, net	—	31	5	1	(29)	8
Interest expense	12	70	28	2	(40)	72
Debt retirement charge	—	13	—	—	—	13

(Loss) income before income taxes	(35)	69	217	79	35	365
(Benefit) provision for income taxes	(13)	26	79	29	13	134
Equity in net income of consolidated subsidiaries	250	185	—	—	(435)	—

Net income	228	228	138	50	(413)	231
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$228	$228	$138	$50	$(416)	$228

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the first half ended July 1, 2011:
Net sales	$—	$1,797	$4,507	$1,239	$(176)	$7,367
Cost of sales	34	1,582	4,093	1,075	(211)	6,573

Operating (loss) income	(34)	215	414	164	35	794
Interest and other income (expense), net	—	64	(2)	2	(57)	7
Interest expense	13	117	55	3	(69)	119
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(47)	144	357	163	47	664
(Benefit) provision for income taxes	(15)	45	114	52	15	211
Equity in net income of consolidated subsidiaries	479	348	—	—	(827)	—

Net income	447	447	243	111	(795)	453
Net income attributable to noncontrolling interests	—	—	—	—	6	6

Net income attributable to L-3	$447	$447	$243	$111	$(801)	$447

For the first half ended June 25, 2010:
Net sales	$—	$1,639	$5,012	$1,079	$(140)	$7,590
Cost of sales	42	1,390	4,546	942	(182)	6,738

Operating (loss) income	(42)	249	466	137	42	852
Interest and other income, net	—	63	5	1	(57)	12
Interest expense	23	134	56	3	(80)	136
Debt retirement charge	—	13	—	—	—	13

(Loss) income before income taxes	(65)	165	415	135	65	715
(Benefit) provision for income taxes	(24)	61	152	49	24	262
Equity in net income of consolidated subsidiaries	490	345	—	—	(835)	—

Net income	449	449	263	86	(794)	453
Net income attributable to noncontrolling interests	—	—	—	—	4	4

Net income attributable to L-3	$449	$449	$263	$86	$(798)	$449

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the first half ended July 1, 2011:
Operating activities:
Net cash from operating activities	$537	$113	$369	$79	$(579)	$519

Investing activities:
Business acquisitions, net of cash acquired	—	(15)	—	—	—	(15)
Investments in L-3 Communications	(38)	—	—	—	38	—
Other investing activities	—	(39)	(26)	(9)	—	(74)

Net cash used in investing activities	(38)	(54)	(26)	(9)	38	(89)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes and CODES	(11)	(650)	—	—	—	(661)
Common stock repurchased	(429)	—	—	—	—	(429)
Dividends paid on L-3 Holdings common stock	(97)	—	—	—	—	(97)
Dividends paid to L-3 Holdings	—	(537)	—	—	537	—
Investments from L-3 Holdings	—	38	—	—	(38)	—
Other financing activities	38	316	(336)	(103)	122	37

Net cash used in financing activities	(499)	(187)	(336)	(103)	621	(504)

Effect of foreign currency exchange rate changes on cash	—	—	—	15	—	15

Net (decrease) increase in cash	—	(128)	7	(18)	80	(59)
Cash and cash equivalents, beginning of the period	—	257	3	482	(135)	607

Cash and cash equivalents, end of the period	$—	$129	$10	$464	$(55)	$548

For the first half ended June 25, 2010:
Operating activities:
Net cash from operating activities	$347	$53	$431	$105	$(347)	$589

Investing activities:
Business acquisitions, net of cash acquired	—	(616)	—	—	—	(616)
Investments in L-3 Communications	(83)	—	—	—	83	—
Other investing activities	—	(23)	(43)	(6)	—	(72)

Net cash used in investing activities	(83)	(639)	(43)	(6)	83	(688)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(400)	—	—	—	(400)
Common stock repurchased	(254)	—	—	—	—	(254)
Dividends paid on L-3 Holdings common stock	(93)	—	—	—	—	(93)
Dividends paid to L-3 Holdings	—	(347)	—	—	347	—
Investments from L-3 Holdings	—	83	—	—	(83)	—
Other financing activities	83	323	(389)	2	63	82

Net cash (used in) from financing activities	(264)	456	(389)	2	327	132

Effect of foreign currency exchange rate changes on cash	—	—	—	(26)	—	(26)

Net (decrease) increase in cash	—	(130)	(1)	75	63	7
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$667	$3	$439	$(86)	$1,023

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 28 to 44, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 27. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 28 – 29
Industry Considerations	Pages 29 – 30
Key Performance Measures	Pages 30 – 31
Announced Spin-off	Page 31
Other Events	Page 31
Business Acquisitions and Business and Product Line Dispositions	Pages 31 – 32
Critical Accounting Policies – Goodwill and Identifiable Intangible Assets	Pages 32 – 33
Results of Operations, including business segments	Pages 33 – 38
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Pages 38 – 39
Balance Sheet	Pages 39 – 40
Statement of Cash Flows	Pages 40 – 42
Legal Proceedings and Contingencies	Page 42

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

Industry Considerations

As described above, sales to the DoD represented approximately 76% of our total sales for 2010. Between fiscal year 2001 and fiscal year 2010, the DoD budget authorization, including wartime funding for U.S. Overseas Contingency Operations (OCO) in Iraq and Afghanistan has had a compound annual growth rate of 9%. While we believe the U.S. Government will continue to place a high priority on national security, based on the current annual DoD budget projections of the Obama Administration future DoD base budgets will grow at a slower rate compared to the recent past and OCO appropriations will decline. Mounting pressure for U.S. Government deficit reduction and reduced national spending has created an environment where national security spending is being closely examined. On April 15, 2011, President Obama signed the fiscal year 2011 appropriations bill legislated by Congress that funds the federal government for the remainder of fiscal year 2011. The appropriation provided for a DoD base budget of $531 billion and a $158 billion budget for OCO. The fiscal year 2011 appropriations represents a $3 billion, or 1%, increase over the fiscal year 2010 DoD base budget, but was $18 billion, or 3%, below the base budget requested by the Obama Administration of $549 billion. The fiscal year 2011 OCO appropriation of $158 billion, represents a decrease of $4 billion, or 2%, compared to the fiscal year 2010 OCO appropriation.

The fiscal year 2012 DoD base budget request of $553 billion was submitted by the Obama Administration to Congress on February 14, 2011 and included former Secretary Gates’ January 6, 2011 defense budget outlook in which he identified $78 billion in DoD reductions for the five year fiscal period of 2012 to 2016 compared to the same period in the fiscal year 2011 request. The fiscal year 2012 budget request shows average nominal growth in the base budget for fiscal years 2012 to 2016 of 2.2% compared to the fiscal year 2011 request. The fiscal year 2012 budget request also includes $118 billion of supplemental appropriations for OCO, which is $41 billion lower from the OCO request for fiscal year 2011 of $159 billion, due primarily to the planned draw down of U.S. military forces from Iraq by December 31, 2011. The actual OCO budget for fiscal year 2010 was $162 billion. The President’s budget request uses an annual OCO placeholder of $50 billion for fiscal year 2013 to fiscal year 2016. We expect OCO appropriations to continue to decline for the foreseeable future due to the planned drawdown of U.S. military forces in Iraq and Afghanistan in addition to U.S. budgetary concerns. Although we cannot predict the timing, size or nature of the declines in OCO appropriations, we expect such declines to negatively impact volumes on our revenue arrangements related to supporting U.S. military operations in Iraq and Afghanistan, and, consequently, our sales, results of operations and cash flows will be negatively impacted in future periods.

On April 13, 2011, President Obama announced a plan to reduce U.S. Federal deficits by $4 trillion over the next 12 years by combining cuts in military and domestic spending with higher taxes. Part of the President’s plan to reduce the federal deficits includes reducing projected U.S. security spending including DoD base budgets by $400 billion for the fiscal years 2012 through 2023. In connection with this announced plan, the DoD will conduct a fundamental review of U.S. Military missions and capabilities, and President Obama is expected to make specific decisions about defense spending cuts after this review is completed.

On August 2, 2011, Congress passed the Budget Control Act of 2011 (the “Act”). The Act immediately imposes spending caps that contain approximately $300 billion in reductions to the projected DoD base budgets over the next ten years (fiscal years 2012-2021). The Act also raises the federal debt limit and creates a bipartisan congressional joint select committee on deficit reduction. Deficit reduction actions over the next ten years beginning with fiscal year 2013 and beyond may result in changes to business taxes such as the elimination of the corporate R&D tax credit and additional reductions in defense spending. If the committee cannot reach agreement on a package of reductions and Congress does not approve such reductions by the end of 2011, then an additional $1.2 trillion of automatic reductions through fiscal year 2021 would be triggered, of which, approximately $500 billion would be expected to come from defense budgets. In the second half of 2011, the DoD is expected to complete the review of U.S. military missions and capabilities that President Obama announced in April 2011, and it is expected that such review will provide guidance for the DoD budget reductions mandated by the Act. Although we currently cannot predict the timing, size or nature of these proposed cuts, if they do occur and if they affect funding for our revenue arrangements, we expect that such budget reductions will negatively impact our sales, results of operations and cash flows in future periods.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales trends and operating income trends. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. One of L-3’s primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies, services, and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investments. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales. Improving operating margins is one of several methods for growing earnings per common share and net cash from operating activities.

Sales Trend. Sales growth for the year ended December 31, 2010 was 0.4%, comprised of sales growth from business acquisitions, net of divestitures, of 1.3%, partially offset by an organic sales decline of 0.9%. For the quarter ended July 1, 2011 (2011 Second Quarter), consolidated net sales of $3,766 million declined by 5.0%, comprised of an organic sales decline of 5.8%, partially offset by sales growth from acquisitions of $33 million or 0.8%, compared to the quarter ended June 25, 2010 (2010 Second Quarter). For the first half ended July 1, 2011 (2011 First Half), consolidated net sales of $7,367 million declined by 2.9%, comprised of an organic sales decline of 4.4%, partially offset by sales growth from acquisitions of $114 million or 1.5%, compared to the first half ended June 25, 2010 (2010 First Half).

For the year ended December 31, 2010, our largest contract (revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command, which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2010 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of the first of two one-year options remaining, expires on September 30, 2012 and we anticipate that the customer will announce a formal acquisition timeline during the third quarter of 2011 for the contract re-competition with an anticipated award in August 2012.

The Special Operations Forces Support Activity (SOFSA) contract, which is included in our AM&M segment, generated $99 million and $198 million of sales for the 2010 Second Quarter and 2010 First Half, respectively, and was our fourth largest contract in terms of annual sales in 2010. In June 2010, the follow-on contract was awarded to another contractor and the transition to the successor contractor ended in October 2010.

Operating Income Trend. Operating income for the 2011 Second Quarter was $404 million, a decrease of 9% from $442 million for the 2010 Second Quarter. Our consolidated operating margin was 10.7% for the 2011 Second

Quarter, a decrease of 40 basis points from 11.1% for the 2010 Second Quarter. Operating income for the 2011 First Half was $794 million, a decrease of 7% from $852 million for the 2010 First Half. Our consolidated operating margin was 10.8% for the 2011 First Half, a decrease of 40 basis points from 11.2% for the 2010 First Half.

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

Announced Spin-Off

On July 28, 2011, we announced that our Board of Directors approved a plan to spin-off a new, independent, publicly traded government services company. The transaction, which is intended to be tax-free to L-3  and its shareholders, is expected to be completed in the first half of 2012 and L-3 shareholders will own 100% of the shares of both L-3 and the new government services company at its completion. The spin-off will not be subject to a shareholder vote.

Under the plan, the new, public company will be named Engility and will include the systems engineering and technical assistance (SETA), training and operational support services businesses that are currently part of L-3’s Government Services segment. For the 2011 First Half, Engility had sales of approximately $1.0 billion, or 55% of total Government Services net sales, and operating income of approximately $94 million, or 67% of total Government Services operating income. Engility will have approximately 10,000 employees.

L-3 will retain the cyber, intelligence and security solutions businesses that are also part of L-3’s Government Services segment. The Government Services segment will be renamed National Security Solutions upon completion of the transaction, and will continue to leverage synergies across L-3 to develop unique solutions to address growing challenges for our DoD, intelligence and global security customers. For the 2011 First Half, L-3’s cyber, intelligence and security solutions businesses had sales of approximately $839 million, or 45% of total Government Services net sales, and operating income of approximately $47 million, or 33% of total Government Services operating income.

The completion of the spin-off transaction is subject to certain customary conditions, including filing of required documents with the U.S. Securities and Exchange Commission, receipt of a ruling from the Internal Revenue Service and an opinion of counsel as to the tax-free nature of the transaction. There can be no assurance that any separation transaction will ultimately occur, or if one does occur, its terms or timing.

Other Events

Debt Repurchases, Issuance, and Redemptions.  On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. On March 9, 2011, the net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due January 15, 2015 (5 7/8% 2015 Notes). In connection with the redemption of the 5 7/8% 2015 Notes, we recorded a debt retirement charge of $18 million ($11 million after income taxes, or $0.10 per diluted share).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2010. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisition and product line disposition completed during the

2011 First Half. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. We may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

Critical Accounting Policies – Goodwill and Identifiable Intangible Assets

For a description of the Company’s critical accounting policies, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Except as discussed below, there have been no material changes to the Company’s critical accounting policies since December 31, 2010.

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standard for goodwill, we test goodwill for our reporting units for impairment at least annually as of November 30. The accounting standard for goodwill also requires testing each reporting unit’s goodwill for impairment between annual test dates if changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A more likely than not expectation that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of is a change in circumstance that requires testing of goodwill for impairment between annual test dates. Accordingly, we determined that it was necessary for us to test goodwill for impairment for our Government Services reporting unit because of the planned spin-off of Engility discussed above. We did not test our other reporting units’ goodwill for impairment as we do not believe that there have been any events or changes in circumstances since November 30, 2010 that make it more likely than not that the fair value of those units have decreased below their carrying amount.

The more significant assumptions used in our discounted cash flow (DCF) valuation to determine the fair value of the Government Services reporting unit in connection with the goodwill valuation assessment we completed as of July 12, 2011 (the date the L-3 Board of Director’s approved the planned spin-off), were: (1) a detailed three-year cash flow projection, which is based primarily on our estimates of future sales, operating income, and cash flows, (2) the expected long-term growth rate, and (3) the risk adjusted discount rate, including the estimated risk-free rate of return, that is used to discount future cash flow projections to their present values. There were no significant changes to the underlying methods used in the current DCF valuation as compared to the methods used in the DCF valuation completed for the November 30, 2010 goodwill impairment assessment.

The risk adjusted discount rate, which represents the estimated weighted-average cost of capital (WACC) for the Government Services reporting unit is 7.2% for 2011 to 2015 and 8.2% after 2015 at the date of the impairment test. The WACC is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to Government Services, including a risk free rate of return (i.e. prevailing market yield of 4.2% on the 30 year U.S. Treasury Bond as of July 12, 2011) and an equity risk premium of 5%, and (2) the current after-tax market rate of return on L-3’s debt (which was 3.0% as of July 12, 2011), each weighted by the average relative market value percentages of L-3’s equity and debt.

The Government Services reporting unit projected cash flow for 2011 is currently forecasted to decline by 11% compared to 2010. The current DCF valuation assumed a three year average annual cash flow decline of 6% for 2011 to 2013 and assumes cash flows to remain at 2013 levels in perpetuity.

The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2010 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount for the Government Services reporting unit:

	Risk Adjusted		Estimated Annual Cash Flow
	Discount Rates		Percentage Change(1)				Estimated
						3 Year	2010	Goodwill	Excess
Reporting Unit	2011-2015	After 2015	2010	2009	2008	Average	Cash Flows(1)	Balance(2)	Fair Value(3)
							(in millions)%			$

Government Services	7.2%	8.2%	8%	(40)%	23%	(3)%	$285	$2,192	13%	$384

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The goodwill balance is as of July 12, 2011, our goodwill impairment testing date.

(3)	The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

As noted above, the expected future cash flow growth rates for each of our reporting units are primarily based on our estimates of future sales, operating income, and working capital changes. The Government Services reporting unit is substantially dependent upon the DoD budget and spending. The DoD budget could be negatively affected by several factors, including but not limited to U.S. Government budget deficits and the national debt, which we have no control over. Moreover, consistent with our discussion of industry considerations under “Key Performance Measures” beginning on page 30, we anticipate that future defense budgets will be negatively impacted by mounting pressure for U.S. Government fiscal deficit reduction and reduced national spending and the expectation that future OCO appropriations will decline in accordance with the currently planned drawdown of U.S. military forces from Iraq and Afghanistan through fiscal year 2014. Therefore, our current estimates and assumptions may not result in the projected cash flow outcomes due to a number of factors, including an economic environment that is more challenging than we anticipate, U.S. Government efforts to reduce budget deficits and the national debt, and DoD priority shifts that do not match the reporting unit’s core competencies. Conversely, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows, such as reducing administrative and other overhead costs or pursuing incremental targeted growth opportunities. Additionally, the DCF valuation does not assume future business acquisitions or divestitures, nor does the DCF valuation consider the impact of the planned spin-off of Engility.

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

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2011 Second Quarter compared with the 2010 Second Quarter and the 2011 First Half compared with the 2010 First Half.

	Second Quarter Ended				First Half Ended
	July 1,	June 25,	Increase/		July 1,	June 25,	Increase/
(in millions, except per share data)	2011	2010	(decrease)		2011	2010	(decrease)

Net sales	$3,766	$3,966	$(200)		$7,367	$7,590	$(223)
Operating income	$404	$442	$(38)		$794	$852	$(58)
Operating margin	10.7%	11.1%	(40)	bpts	10.8%	11.2%	(40)	bpts
Net interest expense and other income	$51	$77	$(26)		$130	$137	$(7)
Effective income tax rate	30.3%	36.7%	(640)	bpts	31.8%	36.6%	(480)	bpts
Net income attributable to L-3	$243	$228	$15		$447	$449	$(2)
Diluted earnings per share	$2.26	$1.95	$0.31		$4.11	$3.82	$0.29
Diluted weighted average common shares outstanding	107.2	116.5	(9.3)		108.4	116.7	(8.3)

Net Sales: For the 2011 Second Quarter, consolidated net sales decreased by 5% as compared to the 2010 Second Quarter. Lower sales from the AM&M, Government Services, and Electronics Systems segments, were partially offset by sales growth from the C3ISR segment. Acquired businesses, which are all included in the Electronics Systems segment, contributed $33 million to net sales in the 2011 Second Quarter.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems segment, decreased by $165 million to $1,880 million, representing approximately 50% of consolidated net sales for the 2011 Second Quarter, compared to $2,045 million, or approximately 52% of consolidated net sales for the 2010 Second Quarter. Sales from services decreased primarily due to the loss of the SOFSA and Afghanistan Ministry of Defense (MoD) support contracts in 2010 and reduced subcontractor pass-through sales volume for task order renewals related to U.S. Army systems and software engineering and sustainment services (SSES) contracts. These decreases were partially offset by increased demand for systems field support services for a U.S. Army C-12 contract.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, decreased by $35 million to $1,886 million, representing approximately 50% of consolidated net sales for the 2011 Second Quarter, compared to $1,921 million for the 2010 Second Quarter, or approximately 48% of consolidated net sales for the 2010 Second Quarter. The decrease in product sales was primarily due to a delay in the 2011 order for Joint Cargo Aircraft (JCA), reduced funding for the Prophet program and Bradley Fighting Vehicles, and sales volume declines primarily for night vision products. These decreases were partially offset by sales from acquired businesses and organic sales growth primarily for networked communications and electro-optic/infrared (EO/IR) products.

For the 2011 First Half, consolidated net sales decreased by 3% as compared to the 2010 First Half. Lower sales from the AM&M, Government Services and Electronic Systems segments were partially offset by sales growth from the C3ISR segment and additional days in the 2011 First Half. Acquired businesses, which are all included in the Electronics Systems segment, contributed $114 million to net sales in the 2011 First Half.

Sales from services decreased by $205 million to $3,750 million, representing approximately 51% of consolidated net sales for the 2011 First Half, compared to $3,955 million, or approximately 52% of consolidated net sales for the 2010 First Half. Additional days in the 2011 First Half compared to the 2010 First Half increased sales from services by approximately $83 million. Excluding the impact of the additional days, sales from services decreased by approximately $288 million, primarily due to the loss of the SOFSA and Afghanistan MoD support contracts and lower SSES subcontractor pass-through volume. These decreases were partially offset by increased demand for systems field support services for a U.S. Army C-12 contract.

Sales from products decreased by $18 million to $3,617 million, representing approximately 49% of consolidated net sales for the 2011 First Half, compared to $3,635 million for the 2010 First Half, or approximately 48% of consolidated net sales for the 2010 First Half. The decrease in product sales was primarily due to sales volume declines primarily for Prophet program and satellite communication systems, Bradley Fighting Vehicles, night vision products and JCA. These decreases were partially offset by sales from acquired businesses and organic sales growth primarily for networked communications and EO/IR products.

See the segment results below for additional discussion of our segment sales.

Operating Income and operating margin: Consolidated operating income for the 2011 Second Quarter decreased by 9% compared to the 2010 Second Quarter. Operating margin decreased by 40 basis points to 10.7% for the 2011 Second Quarter compared to 11.1% for the 2010 Second Quarter. Lower operating margins in the C3ISR, Government Services and Electronic Systems segments were partially offset by higher operating margins for the AM&M segment.

Operating income for the 2011 First Half decreased by 7% compared to the 2010 First Half. Operating margin decreased by 40 basis points to 10.8% for the 2011 First Half compared to 11.2% for the 2010 First Half. Lower operating margins in the C3ISR, Government Services and the Electronic Systems segments were partially offset by higher operating margins for the AM&M segment.

See the segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $26 million for the 2011 Second Quarter compared to the same period last year. The decrease was due to: (1) lower interest expense primarily from lower interest rates on outstanding fixed rate debt as a result of recent debt refinancings and (2) a $13 million ($8 million after income taxes, or $0.07 per diluted share) debt retirement charge in the 2010 Second Quarter that did not recur in the 2011 Second Quarter.

Net interest expense and other income decreased by $7 million for the 2011 First Half compared to the same period last year. A decrease of $12 million primarily due to lower interest expense as a result of recent debt financings and lower amortization of bond discounts was partially offset by $5 million of higher debt retirement charges. The 2011 First Half included an $18 million debt retirement charge related to the redemption of our $650 million 5 7/8% senior subordinated notes due 2015. The 2010 First Half included a $13 million debt retirement charge related to the redemption of our $400 million 6 1/8% senior subordinated notes due 2014.

Effective income tax rate: The effective tax rate for the 2011 Second Quarter decreased by 640 basis points compared to the same period last year. The decrease in the effective tax rate was due to: (1) a reversal of previously accrued amounts of $12 million, or $0.11 per diluted share, primarily related to the 2006 and 2007 U.S. Federal income tax returns, (2) a higher mix of foreign earnings with lower tax rates compared to the 2010 Second Quarter, and (3) the reenactment of the U.S. Federal research and experimentation tax credit.

The effective tax rate for the 2011 First Half decreased by 480 basis points compared to the same period last year. The decrease in the effective tax rate was primarily due to: (1) $12 million, or $0.11 per diluted share, related to the reversal of previously accrued amounts primarily related to the 2006 and 2007 U.S. Federal income tax returns, (2) a higher mix of foreign earnings with lower tax rates compared to the 2010 First Half, (3) the reenactment of the U.S. Federal research and experimentation tax credit, and (4) a 2010 First Half tax provision of $5 million, or $0.04 per diluted share, related to the unfavorable tax treatment of the U.S. Federal Patient Protection and Affordable Care Act that did not recur.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2011 Second Quarter increased by $15 million, or 7%, compared to the 2010 Second Quarter, and diluted EPS increased 16% to $2.26 from $1.95.

Net income attributable to L-3 in the 2011 First Half decreased by $2 million compared to the 2010 First Half, and diluted EPS increased 8% to $4.11 from $3.82.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2011 Second Quarter and the 2011 First Half declined by 8% and 7%, respectively. The decrease was due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Second Quarter Ended		First Half Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010(1)	2011	2010(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$844.4	$795.4	$1,630.0	$1,565.6
Government Services	938.3	998.1	1,885.1	1,907.7
AM&M	609.8	760.2	1,202.7	1,412.3
Electronic Systems	1,372.7	1,412.4	2,648.8	2,704.2

Consolidated net sales	$3,765.2	$3,966.1	$7,366.6	$7,589.8

Operating income:
C3ISR	$95.5	$100.4	$185.0	$205.0
Government Services	70.4	84.9	141.4	156.7
AM&M	56.0	57.9	122.0	117.4
Electronic Systems	182.4	198.6	345.5	372.4

Consolidated operating income	$404.3	$441.8	$793.9	$851.5

Operating margin:
C3ISR	11.3%	12.6%	11.3%	13.1%
Government Services	7.5%	8.5%	7.5%	8.2%
AM&M	9.2%	7.6%	10.1%	8.3%
Electronic Systems	13.3%	14.1%	13.0%	13.8%
Consolidated operating margin	10.7%	11.1%	10.8%	11.2%

(1)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $27 million and $63 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $19 million and $37 million were reclassified from the

C3ISR segment to the Government Services segment for the 2010 Second Quarter and 2010 First Half periods, respectively. In addition, operating income of $6 million was reclassified from the Government Services segment to the Electronic Systems segment for the 2010 First Half and operating income of $1 million and $2 million was reclassified from the C3ISR segment to the Government Services segment for the 2010 Second Quarter and 2010 First Half periods, respectively.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Second Quarter Ended				First Half Ended
	July 1,	June 25,	Increase/		July 1,	June 25,	Increase/
	2011	2010	(decrease)		2011	2010	(decrease)
	(dollars in millions)

Net sales	$844.4	$795.4	$49.0		$1,630.0	$1,565.6	$64.4
Operating income	$95.5	$100.4	$(4.9)		$185.0	$205.0	$(20.0)
Operating margin	11.3%	12.6%	(130)	bpts	11.3%	13.1%	(180)	bpts

C3ISR net sales for the 2011 Second Quarter increased by 6% compared to the 2010 Second Quarter primarily due to increased demand and new business for networked communication systems for manned and unmanned platforms to the U.S. DoD.

C3ISR operating income for the 2011 Second Quarter decreased by 5% and operating margin decreased by 130 basis points compared to the 2010 Second Quarter. Operating margin decreased by 100 basis points due to favorable contract performance in the 2010 Second Quarter for networked communication systems that did not recur and 30 basis points due to sales mix.

C3ISR net sales for the 2011 First Half increased by 4% compared to the 2010 First Half primarily due to increased demand and new business for networked communication systems for manned and unmanned platforms and airborne ISR logistics support and fleet management services to the DoD and international ISR systems. These increases were partially offset primarily by lower sales for airborne ISR systems to the DoD and force protection products to foreign ministries of defense.

C3ISR operating income for the 2011 First Half decreased by 10% compared to the 2010 First Half. Operating margin decreased by 180 basis points due to favorable contract performance in the 2010 First Half that did not recur for network communications and airborne ISR systems and an $8 million loss on a contract termination recorded in the quarter ended April 1, 2011.

Government Services

	Second Quarter Ended				First Half Ended
	July 1,	June 25,			July 1,	June 25,
	2011	2010	Decrease		2011	2010	Decrease
	(dollars in millions)

Net sales	$938.3	$998.1	$(59.8)		$1,885.1	$1,907.7	$(22.6)
Operating income	$70.4	$84.9	$(14.5)		$141.4	$156.7	$(15.3)
Operating margin	7.5%	8.5%	(100)	bpts	7.5%	8.2%	(70)	bpts

Government Services net sales for the 2011 Second Quarter decreased by 6% compared to the 2010 Second Quarter. The decrease in sales was primarily due to: (1) $26 million in lower sales due to the award of the Afghanistan MoD support contract to another contractor, (2) reduced subcontractor pass-through volume of $24 million related to task order renewals for U.S. Army systems and software engineering and sustainment services (SSES), (3) $11 million in lower sales for information technology support services for the U.S. Special Operations Command (SOCOM) due to fewer task orders received because of more competitors on the current contract, and (4) $39 million in lower sales from completed contracts primarily for U.S. Army sustainment, training and logistics support services and the SBInet program for the U.S. Department of Homeland Security. These decreases were partially offset by $40 million in higher sales due to increased demand for intelligence and information technology support services for U.S. Government agencies.

Government Services operating income for the 2011 Second Quarter decreased by 17% compared to the 2010 Second Quarter. Operating margin decreased by 100 basis points primarily due to lower contract profit rates on select new business and re-competitions of existing business due to competitive price pressures, lower sales and higher business development costs for the cyber security business.

Government Services net sales for the 2011 First Half decreased by 1% compared to the 2010 First Half. Additional days in the 2011 First Half as compared to the 2010 First Half increased sales by approximately $60 million. Excluding the impact of the additional days, sales decreased by approximately $83 million, or 4%. The decrease in sales was primarily due to $53 million in lower SSES subcontractor pass-through volume and $49 million in lower sales due to the loss of the Afghanistan MoD support contract.

Government Services operating income for the 2011 First Half decreased by 10% compared to the 2010 First Half. Operating margin decreased by 70 basis points. Operating margin was reduced by 110 basis points primarily due to reasons similar to the 2011 Second Quarter. The decrease in operating margin was partially offset by an increase of 40 basis points related to costs in the 2010 First Half for a security systems contract that did not recur and the timing of receipt of award fees for linguist services.

Aircraft Modernization and Maintenance (AM&M)

	Second Quarter Ended				First Half Ended
	July 1,	June 25,	Increase/		July 1,	June 25,	Increase/
	2011	2010	(decrease)		2011	2010	(decrease)
	(dollars in millions)

Net sales	$609.8	$760.2	$(150.4)		$1,202.7	$1,412.3	$(209.6)
Operating income	$56.0	$57.9	$(1.9)		$122.0	$117.4	$4.6
Operating margin	9.2%	7.6%	160	bpts	10.1%	8.3%	180	bpts

AM&M net sales for the 2011 Second Quarter decreased by 20% compared to the 2010 Second Quarter. Sales declined by $178 million primarily due to: (1) $99 million from the SOFSA contract loss in June 2010, (2) $53 million due to the timing of orders for JCA from the U.S. Air Force and (3) $26 million primarily from a reduced level of effort on the Canadian Maritime Helicopter Program. These decreases were partially offset by $28 million of higher sales from increased demand for system field support services for a U.S. Army C-12 contract.

AM&M operating income for the 2011 Second Quarter decreased by 3% compared to the 2010 Second Quarter. Operating margin increased by 160 basis points. Operating margin increased 170 basis points due to improved contract performance, primarily for rotary wing cabin assemblies and U.S. Navy maritime patrol aircraft and 70 basis points due to a decline in lower margin sales mix for SOFSA. These increases were partially offset by 80 basis points primarily due to higher costs related to JCA.

AM&M net sales for the 2011 First Half decreased by 15% compared to the 2010 First Half. Additional days in the 2011 First Half as compared to the 2010 First Half increased sales by approximately $23 million. Excluding the impact of the additional days, sales decreased by $233 million, or 16%, primarily as a result of: (1) $198 million from the SOFSA contract loss and (2) $34 million from JCA.

AM&M operating income for the 2011 First Half increased by 4% compared to the 2010 First Half. Operating margin increased by 180 basis points. Operating margin increased 170 basis points due to improved contract performance, primarily for rotary wing cabin assemblies, and a decline in lower margin sales mix for SOFSA, and 80 basis points due to a 2011 first quarter favorable price adjustment of $10 million for an international aircraft modernization contract. These increases were partially offset by 70 basis points primarily due to startup costs related to a U.S. Army C-12 contract and higher costs related to JCA.

Electronic Systems

	Second Quarter Ended				First Half Ended
	July 1,	June 25,			July 1,	June 25,
	2011	2010	Decrease		2011	2010	Decrease
	(dollars in millions)

Net sales	$1,372.7	$1,412.4	$(39.7)		$2,648.8	$2,704.2	$(55.4)
Operating income	$182.4	$198.6	$(16.2)		$345.5	$372.4	$(26.9)
Operating margin	13.3%	14.1%	(80)	bpts	13.0%	13.8%	(80)	bpts

Electronic Systems net sales for the 2011 Second Quarter decreased by 3% compared to the 2010 Second Quarter. Sales declined by $106 million, reflecting lower sales volume of: (1) $24 million for warrior systems due to lower shipments of night vision products, (2) $21 million for microwave products due to reduced funding related to the Prophet program, (3) $18 million for combat propulsion systems due to a reduction in DoD funding for Bradley Fighting Vehicles, (4) $17 million for simulation & training devices due to declining production volumes on the F-22 and AVCATT (Aviation Combined Arms Tactical Trainer) programs and the delay of a foreign maritime simulation training project, and (5) $26 million for contracts nearing completion, primarily for marine services contracts. These decreases were partially offset by sales from acquired businesses of $33 million and $33 million due to higher demand for EO/IR products.

Electronic Systems operating income for the 2011 Second Quarter decreased by 8% compared to the 2010 Second Quarter. Operating margin declined by 80 basis points primarily due to a change in sales mix.

Electronic Systems net sales for the 2011 First Half decreased by 2% compared to the 2010 First Half. Sales declined by $218 million, reflecting lower sales volume of: (1) $62 million for microwave products due to reduced funding related to the Prophet program and reduced deliveries of mobile satellite communications systems and related power devices and amplifiers, and (2) $156 million primarily for combat propulsion systems, warrior systems and simulation & training devices due to trends similar to those in the 2011 Second Quarter. The decreases were partially offset primarily by sales from acquired businesses of $114 million and $49 million due to higher demand for EO/IR products.

Electronic Systems operating income for the 2011 First Half decreased by 7% compared to the 2010 First Half. Operating margin decreased by 80 basis points primarily due to a change in sales mix.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At July 1, 2011, we had total cash and cash equivalents of $548 million as compared to $607 million at December 31, 2010. While no amounts of the cash and cash equivalents are considered restricted, $406 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $519 million of cash from operating activities during the 2011 First Half.

At July 1, 2011, we also had $989 million of borrowings available under our Revolving Credit Facility, after reductions of $11 million for outstanding letters of credit, subject to certain conditions. Our Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our debt refinancing activities during the 2011 First Half, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities-Debt” on page 40.

Balance Sheet

Billed receivables decreased by $59 million to $1,240 million at July 1, 2011, from $1,299 million at December 31, 2010 primarily due to: (1) the timing of billings and collections primarily for systems field support services, networked communications and power and control systems and (2) lower sales primarily for government services, microwave products, and warrior systems. These decreases were partially offset by increases for airborne ISR services and aircraft modernization due to the timing of collections and for EO/IR products due to higher sales and $10 million for foreign currency translation adjustments.

Contracts in process increased by $186 million to $2,734 million at July 1, 2011, from $2,548 million at December 31, 2010. The increase included $4 million primarily for foreign currency translation adjustments and a $182 million increase from:

•	Increases of $56 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization, networked communication systems, and systems field support services, partially offset by decreases due to billings for airborne ISR services and lower sales for combat propulsion systems; and

•	Increases of $126 million in inventoried contract costs across several business areas, primarily systems field support, aircraft modernization, combat propulsion systems and power and control systems to support current and anticipated customer demand and warrior systems due to lower shipments of night vision products.

L-3’s receivables days sales outstanding (DSO) was 73 at July 1, 2011, compared with 70 at December 31, 2010 and June 25, 2010. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (371 days at July 1, 2011, 365 days at December 31, 2010 and 364 days at June 25, 2010). Our trailing 12 month pro forma sales were $15,493 million at July 1, 2011, $15,850 million at December 31, 2010 and $15,846 million at June 25, 2010.

The increase in inventories was primarily due to higher inventory for commercial ship building products to support customer demand, warrior systems due to the timing of product shipments, and $8 million for foreign currency translation adjustments.

Goodwill increased by $65 million to $8,795 million at July 1, 2011 from $8,730 million at December 31, 2010. The table below presents the changes in goodwill applicable to our reporting units in each segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions(1)	2	—	2	9	13
Foreign currency translation adjustments(2)	3	1	10	38	52
Segment reclassification(3)	(5)	(94)	—	99	—

Balance at July 1, 2011	$868	$2,192	$1,184	$4,551	$8,795

(1)	The increase in goodwill for the Electronic Systems segment is due to the acquisition of the communications and engineering business of ComHouse Wireless L.P. (ComHouse). See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion regarding this acquisition.

(2)	The increase in goodwill presented in each of the segments was due to the weakening of the U.S. dollar against the Euro, Canadian dollar, and British pound in the 2011 First Half.

(3)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the 2011 First Half.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The decrease in accrued employment costs is due primarily to the payment of incentive compensation and bonuses accrued at December 31, 2010. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for security and detection systems and airborne ISR services.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2011 First Half. We expect to contribute cash of approximately $185 million to our pension plans for all of 2011, of which $89 million was contributed during the 2011 First Half.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2011 First Half Compared with 2010 First Half

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	July 1,	June 25,
	2011	2010
	(in millions)

Net cash from operating activities	$519	$589
Net cash used in investing activities	(89)	(688)
Net cash (used in) from financing activities	(504)	132

Operating Activities

We generated $519 million of cash from operating activities during the 2011 First Half, a decrease of $70 million compared with $589 million generated during the 2010 First Half. The decrease was primarily due to $68 million of more net cash used for changes in operating assets and liabilities primarily due to: (1) the timing of pension contributions in the 2011 First Half, which were $45 million higher than the pension contributions in the 2010 First Half, and (2) $23 million in more cash used for working capital requirements. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 39.

Investing Activities

During the 2011 First Half, we used $89 million of cash in the aggregate primarily to pay $78 million for capital expenditures and $13 million for the acquisition of ComHouse.

Financing Activities

Debt

At July 1, 2011, total outstanding debt was $4,126 million, of which $2,441 million was senior debt and $1,685 million was subordinated debt and CODES, compared to $4,137 million at December 31, 2010, of which $1,794 million was senior debt and $2,343 million was subordinated debt and CODES. At July 1, 2011, borrowings available under our Revolving Credit Facility were $989 million, after reduction for outstanding letters of credit of $11 million. There were no borrowings outstanding under our Revolving Credit Facility at July 1, 2011. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at July 1, 2011.

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

On February 7, 2011, L-3 Communications issued the 2021 Senior Notes and, on March 9, 2011, used the net cash proceeds from this offering, together with cash on hand, to redeem the 5 7/8% 2015 Notes. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information on our 2011 debt repurchases, issuance, and redemptions.

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of July 1, 2011, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $117.35) of the then current conversion price ($97.79 as of March 1, 2011) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on August 3, 2011 was $73.19 per share.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2011 First Half.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 – April 1, 2011	2,614,032	$78.40	$205
April 2 – July 1, 2011	2,793,931	$79.98	$224

At July 1, 2011, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010 was $164 million. Also, at July 1, 2011, the entire $1.5 billion authorization was available under the program approved by L-3 Holdings’ Board of Directors on April 26, 2011.

From July 2, 2011 through August 3, 2011, L-3 Holdings repurchased 587,992 shares of its common stock at an average price of $83.09 per share for an aggregate amount of $49 million.

During the 2011 First Half, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 8, 2011	March 1, 2011	$0.45	March 15, 2011	$49
April 26, 2011	May 17, 2011	$0.45	June 15, 2011	$48

On July 12, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on September 15, 2011 to shareholders of record at the close of business on August 17, 2011.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	timing and completion of the planned spin-off of the Engility business and our ability to achieve anticipated benefits;

•	the effects of the planned spin-off on the Engility business;

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	backlog processing and program slips resulting from delayed funding of the DoD budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments, including potential suspensions or debarments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s contractor support services in-sourcing and efficiency initiatives;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters, particularly in connection with jury trials;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	results of on-going governmental investigations, including potential suspensions or debarments;

•	the impact on our business of improper conduct by our employees, agents, or business partners;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	the outcome of matters relating to the Foreign Corrupt Practices Act (FCPA) and similar non-U.S. regulations;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2010 and as supplemented in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 1A — Risk Factors” included in this quarterly report.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2011 First Half. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at July 1, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of July 1, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Industry Considerations”, which could materially affect our business, financial condition or future results. Other than as described below and in “Industry Considerations”, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We recently announced the planned spin-off of a majority of our Government Services segment into a new, independent publicly traded company. This transaction will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits.

In July 2011, we announced a plan to spin-off a majority of our Government Services segment. In order to effect the spin-off, among other things, we will be required to file a registration statement on Form 10 with the Securities and Exchange Commission. We cannot assure you that the planned spin-off will be completed. Our ability to complete the spin-off in a timely manner, if at all, could be subject to several factors, including but not limited to: (1) changes in the newly created entity’s operating performance, (2) our ability to obtain any necessary consents or approvals, (3) our ability to obtain any necessary financing for the newly created entity as well as the terms thereof, (4) changes in governmental regulations, (5) changes in the underlying businesses, its contracts, or customers, (6) overall political and economic conditions at the time of the transaction, and (7) our ability to obtain a private letter ruling from the Internal Revenue Service and an opinion of counsel that the spin-off will be tax-free to the Company and our shareholders. Additionally, execution of the proposed spin-off transaction will likely require significant time and attention from management, which could distract management from the operation of our business and the execution of our other strategic initiatives. We may not be able to complete the spin-off within the expected time frame or complete the spin-off at all. In addition, even if completed, we may not realize the anticipated benefits from the spin-off.

The Company’s proposed spin-off of Engility could result in substantial tax liability to the Company and its shareholders.

Receipt of a private letter ruling from the Internal Revenue Service (“IRS”) as well as an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off of Engility and certain related transactions will qualify under Sections 355 and/or 368 of the Internal Revenue Code, will be a condition to the completion of the spin-off. However, if the factual assumptions or representations made in the private letter ruling request or the opinion are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling or the opinion. Furthermore, the opinion will cover certain matters on which the IRS does not rule and that opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail.

If, notwithstanding receipt of the private letter ruling and opinion, the spin-off transaction and certain related transactions were determined to be taxable, then the Company would be subject to a substantial tax liability. In addition, if the spin-off transaction were taxable, each holder of our common stock who receives shares of Engility would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Engility received.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2011 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
				(in millions)

April 2 – April 30, 2011	1,282,738	$77.88	1,282,738	$1,787
May 1 – May 31, 2011	802,158	$82.46	802,158	$1,721
June 1 – July 1, 2011	709,035	$80.99	709,035	$1,664

Total	2,793,931	$79.98	2,793,931

(1)	All purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010, which expires on December 31, 2012. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013.

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
(Principal Financial Officer)

Date: August 4, 2011

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

Exhibit
No.	Description of Exhibits

4.9	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.10	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of July 1, 2011 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.