Form 10-Q
period 2011-09-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2011-11-02
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

There were 99,863,200 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 28, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$538	$607
Billed receivables, net of allowances of $30 in 2011 and $34 in 2010	1,188	1,299
Contracts in process	2,783	2,548
Inventories	352	303
Deferred income taxes	116	114
Other current assets	168	207

Total current assets	5,145	5,078

Property, plant and equipment, net	917	923
Goodwill	8,735	8,730
Identifiable intangible assets	428	470
Deferred debt issue costs	34	39
Other assets	194	211

Total assets	$15,453	$15,451

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$11
Accounts payable, trade	515	463
Accrued employment costs	698	672
Accrued expenses	577	569
Advance payments and billings in excess of costs incurred	539	580
Income taxes	22	49
Other current liabilities	389	389

Total current liabilities	2,740	2,733

Pension and postretirement benefits	870	943
Deferred income taxes	418	308
Other liabilities	512	486
Long-term debt	4,126	4,126

Total liabilities	8,666	8,596

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 100,880,071 shares outstanding at September 30, 2011 and 108,623,509 shares outstanding at December 31, 2010 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,000	4,801
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 42,882,514 shares at September 30, 2011 and 32,037,454 shares at December 31, 2010	(3,458)	(2,658)
Retained earnings	5,413	4,877
Accumulated other comprehensive loss	(259)	(256)

Total L-3 shareholders’ equity	6,696	6,764
Noncontrolling interests	91	91

Total equity	6,787	6,855

Total liabilities and equity	$15,453	$15,451

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 30,	September 24,
	2011	2010

Net sales:
Products	$1,856	$1,769
Services	1,931	2,066

Total net sales	3,787	3,835

Cost of sales:
Products	1,644	1,540
Services	1,737	1,858

Total cost of sales	3,381	3,398

Operating income	406	437
Interest and other income, net	3	3
Interest expense	57	64
Debt retirement charge	—	5

Income before income taxes	352	371
Provision for income taxes	114	130

Net income	$238	$241
Less: Net income attributable to noncontrolling interests	3	3

Net income attributable to L-3	$235	$238
Less: Net income allocable to participating securities	—	1

Net income allocable to L-3 Holdings’ common shareholders	$235	$237

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$2.27	$2.08

Diluted	$2.24	$2.07

Cash dividends paid per common share	$0.45	$0.40

L-3 Holdings’ weighted average common shares outstanding:
Basic	103.5	114.0

Diluted	104.8	114.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 30,	September 24,
	2011	2010

Net sales:
Products	$5,473	$5,404
Services	5,681	6,021

Total net sales	11,154	11,425

Cost of sales:
Products	4,824	4,702
Services	5,130	5,434

Total cost of sales	9,954	10,136

Operating income	1,200	1,289
Interest and other income, net	10	15
Interest expense	176	200
Debt retirement charge	18	18

Income before income taxes	1,016	1,086
Provision for income taxes	325	392

Net income	$691	$694
Less: Net income attributable to noncontrolling interests	9	7

Net income attributable to L-3	$682	$687
Less: Net income allocable to participating securities	2	4

Net income allocable to L-3 Holdings’ common shareholders	$680	$683

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$6.42	$5.93

Diluted	$6.34	$5.89

Cash dividends paid per common share	$1.35	$1.20

L-3 Holdings’ weighted average common shares outstanding:
Basic	106.0	115.1

Diluted	107.2	116.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Holdings’					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Outstanding	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the Year-to-Date ended September 30, 2011
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Comprehensive income:
Net income					682		9	691
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $14						22		22
Foreign currency translation adjustment						(14)		(14)
Unrealized losses on hedging instruments, net of an income tax benefit of $7						(11)		(11)

Total comprehensive income								688
Distributions to noncontrolling interests							(9)	(9)
Cash dividends paid on common stock ($1.35 per share)					(143)			(143)
Shares issued:
Employee savings plans	1.6		108					108
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		23					23
Stock-based compensation expense			51					51
Treasury stock purchased	(10.8)			(800)				(800)
Other	0.2		(1)		(3)			(4)

Balance at September 30, 2011	100.9	$1	$4,999	$(3,458)	$5,413	$(259)	$91	$6,787

For the Year-to-Date ended September 24, 2010:
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Comprehensive income:
Net income					687		7	694
Pension and postretirement benefit plans:
Net gain arising during the period						3		3
Amortization of net loss and prior service cost previously recognized, net of income taxes of $12						19		19
Foreign currency translation adjustment						(14)		(14)
Unrealized gains on hedging instruments, net of income taxes of $2						2		2

Total comprehensive income								704
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($1.20 per share)					(139)			(139)
Shares issued:
Employee savings plans	1.4		110					110
Exercise of stock options	1.0		57					57
Employee stock purchase plan	1.0		32					32
Stock-based compensation expense			62					62
Treasury stock purchased	(5.9)			(469)				(469)
Other	0.2		(5)		(2)			(7)

Balance at September 24, 2010	113.1	$1	$4,704	$(2,293)	$4,654	$(156)	$90	$7,000

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year-to-Date Ended
	September 30,	September 24,
	2011	2010

Operating activities:
Net income	$691	$694
Depreciation of property, plant and equipment	129	119
Amortization of intangibles and other assets	52	51
Deferred income tax provision	85	47
Stock-based employee compensation expense	51	62
Contributions to employee savings plans in L-3 Holdings’ common stock	108	110
Amortization of pension and postretirement benefit plans net loss and prior service cost	36	31
Amortization of bond discounts (included in interest expense)	3	18
Amortization of deferred debt issue costs (included in interest expense)	7	9
Non-cash portion of debt retirement charge	5	5
Other non-cash items	1	(6)

Subtotal	1,168	1,140

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	111	(91)
Contracts in process	(231)	(163)
Inventories	(46)	(19)
Accounts payable, trade	44	12
Accrued employment costs	15	43
Accrued expenses	8	12
Advance payments and billings in excess of costs incurred	(49)	14
Income taxes	50	94
Excess income tax benefits related to share-based payment arrangements	(2)	(6)
Other current liabilities	(2)	(8)
Pension and postretirement benefits	(74)	(34)
All other operating activities	(8)	(10)

Subtotal	(184)	(156)

Net cash from operating activities	984	984

Investing activities:
Business acquisitions, net of cash acquired	(15)	(710)
Capital expenditures	(129)	(98)
Dispositions of property, plant and equipment	5	7
Investments in equity investees	—	(20)
Other investing activities	2	2

Net cash used in investing activities	(137)	(819)

Financing activities:
Proceeds from sale of senior notes	646	797
Redemption of senior subordinated notes	(650)	(800)
Redemption of CODES	(11)	—
Borrowings under revolving credit facility	625	13
Repayment of borrowings under revolving credit facility	(625)	(13)
Common stock repurchased	(800)	(469)
Dividends paid on L-3 Holdings’ common stock	(143)	(139)
Proceeds from exercises of stock options	21	56
Proceeds from employee stock purchase plan	34	48
Debt issue costs	(7)	(7)
Excess income tax benefits related to share-based payment arrangements	2	6
Other financing activities	(8)	(14)

Net cash used in financing activities	(916)	(522)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(9)

Net decrease in cash and cash equivalents	(69)	(366)
Cash and cash equivalents, beginning of the period	607	1,016

Cash and cash equivalents, end of the period	$538	$650

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

On July 28, 2011, the Company announced that the Board of Directors approved a plan to spin-off a new, independent government services company that will be publicly traded. The transaction, which is intended to be tax-free to L-3 and its shareholders, is expected to be completed in the first half of 2012 and L-3 shareholders will own 100% of the shares of both L-3 and the new government services company at its completion. The spin-off will not be subject to a shareholder vote.

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

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2011 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

In October 2009, the Financial Accounting Standards Board (FASB) issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removed the objective-and-reliable-evidence-

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provided a hierarchy that entities must use to estimate the selling price of each deliverable, (3) eliminated the use of the residual method for allocation, and (4) expanded the ongoing disclosure requirements. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2011 Business Acquisition and Disposition

On July 1, 2011, the Company acquired the communications and engineering business of ComHouse Wireless L.P. (ComHouse) for $13 million, subject to adjustment based on the closing date actual net assets. The acquired business provides L-3 with cellular wave form modulation technology that can be used to counter improvised explosive devices. Based on the preliminary purchase price allocation, the goodwill recognized for this business acquisition was $9 million and is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems segment. The ComHouse purchase price allocation is expected to be completed in the fourth quarter of 2011 and will be based on the final purchase price, final appraisals and other analyses of fair values for the acquired assets and assumed liabilities. The Company does not expect that the difference between the preliminary and final purchase price allocation for this acquisition will have a material impact on its results of operations or financial position.

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

As of September 30, 2011, the purchase prices for Insight, ATI and 3Di were finalized and the purchase price allocations were completed with no significant changes from the preliminary amounts. The purchase price for the FUNA business acquisition was finalized as of September 30, 2011 and the purchase price allocation is expected to be completed during the fourth quarter of 2011 and will be based on final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect that the differences between the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

preliminary and final purchase price allocation for the FUNA acquisition will have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2010, assuming that the business acquisitions completed during that period had occurred on January 1, 2010.

	Third Quarter Ended	Year-to-Date Ended
	September 24, 2010	September 24, 2010
	(in millions, except per share data)

Pro forma net sales	$3,862	$11,583
Pro forma net income attributable to L-3	$239	$700
Pro forma diluted earnings per share	$2.07	$6.00

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2010.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	September 30,	December 31,
	2011	2010
	(in millions)

Unbilled contract receivables, gross	$2,887	$2,769
Unliquidated progress payments	(1,033)	(1,007)

Unbilled contract receivables, net	1,854	1,762

Inventoried contract costs, gross	1,046	882
Unliquidated progress payments	(117)	(96)

Inventoried contract costs, net	929	786

Total contracts in process	$2,783	$2,548

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

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$112	$93	$97	$77
Add: IRAD and B&P costs	88	87	267	260
Other G&A costs	238	245	711	727

Total contract costs incurred	326	332	978	987

Less: Amounts charged to cost of sales	(332)	(317)	(969)	(956)

Amounts included in inventoried contract costs at end of the period	$106	$108	$106	$108

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
	(in millions)

Selling, general and administrative expenses	$67	$68	$219	$200
Research and development expenses	19	19	57	51

Total	$86	$87	$276	$251

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	September 30,	December 31,
	2011	2010
	(in millions)

Raw materials, components and sub-assemblies	$139	$114
Work in process	153	130
Finished goods	60	59

Total	$352	$303

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation).

In addition, we test goodwill for our reporting units for impairment at least annually as of November 30. The accounting standard for goodwill also requires testing each reporting unit’s goodwill for impairment between

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

annual test dates if changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, the Company determined that it was necessary to test goodwill for impairment for the Government Services reporting unit for the reasons listed below.

•	continued decline in business volumes due to the accelerated pace of the drawdown of U.S. military forces from Iraq and Afghanistan occurring from 2011 to 2014,

•	recently not winning certain new business pursuits,

•	continued increased competition putting pressure on operating margins and cash flow, and

•	due to the DoD’s efficiency and affordability initiatives, resulting in a faster than expected transition to: (1) cost reimbursable type contracts from time-and-material type contracts, and (2) multiple-award contracts from single-award contracts, where several contractors compete for individual task orders.

The Company concluded that the Government Services reporting unit’s goodwill was not impaired based on the impairment test completed as of September 30, 2011. The Company did not test its other reporting units’ goodwill for impairment as it does not believe that there have been any events or changes in circumstances since November 30, 2010 that make it more likely than not that the fair value of those units have decreased below their carrying amount.

The table below presents the changes in goodwill applicable to the Company’s reporting units in each segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions(1)	3	—	2	12	17
Foreign currency translation adjustments(2)	1	—	(8)	(5)	(12)
Segment reclassification(3)	(5)	(94)	—	99	—

Balance at September 30, 2011	$867	$2,191	$1,166	$4,511	$8,735

(1)	The increase in goodwill for the Electronic Systems segment is primarily due to the acquisition of ComHouse. See Note 4 for further discussion regarding this acquisition.
(2)	The decrease in goodwill presented in the AM&M and Electronic Systems segments was due primarily to the strengthening of the U.S. dollar against the Canadian dollar during the year-to-date period ended September 30, 2011.
(3)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the quarter ended April 1, 2011.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 30, 2011				December 31, 2010
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$585	$237	$348	$584	$205	$379
Technology	11	147	84	63	145	72	73
Other	15	29	12	17	28	10	18

Total	21	$761	$333	$428	$757	$287	$470

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
	(in millions)

Amortization expense	$15	$18	$45	$45

Based on gross carrying amounts at September 30, 2011, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2011 through 2015 are presented in the table below.

	Year Ending December 31,
	2011	2012	2013	2014	2015
	(in millions)

Estimated amortization expense	$61	$54	$43	$44	$39

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 30,	December 31,
	2011	2010
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$23	$19
Accrued product warranty costs	88	86
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	74	93
Accrued interest	70	75
Deferred revenues	44	34
Other	90	82

Total other current liabilities	$389	$389

The table below presents the components of other liabilities.

	September 30,	December 31,
	2011	2010
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$280	$248
Deferred compensation	55	53
Accrued workers’ compensation	57	57
Estimated contingent purchase price payable for acquired businesses	9	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	4	6
Other	97	103

Total other liabilities	$512	$486

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 30,	September 24,
	2011	2010
	(in millions)

Accrued product warranty costs:(1)
Balance at January 1	$92	$99
Acquisitions during the period	—	1
Accruals for product warranties issued during the period	54	42
Foreign currency translation adjustments	—	(1)
Settlements made during the period	(54)	(47)

Balance at end of period	$92	$94

(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	September 30,	December 31,
	2011	2010
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	—
5 7/8% Senior Subordinated Notes due 2015	—	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	700

Principal amount of long-term debt	4,139	4,150
Less: Unamortized discounts	(13)	(13)

Carrying amount of long-term debt	4,126	4,137
Less: Current portion of long-term debt(3)	—	(11)

Carrying amount of long-term debt	$4,126	$4,126

(1)	The Company’s Revolving Credit Facility, which matures on October 23, 2012, provides for total aggregate borrowings of up to $1 billion. At September 30, 2011, available borrowings under the Revolving Credit Facility were $990 million after reductions for outstanding letters of credit of $10 million.
(2)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $117.35) of the then current conversion price (currently $97.79) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $97.79, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 1, 2011

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

was $65.98 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $5 million and $11 million for the third quarter periods ended September 30, 2011 and September 24, 2010, respectively and $17 million and $32 million for the year-to-date periods ended September 30, 2011 and September 24, 2010, respectively. The following table provides additional information about the Company’s CODES:

	September 30,	December 31,
	2011	2010
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component amortized through February 1, 2011	$—	$2
Net carrying amount of liability component	$689	$698

(3)	On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. At September 30, 2011 and December 31, 2010, the remaining $689 million principal amount of CODES are classified as long-term debt.

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

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
	(in millions)

Net income	$238	$241	$691	$694
Other comprehensive income (loss):
Foreign currency translation adjustments	(81)	44	(14)	(14)
Unrealized (losses) gains on hedging instruments(1)	(9)	1	(11)	2
Net gain from pension and postretirement benefit plans arising during the period	—	1	—	3
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	6	7	22	19

Total comprehensive income	154	294	688	704
Less: Comprehensive income attributable to noncontrolling interests	3	3	9	7

Comprehensive income attributable to L-3	$151	$291	$679	$697

(1)	Amounts are net of an income tax benefit of $5 million and $7 million for the quarterly and year-to-date periods ended September 30, 2011, respectively, and income taxes of $2 million for the year-to-date period ended September 24, 2010.
(2)	Amounts are net of income taxes of $4 million and $5 million for the quarterly periods ended September 30, 2011 and September 24, 2010, respectively, and $14 million and $12 million for the year-to-date periods ended September 30, 2011 and September 24, 2010, respectively. See Note 18.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2010 are open as of September 30, 2011. In the second quarter of 2011, the Company reached an agreement with the Internal Revenue Service in connection with the Company’s 2006 and 2007 U.S. Federal income tax returns. As a result of this agreement, the Company reversed previously accrued amounts relating to its provision for income taxes by $12 million. The statutes of limitations for these tax returns are expected to close in the fourth quarter of 2011. In addition, the Company has numerous state and foreign income tax return audits currently in process. As of September 30, 2011, the Company anticipates that unrecognized tax benefits will decrease by approximately $97 million over the next 12 months.

Non-current income taxes payable include accrued potential interest of $24 million ($14 million after income taxes) at September 30, 2011 and $22 million ($13 million after income taxes) at December 31, 2010, respectively, and potential penalties of $13 million at September 30, 2011 and December 31, 2010, respectively.

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
	(in millions, except per share data)

Reconciliation of net income:
Net income	$238	$241	$691	$694
Net income attributable to noncontrolling interests	(3)	(3)	(9)	(7)
Net income allocable to participating securities	—	(1)	(2)	(4)

Net income allocable to L-3 Holdings’ common shareholders	$235	$237	$680	$683

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	103.5	114.0	106.0	115.1

Basic earnings per share:
Net income	$2.27	$2.08	$6.42	$5.93

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	103.5	114.0	106.0	115.1
Assumed exercise of stock options	1.5	2.1	2.3	3.0
Unvested restricted stock awards	2.1	1.4	1.8	1.3
Employee stock purchase plan contributions	0.4	0.6	0.1	0.5
Performance unit awards	—	—	0.1	—
Assumed purchase of common shares for treasury	(2.7)	(3.4)	(3.1)	(3.9)
Assumed conversion of the CODES(1)	—	—	—	—

Common and potential common shares	104.8	114.7	107.2	116.0

Diluted earnings per share:
Net income	$2.24	$2.07	$6.34	$5.89

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter or year-to-date periods ended September 30, 2011 or September 24, 2010, respectively, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. The conversion price was $97.79 during the quarter ended September 30, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Excluded from the computations of diluted EPS are certain shares related to stock options, restricted stock and restricted stock units underlying employee stock-based compensation and employee stock purchase plan contributions of 3.3 million and 3.1 million for the quarter and year-to-date periods ended September 30, 2011, respectively, and 3.3 million and 2.7 million for the quarter and year-to-date periods ended September 24, 2010, respectively, because they were anti-dilutive.

13.	Equity

Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors, are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013. At September 30, 2011, the remaining dollar value under the $1.5 billion share repurchase program approved by L-3 Holdings’ Board of Directors on April 26, 2011 was $1,292 million. During the quarter ended September 30, 2011, L-3 Holdings utilized the remaining authorization under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010.

From October 1, 2011 through November 2, 2011, L-3 Holdings repurchased 1,261,766 shares of its common stock at an average price of $65.12 per share for an aggregate amount of $82 million.

On October 11, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on December 15, 2011 to shareholders of record at the close of business on November 17, 2011.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 30, 2011			December 31, 2010
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)

Assets
Cash equivalents	$193	$—	$—	$347	$—	$—
Derivatives (foreign currency forward contracts)	—	11	—	—	22	—

Total Assets	$193	$11	$—	$347	$22	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$11	$—	$—	$5	$—

(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.	Financial Instruments

At September 30, 2011 and December 31, 2010, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, senior subordinated notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the senior notes, senior subordinated notes and CODES are based on quoted prices for these securities. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Senior notes	$2,441	$2,543	$1,794	$1,810
Senior subordinated notes	996	1,020	1,645	1,691
CODES	689	654	698	701
Foreign currency forward contracts(1)	—	—	17	17

(1)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

16.	Derivative Financial Instruments

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 30, 2011:

Currency	Notional Amount
(in millions)

Canadian dollar	$205
U.S. dollar	74
British pound	37
Euro	29
Other	3

Total	$348

At September 30, 2011, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the unaudited condensed consolidated statements of operations.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	September 30, 2011				December 31, 2010
	Other		Other		Other		Other
	Current	Other	Current	Other	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3	$5	$8	$2	$11	$8	$2	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2	1	1	—	2	1	3	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$5	$6	$9	$2	$13	$9	$5	$—

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2011 and September 24, 2010. At September 30, 2011, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $5 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 30, 2011, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. The work was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. A third jury trial for this matter began on October 31, 2011, and the Company expects the jury to render a verdict by the end of 2011. Prior to the trial, the parties participated in court-ordered mediations, but such mediations were unsuccessful in resolving this matter. In connection with these mediations, Kalitta Air has claimed it may seek damages at the third trial of between $430 million and $900 million, including between $200 million and $240 million of pre-judgment interest. Kalitta Air has not yet presented its damages case in the trial that has now commenced. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of a finding against L-3. The Company believes that it has meritorious defenses to the claims asserted and the damages sought and intends to defend itself vigorously.

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

18.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)

Components of net periodic benefit cost:
Service cost	$24	$24	$80	$73	$1	$—	$4	$3
Interest cost	32	32	96	92	3	2	8	8
Expected return on plan assets	(34)	(28)	(104)	(84)	(1)	—	(2)	(1)
Amortization of prior service costs (credits)	—	1	—	3	—	—	(2)	(2)
Amortization of net losses (gains)	11	11	38	30	(1)	—	—	—
Curtailment gains	(2)	—	—	—	—	—	—	(2)

Net periodic benefit cost	$31	$40	$110	$114	$2	$2	$8	$6

Contributions. For the year ending December 31, 2011, the Company currently expects to contribute cash of approximately $176 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $148 million to its pension plans and $8 million to its postretirement benefit plans during the year-to-date period ended September 30, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

19.	Employee Stock-Based Compensation

During the year-to-date period ended September 30, 2011, the Company granted stock-based compensation awards under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

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

20.	Supplemental Cash Flow Information

	Year-to-Date Ended
	September 30,	September 24,
	2011	2010
	(in millions)

Interest paid on outstanding debt	$171	$173
Income tax payments	204	256
Income tax refunds	14	6

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

21.	Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010(1)	2011	2010(1)
	(in millions)

Net Sales:
C3ISR	$895	$797	$2,531	$2,397
Government Services	905	996	2,793	2,908
AM&M	671	772	1,975	2,316
Electronic Systems	1,401	1,379	4,125	4,141
Elimination of intercompany sales	(85)	(109)	(270)	(337)

Consolidated total	$3,787	$3,835	$11,154	$11,425

Operating Income:
C3ISR	$103	$84	$288	$289
Government Services	75	92	216	249
AM&M	61	54	183	172
Electronic Systems	167	207	513	579

Consolidated total	$406	$437	$1,200	$1,289

Depreciation and amortization:
C3ISR	$12	$12	$35	$33
Government Services	8	9	25	27
AM&M	4	5	13	14
Electronic Systems	34	36	108	96

Consolidated total	$58	$62	$181	$170

	September 30,	December 31,
	2011	2010(1)
	(in millions)

Total Assets:
C3ISR	$2,074	$2,049
Government Services	3,172	3,212
AM&M	2,039	1,962
Electronic Systems	7,836	7,677
Corporate	332	551

Consolidated total	$15,453	$15,451

(1)	As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, sales of $27 million and $90 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $20 million and $58 million were reclassified from the C3ISR segment to the Government Services segment for the quarter and year-to-date periods ended September 24, 2010, respectively. In addition, operating income of $2 million and $8 million was reclassified from the Government Services segment to the Electronic Systems segment for the quarter and year-to-date periods ended September 24, 2010 and operating income of $2 million and $4 million was reclassified from the C3ISR segment to the Government Services segment for the quarter and year-to-date periods ended September 24, 2010, respectively. At December 31, 2010, $129 million of assets were reclassified from the Government Services segment to the Electronic Systems segment and $19 million of assets were reclassified from the C3ISR segment to the Government Services segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Accounting Standards Issued and Not Yet Implemented

In June 2011, the FASB issued a revised accounting standard regarding the presentation of comprehensive income in financial statements that eliminates the option to present other comprehensive income (OCI) within the statement of equity. The revised standard requires net income, the components of other OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements, however, the FASB announced that it will issue an exposure draft shortly to defer this requirement and consider whether to require continuation of current disclosure requirements of such reclassifications in the notes to the financial statements. The revised standard is effective for the Company for periods beginning after December 15, 2011 and requires retrospective application for all periods presented, with early adoption permitted. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued a revised accounting standard allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard will be effective for annual and interim goodwill impairment tests performed after December 31, 2011, with early adoption permitted. The adoption of this standard is not expected to impact the Company’s financial position, results of operations or cash flows.

23.	Employee Severance and Termination Costs

The Company continues to complete employment reductions across several businesses to reduce both direct and indirect costs, including general and administrative and overhead. As a result of this initiative, the Company recorded a total of $17 million in employee severance and other related termination costs for approximately 700 employees, primarily in the Electronic Systems segment during the year ended December 31, 2010. The Company recorded $14 million in additional employee severance and other related termination costs for approximately 900 employees, primarily in the Electronic Systems segment, during the 2011 year-to-date period. At September 30, 2011, the remaining balance to be paid for this initiative was $7 million.

24.	Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

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
	(in millions)

Condensed Combining Balance Sheets:
At September 30, 2011:
Current assets:
Cash and cash equivalents	$—	$113	$3	$484	$(62)	$538
Billed receivables, net	—	330	632	226	—	1,188
Contracts in process	—	917	1,559	307	—	2,783
Other current assets	—	303	135	198	—	636

Total current assets	—	1,663	2,329	1,215	(62)	5,145
Goodwill	—	1,806	5,654	1,275	—	8,735
Other assets	—	676	709	188	—	1,573
Investment in and amounts due from consolidated subsidiaries	7,385	9,000	2,772	—	(19,157)	—

Total assets	$7,385	$13,145	$11,464	$2,678	$(19,219)	$15,453

Current liabilities	$—	$856	$1,358	$588	$(62)	$2,740
Amounts due to consolidated subsidiaries	—	—	—	433	(433)	—
Other long-term liabilities	—	1,467	233	100	—	1,800
Long-term debt	689	4,126	—	—	(689)	4,126

Total liabilities	689	6,449	1,591	1,121	(1,184)	8,666

L-3 shareholders’ equity	6,696	6,696	9,873	1,557	(18,126)	6,696
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,696	6,696	9,873	1,557	(18,035)	6,787

Total liabilities and equity	$7,385	$13,145	$11,464	$2,678	$(19,219)	$15,453

At December 31, 2010:
Current assets:
Cash and cash equivalents	$—	$257	$3	$482	$(135)	$607
Billed receivables, net	—	387	680	232	—	1,299
Contracts in process	—	801	1,525	222	—	2,548
Other current assets	—	295	161	168	—	624

Total current assets	—	1,740	2,369	1,104	(135)	5,078
Goodwill	—	1,796	5,653	1,281	—	8,730
Other assets	—	693	763	187	—	1,643
Investment in and amounts due from consolidated subsidiaries	7,462	8,973	2,356	—	(18,791)	—

Total assets	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

Current portion of long-term debt	$11	$11	$—	$—	$(11)	$11
Other current liabilities	—	898	1,388	571	(135)	2,722
Amounts due to consolidated subsidiaries	—	—	—	439	(439)	—
Other long-term liabilities	—	1,403	235	99	—	1,737
Long-term debt	687	4,126	—	—	(687)	4,126

Total liabilities	698	6,438	1,623	1,109	(1,272)	8,596

L-3 shareholders’ equity	6,764	6,764	9,518	1,463	(17,745)	6,764
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,764	6,764	9,518	1,463	(17,654)	6,855

Total liabilities and equity	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended September 30, 2011:
Net sales	$—	$916	$2,331	$628	$(88)	$3,787
Cost of sales	17	841	2,092	536	(105)	3,381

Operating (loss) income	(17)	75	239	92	17	406
Interest and other income (expense), net	—	31	(1)	1	(28)	3
Interest expense	5	57	27	1	(33)	57

(Loss) income before income taxes	(22)	49	211	92	22	352
(Benefit) provision for income taxes	(7)	16	68	30	7	114
Equity in net income of consolidated subsidiaries	250	202	—	—	(452)	—

Net income	235	235	143	62	(437)	238
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$235	$235	$143	$62	$(440)	$235

For the quarter ended September 24, 2010:
Net sales	$—	$806	$2,530	$567	$(68)	$3,835
Cost of sales	20	700	2,283	483	(88)	3,398

Operating (loss) income	(20)	106	247	84	20	437
Interest and other income (expense), net	—	31	(1)	1	(28)	3
Interest expense	12	64	27	1	(40)	64
Debt retirement charge	—	5	—	—	—	5

(Loss) income before income taxes	(32)	68	219	84	32	371
(Benefit) provision for income taxes	(11)	24	77	29	11	130
Equity in net income of consolidated subsidiaries	259	194	—	—	(453)	—

Net income	238	238	142	55	(432)	241
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$238	$238	$142	$55	$(435)	$238

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the year-to-date ended September 30, 2011:
Net sales	$—	$2,713	$6,838	$1,867	$(264)	$11,154
Cost of sales	51	2,422	6,185	1,611	(315)	9,954

Operating (loss) income	(51)	291	653	256	51	1,200
Interest and other income (expense), net	—	94	(2)	3	(85)	10
Interest expense	18	175	82	4	(103)	176
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(69)	192	569	255	69	1,016
(Benefit) provision for income taxes	(22)	61	182	82	22	325
Equity in net income of consolidated subsidiaries	729	551	—	—	(1,280)	—

Net income	682	682	387	173	(1,233)	691
Net income attributable to noncontrolling interests	—	—	—	—	9	9

Net income attributable to L-3	$682	$682	$387	$173	$(1,242)	$682

For the year-to-date ended September 24, 2010:
Net sales	$—	$2,445	$7,542	$1,646	$(208)	$11,425
Cost of sales	62	2,089	6,830	1,425	(270)	10,136

Operating (loss) income	(62)	356	712	221	62	1,289
Interest and other income, net	—	95	4	2	(86)	15
Interest expense	34	200	82	4	(120)	200
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(96)	233	634	219	96	1,086
(Benefit) provision for income taxes	(35)	84	229	79	35	392
Equity in net income of consolidated subsidiaries	748	538	—	—	(1,286)	—

Net income	687	687	405	140	(1,225)	694
Net income attributable to noncontrolling interests	—	—	—	—	7	7

Net income attributable to L-3	$687	$687	$405	$140	$(1,232)	$687

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year-to-date ended September 30, 2011:
Operating activities:
Net cash from operating activities	$954	$184	$716	$141	$(1,011)	$984

Investing activities:
Business acquisitions, net of cash acquired	—	(15)	—	—	—	(15)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	(54)	(53)	(15)	—	(122)

Net cash used in investing activities	(42)	(69)	(53)	(15)	42	(137)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes and CODES	(11)	(650)	—	—	—	(661)
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings common stock	(143)	—	—	—	—	(143)
Dividends paid to L-3 Holdings	—	(954)	—	—	954	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	657	(663)	(124)	130	42

Net cash used in financing activities	(912)	(259)	(663)	(124)	1,042	(916)

Net (decrease) increase in cash	—	(144)	—	2	73	(69)
Cash and cash equivalents, beginning of the period	—	257	3	482	(135)	607

Cash and cash equivalents, end of the period	$—	$113	$3	$484	$(62)	$538

For the year-to-date ended September 24, 2010:
Operating activities:
Net cash from operating activities	$608	$119	$692	$196	$(631)	$984

Investing activities:
Business acquisitions, net of cash acquired	—	(710)	—	—	—	(710)
Investment in consolidated subsidiaries	(93)	—	—	—	93	—
Other investing activities	—	(42)	(63)	(4)	—	(109)

Net cash used in investing activities	(93)	(752)	(63)	(4)	93	(819)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(800)	—	—	—	(800)
Common stock repurchased	(469)	—	—	—	—	(469)
Dividends paid on L-3 Holdings common stock	(139)	—	—	—	—	(139)
Dividends paid to L-3 Holdings	—	(608)	—	—	608	—
Investments from L-3 Holdings	—	93	—	—	(93)	—
Other financing activities	93	601	(629)	(79)	103	89

Net cash (used in) from financing activities	(515)	83	(629)	(79)	618	(522)

Effect of foreign currency exchange rate changes on cash	—	—	—	(9)	—	(9)

Net (decrease) increase in cash	—	(550)	—	104	80	(366)
Cash and cash equivalents, beginning of the period	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the period	$—	$247	$4	$468	$(69)	$650

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 29 to 44, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 28. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 29 – 30
Industry Considerations	Pages 30 – 31
Key Performance Measures	Pages 31 – 32
Announced Spin-off	Page 32
Other Events	Pages 32 – 33
Business Acquisitions and Business and Product Line Dispositions	Page 33
Critical Accounting Policies — Goodwill and Identifiable Intangible Assets	Pages 33 – 34
Results of Operations, including business segments	Pages 34 – 40
Liquidity and Capital Resources:
Anticipated Sources and Uses of Cash Flow	Page 40
Balance Sheet	Pages 40 – 42
Statement of Cash Flows	Pages 42 – 44
Legal Proceedings and Contingencies	Page 44

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

Industry Considerations

As described above, sales to the DoD represented approximately 76% of our total sales for 2010. Between fiscal year 2001 and fiscal year 2010, the DoD budget authorization, including wartime funding for Overseas Contingency Operations (OCO) has had a compound annual growth rate of 9%. While we believe the U.S. Government will continue to place a high priority on national security, based on the current annual DoD budget projections, future DoD base budgets will grow at a slower rate compared to the recent past and OCO appropriations will decline. Mounting pressure for U.S. Government deficit reduction and reduced national spending has created an environment where national security spending is being closely examined. President Obama signed the fiscal year 2011 appropriations bill legislated by Congress to fund the federal government for the remainder of fiscal year 2011. The appropriation provided was for a DoD base budget of $531 billion and a $158 billion budget for OCO. The fiscal year 2011 appropriation represents a $3 billion, or 1%, increase over the fiscal year 2010 DoD base budget, but was $18 billion, or 3%, below the base budget requested by the Obama Administration of $549 billion. The fiscal year 2011 OCO appropriation of $158 billion, represents a decrease of $4 billion, or 2%, compared to the fiscal year 2010 OCO appropriation.

The fiscal year 2012 DoD base budget request of $553 billion was submitted by the Obama Administration to Congress on February 14, 2011 and included former Secretary Gates’ January 6, 2011 defense budget outlook in which he identified $78 billion in DoD reductions for the five year fiscal period of 2012 to 2016 compared to the same period in the fiscal year 2011 request. The fiscal year 2012 budget request shows average nominal growth in the base budget for fiscal years 2012 to 2016 of 2.2% compared to the fiscal year 2011 request. The fiscal year 2012 budget request also includes $118 billion of supplemental appropriations for OCO, which is $41 billion lower than the OCO request for fiscal year 2011 of $159 billion, due primarily to the planned draw down of U.S. military forces from Iraq by December 31, 2011. The actual OCO budget for fiscal year 2010 was $162 billion. The President’s budget request uses an annual OCO placeholder of $50 billion for fiscal year 2013 to fiscal year 2016. We expect OCO appropriations to continue to decline for the foreseeable future due to the planned withdrawal of all of U.S. military forces from Iraq by December 31, 2011 and from Afghanistan through 2014. Although we cannot predict the timing, size or nature of the declines in OCO appropriations, such declines will negatively impact volumes on our revenue arrangements related to supporting U.S. military operations in Iraq and Afghanistan, and, consequently, our sales, results of operations and cash flows will be negatively impacted in future periods.

In April 2011, President Obama announced a plan to reduce U.S. Federal deficits by $4 trillion over the next 12 years by combining cuts in military and domestic spending with higher taxes. Part of the President’s plan to reduce the federal deficits includes reducing projected U.S. security spending including DoD base budgets by $400 billion for the fiscal years 2012 through 2023. In connection with this announced plan, the DoD will conduct a fundamental review of U.S. Military missions and capabilities, and President Obama is expected to make specific decisions about defense spending cuts after this review is completed.

In August 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”). The BCA immediately imposes spending caps that contain approximately $300 billion in reductions to the projected DoD base budgets over the next ten years (fiscal years 2012-2021). The BCA also raised the U.S. Federal Government’s borrowing limit while reducing projected government spending over the next 10 fiscal years 2012 to 2021. It also established a bipartisan, Congressional, joint select committee on deficit reduction, sometimes referred to as the Joint Super Committee, which is charged with recommending legislation by November 23, 2011 that would result in spending and revenue changes that would reduce net U.S. Federal government spending deficits by at least $1.2 trillion over the next 10 years.

If the Joint Super Committee fails to recommend legislation, or the Congress fails to approve that legislation by December 23, 2011, or the President fails to sign that legislation into law, then an automatic sequestration process would be triggered, which would make up any shortfall necessary to achieve the $1.2 trillion target. Under the BCA, 50% of any shortfall would automatically be applied as a reduction to the discretionary appropriations for national defense programs and 50% to other domestic programs commencing in 2013. In early 2012, the DoD is expected to complete the review of U.S. military missions and capabilities that President Obama announced in April 2011, and it is expected that such review will provide guidance for the DoD budget reductions mandated by the BCA. Although we currently cannot predict the timing, size or nature of these proposed cuts, if they do occur and if they affect funding for our revenue arrangements, we expect that such budget reductions will negatively impact our sales, results of operations and cash flows in future periods.

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

Sales Trend. Sales growth for the year ended December 31, 2010 was 0.4%, comprised of sales growth from business acquisitions, net of divestitures, of 1.3%, partially offset by an organic sales decline of 0.9%. For the quarter ended September 30, 2011 (2011 Third Quarter), consolidated net sales of $3,787 million declined by 1.3%, comprised of an organic sales decline of 2.1%, partially offset by net sales from acquisitions of $33 million or 0.8%, compared to the quarter ended September 24, 2010 (2010 Third Quarter). For the year-to-date period ended September 30, 2011 (2011 Year-to-Date Period), consolidated net sales of $11,154 million declined by 2.4%, comprised of an organic sales decline of 3.7%, partially offset by net sales from acquisitions of $147 million or 1.3%, compared to the year-to-date period ended September 24, 2010 (2010 Year-to-Date Period).

For the year ended December 31, 2010, our largest contract (revenue arrangement) in terms of annual sales was the Army Fleet Support contract with the U.S. Army Aviation and Missile Command, which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2010 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract, assuming the exercise of the first of two one-year options remaining, expires on September 30, 2012. The formal proposal is expected to be submitted in early November 2011 for the contract re-competition and we anticipate the award will occur in August 2012.

The Special Operations Forces Support Activity (SOFSA) contract, which is included in our AM&M segment, generated $106 million and $304 million of sales for the 2010 Third Quarter and 2010 Year-to-Date Period, respectively, and was our fourth largest contract in terms of annual sales in 2010. In June 2010, the follow-on contract was awarded to another contractor and the transition to the successor contractor ended in October 2010.

Operating Income Trend. Operating income for the 2011 Third Quarter was $406 million, a decrease of 7% from $437 million for the 2010 Third Quarter. Our consolidated operating margin was 10.7% for the 2011 Third Quarter, a decrease of 70 basis points from 11.4% for the 2010 Third Quarter. Operating income for the 2011 Year-to-Date Period was $1,200 million, a decrease of 7% from $1,289 million for the 2010 Year-to-Date Period. Our consolidated operating margin was 10.8% for the 2011 Year-to-Date Period, a decrease of 50 basis points from 11.3% for the 2010 Year-to-Date Period.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. However, our 2011 Third Quarter and Year-to-Date Period operating margin was lower than the prior year comparative periods and we expect our 2011 annual operating margin to decline as compared to 2010. While we are taking actions to increase operating margins, we may not be able to do so in the future. Furthermore, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. Changes in the competitive environment and our consolidated sales levels could also result in lower operating margin.

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

Under the plan, the new, public company will be named Engility and will include the systems engineering and technical assistance (SETA), training and operational support services businesses that are currently part of L-3’s Government Services segment. For the 2011 Year-to-Date Period, the businesses that will comprise Engility had sales of approximately $1.6 billion, or 56% of total Government Services net sales, and operating income of approximately $141 million, or 65% of total Government Services operating income. The businesses that will comprise Engility currently have approximately 10,000 employees.

L-3 will retain the cyber, intelligence and security solutions businesses that are also part of L-3’s Government Services segment. The Government Services segment will be renamed National Security Solutions upon completion of the transaction, and will continue to leverage synergies across L-3 to develop unique solutions to address growing challenges for our DoD, intelligence and global security customers. For the 2011 Year-to-Date Period, L-3’s cyber, intelligence and security solutions businesses had sales of approximately $1.2 billion, or 44% of total Government Services net sales, and operating income of approximately $75 million, or 35% of total Government Services operating income.

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

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2010. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisition and product line disposition completed during the 2011 Year-to-Date Period. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. We may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

Critical Accounting Policies — Goodwill and Identifiable Intangible Assets

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

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standard for goodwill, we test goodwill for our reporting units for impairment at least annually as of November 30. The accounting standard for goodwill also requires testing each reporting unit’s goodwill for impairment between annual test dates if changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, we determined that it was necessary for us to test goodwill for impairment for our Government Services reporting unit for the reasons listed below.

•	continued decline in business volumes due to the accelerated pace of the drawdown of U.S. military forces from Iraq and Afghanistan occurring from 2011 to 2014,

•	recently not winning certain new business pursuits,

•	continued increased competition putting pressure on operating margins and cash flow, and

•	due to the DoD’s efficiency and affordability initiatives, resulting in a faster than expected transition to: (1) cost reimbursable type contracts from time-and-material type contracts, and (2) multiple-award contracts from single-award contracts, where several contractors compete for individual task orders.

We did not test our other reporting units’ goodwill for impairment as we do not believe that there have been any events or changes in circumstances since November 30, 2010, that make it more likely than not that the fair value of those units have decreased below their carrying amount.

The more significant assumptions used in our discounted cash flow (DCF) valuation to determine the fair value of the Government Services reporting unit in connection with the goodwill valuation assessment we completed as of September 30, 2011, were: (1) a three-year cash flow projection, which is based primarily on our estimates of future sales, operating income, and working capital requirements, (2) the expected long-term growth rate, and (3) the risk adjusted discount rate, including the estimated risk-free rate of return, that is used to discount future cash flow projections to their present values. There were no significant changes to the underlying methods used in the current DCF valuation as compared to the methods used in the DCF valuation completed for the November 30, 2010 goodwill impairment assessment.

The risk adjusted discount rate that represents our estimated weighted-average cost of capital (WACC) was 6.3% for the 2012 to 2016 period and 7.7% after 2016 at the date of the impairment test (September 30, 2011). The WACC is comprised of (1) an estimated required rate of return on equity, based on publicly traded companies with business characteristics comparable to the Government Services reporting unit, including a risk free rate of return (i.e. prevailing market yield on the 30 year U.S. Treasury Bond as of September 30, 2011) and an equity risk premium of 5%, and (2) the current after-tax market rate of return on L-3’s debt, each weighted by the average relative market value percentages of L-3’s equity and debt.

The current DCF valuation assumed that the Government Services reporting unit cash flow will decrease at an annual compounded rate of 17% from 2011 to 2014. In addition, the current DCF valuation assumed that cash flows will grow 1% after 2014.

The table below presents the: (1) risk adjusted discount rates, (2) estimated annual cash flow growth rates for 2008 to 2010, (3) estimated 2011 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount for the Government Services reporting unit:

	Risk Adjusted		Estimated Annual Cash Flow
	Discount Rates(1)		Percentage Change(2)				Estimated
						3 Year	2011	Goodwill	Excess
Reporting Unit	2012-2016	After 2016	2008	2009	2010	Average	Cash Flows(2)	Balance(3)	Fair Value(4)
							(in millions)%			$

Government Services	6.3%	7.7%	23%	(40)%	8%	(3)%	$303	$2,191	10%	$294

(1)	An increase of 10 basis points in the risk adjusted discount rates would reduce the fair value of the Government Services reporting unit by $40 million. Therefore, assuming all other assumptions remain the same, an 80 basis point increase in the risk adjusted discount rate would reduce the excess fair value below the carrying value of the reporting unit, which would require us to perform the second step of the goodwill impairment assessment.

(2)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(3)	The goodwill balance is as of September 30, 2011, our goodwill impairment testing date.

(4)	The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

As noted above, the expected future cash flow growth rates for each of our reporting units are primarily based on our estimates of future sales, operating income, and working capital changes. The Government Services reporting unit is substantially dependent upon the DoD budget and spending. The DoD budget could be negatively affected by several factors, including, but not limited to, U.S. Government budget deficits and the federal debt. Moreover, consistent with our discussion of industry considerations under “Overview and Outlook” beginning on page 29, we anticipate that future DoD budgets will be negatively impacted by mounting pressure for U.S. Government fiscal deficit reduction and the BCA, and the expectation that future OCO appropriations will decline in accordance with the currently planned drawdown of U.S. military forces from Iraq and Afghanistan through fiscal year 2014, with complete U.S. military forces drawn down from Iraq by December 31, 2011. Therefore, our current estimates and assumptions may not result in the projected cash flow outcomes due to a number of factors, including an economic environment that is more challenging than we anticipate, U.S. Government efforts to reduce budget deficits, and DoD priority shifts that do not match the reporting unit’s core competencies. Conversely, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows, such as reducing administrative and other overhead costs or pursuing incremental targeted growth opportunities. Additionally, the DCF valuation does not assume future business acquisitions or divestitures, nor does the DCF valuation for the Government Services reporting unit consider the impact of the planned spin-off of Engility.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our 2011 business acquisition and Note 4 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for a discussion of our 2010 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2011 Third Quarter compared with the 2010 Third Quarter and the 2011 Year-to-Date Period compared with the 2010 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 30,	September 24,	Increase/		September 30,	September 24,	Increase/
(in millions, except per share data)	2011	2010	(decrease)		2011	2010	(decrease)

Net sales	$3,787	$3,835	$(48)		$11,154	$11,425	$(271)
Operating income	$406	$437	$(31)		$1,200	$1,289	$(89)
Operating margin	10.7%	11.4%	(70)	bpts	10.8%	11.3%	(50)	bpts
Net interest expense and other income	$54	$66	$(12)		$184	$203	$(19)
Effective income tax rate	32.4%	35.0%	(260)	bpts	32.0%	36.1%	(410)	bpts
Net income attributable to L-3	$235	$238	$(3)		$682	$687	$(5)
Diluted earnings per share	$2.24	$2.07	$0.17		$6.34	$5.89	$0.45
Diluted weighted average common shares outstanding	104.8	114.7	(9.9)		107.2	116.0	(8.8)

Net Sales: For the 2011 Third Quarter, consolidated net sales decreased by 1% as compared to the 2010 Third Quarter. Lower sales from the Government Services and AM&M segments were partially offset by sales growth from the C3ISR and Electronic Systems segments. Acquired businesses, which are all included in the Electronics Systems segment, added $33 million to net sales in the 2011 Third Quarter.

Sales from services, which include services performed by businesses primarily in our Government Services, AM&M and C3ISR segments, as well as marine services, simulation & training, and maintenance for security and detection systems within our Electronic Systems segment, decreased by $135 million to $1,931 million, representing approximately 51% of consolidated net sales for the 2011 Third Quarter, compared to $2,066 million, or approximately 54% of consolidated net sales for the 2010 Third Quarter. Sales from services decreased primarily due to the loss of the SOFSA and Afghanistan Ministry of Defense (MoD) support contracts in 2010, lower linguist services and training and logistics support services for the U.S. Army as the drawdown of U.S. military forces from Iraq continued and reduced subcontractor pass-through sales related to U.S. Army systems and software engineering services (SSES). These decreases were partially offset by increased contractor logistics support (CLS) services for U.S. Army C-12 aircraft.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, increased by $87 million to $1,856 million, representing approximately 49% of consolidated net sales for the 2011 Third Quarter, compared to $1,769 million, or approximately 46% of consolidated net sales for the 2010 Third Quarter. The increase in product sales was primarily due to sales from acquired businesses and organic sales growth primarily for networked communications, international airborne ISR platforms, electro-optic/infrared (EO/IR) products and commercial shipbuilding products. These increases were partially offset by sales volume declines primarily for Joint Cargo Aircraft (JCA), night vision products, simulation & training devices and combat propulsion systems.

For the 2011 Year-to-Date Period, consolidated net sales decreased by 2% as compared to the 2010 Year-to-Date Period. Lower sales from the AM&M, Government Services and Electronic Systems segments were partially offset by sales growth from the C3ISR segment and additional days in the 2011 Year-to-Date Period. Acquired businesses, which are all included in the Electronics Systems segment, contributed $147 million to net sales in the 2011 Year-to-Date Period.

Sales from services decreased by $340 million to $5,681 million, representing approximately 51% of consolidated net sales for the 2011 Year-to-Date Period, compared to $6,021 million, or approximately 53% of consolidated net sales for the 2010 Year-to-Date Period. Additional days in the 2011 Year-to-Date Period compared to the 2010 Year-to-Date Period increased sales from services by approximately $83 million. Excluding the impact of the additional days, sales from services decreased by approximately $423 million, primarily due to trends similar to the 2011 Third Quarter.

Sales from products increased by $69 million to $5,473 million, representing approximately 49% of consolidated net sales for the 2011 Year-to-Date Period, compared to $5,404 million for the 2010 Year-to-Date Period, or approximately 47% of consolidated net sales for the 2010 Year-to-Date Period. The increase in product sales was primarily due to sales from acquired businesses and organic sales growth primarily for networked communications and EO/IR products. These increases were partially offset by sales volume declines primarily for JCA, night vision products, satellite communications systems and related power devices and amplifiers, the Prophet program, simulation & training devices, and combat propulsion systems.

See the segment results below for additional discussion of our sales.

Operating income and operating margin: Consolidated operating income for the 2011 Third Quarter decreased by 7% compared to the 2010 Third Quarter. Operating margin decreased by 70 basis points to 10.7% for the 2011 Third Quarter compared to 11.4% for the 2010 Third Quarter. Lower operating margins in the Government Services and Electronic Systems segments were partially offset by higher operating margins for the C3ISR and AM&M segments.

Consolidated operating income for the 2011 Year-to-Date Period decreased by 7% compared to the 2010 Year-to-Date Period. Operating margin decreased by 50 basis points to 10.8% for the 2011 Year-to-Date Period compared to 11.3% for the 2010 Year-to-Date Period. Lower operating margins in the C3ISR, Government Services and the Electronic Systems segments were partially offset by higher operating margins for the AM&M segment.

See the segment results below for additional discussion of our operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $12 million for the 2011 Third Quarter compared to the same period last year. The decrease was due primarily to lower amortization of bond discounts and lower interest expense as a result of recent debt refinancings. The 2010 Third Quarter includes a $5 million ($3 million after income taxes, or $0.03 per diluted share) debt retirement charge.

Net interest expense and other income decreased by $19 million for the 2011 Year-to-Date Period compared to the same period last year. The decrease was primarily due to lower amortization of bond discounts and lower interest expense as a result of recent debt financings. The 2011 and 2010 Year-to-Date Periods each include an $18 million debt retirement charge.

Effective income tax rate: The effective tax rate for the 2011 Third Quarter decreased by 260 basis points compared to the same period last year. This decrease was primarily due to a larger portion of earnings in foreign jurisdictions with lower tax rates compared to the 2010 Third Quarter and the reenactment of the U.S. Federal research and experimentation tax credit.

The effective tax rate for the 2011 Year-to-Date Period decreased by 410 basis points compared to the same period last year. This decrease was primarily due to: (1) $12 million, or $0.11 per diluted share, for the reversal of previously accrued amounts primarily related to the 2006 and 2007 U.S. Federal income tax returns, (2) a larger portion of earnings in foreign jurisdictions with lower tax rates compared to the 2010 Year-to-Date Period, (3) the reenactment of the U.S. Federal research and experimentation tax credit, and (4) a 2010 Year-to-Date Period tax provision of $5 million, or $0.04 per diluted share, related to the unfavorable tax treatment of the U.S. Federal Patient Protection and Affordable Care Act that did not recur.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2011 Third Quarter decreased by $3 million, or 1%, compared to the 2010 Third Quarter, and diluted EPS increased 8% to $2.24 from $2.07.

Net income attributable to L-3 in the 2011 Year-to-Date Period decreased by $5 million, or 1%, compared to the 2010 Year-to-Date Period, and diluted EPS increased 8% to $6.34 from $5.89.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2011 Third Quarter and the 2011 Year-to-Date Period declined by 9% and 8%, respectively. The decrease was due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010(1)	2011	2010(1)
	(dollars in millions)

Net sales:(2)
C3ISR	$892.2	$790.6	$2,522.2	$2,356.2
Government Services	904.1	994.3	2,789.2	2,902.0
AM&M	622.7	707.4	1,825.4	2,119.7
Electronic Systems	1,368.5	1,343.3	4,017.3	4,047.5

Consolidated net sales	$3,787.5	$3,835.6	$11,154.1	$11,425.4

Operating income:
C3ISR	$103.5	$84.4	$288.5	$289.4
Government Services	74.3	92.5	215.7	249.2
AM&M	61.5	54.3	183.5	171.7
Electronic Systems	166.9	206.2	512.4	578.6

Consolidated operating income	$406.2	$437.4	$1,200.1	$1,288.9

Operating margin:
C3ISR	11.6%	10.7%	11.4%	12.3%
Government Services	8.2%	9.3%	7.7%	8.6%
AM&M	9.9%	7.7%	10.1%	8.1%
Electronic Systems	12.2%	15.4%	12.8%	14.3%
Consolidated operating margin	10.7%	11.4%	10.8%	11.3%

(1)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $25 million and $88 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $19 million and $56 million were reclassified from the C3ISR segment to the Government Services segment for the 2010 Third Quarter and 2010 Year-to-Date Periods, respectively. In addition, operating income of $2 million and $8 million was reclassified from the Government Services segment to the Electronic Systems segment and operating income of $2 million and $4 million was reclassified from the C3ISR segment to the Government Services segment for the 2010 Third Quarter and 2010 Year-to-Date Period, respectively.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Third Quarter Ended				Year-to-Date Ended
	September 30,	September 24,			September 30,	September 24,	Increase/
	2011	2010	Increase		2011	2010	(decrease)
	(dollars in millions)

Net sales	$892.2	$790.6	$101.6		$2,522.2	$2,356.2	$166.0
Operating income	$103.5	$84.4	$19.1		$288.5	$289.4	$(0.9)
Operating margin	11.6%	10.7%	90	bpts	11.4%	12.3%	(90)	bpts

C3ISR net sales for the 2011 Third Quarter increased by 13% compared to the 2010 Third Quarter primarily due to increased volume and new business for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services to the DoD, and international airborne ISR platforms.

C3ISR operating income for the 2011 Third Quarter increased by 23% compared to the 2010 Third Quarter. Operating margin increased by 90 basis points. Improved efficiencies for airborne ISR logistics support and fleet management services and higher sales volume increased operating margin by 130 basis points. These increases were partially offset by unfavorable contract performance on a networked communications contract for the U.S. Navy, which reduced operating margin by 40 basis points.

C3ISR net sales for the 2011 Year-to-Date Period increased by 7% compared to the 2010 Year-to-Date Period primarily due to increased volume and new business for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services to the DoD, and international airborne ISR platforms. These increases were partially offset primarily by lower sales for airborne ISR platforms to the DoD and force protection products to foreign ministries of defense.

C3ISR operating income for the 2011 Year-to-Date Period was unchanged compared to the 2010 Year-to-Date Period. Operating margin decreased by 90 basis points due to lower margin sales mix, unfavorable contract performance on a networked communications contract for the U.S. Navy and a $6 million loss on a contract termination recorded in the 2011 Year-to-Date Period.

Government Services

	Third Quarter Ended				Year-to-Date Ended
	September 30,	September 24,			September 30,	September 24,
	2011	2010	Decrease		2011	2010	Decrease
	(dollars in millions)

Net sales	$904.1	$994.3	$(90.2)		$2,789.2	$2,902.0	$(112.8)
Operating income	$74.3	$92.5	$(18.2)		$215.7	$249.2	$(33.5)
Operating margin	8.2%	9.3%	(110)	bpts	7.7%	8.6%	(90)	bpts

Government Services net sales for the 2011 Third Quarter decreased by 9% compared to the 2010 Third Quarter. The decrease in sales was due to: (1) $40 million related to the loss of an Afghanistan MoD support contract and a Federal Aviation Administration Information Technology (IT) support services contract, (2) $37 million in lower linguist services and training and logistics support services for the U.S. Army as the drawdown of U.S. military forces from Iraq continues, (3) $15 million in reduced pass-through subcontractor sales related to SSES, (4) $11 million for completed contracts primarily the SBInet program for the U.S. Department of Homeland Security, and (5) $11 million for IT support services for the U.S. Special Operations Command due to fewer task orders received because of more competitors on the current contract. These decreases were partially offset by $24 million in higher sales due to increased demand for intelligence and information technology support services for U.S. Government agencies.

Government Services operating income for the 2011 Third Quarter decreased by 20% compared to the 2010 Third Quarter. Operating margin decreased by 110 basis points. Lower contract profit rates on select new business and re-competitions of existing business due to competitive price pressures and higher business development costs for the cyber security business decreased operating margin 120 basis points. Transaction costs of $4 million for the Engility spin-off reduced operating margin by 40 basis points. These decreases were partially offset by the timing of semi-annual award fees awarded by the customer in the 2011 Third Quarter for select intelligence and information technology support services contracts, which increased operating margin by 50 basis points.

Government Services net sales for the 2011 Year-to-Date Period decreased by 4% compared to the 2010 Year-to-Date Period. Additional days in the 2011 Year-to-Date Period as compared to the 2010 Year-to-Date Period increased sales by approximately $60 million. Excluding the impact of the additional days, sales decreased by approximately $173 million, or 6%, due to trends similar to the 2011 Third Quarter. Specifically, sales declined by $78 million due to the loss of the Afghanistan MoD support contract and $68 million due to lower SSES subcontractor pass-through volume.

Government Services operating income for the 2011 Year-to-Date Period decreased by 13% compared to the 2010 Year-to-Date Period. Operating margin decreased by 90 basis points due to reasons similar to the 2011 Third Quarter.

Aircraft Modernization and Maintenance (AM&M)

	Third Quarter Ended				Year-to-Date Ended
	September 30,	September 24,	Increase/		September 30,	September 24,	Increase/
	2011	2010	(decrease)		2011	2010	(decrease)
	(dollars in millions)

Net sales	$622.7	$707.4	$(84.7)		$1,825.4	$2,119.7	$(294.3)
Operating income	$61.5	$54.3	$7.2		$183.5	$171.7	$11.8
Operating margin	9.9%	7.7%	220	bpts	10.1%	8.1%	200	bpts

AM&M net sales for the 2011 Third Quarter decreased by 12% compared to the 2010 Third Quarter. The decrease was primarily due to: (1) $106 million from the SOFSA contract loss in June 2010, and (2) $25 million due to lower JCA volume. These decreases were partially offset by $46 million of higher sales primarily for increased CLS services for a new U.S. Army C-12 aircraft contract, which was competitively won in November 2010.

AM&M operating income for the 2011 Third Quarter increased by 13% compared to the 2010 Third Quarter. Operating margin increased by 220 basis points. The increase in operating margin was due to: (1) 120 basis points because of the sales decline on the lower margin SOFSA contract, (2) 100 basis points as a result of improved contract performance, primarily for rotary wing cabin assemblies and special mission aircraft modernizations, and (3) 40 basis points from lower costs for CLS services. These margin increases were partially offset by 40 basis points primarily due to higher costs related to JCA.

AM&M net sales for the 2011 Year-to-Date Period decreased by 14% compared to the 2010 Year-to-Date Period. Additional days in the 2011 Year-to-Date Period as compared to the 2010 Year-to-Date Period increased sales by $23 million. Excluding the impact of the additional days, sales decreased by $317 million, or 15%. The decrease was primarily the result of $304 million from the SOFSA contract loss and $58 million from lower JCA volume, partially offset by increased CLS services for C-12 aircraft.

AM&M operating income for the 2011 Year-to-Date Period increased by 7% compared to the 2010 Year-to-Date Period. Operating margin increased by 200 basis points, of which 150 basis points were primarily due to reasons similar to the 2011 Third Quarter and 50 basis points due to a 2011 first quarter favorable price adjustment of $10 million for an international aircraft modernization contract.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 30,	September 24,	Increase/		September 30,	September 24,
	2011	2010	decrease		2011	2010	Decrease
	(dollars in millions)

Net sales	$1,368.5	$1,343.3	$25.2		$4,017.3	$4,047.5	$(30.2)
Operating income	$166.9	$206.2	$(39.3)		$512.4	$578.6	$(66.2)
Operating margin	12.2%	15.4%	(320)	bpts	12.8%	14.3%	(150)	bpts

Electronic Systems net sales for the 2011 Third Quarter increased by 2% compared to the 2010 Third Quarter. Sales from acquired businesses added $33 million to net sales. Volume increases on existing contracts primarily for EO/IR products to the U.S. Army and new business for commercial shipbuilding products increased sales by $48 million. These increases were partially offset by $56 million of lower sales due to: (1) $29 million for warrior systems due to lower shipments of night vision products, (2) $18 million for simulation & training devices due primarily to declining production volumes on the F-22, Aviation Combined Arms Tactical Trainer (AVCATT) and F-18 programs, and (3) $9 million for combat propulsion systems due primarily to lower volume for Bradley Fighting Vehicle transmissions, M-1 Abrams tank engines and spare parts.

Electronic Systems operating income for the 2011 Third Quarter decreased by 19% compared to the 2010 Third Quarter. Operating margin declined by 320 basis points due to: (1) unfavorable contract performance and lower sales primarily for warrior systems, simulation & training and combat propulsion systems which, together, reduced operating margin by 250 basis points, (2) a favorable contract modification of $5 million for precision engagement in 2010 that did not recur, which reduced operating margin by 50 basis points, and (3) lower manufacturing yields for power devices for satellite communication systems, which reduced operating margin by 20 basis points.

Electronic Systems net sales for the 2011 Year-to-Date Period decreased by 1% compared to the 2010 Year-to-Date Period. Sales declined by $255 million, reflecting lower sales volume of: (1) $71 million for warrior systems, (2) $62 million for microwave products due to reduced deliveries of mobile satellite communications systems and related power devices and amplifiers, and lower volume related to the Prophet program, (3) $62 million for simulation & training devices due to declining production volumes on the F-22, AVCATT and F-18 programs and the delay of a foreign maritime simulation contract, and (4) $60 million for combat propulsion systems due primarily to reduced DoD funding for Bradley Fighting Vehicles. These decreases were partially offset by sales from acquired businesses of $147 million, and volume increases of $78 million primarily for EO/IR.

Electronic Systems operating income for the 2011 Year-to-Date Period decreased by 11% compared to the 2010 Year-to-Date Period. Operating margin decreased by 150 basis points of which 190 basis points was primarily due to reasons similar to the 2011 Third Quarter. Additionally, the decrease in operating margin was partially offset by 40 basis points due primarily to increased EO/IR sales volume.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 30, 2011, we had total cash and cash equivalents of $538 million as compared to $607 million at December 31, 2010. While no amounts of the cash and cash equivalents are considered restricted, $415 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $984 million of cash from operating activities during the 2011 Year-to-Date Period.

At September 30, 2011, we also had $990 million of borrowings available under our Revolving Credit Facility, after reductions of $10 million for outstanding letters of credit, subject to certain conditions. Our Revolving Credit Facility expires on October 23, 2012. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our debt refinancing activities during the 2011 Year-to-Date Period, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities-Debt” on page 42.

Balance Sheet

Billed receivables decreased by $111 million to $1,188 million at September 30, 2011, from $1,299 million at December 31, 2010 primarily due to: (1) lower sales primarily for government services, microwave products and warrior systems and (2) the timing of billings and collections primarily for networked communications, power and control systems, and undersea warfare. These decreases were partially offset by higher sales of EO/IR products and timing of milestone billings for airborne ISR services.

Contracts in process increased by $235 million to $2,783 million at September 30, 2011, from $2,548 million at December 31, 2010. The increase included $4 million primarily for reclassification adjustments and a $231 million increase from:

•	Increases of $87 million in unbilled contract receivables primarily due to sales exceeding billings for networked communication systems and CLS services primarily for U.S. Army C-12 aircraft, partially offset by decreases due to billings for airborne ISR services and lower sales for combat propulsion systems; and

•	Increases of $144 million in inventoried contract costs across several business areas, primarily CLS services for U.S. Army C-12 aircraft, EO/IR products and microwave products to support current and anticipated customer demand.

L-3’s receivables days sales outstanding (DSO) was 73 at September 30, 2011, compared with 70 at December 31, 2010 and 69 at September 24, 2010. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (371 days at September 30, 2011, 365 days at December 31, 2010 and 364 days at September 24, 2010). Our trailing 12 month pro forma sales were $15,421 million at September 30, 2011, $15,850 million at December 31, 2010 and $15,816 million at September 24, 2010.

The increase in inventories was primarily due to higher inventory for commercial ship building products to support customer demand and warrior systems due to the timing of product shipments.

Goodwill increased by $5 million to $8,735 million at September 30, 2011 from $8,730 million at December 31, 2010. The table below presents the changes in goodwill applicable to our reporting units in each segment.

		Government		Electronic	Consolidated
	C3ISR	Services	AM&M	Systems	Total
	(in millions)

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions(1)	3	—	2	12	17
Foreign currency translation adjustments(2)	1	—	(8)	(5)	(12)
Segment reclassification(3)	(5)	(94)	—	99	—

Balance at September 30, 2011	$867	$2,191	$1,166	$4,511	$8,735

(1)	The increase in goodwill for the Electronic Systems segment is primarily due to the acquisition of the communications and engineering business of ComHouse Wireless L.P. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion regarding this acquisition.

(2)	The decrease in goodwill presented in the AM&M and Electronic Systems segments was due primarily to the strengthening of the U.S. dollar against the Canadian dollar in the 2011 Year-to-Date Period.

(3)	As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the first quarter of 2011.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The increase in accrued employment costs is due primarily to the timing of payments for salaries and wages. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for security and detection systems, microwave products and airborne ISR services.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2011 Year-to-Date Period. We expect to contribute cash of approximately $176 million to our pension plans for all of 2011, of which $148 million was contributed during the 2011 Year-to-Date Period.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2011 Year-to-Date Period Compared with 2010 Year-to-Date Period

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 30,	September 24,
	2011	2010
	(in millions)

Net cash from operating activities	$984	$984
Net cash used in investing activities	(137)	(819)
Net cash used in financing activities	(916)	(522)

Operating Activities

We generated $984 million of cash from operating activities during the 2011 Year-to-Date Period, which was unchanged compared with the 2010 Year-to-Date Period. Higher non-cash expenses of $31 million, primarily due to deferred income taxes, were offset by $28 million of more cash used for changes in operating assets and liabilities and a decrease in net income of $3 million. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 40.

Investing Activities

During the 2011 Year-to-Date Period, we used $137 million of cash in the aggregate primarily to pay $129 million for capital expenditures and $13 million for the acquisition of ComHouse.

Financing Activities

Debt

At September 30, 2011, total outstanding debt was $4,126 million, of which $2,441 million was senior debt and $1,685 million was subordinated debt and CODES, compared to $4,137 million at December 31, 2010, of which $1,794 million was senior debt and $2,343 million was subordinated debt and CODES. At September 30, 2011, borrowings available under our Revolving Credit Facility were $990 million, after reduction for outstanding letters of credit of $10 million. There were no borrowings outstanding under our Revolving Credit Facility at September 30, 2011. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 30, 2011.

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

Debt Covenants and Other Provisions. The Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of September 30, 2011, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $117.35) of the then current conversion price (currently $97.79) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 1, 2011 was $65.98 per share.

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

Equity

Repurchases of L-3 Holdings common stock, under the share repurchase programs approved by the Board of Directors, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013.

The table below presents our repurchases of L-3 Holdings common stock during the 2011 Year-to-Date Period.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — April 1, 2011	2,614,032	$78.40	$205
April 2 — July 1, 2011	2,793,931	$79.98	$224
July 2 — September 30, 2011	5,437,097	$68.33	$371

At September 30, 2011, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors on April 26, 2011 was $1,292 million. During the quarter ended September 30, 2011, L-3 Holdings’ utilized the remaining authorization under the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010.

From October 1, 2011 through November 2, 2011, L-3 Holdings repurchased 1,261,766 shares of its common stock at an average price of $65.12 per share for an aggregate amount of $82 million.

During the 2011 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividend		Total Dividends
Date Declared	Record Date	Per Share	Date Paid	Paid
				(in millions)

February 8, 2011	March 1, 2011	$0.45	March 15, 2011	$49
April 26, 2011	May 17, 2011	$0.45	June 15, 2011	$48
July 12, 2011	August 17, 2011	$0.45	September 15, 2011	$46

On October 11, 2011, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.45 per share, payable on December 15, 2011 to shareholders of record at the close of business on November 17, 2011.

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2010 and as supplemented in “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 1A — Risk Factors” included in the quarterly report on Form 10-Q for the quarter ended July 1, 2011.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2011 Year-to-Date Period. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 30, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended July 1, 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Industry Considerations”, which could materially affect our business, financial condition or future results. Other than as described in “Industry Considerations” and Part II “Item 1A. Risk Factors” on Form 10-Q for the period ended July 1, 2011, there have been no material changes to the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q for the period ended July, 1, 2011, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2011 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value)
			Purchased	of Shares That
	Total Number	Average	as Part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Purchased	per Share	Plans or Programs	the Plans or Programs(1)
	(in millions)

July 2 — July 31, 2011	442,400	$84.23	442,400	$1,627
August 1 — August 31, 2011	3,713,065	$67.47	3,713,065	$1,376
September 1 — September 30, 2011	1,281,632	$65.30	1,281,632	$1,292

Total	5,437,097	$68.33	5,437,097

(1)	The first $164 million in purchases of shares described in the table above were made pursuant to the $1 billion share repurchase program approved by L-3 Holdings’ Board of Directors on July 14, 2010, with a stated termination date of December 31, 2012. The remaining purchases of shares described in the table above were made pursuant to the $1.5 billion share repurchase program approved by the L-3 Holdings’ Board of Directors on April 26, 2011, which has a stated termination date of April 30, 2013.

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
(Principal Financial Officer)

Date: November 2, 2011

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Credit Agreement, dated as of October 23, 2009, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated October 26, 2009 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.4	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.6	Supplemental Indenture dated as of October 1, 2009 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.14 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

Exhibit
No.	Description of Exhibits

4.9	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.10	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of September 30, 2011 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.