Form 10-K
period 2011-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2012-02-29
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐ Yes ☒ No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of July 1, 2011 was approximately $9.3 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 98,980,128 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on April 24, 2012, will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrants’ fiscal year ended December 31, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and government services. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2011, we generated sales of $15.2 billion, operating income of $1,598 million and net cash from operating activities of $1,484 million. The table below presents a summary of our 2011 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” on page 14.

	2011 Sales	% of Total Sales
	(in millions)
DoD	$11,321	75%
Other U.S. Government	1,113	7

Total U.S. Government	$12,434	82%
Foreign governments	1,200	8
Commercial – foreign	905	6
Commercial – domestic	630	4

Total sales	$15,169	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information for our segments, including sales by geographic area, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22 to our audited consolidated financial statements.

On July 28, 2011, we announced that our Board of Directors approved a plan to spin-off a new, independent government services company that will be publicly traded. The new public company will be named Engility Holdings, Inc. (Engility). See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Spin-Off of Businesses that will comprise Engility” on page 38 for additional information.

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by expanding our strong positions in C3ISR, electronic systems and aircraft modernization and maintenance by leveraging our customer relationships and pursuing adjacent market opportunities. We intend to gain market share with disruptive, affordable solutions, collaboration across L-3 and demonstrated past performance that address customer imperatives. We will continue shifting our business portfolio to emphasize products, systems and proprietary services. The acquisition of the Kollmorgen Electro-Optical business completed on February 6, 2012, and our planned spin-off of the businesses that will comprise Engility are examples of this element of our strategy. Financially, our emphasis is on growing earnings per share and cash flow over time. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Entrepreneurial, Accountable and Results-Driven Culture. A key part of L-3’s strategy is our entrepreneurial, accountable, and results-driven culture that is focused on meeting our customers’ needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and with a commitment to the highest standards of ethical conduct is an important part of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Grow Sales Organically and Selectively Acquire Businesses. We intend to use our existing prime contractor and supplier positions and internal investments to grow our sales organically. We expect to continue to benefit from our position as a supplier to multiple bidders on select prime contract bids. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. We also expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that add new products, technologies, programs and contracts, or provide access to select DoD or non-DoD customers and provide attractive returns on investment.

Collaborate to Increase Growth Opportunities. We intend to deepen the collaboration among our diversified businesses to develop new business opportunities. The combination of our leading technologies and our ability to deliver the right solutions to our customers quickly and re-shape our portfolio underscores our reputation for performance and customer focus. We expect that our core strengths of agility, responsiveness and cost-effectiveness will allow us to continue to provide exceptional performance to our customers. We intend to continue our internal initiatives to consolidate and drive efficiency in our operations and develop our collaborative culture to continue our shift from a “black box” provider to a complete solutions provider.

Continuously Improve our Cost Structure and Right-Size our Businesses. We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness, and to selectively invest in new product development, bids and proposals and other business development activities to organically grow our sales.

Align Research & Development with Customer Priorities. We intend to continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements and invest in growth areas such as C3ISR, integrated sensor systems, cyber security and intelligence support. We also intend to grow our sales and gain market share through the introduction of innovative and disruptive solutions, new products and continued collaboration among our businesses to offer high quality and competitive solutions and services to our customers.

Expand our Prime Contractor and Supplier Positions. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including C3ISR and aircraft modernization and maintenance and expand our supplier positions in electronic systems by leveraging our customer relationships and pursuing adjacent market opportunities. We also intend to enter into teaming arrangements with other prime contractors and platform original equipment manufacturers to compete for select new business opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs.

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

Business Acquisitions and Dispositions

During the years ended December 31, 2011, 2010 and 2009, we used cash of $20 million, $756 million and $90 million for business acquisitions, respectively. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Dispositions” on page 40 for additional details about our business acquisitions, including their aggregate purchase prices, and our divestitures.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below.

C3ISR Reportable Segment

In 2011, C3ISR net sales of $3,568 million represented 24% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence systems. These products and services provide the warfighter the unique ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and allied foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Government Services Reportable Segment

In 2011, Government Services net sales of $3,621 million represented 24% of our total net sales. The businesses in this segment provide a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, DoJ and U.S. Government intelligence agencies and allied foreign governments. Major services for this reportable segment include:

•	communication software support, IT services and a wide range of engineering development services and integration support;

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

•	technical and management services, which provide support of intelligence, logistics, C3 and combatant commands; and

•	conventional high-end enterprise IT support, systems, including cyber security and other services to the DoD and other U.S. federal agencies.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our Government Services reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Training and Operational Support

• Training systems, and doctrine development	• Training, leadership development and education services for U.S. and allied foreign armed forces, counterintelligence and law enforcement personnel	• U.S. Army, U.S. Marine Corps (USMC), DoS, DoJ and allied foreign governments

• Acquisition management and staff augmentation	• Rapid fielding support for combatants and physical location management	• U.S. Army

• Specialized management, policy and training in energy, environmental and natural resource management

• Water and Coastal resource management, sustainable agriculture and food security, climate change mitigation strategies, emergency preparedness, response and reconstruction, power sector restructuring and energy economics and finance

• U.S. Agency for International Development, foreign governments, World Bank and Non-Governmental Organizations

• Linguistic, interpretation, translation and analyst services	• Counterintelligence, threat protection and counter terrorism	• U.S. Army

Command & Control Systems and Software

• Software engineering/software sustainment, operations analysis, research, technical analysis, training, and test and evaluation	• Software, systems and field services support for C4ISR Systems, fixed and rotary wing aircraft, naval vessels and ground vehicles	• U.S. Army, USN and USMC

• Communication systems and software engineering services	• Value-added, critical software support for C3 ISR systems, electronic warfare and fire support systems	• U.S. Army Communications – Electronics Command (CECOM)

• Acquisition and Procurement Support	• Support defense acquisition programs, develop acquisition roadmaps, capability assessments and develop requirements	• U.S. Army, USN and USMC

• Systems Engineering and Integration Support	• System design and development, platform simulations, systems testing, prototype development and deployment and hardware and software integration	• USMC, U.S. Army and USSOCOM

Engineering Solutions

• Engineering and technical solutions

• Systems engineering and design, analysis and integration, technical support and test & evaluation, Weapons of Mass Destruction (WMD) effects analysis and Improvised Explosive Device (IED) counter measures

• DoD and U.S. Government agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Program management and operational support	• Command center operations, systems acquisitions, emergency management training, continuity of operations and government planning	• Federal Emergency Management Agency, FAA, Joint Task Force — Civil Support

Enterprise IT Solutions

• Network and enterprise administration and management	• Systems engineering, cyber security, assurance and risk management, network and systems administration, management, software development and life cycle support and systems integration	• U.S. Army, U.S. Joint Chiefs of Staff, USAF, USSOCOM, Federal Aviation Administration (FAA) and NASA

• Systems acquisition and advisory support and comprehensive operational support services	• Requirements definition, program management, planning and analysis, systems engineering, integration and development, intelligence analysis and managing and network engineering	• U.S. Army, USAF, USN and DHS

Intelligence Solutions and Support

• System support and concept operations (CONOPS)	• C3ISR, modeling and simulation, and cyber security	• DoD, U.S. Missile Defense Agency (MDA), U.S. Government intelligence agencies, and NASA

• IT services	• IT infrastructure modernization and operations, and cyber security	• U.S. Government intelligence agencies and U.K. MoD

• Information management and IT systems support and software design, development and systems integration	• Intelligence and operations support, C3 systems, network centric operations and information operations	• DoD and U.S. Government intelligence agencies

Global Security Solutions

• Surveillance systems and products, including installation and logistics support	• Remote surveillance for U.S. borders	• DHS

• Security Solutions	• Border security systems, area surveillance and access control, critical infrastructure protection, continuity planning and emergency management	• DHS, USMC and Customs and Border Patrol

As previously discussed, we plan to spin-off a part of our Government Services segment into a new, independent company that will be publicly traded. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Spin-off of Businesses that will comprise Engility” on page 38 for additional information. The new public company will be named Engility Holdings, Inc., and will include the SETA, training and operational support services businesses, which provide the training, operational support, command & control systems and software, and engineering solutions services described in the table above. L-3 will retain the cyber security, intelligence, enterprise IT and security solutions businesses, which provide the enterprise IT solutions, intelligence solutions and support, and global security solutions services described in the table above. The Government Services segment will be renamed National Security Solutions upon completion of the spin-off.

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2011, AM&M net sales of $2,440 million represented 16% of our total net sales. The businesses in this segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defense (DND) and other allied foreign governments. Major products and services for this reportable segment include:

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

Electronic Systems Reportable Segment

In 2011, Electronic Systems net sales of $5,540 million represented 36% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems net sales in 2011.

Business Area	% of 2011 Segment Sales
Microwave	18%
Power & Control Systems	17
Integrated Sensor Systems	14
Aviation Products	10
Simulation & Training	10
Warrior Systems	8
Precision Engagement	7
Security & Detection	6
Space & Propulsion	5
Undersea Warfare	4
Marine Services	1

Total Electronic Systems	100%

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

• Telemetry and instrumentation systems

• Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers

• Aircraft, missiles and satellites

Power & Control Systems

• Shipboard electrical power packages, electric drives and propulsion, automation, navigation, communication, entertainment solutions and safety systems	• Surface ships ranging from shipping vessels, container carriers, environmental and research ships, ferries, cruise liners and mega yachts	• Commercial shipbuilders and allied foreign navies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Automation, dynamic positioning, navigation, communications, and sensors	• Vessel bridge and machinery plant platform management systems	• U.S. and allied foreign navies, other government agencies, commercial shipyards, and utility companies

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Allied navies, nuclear and other power plant companies

Integrated Sensor Systems

• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence Data Collection, Surveillance and Reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and NASA

Aviation Products

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

Simulation & Training

• Military aircraft flight simulators, reconfigurable training devices, distributed mission training suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND and allied foreign militaries

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied foreign military customers

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Warrior Systems

• Enhanced vision and weapon sights products

• Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, allied foreign militaries and law enforcement agencies

• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Precision Engagement

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied foreign ministries of defense

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and allied foreign military customers

• Remote viewing video and exploitation systems	• Portable situational awareness and video exploitation software and hardware for soldiers, ships and vehicles	• USMC, USN and Various DoD

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• U.K. MoD

Security & Detection

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation and Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs agency, various regulatory authorities and private security companies

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Space & Propulsion

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• Missile Defense Agency

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

• Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and allied foreign ministries of defense, manned/unmanned military platforms

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation systems for decontamination and industrial applications	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Undersea Warfare

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied foreign navies

• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and foreign military and commercial customers

Marine Services

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• Ship repair, overhaul and maintenance, ship instructions, and battle force tactical training	• Embedded shipboard training systems	• USN, USCG and commercial shipowners

Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percent of funded backlog at December 31, 2011 expected to be recorded as sales in 2012 and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2011 Expected to be Recorded as Sales in 2012	Funded Orders
	2011	2010		2011	2010
	(in millions)			(in millions)
Reportable Segment:
C3ISR	$2,868	$2,615	70%	$3,819	$3,657
Government Services	1,461	1,695	84%	3,388	3,850
AM&M	1,731	1,872	74%	2,296	2,996
Electronic Systems	4,635	4,909	67%	5,286	5,149

Consolidated	$10,695	$11,091	71%	$14,789	$15,652

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

Major Customers

The table below presents a summary of our 2011 sales by end customer and the percent contributed by each to our total 2011 sales. For additional information regarding domestic and foreign sales, see Note 22 to our audited consolidated financial statements.

	2011 Sales	% of Total Sales
	(in millions)
Army	$3,931	26%
Air Force	3,864	25
Navy/Marines	2,358	16
Other Defense	1,168	8

Total DoD	$11,321	75%
Other U.S. Government	1,113	7

Total U.S. Government	$12,434	82%
Foreign governments	1,200	8
Commercial — foreign	905	6
Commercial — domestic	630	4

Total sales	$15,169	100%

Direct sales to the end customer represent approximately 70% of our consolidated sales, and we are a subcontractor or supplier for the remaining 30%. Additionally, approximately 70% of our DoD sales for 2011 were direct to the customer, and approximately 30% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2011, our five largest contracts generated 11% of our consolidated sales. For the year ended December 31, 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Command. Under this contract, which generated approximately 3% of our 2011 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract is expected to end on September 30, 2012. We submitted our proposal in November 2011 for the contract re-competition and anticipate the award will be made by August 2012. We cannot provide any assurance that we will win the re-competition of the Fort Rucker Maintenance Support contract.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and systems and develop new products, technologies, and systems. As of December 31, 2011, we employed approximately 12,500 engineers, a substantial portion of whom hold advanced degrees, and who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2011, 2010 and 2009 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2011	2010	2009
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$207	$202	$198
Commercial Businesses	73	68	59

Total	$280	$270	$257

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

Our ability to compete for existing and new business depends on a variety of factors, including,

•	the effectiveness and innovation of our technologies, systems and research and development programs;

•	our ability to offer better program performance at an affordable and competitive cost;

•	historical technical, cost and schedule performance;

•	our ability to attain supplier positions on contracts;

•	our ability to maintain an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete; and

•	our ability to quickly and flexibly meet customer requirements and priorities.

In some instances, we are the incumbent supplier or have been the sole provider on a contract for many years, and we refer to these positions as “sole-source”. On our sole-source contracts, there may be other suppliers who have the capability to compete for the contracts involved, but they can only enter the market if the customer chooses to reopen the particular contract to competition. Sole-source contracts are generally re-competed every three to five years and at times more frequently. For the year ended December 31, 2011, contracts where we held sole-source positions accounted for 57% of our total sales and contracts which we had competitively won accounted for 43% of our total sales.

L-3 is a defense supplier with a broad and diverse portfolio of products and services. We are primarily a non-platform prime contractor and have diverse subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for (1) certain products, subsystems and systems, where they have vertically integrated businesses and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. The tables below present our sales from cost-plus type contracts with award fees and incentive fees and the percentage of available performance-based award fees we achieved for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Sales from Cost-Plus Contracts with:
Award fees	$705	$907	$1,068
Incentive fees	848	944	751

Performance based fees	$1,553	$1,851	$1,819

	Year Ended December 31,
	2011	2010	2009
Percentage of Available Performance-Based Award Fees Achieved	92%	90%	95%

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

The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2011, 2010, and 2009.

Contract-Type	Year Ended December 31,
	2011	2010	2009
Fixed-price	63%	58%	57%
Cost-plus	26%	28%	28%
Time-and-material	11%	14%	15%

Total sales	100%	100%	100%

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price type contract sales.

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation, that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” beginning on page 20 for a discussion of certain additional business risks specific to our government contracts.

Our U.S. Government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties. As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

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

We have also assessed the risk of environmental contamination for our various manufacturing facilities, including our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Employees

As of December 31, 2011, we employed approximately 61,000 full-time and part-time employees, 84% of whom were located in the United States. Of these employees, approximately 16% are covered by 180 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2011 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

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

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” We post our Code of Ethics and Business Conduct on our Code of Ethics webpage under the link “Code of Ethics and Business Conduct.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our website within the required periods. The information on our website is not incorporated by reference into this report.

To learn more about L-3, please visit our website at http://www.L-3com.com. We use our website as a channel of distribution of material company information. Financial and other material information regarding L-3 is routinely posted on our website and is readily accessible.

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

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

In August 2011, Congress enacted the Budget Control Act of 2011 (the BCA). The BCA immediately imposes spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (FY 2012 to FY 2021), compared to previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also triggered by the BCA and becomes effective on January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with FY 2013 through FY 2021.

On February 13, 2012, President Obama submitted his FY 2013 proposed budget (FY 2013 DoD Plan) to Congress. The FY 2013 DoD Plan complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The enacted DoD budget (base and OCO) for FY 2012 is 6% lower than the FY 2011 enacted budget. In addition, the FY 2013 DoD Plan projects a decline in the total DoD budget of 5% in FY 2013 and 6% in FY 2014, and a 2% increase in each year beginning in FY 2015 through FY 2017. The FY 2013 DoD Plan does not address or provision for the automatic sequestration process.

The declining DoD budgets will reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to negatively impact our sales related to supporting U.S. military operations in Afghanistan.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 82%, or $12.4 billion, of our sales for the year ended December 31, 2011 were made directly or indirectly to U.S. Government agencies, including the DoD. Aggregate sales from our five largest contracts (revenue arrangements) amounted to approximately $1.7 billion, or 11% of our sales for the year ended December 31, 2011. For the year ended December 31, 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Command, which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2011 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract is expected to end on September 30, 2012. We submitted our proposal in November 2011 for the contract re-competition and anticipate the award will be made by August 2012. We cannot provide any assurance that we will win the re-competition of the Fort Rucker Maintenance Support contract.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Afghanistan, or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the award of new contracts.

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

In addition, the FY 2013 DoD Plan seeks reductions in contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the five fiscal years FY 2013 through FY 2017. This initiative will primarily affect our businesses within the Government Services reportable segment and could result in the loss of certain of our existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $10,695 million at December 31, 2011. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our future sales, results of operations and cash flows.

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

The defense and commercial industries in which our businesses operate are highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect increased competition for our products and services due to the uncertainty of future U.S. defense budgets. Furthermore, the current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition” beginning on page 15.

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. We are currently cooperating with the U.S. Government on several investigations, including those discussed in Note 19 to our audited consolidated financial statements beginning on page F-41. Under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 19 to our audited consolidated financial statements on page F-41.

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $8,697 million at December 31, 2011. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. The fair value of eight of our reporting units exceeded the carrying value of the net assets of those reporting units by less than 20% at November 30, 2011. In addition, we recorded a non-cash goodwill impairment charge of $43 million in 2011 due to a decline in the estimated fair value of the Marine Services business, which is part of the Electronic Systems segment, as a result of a decline in its projected future cash flows. A decline in the estimated fair value of one or more of our reporting units could result in a material adverse effect on our financial condition and results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 41.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 41.

The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
	2011	2010	2009
Contract-Type
Fixed-price	63%	58%	57%
Cost-plus	26%	28%	28%
Time-and-material	11%	14%	15%

Total sales	100%	100%	100%

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

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.

At December 31, 2011, we had approximately $4,139 million in aggregate principal amount of outstanding debt. In addition, at December 31, 2011 we had borrowing capacity of $997 million available to us under our three-year $1 billion revolving credit facility that was due to expire on October 23, 2012 (Revolving Credit Facility), after reductions of $3 million for outstanding letters of credit. On February 3, 2012, we amended and restated our Revolving Credit Facility (Amended and Restated Revolving Credit Facility), which also extended the expiration date to February 3, 2017. In the future, we may increase our borrowings, subject to limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt is our $500 million aggregate principal amount of our 6 3/8% Senior Subordinated Notes maturing October 15, 2015. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” beginning on page 62 and Note 10 to our audited consolidated financial statements.

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

•	increasing interest expense due to higher interest rates on our Amended and Restated Revolving Credit Facility as it has a variable interest rate;

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

Additionally, on December 31, 2011, we had $9,212 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” on page 64.

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

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 10 to our audited consolidated financial statements on page F-23.

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

For the year ended December 31, 2011, sales to foreign customers, excluding our foreign sales made under FMS agreements directly between the U.S. Government and allied foreign governments, represented approximately 11% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations; and

•	potential military conflicts and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Our business could be negatively impacted by security threats and other disruptions.

As a U.S. defense contractor, we face various security threats, including cyber security attacks to our information technology infrastructure, attempts to gain access to our proprietary or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential information and corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services.

We announced the planned spin-off of a part of our Government Services segment into a new, independent publicly traded company, which will be named Engility. This transaction will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits.

On July 28, 2011, we announced a plan to spin-off a part of our Government Services segment. In order to effectuate the spin-off, among other things, we will be required to file a registration statement on Form 10 with the Securities and Exchange Commission (SEC). Our ability to complete the spin-off in a timely manner, if at all, could be subject to several factors, including but not limited to: (1) changes in the newly created entity’s operating performance, (2) our ability to obtain any necessary consents or approvals, (3) our ability to obtain any necessary financing for the newly created entity as well as the terms of such financing, (4) changes in governmental regulations, (5) changes in the underlying businesses, its contracts, or customers, (6) overall political and economic conditions at the time of the spin-off, and (7) obtaining an opinion of counsel as to the satisfaction of certain requirements necessary for the spin-off to receive tax-free treatment upon which the Internal Revenue Service (IRS) does not rule. Additionally, execution of the proposed spin-off transaction will likely require significant time and attention from management, which could distract management from the operation of our business and the execution of our other strategic initiatives. We may not be able to complete the spin-off within the expected time frame or complete the spin-off at all. In addition, even if completed, we may not realize the anticipated benefits from the spin-off.

The Company’s proposed spin-off of Engility could result in substantial tax liability to the Company and its shareholders.

We have received an IRS Ruling stating that L-3 and its shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off. In addition, certain requirements for tax-free treatment that are not covered in the IRS Ruling will be addressed in an opinion of counsel which we expect to receive immediately prior to the completion of the spin-off. An opinion of counsel is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, both the IRS Ruling and the opinion of counsel are based on certain factual statements and representations made by us, which, if incomplete or untrue in any material respect, could invalidate the IRS Ruling or opinion of counsel.

If, notwithstanding receipt of the IRS Ruling and opinion of counsel, the spin-off and certain related transactions were determined to be taxable, then we would be subject to a substantial tax liability. In addition, if the spin-off were taxable, each holder of our common stock who receives shares of Engility would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Engility received.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2011, we operated in 491 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 37 locations consisting of approximately 5.7 million square feet and leased space at 454 locations consisting of approximately 15.9 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR — Camden, New Jersey; Deerfield, Ohio; Greenville and Rockwall, Texas; and Salt Lake City, Utah.

•	Government Services — Annapolis, Maryland; and Alexandria, Chantilly and Reston, Virginia.

•	AM&M — Crestview, Florida; Madison, Mississippi; Waco, Texas; and Quebec, Canada.

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, Menlo Park, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Ayer, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton, Hauppauge and Victor, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington and Garland, Texas; Ontario, Canada; and Elmenhorst, Jemgum, Leer and Hamburg, Germany.

•	Corporate and other locations — New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2011 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
C3ISR	5.0	0.2	5.2
Government Services	2.2	—	2.2
AM&M	0.9	1.7	2.6
Electronic Systems	7.7	3.8	11.5
Corporate	0.1	—	0.1

Total	15.9	5.7	21.6

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 19 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the NYSE under the symbol “LLL”. On February 21, 2012, the number of holders of L-3 Holdings’ common stock was approximately 39,650. On February 28, 2012, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $70.28 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2011	2010	2011	2010
Common Stock — Dividends Paid and Market Prices
First Quarter	$0.45	$0.40	$80.85 — $70.84	$94.62 — $83.34
Second Quarter	0.45	0.40	88.31 — 74.95	97.54 — 74.85
Third Quarter	0.45	0.40	86.77 — 58.94	76.65 — 66.60
Fourth Quarter	0.45	0.40	70.97 — 60.04	73.90 — 68.87

Year Ended December 31	$1.80	$1.60	88.31 — 58.94	97.54 — 66.60

On February 7, 2012, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 11% to $0.50 per share, payable on March 15, 2012, to shareholders of record at the close of business on March 1, 2012.

L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock. See Note 10 to our audited consolidated financial statements for the financial and other restrictive covenants that limit the payment of dividends by L-3 Communications to L-3 Holdings.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that are registered pursuant to Section 12 of the Exchange Act during the 2011 fourth quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
				(in millions)
October 1 — October 31, 2011	1,203,781	$64.94	1,203,781	$1,214
November 1 — 30, 2011	627,007	65.24	627,007	$1,173
December 1 — 31, 2011	601,616	65.16	601,606	$1,134

Total	2,432,404	$65.07	2,432,404

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on April 26, 2011, which has a stated termination date of April 30, 2013.

From January 1, 2012 through February 29, 2012, L-3 Holdings has repurchased 934,086 shares of its common stock at an average price of $69.68 per share for an aggregate amount of approximately $65 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2006 to December 31, 2011. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in our common stock was $100 on December 31, 2006.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $81.78 per share on December 29, 2006. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6. Selected Financial Data

We derived the selected financial data presented below at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected financial data presented below at December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 from our audited consolidated financial statements not included in this Form 10-K. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements. Our results of operations, cash flows and financial position are affected significantly, in some periods, by our business acquisitions, the more significant of which are described elsewhere herein.

	Year Ended December 31,
	2011(1)	2010	2009	2008(2)		2007
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$15,169	$15,680	$15,615	$14,901		$13,961
Cost of sales	13,528	13,930	13,959	13,342		12,513
Impairment charge	43	—	—	—		—
Litigation gain	—	—	—	126	(3)	—

Operating income	1,598	1,750	1,656	1,685		1,448
Interest and other income, net	—	21	19	28		31
Interest expense	235	269	279	290	(3)	314
Debt retirement charge	35	18	10	—		—

Income from continuing operations before income taxes	1,328	1,484	1,386	1,423		1,165
Provision for income taxes	360	518	475	494		411

Income from continuing operations	968	966	911	929		754
Less: Noncontrolling interests	12	11	10	11		9

Income from continuing operations attributable to L-3	$956	$955	$901	$918		$745

Net income attributable to L-3	$956	$955	$901	$938		$745

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Income from continuing operations	$9.14	$8.31	$7.65	$7.50		$5.92

Net income	$9.14	$8.31	$7.65	$7.67		$5.92

Diluted:
Income from continuing operations	$9.03	$8.25	$7.61	$7.43		$5.86

Net income	$9.03	$8.25	$7.61	$7.59		$5.86

L-3 Holdings’ weighted average common shares outstanding:
Basic	104.4	114.3	116.8	121.2		124.9

Diluted	105.6	115.1	117.4	122.4		126.2

Cash dividends declared per share on L-3 Holdings’ common stock	$1.80	$1.60	$1.40	$1.20		$1.00

(1)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 per diluted share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations had expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share, due to a decline in the estimated fair value of our Marine Services business and (3) $14 million ($8 million after income taxes), or $0.08 per diluted share for our portion of an impairment charge for long-lived assets at an equity method investment.

(2)

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

(3)

The year ended December 31, 2008 includes a gain of $133 million ($81 million after income taxes, or $0.66 per diluted share) related to the reversal of a $126 million current liability for pending and threatened litigation and $7 million of related accrued interest as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data (at year end):
Working capital	$2,554	$2,345	$2,669	$2,254	$2,181
Total assets	15,497	15,451	14,875	14,484	14,389
Long-term debt	4,125	4,126	4,112	4,493	4,472
Equity	6,724	6,855	6,660	5,941	6,114
Cash Flow Data:
Net cash from operating activities	$1,484	$1,461	$1,407	$1,387	$1,270
Net cash used in investing activities	(203)	(945)	(272)	(432)	(388)
Net cash used in financing activities	(1,120)	(918)	(1,005)	(840)	(464)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 34 to 68, the report related to the financial statements and internal control over financial reporting can be found on page 69 and the financial statements and related notes can be found on pages F-1 to F-63. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook:
L-3’s Business	Pages	35-36
Industry Considerations	Pages	36-37
Key Performance Measures	Pages	37-38
Spin-Off of Businesses that will comprise Engility	Pages	38-39
Other 2011 Events	Page	39
Business Acquisitions and Dispositions	Pages	40-41
Critical Accounting Policies:
Contract Revenue Recognition and Contract Estimates	Pages	41-43
Goodwill and Identifiable Intangible Assets	Pages	43-49
Pension Plan and Postretirement Benefit Plan Obligations	Page	49
Valuation of Deferred Income Tax Assets and Liabilities	Pages	49-50
Liabilities for Pending and Threatened Litigation	Page	50
Valuation of Long-Lived Assets	Page	50
Results of Operations, including business segments	Pages	51-58
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page	58
Balance Sheet	Pages	58-60
Pension Plans	Pages	60-61
Statement of Cash Flows	Pages	61-64
Contractual Obligations	Page	64
Off Balance Sheet Arrangements	Page	65
Legal Proceedings and Contingencies	Page	65

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

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our segments is included in Note 22 to our audited consolidated financial statements. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise IT and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services.

On July 28, 2011, we announced that our Board of Directors approved a plan to spin-off a new, independent government services company that will be publicly traded. The new public company will be named Engility Holdings, Inc. (Engility) and will include the SETA, training and operational support services businesses that are currently part of L-3’s Government Services segment. See “Spin-Off of Businesses that will comprise Engility” below for additional information.

Due to re-alignments in our management and organizational structure during the quarter ended April 1, 2011, we made certain reclassifications among our C3ISR, Government Services and Electronic Systems segments. See Note 22 to our audited consolidated financial statements for the prior period sales, operating income and assets reclassified between segments.

For the year ended December 31, 2011, we generated sales of $15,169 million. Our primary customer was the DoD. The table below presents a summary of our 2011 sales by end customer and the percent contributed by each to our total 2011 sales.

	2011 Sales	% of Total Sales
	(in millions)
Army	$3,931	26%
Air Force	3,864	25
Navy/Marines	2,358	16
Other Defense	1,168	8

Total DoD	$11,321	75%
Other U.S. Government	1,113	7

Total U.S. Government	$12,434	82%
Foreign governments	1,200	8
Commercial — foreign	905	6
Commercial — domestic	630	4

Total sales	$15,169	100%

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

Industry Considerations

As described above, sales to the DoD represent approximately 75% of our total sales. The U.S. Government fiscal year ends on September 30th. From fiscal year (FY) 2000 to FY 2010, the DoD budget, including wartime funding for Overseas Contingency Operations (OCO) grew at a compound annual rate of approximately 9%. The total DoD budget (base and OCO) for FY 2011 was approximately flat compared to fiscal year 2010. During the year ended December 31, 2011, the U.S. Government completed its drawdown of U.S. military troops from Iraq, and began to drawdown troops from Afghanistan, in accordance with the Obama Administration plan to complete the drawdown from Afghanistan by the end of 2014. While the U.S. is expected to maintain a presence in the Middle East to deter aggression and prevent the emergence of new threats, there will be a rebalance toward other regions of the world such as the Asia-Pacific theatre. In addition, the U.S. Government has been under increasing pressure to reduce the U.S. fiscal budget deficit and national spending.

In August 2011, Congress enacted the Budget Control Act of 2011 (the BCA). The BCA immediately imposes spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (FY 2012 to FY 2021), compared to previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also triggered and becomes effective on January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with FY 2013 through FY 2021, for which FY 2013 to FY 2017 proposed DoD budgets are presented below.

On February 13, 2012, President Obama submitted his FY 2013 proposed budget (FY 2013 DoD Plan) to Congress. The FY 2013 DoD Plan complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The FY 2013 DoD Plan does not address or provision for the automatic sequestration process. The FY 2013 DoD Plan reflects a revised national security strategy that includes a more disciplined use of resources from: (1) various efficiency initiatives, (2) military force structure reductions, (3) equipment modernization savings, including program terminations, restructuring and deferrals, and (4) military personnel compensation changes. The table below presents the enacted DoD budget (base and OCO) for FY 2012 and the proposed DoD budgets for FY 2013 to FY 2017, as provided in the FY 2013 DoD Plan.

Fiscal Year	Base	OCO	Total	Annual Total Budget Change
2012	$530.6	$115.1	$645.7	-6%
2013	$525.4	$88.5	$613.9	-5%
2014	$533.6	$44.2	$577.8	-6%
2015	$545.9	$44.2	$590.1	2%
2016	$555.9	$44.2	$600.1	2%
2017	$567.3	$44.2	$611.5	2%

The FY 2013 DoD Plan is expected to continue to focus on advanced ISR (intelligence, surveillance and reconnaissance), communications, strike aircraft, precision-guided weapons, unmanned systems, networked information technologies, cyber security, special operations forces, missile defense and space programs, and generally, systems and capabilities that are critical to both conventional and irregular warfare, and the ability to project power in denied environments. We believe L-3 is well positioned to benefit from the DoD’s focus in several of these areas. The declining DoD budgets, however, will reduce funding for some of our revenue arrangements and generally, will have a negative impact on our sales, results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to negatively impact our sales related to supporting U.S. military operations in Afghanistan.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales trends and operating income trends. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. One of L-3’s primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investment. The two main determinants of our operating income growth are sales growth and improvements in direct and indirect contract costs. We define operating margin as operating income as a percentage of sales. Improving operating margins is one of several methods for growing earnings per common share and net cash from operating activities.

Sales Trends. For the year ended December 31, 2011, consolidated net sales of $15,169 million declined by 3.3%, comprised of an organic sales decline of 4.3%, partially offset by net sales from business acquisitions of 1.0%, compared to the year ended December 31, 2010. Our average annual sales growth for the five years ended December 31, 2011, was 4%, with average annual organic sales growth of approximately 3% and average annual sales growth from business acquisitions, net of divestitures, of approximately 1%.

For the years ended December 31, 2011 and 2010, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Command, which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2011 and 2010 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract is expected to end on September 30, 2012. We submitted our proposal in November 2011 for the contract re-competition and anticipate the award will be made by August 2012. We cannot provide any assurance that we will win the re-competition of the Fort Rucker Maintenance support contract.

The Special Operations Forces Support Activity (SOFSA) contract, which was included in our AM&M segment, generated $332 million of sales for the year ended December 31, 2010. In June 2010, the follow-on contract was awarded to another contractor and the transition to the successor contractor ended in October 2010.

Our sales trends are highly correlated to DoD budgets because we derive approximately 75% of our annual sales from the DoD. The currently proposed DoD base and OCO budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in or redirection of current and future DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Trends. For the year ended December 31, 2011, our consolidated operating income was $1,598 million and our consolidated operating margin was 10.5%. Our consolidated operating income and consolidated operating margin for the year ended December 31, 2011 were reduced by a non-cash goodwill impairment charge of $43 million recorded in the 2011 fourth quarter, as further discussed below. The goodwill impairment charge is excluded from segment operating income because it was excluded by management for purposes of assessing segment operating performance. Our segment operating income was $1,641 million for the year ended December 31, 2011, a decrease of 6% from $1,750 million for the year ended December 31, 2010, and our segment operating margin was 10.8% for the year ended December 31, 2011, a decrease of 40 basis points from 11.2% for the year ended December 31, 2010. See Results of Operations, including segment results below for a discussion of operating margin.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. Our 2011 operating margin was lower than our 2010 operating margin and we expect our 2012 annual operating margin to decline as compared to 2011. While we are taking action to increase operating margin, we may not be able to do so in the future. Furthermore, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. Changes in the competitive environment and DoD procurement practices and reductions in our consolidated sales levels could also result in lower operating margin.

Spin-Off of Businesses that will comprise Engility

As previously discussed, we plan to spin-off a part of our Government Services segment into a new, independent company that will be publicly traded. The new public company will be named Engility. The spin-off, which is intended to be tax-free to L-3 and its shareholders, is expected to be completed in the first half of 2012. Upon completion, L-3 shareholders will own 100% of the shares of both L-3 and Engility. The spin-off is not subject to a shareholder vote.

Under the plan, Engility will include the SETA, training and operational support services businesses that are currently part of L-3’s Government Services segment. For the year ended December 31, 2011, the businesses that will comprise Engility had sales of approximately $2.0 billion, or 56% of total Government Services net sales, and operating income of approximately $178 million, or 64% of total Government Services operating income. The businesses that will comprise Engility had approximately 9,000 employees at December 31, 2011.

L-3 will retain the cyber security, intelligence, enterprise IT and security solutions businesses that are also part of L-3’s Government Services segment. The Government Services segment will be renamed National Security Solutions (NSS) upon completion of the spin-off, and will continue to leverage synergies across L-3 to develop unique solutions to address growing challenges for our DoD, intelligence and global security customers. During the year ended December 31, 2011, L-3’s businesses that will comprise NSS had sales of approximately $1.6 billion, or 44% of total Government Services net sales, and operating income of approximately $102 million, or 36% of total Government Services operating income.

The completion of the spin-off is subject to certain customary conditions, including filing of required documents with the SEC, and an opinion of counsel as to the satisfaction of certain requirements necessary for the spin-off to receive tax-free treatment upon which the IRS does not rule, which is expected to be received immediately prior to the completion of the spin-off transaction. There can be no assurance that any separation transaction will ultimately occur, or if one does occur, its terms or timing.

Other 2011 Events

Our 2011 results were impacted by the items discussed below, which increased net income attributable to L-3 by $28 million and diluted earnings per share by $0.26 (collectively referred to as the Q4 2011 Items):

•	A tax benefit of $78 million, or $0.74 of diluted earnings per share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations expired; and

•

Non-cash impairment charges of $57 million ($50 million after income taxes), or $0.48 of diluted earnings per share. The impairment charges include: (1) a goodwill impairment charge of $43 million, ($42 million after income taxes), or $0.40 per diluted share, which is included in operating income and (2) $14 million, ($8 million after income taxes), or $0.08 per diluted share, which is included in interest and other income, net, for our portion of an impairment charge for long-lived assets at an equity method investment. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services business, which is part of the Electronic Systems segment, as a result of a decline in its projected future cash flows.

Debt Repurchases, Issuances and Redemptions. On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

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

On November 22, 2011, L-3 Communications issued $500 million in principal amount of 3.95% Senior Notes that mature on November 15, 2016 (2016 Senior Notes). The 2016 Senior Notes were issued at a discount of $4 million. On December 22, 2011, the net proceeds from this offering, together with cash on hand, were used to redeem $500 million of L-3 Communications’ 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes). In connection with the redemption of the 6 3/8% 2015 Notes, we recorded a debt retirement charge of $17 million ($10 million after income tax, or $0.10 per diluted share).

Business Acquisitions and Dispositions

As discussed above, one aspect of our strategy is to selectively acquire businesses that add new products and technologies, or provide access to select customers, programs and contracts. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities. In addition, we may also dispose of certain businesses if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

Business Acquisitions and Divestitures

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2009, 2010 and 2011, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2011, we used $20 million of cash for business acquisitions, including earnout payments for certain business acquisitions completed prior to January 1, 2011.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2009
Chesapeake Sciences Corporation	January 30, 2009	$91	(2)

2010
Insight Technology Incorporated	April 14, 2010	$611
Airborne Technologies, Inc.	August 4, 2010	34
3Di Technologies (3Di)	September 17, 2010	60	(3)
FUNA International, GmbH	December 22, 2010	50

Total 2010		$755

2011
Communications and engineering business of ComHouse Wireless L.P.	July 1, 2011	$13	(4)
Cargo radiation screening business of Detector Network International (DNI)	October 28, 2011	5	(4)(5)

Total 2011		$18

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)	Includes additional purchase price of approximately $4 million for certain acquired tax benefits.

(3)	Excludes additional purchase price, not to exceed $11 million, which is contingent upon the post acquisition financial performance of 3Di through December 31, 2012.

(4)	The final purchase price is subject to adjustment based on the closing date actual net assets.

(5)	Excludes additional purchase price, not to exceed $10 million, which is contingent upon the post acquisition financial performance of DNI through December 31, 2014.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On February 6, 2012, we acquired the Kollmorgen Electro-Optical (KEO) business of Danaher Corporation for a purchase price of $210 million, which was financed with cash on hand. KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids, ground electro-optical and sensor-cueing systems for the U.S. military and allied foreign governments.

Divestitures. On February 22, 2011, we divested Microdyne Corporation (Microdyne) and on December 17, 2010, we divested InfraredVision Technology Corporation (ITC), both of which were within the Electronic Systems segment. These divestiture transactions resulted in pre-tax losses of approximately $2 million for Microdyne and $1 million for ITC. Microdyne’s and ITC’s annual revenues (approximately $8 million and $4 million, respectively), pre-tax income and net assets were not material for any period presented, and, therefore, these divestitures are not reported as discontinued operations.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the period during which they become known. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 40% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed price, cost-plus, or time-and-material and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of- completion (POC) methods of accounting. Sales on such contracts represent approximately 30% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Net changes in contract estimates increased consolidated operating income by $73 million, or 4%, for the year ended December 31, 2011, $46 million, or 3%, for the year ended December 31, 2010, and $76 million, or 5%, for the year ended December 31, 2009.

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 10% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of revenue recognition accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2011, we had goodwill of $8,697 million and identifiable intangible assets of $410 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed, ranging from four to thirty years. We review customer contractual relationships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. If any such event or change in circumstances occurs, and, if our revised estimates of future after-tax cash flows are significantly lower than our estimates at the date we acquired the customer contractual relationships, we may be required to record an impairment charge to write down these intangible assets to their realizable values. We review and update our estimates of the duration of our customer contractual relationships. If such estimates indicate that the duration of our customer contractual relationships has decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic lives.

We review goodwill for impairment at least annually as of November 30, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for goodwill. The goodwill for each reporting unit is tested using a two-step process. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics.

L-3 had 17 reporting units at December 31, 2011, and 19 reporting units at December 31, 2010. The composition of our reporting units and associated goodwill balances changed in 2011 as compared to 2010 due to business realignments that resulted in the consolidation of two reporting units into one and the elimination of a reporting unit. The reporting units had fair values in excess of their carrying values at the time of the realignments and the related goodwill for each was allocated based on a relative fair value. In addition, the aggregate balance of goodwill declined by $33 million to $8,697 million at December 31, 2011 from $8,730 million at December 31, 2010 due to a $43 million impairment charge (discussed below) and $17 million of foreign currency translation adjustments, which were partially offset by additions of $27 million for business acquisitions.

The table below presents the number of reporting units and the associated goodwill, at December 31, 2011 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
C3ISR	3	$866
Government Services	1	2,191
AM&M	1	1,169
Electronic Systems	12	4,471

Total	17	$8,697

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

During the fourth quarter of 2011, we recorded a non-cash impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share, for the impairment of goodwill based on its annual impairment test as of November 30. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services reporting unit, which is part of the Electronics Systems segment, as a result of a decline in its projected future cash flows. The decline in projected future cash flows was due to: (1) lower DoD budgets which have caused shipyards to retain work that has been typically outsourced to Marine Services and (2) lower margins on existing and expected future contracts due to increased competition. In 2010, we disclosed that the Marine Services reporting unit was identified as one of six reporting units that when applying a hypothetical decrease of at least 20% would have had a carrying value in excess of its estimated fair value. The 2010 estimated fair value of the Marine Services reporting unit exceeded its carrying value after a hypothetical decrease of 10% to its fair value.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2011, were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales, operating income, and cash flows, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate for the U.S. economy and the respective industries in which the reporting units operate, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. Although certain refinements to the process used to estimate the WACC were implemented, there were no significant changes to the underlying methods used in 2011 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L-3’s reporting units (Market Participants), including a risk free rate of return of 3.06% on the 30 year U.S. Treasury Bond as of November 30, 2011 (4.1% as of November 30, 2010) and an equity risk premium of 6% (5% for 2010) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative market value percentages of Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior two-year period, (2) the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury bond, (3) the rate of return of Market Participants publically traded debt securities, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2011.

Reportable Segment	WACC
C3ISR(1)	7.1%
Government Services(2)	7.1%
AM&M(2)	7.1%
Electronic Systems(3)	7.5%

(1)	All reporting units within the C3ISR reportable segment used the risk adjusted discount rates as presented in the table above.

(2)	The Government Services and AM&M reportable segments are each comprised of one reporting unit.

(3)	The weighted average risk adjusted discount rate for the Electronic Systems reportable segment is comprised of separate assumptions for each reporting unit that range that from 6.9% to 9.1%.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2011, 2010 and 2009 for our reportable segments ranged from a negative 4% to a positive 35%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors. The factors that affect the level of annual cash flows in each of our reporting units include, but are not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements) that are affected by the financing terms of individual contracts, (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2011 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated Cash Flow(1)	Estimated Annual Cash Flow Growth Rate(1)
	(in millions) 2011	2011	2010	2009	3 Yr. Average
C3ISR(2)	$260	117%	(44)%	32%	35%
Government Services(3)	$341	20%	9%	(41)%	(4)%
AM&M(4)	$174	(24)%	46%	(30)%	(3)%
Electronic Systems(5)	$522	(8)%	5%	5%	1%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)

The increase in cash flow in 2011 for C3ISR was due to working capital improvements, timing of billings and cash receipts on fixed price contracts, and growth in operating income. The decrease in cash flow for C3ISR in 2010 was due to the timing of billings and cash receipts on certain fixed price contracts for networked communications and higher working capital requirements, partially offset by growth in sales and operating income. The increase in cash flow in 2009 for C3ISR was primarily due to growth in sales and operating income.

(3)

The increase in cash flows in 2011 for Government Services was primarily due to working capital reductions due to lower sales volume and a decrease in tax payments due to a lower effective tax rate and lower operating income. The increase in cash flows for Government Services in 2010 was primarily due to working capital reductions due to lower sales volume and the timing of advanced payments for certain contracts for foreign customers. The decrease in cash flows for Government Services in 2009 was primarily due to lower sales and operating income in comparison to the prior year, driven primarily by lower Iraq-related linguist services.

(4)

The decrease in cash flows in 2011 for AM&M was primarily due to higher working capital, primarily for inventory on new contracts that began in 2011 and timing of billings, partially offset by an increase in advanced payments. The increase in cash flows for AM&M in 2010 was primarily due to working capital reductions, primarily for billed receivables on contracts nearing completion and the loss of the SOFSA contract, and lower capital expenditures. In 2009, the decrease in cash flow for AM&M was primarily due to cash used for working capital attributable to increased billed receivables associated with 2009 sales growth, primarily system field services.

(5)

The decrease in cash flows in 2011 for Electronic Systems was primarily due to lower operating income compared to 2010 for warrior systems, training & simulation, space & propulsion and microwave and liquidation of advance payments at microwave, partially offset by lower working capital requirements at warrior systems. The increase in cash flows for Electronic Systems in 2010 was primarily due to higher operating income compared to 2009 for integrated sensor systems, microwave, aviation products and undersea warfare. The increase in cash flows for Electronic Systems in 2009 was primarily due to higher operating income compared to 2008 for several business areas, primarily integrated sensor systems and power and control systems.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Historically, approximately 75% of L-3’s annual sales have been generated from DoD customers. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units.

In addition to the factors noted in the previous paragraph that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2011 assumed a declining DoD budget through 2014 with modest growth beginning in fiscal year 2015, consistent with our discussion of industry considerations on page 36. However, our current estimates and assumptions may not result in the projected cash flow outcomes due to a number of factors, including:

•

the impact on our businesses of the recent DoD base budget cuts, including $22 billion of cuts in the FY 2012 enacted budget compared to the FY 2012 budget request, and $259 billion of cuts to the proposed DoD base budgets for FY 2013 to FY 2017 compared to the previously proposed DoD base budgets, and their impact on our future results of operations and cash flows; and

•

the outcome of potential additional cuts of $500 billion for FY 2013 through FY 2021 due to the sequestration process, which becomes effective on January 3, 2013, unless Congress enacts new legislation to rescind them.

Additionally, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including our eight reporting units with fair value cushions of less than 20% in the table on page 48. Actions we may take include, consolidating and streamlining select business operations, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated (1) 2012 cash flow amount, (2) average cash flow growth rates for 2012 – 2014, and (3) weighted average cash flow growth rates for 2015 and 2016 and after 2016 for each of our reportable segments.

Reportable Segment	Estimated Cash Flow		Estimated Average Cash Flow Growth Rates
	(in millions) 2012		2012 – 2014 3 Yr. Average	2015 – 2016	After 2016
C3ISR	$272	(1)	(8)%	0%	1.4%
Government Services	$193	(2)	(16)%	0%	1.0%
AM&M	$125	(3)	(14)%	0%	.5%
Electronic Systems	$444	(4)	1%	(2.3)%	1.0%

(1)

C3ISR projected cash flows are expected to increase by $12 million from $260 million in 2011 to $272 million in 2012. The increase is primarily due to slight improvements in sales, operating income and working capital requirements.

(2)

Government Services projected cash flows are expected to decrease by $148 million from $341 million in 2011 to $193 million in 2012. The decrease is due primarily to lower expected sales, operating income, and margins.

(3)

AM&M projected cash flows are expected to decrease by $49 million from $174 million in 2011 to $125 million in 2012. The decrease is primarily due to lower margins and higher capital expenditures due to IT Systems and facility upgrades.

(4)

Electronic Systems projected cash flows are expected to decrease by $78 million from $522 million in 2011 to $444 million in 2012. The decrease is due to lower operating income and margins at undersea warfare, aviation products and power systems, and liquidation of advance payments on contracts with non-DoD customers at undersea warfare. These decreases are partially offset by margin and working capital improvements at warrior systems.

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

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of eight, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2011 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these eight reporting units.

		Estimated Annual Cash Flow
		Growth Rate(1)				Estimated 2011 Cash Flows(1)
Reporting Unit	Risk Adjusted Discount Rates	2011	2010	2009	3 Year Average		Goodwill Balance(2)	Excess Fair Value(3)
Power & Control Systems(4)	7.1%	21%	(34)%	41%	9%	$81	$776	18%	$155
Undersea Warfare(5)	7.1%	(33)%	24%	1,441%	477%	$33	$203	17%	$29
Microwave Group(6)	7.6%	(41)%	46%	(26)%	(7)%	$61	$790	14%	$172
Marine Services(7)	6.9%	(66)%	(66)%	593%	153%	$3	$63	13%	$9
Government Services(8)	7.1%	20%	9%	(41)%	(4)%	$341	$2,192	11%	$318
AM&M(9)	7.1%	(24)%	46%	(30)%	(2.5)%	$174	$1,166	11%	$173
Space & Propulsion Systems(10)	7.1%	(46)%	(19)%	(10)%	(25)%	$22	$250	8%	$27
Warrior Systems(11)	7.1%	(40)%	(24)%	22%	(14)%	$18	$559	7%	$69

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.
(2)

The goodwill balance is as of November 30, 2011, our goodwill impairment testing date except for the Marine Services reporting unit, whose goodwill balance represents the amount of goodwill remaining after the non-cash impairment charge of $43 million.

(3)

The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(4)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 51% in 2012 compared to 2011 due to the wind down of a U.S. Army Indefinite Delivery Indefinite Quality (IDIQ) contract, as well as the liquidation of advance payments as a result of deliveries to foreign customers. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will be approximately 35% and 34% below 2011 in 2013 and 2014, respectively, due to continued weakness in the commercial shipbuilding market and further liquidation of advances to foreign customers. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

(5)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 157% in 2012 compared to 2011 levels due to liquidations of advance payments on contracts with non-DoD customers and contracts nearing completion. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will remain approximately 56% and 58% below 2011 levels in 2013 and 2014, respectively, reflecting continued lower demand from allied foreign navies. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

(6)

Our DCF valuation for this reporting unit assumed higher projected cash flow of approximately 43% in 2012 compared to 2011. The unit’s 2011 cash flows were negatively impacted by lower manufacturing yields which delayed shipments of power devices for satellite communications systems. The DCF for 2012 reflects the expected resolution of lower manufacturing yields encountered in 2011, as well an increase in expected receipt of advance payments in 2012. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will be approximately 35% and 39% above 2011 levels in 2013 and 2014, respectively, due to expected higher manufacturing yields. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

(7)

The goodwill balance for the Marine Services reporting unit is the balance remaining after the non-cash impairment change of $43 million. Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 128% in 2012 compared to 2011 levels due to lower DoD budgets which caused shipyards to retain work that had been typically outsourced and lower margins on existing and expected follow on contracts due to pricing pressure resulting from increased competition. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will be approximately 76% to 80% above depressed 2011 levels in 2013 and 2014, respectively, as we expect shipyards to begin outsourcing work to Marine Services. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

(8)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 43% in 2012 compared to 2011 levels due to lower expected sales, operating income, and margins resulting from: contract re-compete losses in 2011, the drawdown of U.S. military forces from Iraq that was completed in December 2011 and the impact of DoD efficiency initiatives. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will remain approximately 44% and 45% below 2011 levels in 2013 and 2014, respectively, reflecting continued constraints on the DoD budget. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

(9)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 28% in 2012 compared to 2011 levels due to lower margins and higher capital expenditures due to IT Systems and facility upgrades. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will remain approximately 33% and 37% below 2011 levels in 2013 and 2014, respectively, reflecting continued constraints on the DoD budget. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow .5% annually after 2016.

(10)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 43% in 2012 compared to 2011 levels due to liquidation of advance payments on a international contract. In addition, our DCF valuation for this reporting unit assumed that projected cash flow will grow 25% and 23% above depressed 2011 levels in 2013 and 2014, respectively, reflecting growth in M-60 tank refurbishments for foreign militaries and a ramp up in Bradley production in 2014. Projected cash flows are expected to decrease 6.6% from 2015 to 2016 and then grow .6% annually after 2016.

(11)

The warrior systems reporting unit was created in the third quarter of 2010 as a result of our acquisition of Insight Technology on April 14, 2010, and its combination with two existing integrated sensor systems businesses. Cash flow data for 2009 includes the cash flows from the two former integrated sensor systems businesses and the 2010 cash flow includes these two businesses and Insight Technology from the acquisition date. The DCF valuation for this reporting unit assumed an average cash flow growth rate of 98% during 2012 through 2014. This increase is primarily attributable to an increase of $52 million or 297% in 2012 due to margin and working capital improvements. The cash flows assume an average negative 1.5% growth rate in 2013 and 2014 due to higher working capital needs. Projected cash flows are expected to remain flat from 2015 to 2016 and then grow 1% annually after 2016.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2012 is expected to increase by $34 million to $179 million from $145 million in 2011. Our discount rate assumption decreased from a weighted average rate of 5.57% in 2010 to 5.02% in 2011. The increase in our 2012 pension expense is primarily due to the decrease in discount rate and a decrease in the expected long-term return on plan assets assumption for our U.S. pension plans from 8.75% in 2011 to 8.25% in 2012. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 60 for a further discussion of our estimated 2012 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2011 and 2010 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” on page 60.

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2011, we had deferred tax assets of $651 million, deferred tax liabilities of $923 million and a valuation allowance of $14 million. The deferred tax assets include $19 million for loss carryforwards and $10 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2011, the consolidated carrying values of our property, plant and equipment were $934 million, certain long-term investments were $43 million, and capitalized software development costs were $39 million. As of December 31, 2011, the carrying value of our property, plant and equipment represented 6% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the years ended December 31, 2011 compared with 2010 and 2010 compared with 2009.

	Year Ended December 31,		Increase/ (decrease)		Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2011(1)	2010			2010	2009
Net sales	$15,169	$15,680	$(511)		$15,680	$15,615	$65
Operating income	$1,598	$1,750	$(152)		$1,750	$1,656	$94
Goodwill impairment charge	43	—	43		—	—	—

Segment operating income	$1,641	$1,750	$(109)		$1,750	$1,656	$94

Operating margin	10.5%	11.2%	(70)	bpts	11.2%	10.6%	60	bpts
Goodwill impairment charge	0.3%	—	30	bpts	—	—	—

Segment operating margin	10.8%	11.2%	(40)	bpts	11.2%	10.6%	60	bpts
Net interest expense and other income	$235	$248	$(13)		$248	$260	$(12)
Debt retirement charge	$35	$18	$17		$18	$10	$8
Effective income tax rate	27.1%	34.9%	nm		34.9%	34.3%	60	bpts

Net income attributable to L-3	$956	$955	$1		$955	$901	$54

Diluted earnings per share	$9.03	$8.25	$0.78		$8.25	$7.61	$0.64

Diluted weighted average common shares outstanding	105.6	115.1	(9.5)		115.1	117.4	(2.3)

(1)      The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 of diluted earnings per share, for a net reversal of amounts previously accrued related to tax years for which the statue of limitations has expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share due to a decline in the estimated fair value of our Marine Services business and (3) $14 million ($8 million after income taxes), or $0.08 per diluted share for our share of an impairment charge for long-lived assets at an equity method investment.

nm - Not meaningful.

2011 Compared with 2010

Net Sales: For the year ended December 31, 2011, consolidated net sales of $15.2 billion decreased by 3% compared to the year ended December 31, 2010. Lower sales from the AM&M, Government Services and Electronic Systems were partially offset by sales growth from the C3ISR segments. Acquired businesses, which are all included in the Electronics Systems segment, contributed $160 million to net sales for the year ended December 31, 2011.

Sales from services, primarily from our Government Services, AM&M and C3ISR segments, decreased by $478 million to $7,606 million, representing approximately 50% of consolidated net sales, for the year ended December 31, 2011, compared to $8,084 million, or approximately 52% of consolidated net sales for the year ended December 31, 2010. Sales from services decreased primarily due to the loss of the SOFSA, Afghanistan Ministry of Defense (MoD) support and Federal Aviation Administration (FAA) IT support services contracts, reduced subcontractor pass-through sales related to U.S. Army systems and software engineering and services (SSES), and lower linguist services, training, intelligence support and logistics support services for the U.S.

Army due to the drawdown of U.S. military forces from Iraq. These decreases were partially offset by increased contractor logistics support (CLS) services for U.S. Army C-12 aircraft, and increased intelligence and information technology (IT) support services for U.S. Government agencies.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, decreased by $33 million to $7,563 million, representing approximately 50% of consolidated net sales for the year ended December 31, 2011, compared to $7,596 million, or approximately 48% of consolidated net sales, for the year ended December 31, 2010. The decrease in product sales was due to sales volume declines primarily for Joint Cargo Aircraft (JCA), night vision products, combat propulsion systems, mobile satellite communication systems and simulation & training devices. The decreases were partially offset by sales from acquired businesses, and organic sales growth primarily for networked communication and integrated sensor systems. See the reportable segment results below for additional discussion of our segment sales.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2011 decreased by $152 million, or 9%, compared to the year ended December 31, 2010. Segment operating income for the year ended December 31, 2011 decreased by $109 million, or 6%, compared to the year ended December 31, 2010. Segment operating margin decreased by 40 basis points to 10.8% for the year ended December 31, 2011 compared to 11.2% for the year ended December 31, 2010. Lower operating margins in the C3ISR, Government Services and Electronic Systems segments were partially offset by higher operating margins for the AM&M segment. See the reportable segment results below for additional discussion of operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $13 million for the year ended December 31, 2011 compared to the prior year. The decrease was primarily due to lower amortization of bond discounts and lower interest expense as a result of recent debt refinancings, partially offset by $14 million for our share of an impairment charge for long-lived assets at an equity method investment.

Debt Retirement Charge: During 2011, we redeemed our 5 7/8% 2015 Notes and $500 million of our 6 3/8% 2015 Notes and recorded related debt retirement charges of $35 million. During 2010, we redeemed our 6 1/8% Senior Subordinated Notes due 2013 and 2014 and recorded related debt retirement charges of $18 million. See Liquidity and Capital Resources – Statement of Cash Flows – Debt Repayments for additional information.

Effective income tax rate: The effective tax rate for the year ended December 31, 2011 decreased to 27.1% from 34.9% for the year ended December 31, 2010. Excluding the Q4 2011 Items, the effective tax rate would have decreased to 32.1% for 2011. This decrease was primarily due to: (1) $12 million for the reversal of previously accrued amounts in the second quarter of 2011, (2) additional federal tax benefits on the repatriation of foreign earnings, and (3) a 2010 tax provision of $5 million, or $0.04 per diluted share, related to the unfavorable tax treatment of the U.S. Federal Patient Protection and Affordable Care Act that did not recur in 2011.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 increased by $1 million to $956 million for the year ended December 31, 2011, compared to last year and diluted earnings per share (EPS) increased 9% to $9.03 from $8.25. Excluding the Q4 2011 Items of $28 million, or $0.26 per share, net income attributable to L-3 decreased $27 million to $928 million and diluted EPS increased $0.52, or 6%, to $8.77.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2011 decreased by 9.5 million shares, or 8%, compared to the year ended December 31, 2010. The decrease was due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2010 Compared with 2009

Net Sales: For the year ended December 31, 2010, consolidated net sales of approximately $15.7 billion increased slightly compared to the year ended December 31, 2009. Sales growth from the C3ISR segment was offset by lower sales from the Government Services and Electronic Systems reportable segments and the AM&M reportable segment, primarily due to the loss of the SOFSA contract. Acquired businesses, primarily Insight Technology and 3Di, contributed $207 million to net sales for the year ended December 31, 2010.

Sales from services decreased by $15 million to $8,084 million for the year ended December 31, 2009, compared to $8,099 million for the year ended December 31, 2009. Sales from services represented approximately 52% of consolidated net sales for each of the years. The decrease was due primarily to reduced SSES pass-through volume, the loss of the SOFSA contract and the loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol, and lower sales volume for marine services and simulation & training due to contracts nearing completion. These decreases were partially offset by organic sales growth in airborne ISR logistics support and fleet management services for the U.S. Air Force and information technology (IT) support services for the U.S. Special Operations Command (SOCOM) and other U.S. Government agencies.

Sales from products increased by $80 million to $7,596 million for the year ended December 31, 2010, compared to $7,516 million for the year ended December 31, 2009. Sales from products represented approximately 48% of consolidated net sales for each of the years. The increase was primarily due to organic growth from networked communications, aircraft modernization, integrated sensor systems, microwave, and security & detection systems and sales from the Insight acquired business. These increases were partially offset by sales declines for combat propulsion systems, commercial shipbuilding products, precision engagement, displays, and marine services. See the reportable segment results below for additional discussion of our segment sales.

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

Net interest expense and other income: Net interest expense and other income decreased by $12 million for the year ended December 31, 2010 compared to the prior year primarily as a result of lower outstanding debt and higher income from investments accounted for using the equity method.

Debt Retirement Charge: During 2010, we redeemed our 6 1/8% Senior Subordinated Notes due 2013 and 2014 and recorded related debt retirement charges of $18 million. During 2009, we redeemed our 7 5/8% Senior Subordinated Notes due 2012 and recorded a related $10 million debt retirement charge. See Liquidity and Capital Resources – Statement of Cash Flows – Debt repayments for additional information.

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

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 increased by $54 million, or 6%, to $955 million for the year ended December 31, 2010 from $901 million for the year ended December 31, 2009. Diluted EPS increased by $0.64, or 8%, to $8.25 for the year ended December 31, 2010 from $7.61 for the year ended December 31, 2009.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2010 decreased by 2.3 million shares, or 2%, compared to the year ended December 31, 2009. The decrease was due to repurchases of our common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2011	2010(1)	2009(1)
	(dollars in millions)
Net sales:(2)
C3ISR	$3,568.2	$3,322.8	$3,015.9
Government Services	3,621.4	3,926.4	4,030.9
AM&M	2,439.5	2,780.9	2,827.8
Electronic Systems	5,539.6	5,649.5	5,740.1

Consolidated net sales	$15,168.7	$15,679.6	$15,614.7

Operating income:
C3ISR	$409.1	$391.2	$338.9
Government Services	279.8	341.7	383.3
AM&M	231.8	229.1	242.7
Electronic Systems	719.9	788.1	691.3

Total segment operating income	$1,640.6	$1,750.1	$1,656.2
Goodwill impairment charge	(42.6)	—	—

Consolidated operating income	1,598.0	1,750.1	1,656.2

Operating margin:
C3ISR	11.5%	11.8%	11.2%
Government Services	7.7%	8.7%	9.5%
AM&M	9.5%	8.2%	8.6%
Electronic Systems	13.0%	13.9%	12.0%
Total segment operating margin	10.8%	11.2%	10.6%
Goodwill impairment charge	(0.3)%	—	—

Consolidated operating margin	10.5%	11.2%	10.6%

(1)

As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2 to our audited consolidated financial statements, sales of $113 million and $141 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $76 million and $78 million were reclassified from the C3ISR segment to the Government Services segment for the years ended December 31, 2010 and 2009, respectively. In addition, operating income of $7 million and $16 million was reclassified from the Government Services segment to the Electronic Systems segment and operating income of $4 million and $5 million was reclassified from the C3ISR segment to the Government Services segment for the years ended December 31, 2010 and 2009, respectively.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Year Ended December 31,		Increase/ (decrease)		Year Ended December 31,
	2011	2010			2010	2009	Increase
	(dollars in millions)
Net sales	$3,568.2	$3,322.8	$245.4		$3,322.8	$3,015.9	$306.9
Operating income	409.1	391.2	17.9		391.2	338.9	52.3
Operating margin	11.5%	11.8%	(30)	bpts	11.8%	11.2%	60	bpts

2011 Compared with 2010

C3ISR net sales for the year ended December 31, 2011 increased by $245 million, or 7%, compared to the year ended December 31, 2010. This increase was primarily due to increased volume and new business for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services to the DoD, and international airborne ISR platforms. These increases were partially offset primarily by lower sales for airborne ISR platforms to the DoD and force protection products to foreign ministries of defense.

C3ISR operating income for the year ended December 31, 2011 increased by $18 million, or 5%, compared to the year ended December 31, 2010. Operating margin decreased by 30 basis points primarily due to lower margin sales mix for networked communication systems and a $6 million loss on a contract termination recorded in 2011.

2010 Compared with 2009

C3ISR net sales for the year ended December 31, 2010 increased by 10% compared to the year ended December 31, 2009 primarily due to demand for airborne ISR logistics support and fleet management services and networked communications systems for manned and unmanned platforms.

C3ISR operating income for the year ended December 31, 2010 increased by 15% compared to the year ended December 31, 2009. Operating margin increased by 60 basis points. Higher sales volume and improved contract performance increased operating margin by 60 basis points and lower pension expense of $6 million increased operating margin by 20 basis points. These increases were partially offset by higher lower margin services sales, which reduced operating margin by 20 basis points.

Government Services

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Decrease		2010	2009	Decrease
	(dollars in millions)
Net sales	$3,621.4	$3,926.4	$(305.0)		$3,926.4	$4,030.9	$(104.5)
Operating income	279.8	341.7	(61.9)		341.7	383.3	(41.6)
Operating margin	7.7%	8.7%	(100)	bpts	8.7%	9.5%	(80)	bpts

2011 Compared with 2010

Government Services net sales for the year ended December 31, 2011 decreased by $305 million, or 8%, compared to the year ended December 31, 2010. The decrease in sales was due to: (1) $124 million primarily related to the loss of the Afghanistan MoD support contract and the FAA IT support services contract, (2) $118 million in lower linguist services, training, intelligence support, and logistics support services for the U.S. Army due to the drawdown of U.S. military forces from Iraq, (3) $75 million in reduced SSES pass-through volume, (4) $51 million of lower sales related to the SBInet program for the U.S. Department of Homeland Security and an international maritime security enhancement program, and (5) $42 million for IT support services for the U.S.

Special Operations Command due to fewer task orders received because of more competitors on the current contract. These decreases were partially offset by $105 million in higher sales due to increased demand for intelligence and information technology support services for U.S. Government agencies.

Government Services operating income for the year ended December 31, 2011 decreased by $62 million, or 18%, compared to the year ended December 31, 2010. Operating margin decreased by 100 basis points. Lower contract profit rates on select new business and re-competitions of existing business due to competitive price pressures and higher business development costs for cyber security initiatives decreased operating margin by 60 basis points. Transaction costs of $9 million for the Engility spin-off and severance charges of $5 million reduced operating margin by 40 basis points.

2010 Compared with 2009

Government Services net sales for the year ended December 31, 2010 decreased by 3% compared to the year ended December 31, 2009. The decrease was primarily due to: (1) reduced subcontractor pass-through sales volume of $154 million related to reduced SSES pass through volume, (2) $46 million of lower sales volume from the loss of an Afghanistan MoD support contract, and (3) $27 million of lower sales volume from reduced tasking for Iraq training work. These decreases were partially offset by increases of $109 million primarily for increased logistics and law enforcement support services for the U.S. Army due to higher volume for Afghanistan, and information technology support services for SOCOM and other U.S. Government agencies. The increase in net sales from acquired businesses was $13 million.

Government Services operating income for the year ended December 31, 2010 decreased by 11% compared to the year ended December 31, 2009. Operating margin decreased by 80 basis points. Operating margin was reduced by 110 basis points primarily due to lower sales volume and lower margins on select contract renewals and new contracts. These decreases were partially offset by a decline in lower margin subcontractor pass-through sales, which increased operating margin by 30 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,		Increase/ (decrease)		Year Ended December 31,		Decrease
	2011	2010			2010	2009
	(dollars in millions)
Net sales	$2,439.5	$2,780.9	$(341.4)		$2,780.9	$2,827.8	$(46.9)
Operating income	231.8	229.1	2.7		229.1	242.7	(13.6)
Operating margin	9.5%	8.2%	130	bpts	8.2%	8.6%	(40)	bpts

2011 Compared with 2010

AM&M net sales for the year ended December 31, 2011 decreased by $341 million, or 12%, compared to the year ended December 31, 2010. The decrease was primarily the result of $332 million from the SOFSA contract loss, $75 million from lower JCA volume, and $35 million due to lower sales for MHP, partially offset by increased CLS services for U.S. Army C-12 aircraft.

AM&M operating income for the year ended December 31, 2011 increased by $3 million, or 1%, compared to the year ended December 31, 2010. Operating margin increased by 130 basis points. The increase in operating margin was due to: (1) improved contract performance for rotary wing cabin assemblies and special mission aircraft, which increased operating margin by 100 basis points, (2) the sales decline on the lower margin SOFSA contract, which increased operating margin by 60 basis points, and (3) a 2011 first quarter favorable price adjustment of $10 million for an international aircraft modernization contract, which increased operating margin by 40 basis points. These margin increases were partially offset by a 70 basis point decrease in operating margin primarily due to JCA for higher costs and reduced aircraft order quantities.

2010 Compared with 2009

AM&M net sales for the year ended December 31, 2010 decreased by 2% compared to the year ended December 31, 2009. The decrease was primarily due to sales volume declines of $123 million from SOFSA and $45 million from the loss of an aircraft maintenance contract with the U.S. Customs and Border Patrol in 2009. These decreases were partially offset by $121 million in sales increases primarily for higher volume for JCA, rotary wing cabin assemblies, and the Canadian Maritime Helicopter Program.

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

Electronic Systems

	Year Ended December 31,		Decrease		Year Ended December 31,		Increase/ (decrease)
	2011	2010			2010	2009
	(dollars in millions)
Net sales	$5,539.6	$5,649.5	$(109.9)		$5,649.5	$5,740.1	$(90.6)
Operating income	719.9	788.1	(68.2)		788.1	691.3	96.8
Operating margin	13.0%	13.9%	(90)	bpts	13.9%	12.0%	190	bpts

2011 Compared with 2010

Electronic Systems net sales for the year ended December 31, 2011 decreased by $110 million, or 2%, compared to the year ended December 31, 2010, reflecting lower sales of: (1) $376 million due to declining DoD demand for night vision products, combat propulsion systems, mobile satellite communication systems and simulation & training devices, (2) $40 million due to lower manufacturing yields for power devices for satellite communications systems, and (3) $9 million from the sale of a general aviation product technology license in the 2010 fourth quarter that did not recur in the 2011 fourth quarter. These decreases were partially offset by sales from acquired businesses of $160 million, sales volume increases of $122 million for integrated sensor systems to the U.S. Army and U.S. Air Force, and higher sales for commercial shipbuilding products of $33 million, with a majority of the increase from commercial shipbuilding products due to the strengthening of the U.S. dollar against the Euro.

Electronic Systems operating income for the year ended December 31, 2011 decreased by $68 million, or 9%, compared to the year ended December 31, 2010. Operating margin decreased by 90 basis points. Unfavorable contract performance and lower sales primarily for warrior systems and simulation & training reduced operating margin by 150 basis points, and lower manufacturing yields for power devices for satellite communication systems reduced operating margin by 20 basis points. These decreases in operating margin were partially offset by 80 basis points due primarily to higher sales volume for integrated sensor systems.

2010 Compared with 2009

Electronic Systems net sales for the year ended December 31, 2010 decreased by 2% compared to the year ended December 31, 2009, reflecting lower sales volume of: (1) $113 million for combat propulsion systems due to a reduction in DoD funding for Bradley Fighting Vehicles, (2) $107 million due to reduced demand for commercial ship building products, and (3) $168 million from precision engagement, marine services, training & simulation, and displays due to contracts nearing completion. These decreases were partially offset by $94 million of sales volume increases due primarily to higher demand for integrated sensor systems products to the U.S. Army, microwave products and security & detection systems, and $9 million from the sale of a technology license. Acquired businesses, primarily Insight and 3Di, contributed $194 million to net sales.

Electronic Systems operating income for the year ended December 31, 2010 increased by 14% compared to the year ended December 31, 2009. Operating margin increased by 190 basis points. Favorable sales mix across several businesses, primarily integrated sensor systems products, increased operating margin by 150 basis points. Additionally, three items comprised of: (1) the sale of a technology license for $9 million, (2) a volume price adjustment on a supply contract of $6 million, and (3) a favorable contract modification for precision engagement of $5 million, collectively increased operating income by $20 million and operating margin by 40 basis points compared to the year ended December 31, 2009. Lower pension expense of $10 million increased operating margin by 20 basis points. These increases were partially offset by severance charges of $11 million, which reduced operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2011, we had total cash and cash equivalents of $764 million. While no amounts of the cash and cash equivalents are considered restricted, $208 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $1,484 million of cash from operating activities during the year ended December 31, 2011. Significant cash uses during the year ended December 31, 2011, included $958 million to repurchase shares of our common stock, and $188 million for dividends.

As of December 31, 2011, we also had $997 million of borrowings available under our Revolving Credit Facility, after reductions of $3 million for outstanding letters of credit, subject to certain conditions. On February 3, 2012, we amended and restated our Revolving Credit Facility (Amended and Restated Revolving Credit Facility), which also extended the expiration date to February 3, 2017. We currently believe that our cash from operating activities together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our debt refinancing activities during 2011, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities-Debt” on page 62.

Balance Sheet

Billed receivables decreased by $59 million to $1,240 million at December 31, 2011 from $1,299 million at December 31, 2010 due to the timing of billings and collections primarily for government services, commercial shipbuilding, network communications, undersea warfare, microwave, and display systems. These decreases were partially offset by increases in integrated sensor systems and ISR services due to higher sales, and the timing of billings and collections for simulation & training and AM&M.

Contracts in process increased by $81 million to $2,629 million at December 31, 2011 from $2,548 million at December 31, 2010 due to the following:

•

Increases of $18 million in unbilled contract receivables primarily due to sales exceeding billings for networked communications, secure communications, ISR services, and commercial shipbuilding, partially offset by decreases due to lower sales and billings for government services, and combat propulsion systems; and

•

Increases of $63 million in inventoried contract costs across several business areas, primarily AM&M for spare parts, integrated sensor systems and space & propulsion systems to support current and anticipated customer demand, and Government Services inventoried pre-contract costs in anticipation of a Q1 2012 award, offset by decreases in precision engagement due to product deliveries.

L-3’s receivables days sales outstanding (DSO) was 73 at December 31, 2011, compared with 70 at December 31, 2010. The increase in DSO was primarily due to the decrease in our trailing 12 month pro forma sales, partially offset by the decrease in billed receivables. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (365 days at both December 31, 2011 and December 31, 2010). Our trailing 12 month pro forma sales were $15,180 million at December 31, 2011 and $15,850 million at December 31, 2010.

The increase in inventories was primarily due to higher inventory for commercial shipbuilding to support demand, shipping delays for Warrior Systems, and $2 million of acquired inventories from business acquisitions. These increases were partially offset by lower microwave inventory.

The decrease in other current assets was primarily due to applying expected tax refunds, primarily for U.S. federal and state income taxes, to current year estimated tax payments.

The increase in net property, plant and equipment (PP&E) was principally due to capital expenditures, partially offset by depreciation expense.

Goodwill decreased by $33 million to $8,697 million at December 31, 2011 from $8,730 million at December 31, 2010.

The table below presents the changes in goodwill applicable to our reporting units in each reportable segment.

	C3ISR	Government Services	AM&M	Electronic Systems	Consolidated Total
	(in millions)
Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730
Business acquisitions	3	—	2	22	27
Impairment losses	—	—	—	(43)	(43)
Foreign currency translation(1)	—	—	(5)	(12)	(17)
Segment reclassification(2)	(5)	(94)	—	99	—

Balance at December 31, 2011	$866	$2,191	$1,169	$4,471	$8,697

(1)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decrease in goodwill presented in the AM&M and Electronic Systems segments during 2011 was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro.

(2)

As a result of re-alignments of business units in our management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the quarter ended April 1, 2011.

The decrease in identifiable intangible assets was primarily due to amortization expense partially offset by the recognition of $5 million of intangible assets for the business acquisitions during 2011.

The fluctuation in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third-party vendors and subcontractors were received and payments were made. The decrease in accrued employment costs was due to the timing of payments and reductions in headcount for payroll taxes and salaries and wages, reduced incentive compensation and lower benefit costs.

The decrease in advance payments and billings in excess of costs incurred was primarily due to liquidations upon shipment and invoicing for certain microwave, security & detection systems, and power & control systems contracts, partially offset by increases in performance based billings for certain AM&M, C3ISR and undersea warfare contracts.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets during 2011 for tax purposes. Other liabilities decreased primarily due to the reversal of previously accrued income tax expense related to tax years for which the statutes of limitations had expired.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses and approximately 22% of its employees. At December 31, 2011, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $2,679 million and exceeded the fair value of L-3’s pension plan assets of $1,712 million by $967 million. At December 31, 2010, L-3’s projected benefit obligation was $2,365 million and exceeded the fair value of L-3’s pension plan assets of $1,585 million by $780 million. The $187 million increase in our unfunded status was due to pension expense of $145 million for 2011, and a net increase of $218 million in accumulated other comprehensive loss comprised of $268 million primarily for net actuarial losses experienced in 2011 and $50 million of amortization of net actuarial losses and prior service costs as a component of pension expense in 2011, partially offset by employer pension contributions of $176 million.

The 2011 increase of $268 million in accumulated other comprehensive loss as noted above was primarily due to (i) the reduction in our weighted average discount rate from 5.57% at December 31, 2010 to 5.02% at December 31, 2011 and (ii) our actual 2011 pension plan asset return of approximately 4%, which was lower than our weighted average expected long-term rate of return assumption of 8.55%. The actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss) and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements.

Our pension expense for 2011 was $145 million. We currently expect pension expense for 2012 to increase $34 million to approximately $179 million primarily due to the reduction in our weighted average discount rate and a change in the expected long-term return on plan assets assumption for our U.S. pension plans to 8.25% in 2012 from 8.75% in 2011.

Our pension expense for 2012 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2012, including the discount rate, expected long-term return on plan assets and salary increases. The businesses that will comprise Engility do not have any employees who participate in our pension plans.

Our contributions for 2011 were $176 million and we currently expect to contribute approximately $173 million to our pension plans in 2012. Actual 2012 pension contributions could be affected by changes in the funded status of our pension plans during 2012. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by our discount rate assumption. For example, a reduction to the discount rate of 25 basis points would increase our projected benefit obligation at December 31, 2011 by approximately $95 million and our estimated pension expense for 2012 by approximately $12 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2011 by approximately $91 million, and our estimated pension expense for 2012 by approximately $11 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash from operating activities	$1,484	$1,461	$1,407
Net cash used in investing activities	(203)	(945)	(272)
Net cash used in financing activities	(1,120)	(918)	(1,005)

Operating Activities

2011 Compared with 2010. We generated $1,484 million of cash from operating activities during the year ended December 31, 2011, an increase of $23 million compared with $1,461 million generated during the year ended December 31, 2010. The increase was primarily due to lower tax payments.

2010 Compared with 2009. We generated $1,461 million of cash from operating activities during the year ended December 31, 2010, an increase of $54 million compared with $1,407 million generated during the year ended December 31, 2009. The increase was due to $55 million of higher net income and $51 million of higher non-cash expenses primarily for higher deferred income taxes and stock-based employee compensation. These increases were partially offset by $52 million of more net cash used for changes in operating assets and liabilities primarily for billed receivables and pension and postretirement benefits. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources – Balance Sheet” beginning on page 58.

Interest Payments. Our cash from operating activities included interest payments on debt of $238 million for the year ended December 31, 2011, $233 million for the year ended December 31, 2010, and $237 million for the year ended December 31, 2009. Our interest expense also included amortization of deferred debt issue costs and bond discounts, which are non-cash items.

Investing Activities

During 2011, we used $203 million of cash primarily to: (1) acquire two businesses discussed under “Business Acquisitions and Dispositions” on page 40 and (2) pay $192 million for capital expenditures.

During 2010, we used $945 million of cash primarily to: (1) acquire four businesses discussed under “Business Acquisitions and Dispositions” on page 40, (2) pay $181 million for capital expenditures, and (3) invest $23 million in an unconsolidated subsidiary accounted for using the equity method.

During 2009, we used $272 million of cash primarily to: (1) acquire a business and pay the remaining contractual purchase price for a business acquisition completed prior to January 1, 2009 for a total of $90 million, and (2) pay $186 million for capital expenditures.

Financing Activities

Debt

At December 31, 2011, total outstanding debt was $4,125 million, of which $2,938 million was senior debt and $1,187 million was subordinated debt and CODES, compared to $4,137 million at December 31, 2010, of which $1,794 million was senior debt and $2,343 million was subordinated debt and CODES. At December 31, 2011, borrowings available under our $1 billion Revolving Credit Facility were $997 million, after reduction for outstanding letters of credit of $3 million. We also had $407 million of other standby letters of credit at December 31, 2011, that may have been drawn upon in the event that we did not perform on certain of our contractual requirements. There were no borrowings outstanding under our Revolving Credit Facility at December 31, 2011. At December 31, 2011, our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 10 to our audited consolidated financial statements for the components of our debt at December 31, 2011.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the years ended December 31, 2011, 2010 and 2009 are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

Debt Repayments

We used the net cash proceeds from the Senior Note issuances, together with cash on hand, to repay our outstanding $650 million term loan on October 7, 2009 and redeem certain of our outstanding Senior Subordinated Notes. Information on the Senior Subordinated Notes we redeemed during the years ended December 31, 2011, 2010 and 2009 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7/8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%
6 1/8% Senior Subordinated Notes due January 15, 2014	June 21, 2010	$400	$13	102.042%
6 1/8% Senior Subordinated Notes due July 15, 2013	July 15, 2010	$400	$5	101.021%
7 5/8% Senior Subordinated Notes due June 15, 2012	November 2, 2009	$750	$10	101.271%

On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES. The CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of CODES. We may, from time to time, make open market purchases of our outstanding debt securities, including the CODES. Whether or not we repurchase any of our outstanding debt securities, including the CODES, the amount of any such repurchases will vary depending on numerous factors, including, without limitation, the trading price of our debt, other market conditions, our ongoing capital allocation planning, the levels of our cash and debt balances, other demands for cash, such as acquisition activity, and general economic conditions.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of December 31, 2011, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holding’s common stock price is more than 120% (currently $115.78) of the then current conversion price (currently $96.48) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price of February 28, 2012 was $70.28 per share.

Guarantees. The borrowings under the Amended and Restated Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the senior notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the senior subordinated notes are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination. The guarantees of the Amended and Restated Revolving Credit Facility and the senior notes rank senior to the guarantees of the senior subordinated notes and the CODES and rank pari passu with each other. The guarantees of the senior subordinated notes and CODES rank pari passu with each other and are junior to the guarantees of the Amended and Restated Revolving Credit Facility and senior notes.

Equity

During 2011 and 2010, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
2011
February 8	March 1	$0.45	March 15	$49
April 26	May 17	$0.45	June 15	$48
July 12	August 18	$0.45	September 15	$46
October 11	November 17	$0.45	December 15	$45

2010
February 2	March 1	$0.40	March 15	$47
April 27	May 17	$0.40	June 15	$46
July 13	August 17	$0.40	September 15	$46
October 26	November 17	$0.40	December 15	$45

On February 7, 2012, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 11% to $0.50 per share, payable on March 15, 2012, to shareholders of record at the close of business on March 1, 2012.

On February 21, 2012, the number of holders of L-3 Holdings’ common stock was approximately 39,650. On February 28, 2012, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $70.28 per share.

For the year ended December 31, 2011, L-3 Holdings repurchased $958 million, or 13.3 million shares, of its common stock compared to $834 million, or 11.0 million shares, of its common stock for the year ended December 31, 2010.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2011, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
	Total	Less than 1 year		1 – 3 years	3 – 5 years	More than 5 years
	(in millions)
Contractual Obligations
L-3 Communications long-term debt(1)	$3,450	$—		$—	$1,000	$2,450
L-3 Holdings long-term debt(1)(2)	689	—		—	—	689
Interest payments(3)	1,787	195		389	357	846
Non-cancelable operating leases(4)	620	173		225	119	103
Notes payable and capital lease obligations	10	—		1	8	1
Purchase obligations(5)	2,333	2,044		271	16	2
Other long-term liabilities(6)	323	186	(7)	81	7	49

Total(8)	$9,212	$2,598		$967	$1,507	$4,140

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 10.3644 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a current conversion price of $96.48 per share). The conversion feature of the CODES may require L-3 Holdings to settle the principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $115.78) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. Additionally, holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, if any). See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 28, 2012 was $70.28.

(3)

Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2011 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)	Represents open purchase orders at December 31, 2011 for amounts expected to be paid for goods or services that are legally binding.

(6)

Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2013 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2012.

(7)

Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2012, we expect to contribute approximately $173 million to our pension plans and approximately $13 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.

(8)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2011 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2011, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(in millions)
Contingent Commitments
Standby letters of credit under our Revolving Credit Facility(1)	$3	$3	$—	$—	$—
Other standby letters of credit(1)	407	356	38	8	5
Other guarantees(2)	3	—	—	—	3
Contingent commitments for earnout payments on business acquisitions(3)	21	—	16	5	—

Total(4)	$434	$359	$54	$13	$8

(1)

Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)

Represents the minimum guarantees made by L-3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 19 to our audited consolidated financial statements for a description of these guarantees).

(3)

Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement. At December 31, 2011, our consolidated balance sheet includes $16 million within the other liabilities caption for the fair value of these contingent purchase payments.

(4)

The total amount does not include residual value guarantees for two real estate lease agreements that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2012. See Note 19 to our audited consolidated financial statements for a further description of these leases.

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

Interest Rate Risk. Our Amended and Restated Revolving Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes, senior subordinated notes, and CODES are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Amended and Restated Revolving Credit Facility, if any, are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2011, the notional value of foreign currency forward contracts was $335 million and the net fair value of these contracts was an asset of $1 million. The notional values of our foreign currency forward contracts with maturities ranging through 2016 and thereafter are presented in the table below.

	Year of Maturity
	2012	2013	2014	2015	2016 and thereafter
	(in millions)
Notional value	$280	$27	$22	$6	$—

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	timing and completion of the planned spin-off of the businesses that will comprise Engility and our ability to achieve anticipated benefits;

•	the effects on the businesses that will comprise Engility leading up to the planned spin-off;

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	backlog processing and program slips resulting from delayed funding of the DoD budget;

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” on page 66 and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2011.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2011. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-1 to our audited consolidated financial statements for their report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage at its website at http://www.L-3com.com under the link “Code of Ethics and Business Conduct”. The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 is included in the sections captioned “Proposal 1. Election of Directors”, “Continuing Members of the Board of Directors”, “Executives and Certain Other Officers of the Company”, “Section 16(A) Beneficial Ownership Reporting Compliance” and “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2012 Annual Meeting of Shareholders, to be held on April 24, 2012, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The following sections of the Company’s Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis”, “Tabular Executive Compensation Disclosure”, “Compensation of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Certain Relationships and Related Transactions” and “The Board of Directors and Certain Governance Matters” sections of the Company’s Proxy Statement are incorporated herein by reference.

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

Exhibits

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
*4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.4	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
*4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee.
4.6	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
*4.7	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.8	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.9	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.10	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
4.11	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).
*4.12	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee.
†10.1	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.2	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.3	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.4	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.6	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.7	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.9	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 26, 2010 (File Nos. 001-14141 and 333-46983)).
†10.10	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.13 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†10.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†10.14	Amended and Restated 2008 Long Term Performance Plan Nonqualified Stock Option Agreement, effective February 22, 2012, between L-3 Communications Holdings, Inc. and Michael T. Strianese (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K dated February 28, 2012 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2012 CEO Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Current Report on Form 8-K dated February 28, 2012 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†*10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version) (incorporated by reference to Exhibit 10.20 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 001-14141 and 333-46983)).
†10.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2011 Version) (incorporated by reference to Exhibit 10.19 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (File Nos. 001-14141 and 333-46983)).
†*10.21	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2012 Version).
†10.22	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†10.23	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10.24	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.25	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.26	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.27	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.28	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.

Exhibit No.	Description of Exhibits
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2011 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants’ have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By: /s/ RALPH G. D’AMBROSIO

Title: Senior Vice President and Chief Financial Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants’ in the capacities indicated on February 29, 2012.

Signature	Title

/s/ MICHAEL T. STRIANESE Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ RALPH G. D’AMBROSIO Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DAN AZMON Dan Azmon	Vice President, Controller and Principal Accounting Officer

/s/ ROBERT B. MILLARD Robert B. Millard	Director

/s/ CLAUDE R. CANIZARES Claude R. Canizares	Director

/s/ THOMAS A. CORCORAN Thomas A. Corcoran	Director

/s/ LEWIS KRAMER Lewis Kramer	Director

/s/ H. HUGH SHELTON H. Hugh Shelton	Director

/s/ ARTHUR L. SIMON Arthur L. Simon	Director

/s/ ALAN H. WASHKOWITZ Alan H. Washkowitz	Director

/s/ JOHN P. WHITE John P. White	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 29, 2012

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$764	$607
Billed receivables, net of allowances of $27 in 2011 and $34 in 2010	1,240	1,299
Contracts in process	2,629	2,548
Inventories	317	303
Deferred income taxes	99	114
Other current assets	195	207

Total current assets	5,244	5,078

Property, plant and equipment, net	934	923
Goodwill	8,697	8,730
Identifiable intangible assets	410	470
Deferred debt issue costs	33	39
Other assets	179	211

Total assets	$15,497	$15,451

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$—	$11
Accounts payable, trade	432	463
Accrued employment costs	631	672
Accrued expenses	616	569
Advance payments and billings in excess of costs incurred	564	580
Income taxes	40	49
Other current liabilities	407	389

Total current liabilities	2,690	2,733

Pension and postretirement benefits	1,137	943
Deferred income taxes	385	308
Other liabilities	436	486
Long-term debt	4,125	4,126

Total liabilities	8,773	8,596

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc’s common stock: $.01 par value; 300,000,000 shares authorized, 98,979,411 shares outstanding at December 31, 2011 and 108,623,509 shares outstanding at December 31, 2010 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,064	4,801
L-3 Communications Holdings, Inc’s treasury stock (at cost), 45,314,918 shares at December 31, 2011 and 32,037,454 shares at December 31, 2010	(3,616)	(2,658)
Retained earnings	5,641	4,877
Accumulated other comprehensive loss	(454)	(256)

Total L-3 shareholders’ equity	6,635	6,764
Noncontrolling interests	89	91

Total equity	6,724	6,855

Total liabilities and equity	$15,497	$15,451

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales:
Products	$7,563	$7,596	$7,516
Services	7,606	8,084	8,099

Total net sales	15,169	15,680	15,615

Cost of sales:
Products	6,667	6,664	6,671
Services	6,861	7,266	7,288

Total cost of sales	13,528	13,930	13,959

Impairment charge	43	—	—

Operating income	1,598	1,750	1,656
Interest and other income, net	—	21	19
Interest expense	235	269	279
Debt retirement charge	35	18	10

Income before income taxes	1,328	1,484	1,386
Provision for income taxes	360	518	475

Net income	$968	$966	$911
Less: Net income attributable to noncontrolling interests	12	11	10

Net income attributable to L-3	$956	$955	$901
Less: Net income allocable to participating securities	2	5	8

Net income allocable to L-3 Holdings’ common shareholders	$954	$950	$893

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$9.14	$8.31	$7.65

Diluted	$9.03	$8.25	$7.61

Cash dividends paid per common share	$1.80	$1.60	$1.40

L-3 Holdings’ weighted average common shares outstanding:
Basic	104.4	114.3	116.8

Diluted	105.6	115.1	117.4

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					901		10	911
Pension and postretirement benefit plans:
Net gain arising during the period, net of income taxes of $13						19		19
Net prior service cost arising during the period, net of an income tax benefit of $1						(1)		(1)
Amortization of net loss and prior service cost previously recognized, net of income taxes of $21						31		31
Foreign currency translation adjustment						117		117

Total comprehensive income								1,077
Distributions to noncontrolling interests							(8)	(8)
Recognition of noncontrolling interest in a consolidated subsidiary							8	8
Cash dividends paid on common stock ($1.40 per share)					(165)			(165)
Shares issued:
Employee savings plans	2.0		139					139
Exercise of stock options	0.5		28					28
Employee stock purchase plan	1.1		70					70
Stock-based compensation expense			74					74
Treasury stock purchased	(7.0)			(505)				(505)
Other	0.2		2		(1)			1

Balance at December 31, 2009	115.4	1	4,448	(1,824)	4,108	(166)	93	6,660
Comprehensive income:
Net income					955		11	966
Pension and postretirement benefit plans:
Net loss arising during the period, net of an income tax benefit of $97						(145)		(145)
Net prior service credit arising during the period, net of income taxes of $12						19		19
Amortization of net loss and prior service cost previously recognized, net of income taxes of $16						25		25
Foreign currency translation adjustment						6		6
Unrealized gains on hedging instruments, net of income taxes of $4						5		5

Total comprehensive income								876
Distributions to noncontrolling interests							(13)	(13)
Cash dividends paid on common stock ($1.60 per share)					(184)			(184)
Shares issued:
Employee savings plans	1.8		143					143
Exercise of stock options	1.0		61					61
Employee stock purchase plan	1.0		68					68
Stock-based compensation expense			82					82
Treasury stock purchased	(11.0)			(834)				(834)
Other	0.4		(2)		(2)			(4)

Balance at December 31, 2010	108.6	1	4,800	(2,658)	4,877	(256)	91	6,855
Comprehensive income:
Net income					956		12	968
Pension and postretirement benefit plans:
Net loss arising during the period, net of an income tax benefit of $87						(189)		(189)
Net prior service cost arising during the period, net of an income tax benefit of $1						(1)		(1)
Amortization of net loss and prior service cost previously recognized, net of income taxes of $18						30		30
Foreign currency translation adjustment						(28)		(28)
Unrealized losses on hedging instruments, net of an income tax benefit of $7						(10)		(10)

Total comprehensive income								770
Distributions to noncontrolling interests							(11)	(11)
Cash dividends paid on common stock ($1.80 per share)					(188)			(188)
Shares issued:
Employee savings plans	2.1		137					137
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		46					46
Stock-based compensation expense			64					64
Treasury stock purchased	(13.3)			(958)				(958)
Other	0.3		(2)		(4)		(3)	(9)

Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$968	$966	$911
Depreciation of property, plant and equipment	173	164	158
Amortization of intangibles and other assets	74	67	60
Deferred income tax provision	107	111	74
Stock-based employee compensation expense	64	82	74
Contributions to employee savings plans in L-3 Holdings’ common stock	137	143	139
Amortization of pension and postretirement benefit plans net loss and prior service cost	48	41	52
Amortization of bond discounts (included in interest expense)	4	24	23
Amortization of deferred debt issue costs (included in interest expense)	9	12	11
Non-cash portion of debt retirement charge	11	5	—
Goodwill impairment charge	43	—	—
Equity in losses (earnings) of unconsolidated subsidiaries	12	(8)	(4)
Other non-cash items	2	(2)	1

Subtotal	1,652	1,605	1,499

Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	56	(109)	107
Contracts in process	(89)	(136)	(79)
Inventories	(14)	2	14
Accounts payable, trade	(30)	(2)	(118)
Accrued employment costs	(40)	22	(59)
Accrued expenses	48	47	(39)
Advance payments and billings in excess of costs incurred	(15)	63	(15)
Income taxes	(1)	78	27
Excess income tax benefits related to share-based payment arrangements	(2)	(7)	(4)
Other current liabilities	17	23	9
Pension and postretirement benefits	(83)	(78)	43
All other operating activities	(15)	(47)	22

Subtotal	(168)	(144)	(92)

Net cash from operating activities	1,484	1,461	1,407

Investing activities:
Business acquisitions, net of cash acquired	(20)	(756)	(90)
Proceeds from sale of a business	1	2	—
Capital expenditures	(192)	(181)	(186)
Dispositions of property, plant and equipment	6	10	4
Investments in equity investees	—	(23)	—
Other investing activities	2	3	—

Net cash used in investing activities	(203)	(945)	(272)

Financing activities:
Proceeds from sale of senior notes	1,143	797	996
Repayment of borrowings under term loan facility	—	—	(650)
Redemption of senior subordinated notes	(1,150)	(800)	(750)
Redemption of CODES	(11)	—	—
Borrowings under revolving credit facility	625	13	—
Repayment of borrowings under revolving credit facility	(625)	(13)	—
Common stock repurchased	(958)	(834)	(505)
Dividends paid on L-3 Holdings’ common stock	(188)	(184)	(165)
Proceeds from exercise of stock options	22	60	24
Proceeds from employee stock purchase plan	46	68	70
Debt issue costs	(11)	(7)	(22)
Excess income tax benefits related to share-based payment arrangements	2	7	4
Other financing activities	(15)	(25)	(7)

Net cash used in financing activities	(1,120)	(918)	(1,005)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(4)	(7)	19

Net increase (decrease) in cash and cash equivalents	157	(409)	149
Cash and cash equivalents, beginning of the year	607	1,016	867

Cash and cash equivalents, end of the year	$764	$607	$1,016

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

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s segments is included in Note 22. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services.

On July 28, 2011, the Company announced that its Board of Directors approved a plan to spin-off a new, independent government services company that will be publicly traded. The new public company will be named Engility Holdings, Inc. (Engility). The spin-off, which is intended to be tax-free to L-3 and its shareholders, is expected to be completed in the first half of 2012. Upon completion, L-3 shareholders will own 100% of the shares of both L-3 and Engility. The spin-off is not subject to a shareholder vote.

Under the plan, Engility will include the SETA, training and operational support services businesses that are currently part of L-3’s Government Services segment. L-3 will retain the cyber security, intelligence, enterprise IT and security solutions businesses that are also part of L-3’s Government Services segment. The Government Services segment will be renamed National Security Solutions upon completion of the spin-off.

The completion of the spin-off is subject to certain customary conditions, including filing of required documents with the U.S. Securities and Exchange Commission, and an opinion of counsel as to the satisfaction

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of certain requirements necessary for the spin-off to receive tax-free treatment upon which the Internal Revenue Service does not rule, which is expected to be received immediately prior to the completion of the spin-off transaction. There can be no assurance that any separation transaction will ultimately occur, or if one does occur, its terms or timing.

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

Due to re-alignments in the Company’s management and organizational structure during the quarter ended April 1, 2011, the Company made certain reclassifications among its C3ISR, Government Services and Electronic Systems reportable segments. The segment results presented in this annual report reflect these reclassifications. See Note 22 for the amount of prior period sales, operating income, and assets reclassified between segments.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 40% of the Company’s 2011 sales were accounted for under contract accounting standards, including approximately 30% from fixed-price type contracts and approximately 10% from cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts).

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

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner.

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

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for commercial and international customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed as incurred to cost of sales.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2011	2010
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$92	$99
Acquisitions during this period	—	1
Accruals for product warranties issued during the period	77	62
Changes to accruals for product warranties existing before January 1	2	4
Foreign currency translation adjustments	(1)	(1)
Settlements made during the period	(76)	(73)

Balance at December 31	$94	$92

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

Compensation expense for all restricted stock unit and stock option awards is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for performance units payable in L-3 Holdings common stock is based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Compensation expense for performance units that are payable in cash is based on a binomial valuation technique (the Monte Carlo valuation model) adjusted for historical performance each reporting period and recognized on a straight-line basis over the requisite service period.

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

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company’s accounting policy is to classify uncertain income tax positions

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements.

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 as well as whenever events or changes in

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

circumstances indicate that the carrying amount of these assets may not be recoverable using a two-step process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit and its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. During the year ended December 31, 2011, the Company recorded a $43 million goodwill impairment charge. See Note 7 for additional information on the goodwill impairment charge. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during 2010 or 2009.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years. The Company reviews and updates its estimates of the duration of its customer contractual relationships. If such estimates indicate that the duration of the Company’s customer contractual relationships has decreased compared to the estimates made as of the date the Company acquired these intangible assets, then the Company accelerates the amortization period for its customer contractual relationships over their remaining useful economic life.

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

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2011, 2010 and 2009 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

Accounting Standards Issued and Not Yet Implemented: In June 2011, the Financial Accounting Standards Board (FASB) issued a revised accounting standard regarding the presentation of comprehensive income in financial statements that eliminates the option to present other comprehensive income (OCI) within the statement of equity. The revised standard requires net income, the components of other OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications from OCI to net income on the face of the income statement and to require continuation of current disclosure requirements of such reclassifications in the notes to the financial statements. The revised standard is effective for the Company for periods beginning after December 15, 2011 and requires retrospective application for all periods presented, with early adoption permitted. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued a revised accounting standard allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard will be effective for annual and interim goodwill impairment tests performed after December 31, 2011, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. New Accounting Standards Implemented

In October 2009, the FASB issued a revised accounting standard for revenue arrangements with multiple deliverables. The revision: (1) removed the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provided a hierarchy that entities must use to estimate the selling price of each deliverable, (3) eliminated the use of the residual method for allocation, and (4) expanded the ongoing disclosure requirements. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued a revised accounting standard for certain revenue arrangements that include software elements. Under the revised standard, tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality are excluded from the scope of pre-existing software revenue recognition standards. In addition, hardware components of a tangible product containing software components are excluded from the scope of software revenue recognition standards. The revised accounting standard was effective for the Company beginning on January 1, 2011, and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2011 Business Acquisitions

During the year ended December 31, 2011, in separate transactions, the Company acquired two businesses for an aggregate purchase price of $18 million, which were financed with cash on hand. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2011 is listed below:

•

On July 1, 2011, the Company acquired the communications and engineering business of ComHouse Wireless L.P. (ComHouse). The acquired business provides L-3 with cellular wave form modulation technology that can be used to counter improvised explosive devices.

•

On October 28, 2011, the Company acquired the cargo radiation screening business of Detector Networks International LLC (DNI). The purchase price for DNI is subject to additional, contingent consideration not to exceed $10 million and is based on DNI’s post-acquisition financial performance through December 31, 2014. The Company recorded a $7 million liability on the acquisition date for the fair value of the contingent consideration, which was unchanged at December 31, 2011.

The final purchase price for ComHouse is subject to adjustment based on the closing date actual net assets, and the final purchase price for DNI is subject to adjustment based on: (i) the closing date net assets and (ii) contingent consideration, which is based on post-acquisition financial performance as discussed above. The final purchase price allocations for these business acquisitions are expected to be completed by the second quarter of 2012 and will be based on the final purchase price, except to the extent that the amount of contingent consideration paid for DNI is different than the acquisition date fair value of such consideration, and final appraisals and other analyses of fair values for the acquired assets and assumed liabilities. The Company does not expect that the difference between the preliminary and final purchase price allocations for these acquisitions will have a material impact on its results of operations or financial position.

2010 Business Acquisitions

During the year ended December 31, 2010, in separate transactions, the Company acquired four businesses for an aggregate purchase price of $755 million, which were financed with cash on hand. Based on final purchase price allocations, the aggregate goodwill recognized for these businesses was $533 million, of which $474 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2010 is listed below:

•

On December 22, 2010, the Company acquired all of the outstanding stock of FUNA International GmbH (FUNA), a leading supplier of control and safety systems, communication systems and entertainment solutions for cruise ships, ferries, and mega yachts;

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•

On September 17, 2010, the Company acquired 3Di Technologies (3Di), a provider of highly specialized end-to-end secure communications utilized by forward-deployed U.S. special operations and in-theater personnel. The purchase price for 3Di is subject to additional, contingent consideration not to exceed $11 million and is based upon 3Di’s post-acquisition financial performance through December 31, 2012. The Company recorded a $9 million liability on the acquisition date for the fair value of the contingent consideration, which was unchanged at December 31, 2011;

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

As of December 31, 2011, the purchase prices for Insight, ATI and FUNA were finalized and the purchase price allocations for Insight, ATI, 3Di and FUNA were completed with no significant changes from the preliminary amounts.

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

Unaudited Pro Forma Statements of Operations Data

The assets, liabilities and results of operations of the businesses acquired in 2011 were not material to the Company’s consolidated financial position or results of operations, and therefore pro forma financial information for such business acquisitions is not presented.

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2010 and 2009, assuming that the business acquisitions completed during 2010 and 2009 had occurred on January 1, 2009.

	Year Ended December 31,
	2010	2009
	(in millions, except per share data)
Pro forma net sales	$15,854	$16,047
Pro forma net income attributable to L-3	$967	$931
Pro forma diluted earnings per share	$8.36	$7.87

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Business Acquisitions Completed After December 31, 2011

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical (KEO) business of Danaher Corporation for a purchase price of $210 million, which was financed with cash on hand. KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids, ground electro-optical and sensor-cueing systems for the U.S. military and allied foreign governments.

2011 Business Disposition

On February 22, 2011, the Company divested Microdyne Corporation (Microdyne), which was within the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million. Microdyne’s annual revenues (approximately $8 million), operating results and net assets were not material for any period presented and, therefore, this divestiture is not reported as a discontinued operation. The net proceeds from the sale are included in investing activities on the Consolidated Statement of Cash Flows.

2010 Business Disposition

On December 17, 2010, the Company divested InfraredVision Technology Corporation (ITC), which was within the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $1 million. The annual revenues of approximately $4 million, operating results and net assets of ITC were not material for any period presented and, therefore, the ITC divestiture is not reported as a discontinued operation. The net proceeds from the sale are included in investing activities on the Consolidated Statement of Cash Flows.

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

	December 31,
	2011	2010
	(in millions)
Unbilled contract receivables, gross	$2,926	$2,769
Unliquidated progress payments	(1,146)	(1,007)

Unbilled contract receivables, net	1,780	1,762

Inventoried contract costs, gross	928	882
Unliquidated progress payments	(79)	(96)

Inventoried contract costs, net	849	786

Total contracts in process	$2,629	$2,548

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 92% of the unbilled contract receivables at December 31, 2011 will be billed and collected within one year.

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

Inventoried Contract Costs. In accordance with contract accounting standards, the Company’s U.S. Government contractor businesses account for the portion of their G&A, IRAD and B&P costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred, and do not include them in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$97	$77	$74
Add: IRAD and B&P costs incurred	348	344	324
Other G&A costs incurred	963	987	990

Total contract costs incurred	1,311	1,331	1,314

Less: Amounts charged to cost of sales	(1,317)	(1,311)	(1,311)

Amounts included in inventoried contract costs at end of the year	$91	$97	$77

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the Consolidated Statements of Operations.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Selling, general and administrative expenses	$298	$279	$250
Research and development expenses	73	68	59

Total	$371	$347	$309

6. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realizable value.

	December 31,
	2011	2010
	(in millions)
Raw materials, components and sub-assemblies	$121	$114
Work in process	143	130
Finished goods	53	59

Total	$317	$303

7. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2011, the Company had approximately 61,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	C3ISR	Government Services	AM&M	Electronic Systems	Consolidated Total
	(in millions)
Balance at December 31, 2009	$870	$2,320	$1,158	$3,842	$8,190

Business acquisitions	—	—	—	530	530
Sale of a business	—	—	—	(2)	(2)
Foreign currency translation(1)	(2)	(1)	14	1	12
Segment reclassification	—	(34)	—	34	—

Balance at December 31, 2010	$868	$2,285	$1,172	$4,405	$8,730

Business acquisitions	3	—	2	22	27
Impairment loss	—	—	—	(43)	(43)
Foreign currency translation(1)	—	—	(5)	(12)	(17)
Segment reclassification(2)	(5)	(94)	—	99	—

Balance at December 31, 2011	$866	$2,191	$1,169	$4,471	$8,697

(1)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decrease in goodwill presented in the AM&M and Electronic Systems segments during 2011 was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro. The decreases in goodwill presented in the C3ISR and Government Services reportable segments during 2010 were due to the strengthening of the U.S. dollar against the British pound. The increases in goodwill presented in the AM&M and Electronic Systems reportable segments during 2010 were primarily due to the weakening of the U.S. dollar against the Canadian dollar.

(2)

As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, goodwill was reclassified on a relative fair value basis among the C3ISR, Government Services and Electronic Systems segments during the quarter ended April 1, 2011.

For the year ended December 31, 2011, the increase of $27 million related to business acquisitions was comprised of: (1) $19 million for business acquisitions completed during the year ended December 31, 2011, (2) $3 million for earnouts related to certain business acquisitions completed prior to January 1, 2011 and (3) $5 million primarily for adjustments related to final purchase price allocations for certain business acquisitions completed prior to January 1, 2011.

For the year ended December 31, 2010, the increase of $530 million related to business acquisitions completed during the year ended December 31, 2010. The decrease of $2 million related to the sale of ITC completed on December 17, 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two step process for each reporting unit. The first step of the November 30, 2011 annual impairment test indicated that a portion of the $105 million of goodwill for the Marine Services business may not be recoverable. The Company performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $43 million lower than the carrying amount. Accordingly, the Company recorded a non-cash impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share, for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services business, which is part of the Electronics Systems segment, as a result of a decline in its projected future cash flows. The decline in projected future cash flows was due to: (1) lower DoD budgets which have caused shipyards to retain work that has been typically outsourced to Marine Services and (2) lower margins on existing and expected future contracts due to increased competition. The Company’s accumulated goodwill impairment losses at December 31, 2011 and 2010 were $58 million and $15 million, respectively, all of which was recorded in the Electronic Systems segment.

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

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2011				December 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	23	$584	$252	$332	$584	$205	$379
Technology	11	149	87	62	145	72	73
Other	15	29	13	16	28	10	18

Total	21	$762	$352	$410	$757	$287	$470

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Amortization expense	$65	$59	$52

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Based on gross carrying amounts at December 31, 2011, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2012 through 2016 are presented in the table below.

	Year Ending December 31,
	2012	2013	2014	2015	2016
	(in millions)
Estimated amortization expense	$54	$43	$44	$39	$31

8. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2011	2010
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$24	$19
Accrued product warranty costs	90	86
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	78	93
Accrued interest	59	75
Deferred revenues	48	34
Other	108	82

Total other current liabilities	$407	$389

The table below presents the components of other liabilities.

	December 31,
	2011	2010
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 17)	$201	$248
Deferred compensation	54	53
Accrued workers’ compensation	56	57
Estimated contingent purchase price payable for acquired businesses	16	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	4	6
Other	95	103

Total other liabilities	$436	$486

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Property, Plant and Equipment

	December 31,
	2011	2010
	(in millions)
Land	$64	$64
Buildings and improvements	371	366
Machinery, equipment, furniture and fixtures	1,376	1,280
Leasehold improvements	302	276

Gross property, plant and equipment	2,113	1,986
Accumulated depreciation and amortization	(1,179)	(1,063)

Property, plant and equipment, net	$934	$923

10. Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	December 31,
	2011	2010
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	—
5 7/8% Senior Subordinated Notes due 2015	—	650
6 3/8% Senior Subordinated Notes due 2015	500	1,000

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	689	700

Principal amount of long-term debt	4,139	4,150
Less: Unamortized discounts	(14)	(13)

Carrying amount of long-term debt	4,125	4,137
Less: Current portion of long-term debt	—	(11)

Carrying amount of long-term debt, excluding current portion	$4,125	$4,126

(1)

The Company’s three-year revolving credit facility, which was amended and restated on February 3, 2012, allowed for total aggregate borrowings of up to $1 billion. Available borrowings under the revolving credit facility were $997 million after reductions for outstanding letters of credit of $3 million at December 31, 2011 and $983 million after reductions for outstanding letters of credit of $17 million at December 31, 2010.

L-3 Communications Amended and Restated Revolving Credit Facility

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. Borrowings under the Amended and Restated Revolving Credit Facility bear interest, at L-3 Communications’ option, at either (i) the “base rate” equal to the highest of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Amended and Restated Revolving Credit Facility), and (c) 1.00% per annum above a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility), plus a spread ranging from 0.25% to 1.00% per annum, or (ii) a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility) plus a spread ranging from 1.25% to 2.00% per annum. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.15% to 0.325% per annum, (2) letter of credit fees ranging from 0.675% to 1.20% per annum for commercial and performance letters of credit and (3) letter of credit fees ranging from 1.25% to 2.00% for financial letters of credit. The interest rate spread and the commitment fee rate, in all cases, depends on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

L-3 Communications Senior Notes

The Senior Notes, which are included as components of long-term debt in the table above, are unsecured senior obligations of L-3 Communications. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+(2)(3)
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)

The Senior Notes may be redeemed at any time prior to their maturity at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Senior Indentures), plus the spread indicated in the table above.

(3)

Upon the occurrence of a change in control (as defined in the Senior Indentures), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest and special interest (as defined in the Senior Indentures), if any, to the date of purchase.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company used the net cash proceeds from the Senior Note issuances, together with cash on hand, to repay its outstanding $650 million term loan on October 7, 2009 and redeem certain of its outstanding Senior Subordinated Notes. Information on the Senior Subordinated Notes redeemed by the Company during the years ended December 31, 2011, 2010 and 2009 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015(1)	December 22, 2011	$500	$17	102.125%
5 7/8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%
6 1/8% Senior Subordinated Notes due January 15, 2014	June 21, 2010	$400	$13	102.042%
6 1/8% Senior Subordinated Notes due July 15, 2013	July 15, 2010	$400	$5	101.021%
7 5/8% Senior Subordinated Notes due June 15, 2012	November 2, 2009	$750	$10	101.271%

(1)

The $500 million aggregate principal amount of remaining 6 3/8% Senior Subordinated Notes due October 15, 2015 are subject to redemption at any time, at the option of L-3 Communications, in whole or in part. Redemption prices include a premium on the principal amount (plus accrued and unpaid interest). The current redemption price is 102.125%, and will decline annually on October 15th to 100% of the principal amount by 2013.

L-3 Holdings

In 2005, L-3 Holdings sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. Holders of the remaining CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a “fundamental change” occurs prior to maturity of the CODES. At December 31, 2010, the $11 million of repurchased CODES were classified as a current liability, and at December 31, 2011 and 2010, the remaining $689 million principal amount of CODES were classified as long-term debt.

In accordance with the provisions of the accounting standard for convertible debt, the Company separately accounts for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate. Through February 1, 2011, the effective interest rate of the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $23 million and $43 million for the years ended December 31, 2011 and December 31, 2010, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides additional information about the Company’s CODES:

	December 31, 2011	December 31, 2010
	(in millions)
Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component amortized through February 1, 2011	$—	$2
Net carrying amount of liability component	$689	$698

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a current conversion rate of 10.3644 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $96.48 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $115.78) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $115.78); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2011, the conversion feature of the CODES had no impact on diluted earnings per share (EPS) (see Note 16).

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

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The amount assigned to the embedded derivative is adjusted periodically through other income (expense) for changes in its fair value, if any. The change in the fair value of the embedded derivative related to the CODES was $0 for the years ended December 31, 2011, 2010 and 2009.

Guarantees

L-3 Communications

The borrowings under the Amended and Restated Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the 6 3/ 8% Senior Subordinated Notes due 2015 are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications’ wholly-owned domestic subsidiaries that guarantee any of its other liabilities. See Note 25 for a description of the conditions under which the guarantees of the Senior Notes and Senior Subordinated Notes will be released.

L-3 Holdings

The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination

The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the Senior Subordinated Notes and the CODES and rank pari passu with each other. The guarantees of the Senior Subordinated Notes and CODES rank pari passu with each other and are junior to the guarantees of the Amended and Restated Revolving Credit Facility and Senior Notes.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Covenants

Financial and other restrictive covenants. The Revolving Credit Facility and Senior Subordinated Notes indenture contain financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate, dispose of assets, pay dividends or repurchase its common stock. The Company’s Amended and Restated Revolving Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0; (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0; and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2011, the Company was in compliance with its financial and other restrictive covenants.

The Senior Indentures contain covenants customary for investment grade notes, including covenants that restrict the ability of L-3 Communications and its wholly-owned domestic subsidiaries to create, incur, assume or permit to exist any lien, except permitted liens (as defined in the Senior Indentures) and restrict the ability of L-3 Communications and its subsidiaries to enter into certain sale and leaseback transactions (as defined in the Senior Indentures).

The Senior Subordinated Notes indenture contains covenants that restrict the ability of L-3 Communications to incur indebtedness and issue capital stock that matures or is redeemable 91 days or less after the maturity date of such series of notes, and the ability of its restricted subsidiaries to incur indebtedness or issue preferred stock, unless the Company’s fixed charge coverage ratio would have been at least 2.0 to 1.0 on a pro forma basis. The covenants are subject to several material exceptions, including an exception for indebtedness under the Company’s Revolving Credit Facility up to a specified amount.

Restricted Payments. L-3 Holdings relies on dividends paid by L-3 Communications to generate the funds necessary to pay dividends on and repurchase its common stock. The Senior Subordinated Notes indenture contains provisions that limit the ability of L-3 Communications to pay dividends to L-3 Holdings and make investments in L-3 Holdings, subject to exceptions. Subject to certain limitations, the indenture permits L-3 Communications to make such restricted payments so long as it would be able to incur at least one dollar of additional indebtedness under the fixed charge coverage ratio test described above and meet other conditions.

Cross default provisions. The Amended and Restated Revolving Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L-3 Holdings, L-3 Communications or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $50 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The Senior Subordinated Notes indentures contain cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings, L-3 Communications or their restricted subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $10 million in aggregate principal amount of those obligations. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L-3 Communications or its subsidiaries or the payment of which is guaranteed by L-3 Communications or its subsidiaries in an aggregate amount of at least $100 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Equity

In August 2011, L-3 Holdings completed its previously announced $1 billion share repurchase program, which was approved by its Board of Directors on July 14, 2010. On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its outstanding shares of common stock through April 30, 2013. Repurchases of L-3 Holdings common stock under the share repurchase programs are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 13.3 million shares of its common stock at an average price of $72.17 per share for an aggregate amount of approximately $958 million from January 1, 2011 through December 31, 2011. At December 31, 2011, the remaining dollar value under the share repurchase program was $1,134 million.

From January 1, 2012 through February 29, 2012, L-3 Holdings repurchased 934,086 shares of its common stock at an average price of $69.68 per share for an aggregate amount of approximately $65 million.

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

	December 31,
	2011			2010
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$725	$—	$—	$347	$—	$—
Derivatives (foreign currency forward contracts)	—	10	—	—	22	—

Total Assets	$725	$10	$—	$347	$22	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$9	$—	$—	$5	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Financial Instruments

At December 31, 2011 and 2010, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair values of foreign currency forward contracts are based on forward exchange rates. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	2,938	2,940	1,794	1,810
Senior Subordinated Notes(1)	498	513	1,645	1,691
CODES(1)	689	658	698	701
Foreign currency forward contracts(2)	1	1	17	17

(1)	The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2011.

Currency	Notional Amount
(in millions)
Canadian dollar	$211
U.S. dollar	58
British pound	35
Euro	30
Other	1

Total	$335

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2011, the Company’s foreign currency forward contracts had maturities through 2016.

The table below presents the fair values and the location of the Company’s derivative instruments in the Consolidated Balance Sheets.

	Fair Values of Derivative Instruments(1)
	December 31, 2011				December 31, 2010
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$3	$5	$8	$—	$11	$8	$2	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1	1	1	—	2	1	3	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$6	$9	$—	$13	$9	$5	$—

(1)	See Note 12 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010. At December 31, 2011, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $5 million.

15. Accumulated Other Comprehensive (Loss) Income

The changes in the accumulated other comprehensive (loss) income balances, net of related tax effects are presented in the table below:

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized gains (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2008	$38	$5	$(375)	$(332)
Period change	117	—	49	166

Balance at December 31, 2009	155	5	(326)	(166)
Period change	6	5	(101)	(90)

Balance at December 31, 2010	161	10	(427)	(256)
Period change	(28)	(10)	(160)	(198)

Balance at December 31, 2011	$133	$—	$(587)	$(454)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Reconciliation of net income:
Net income	$968	$966	$911
Net income attributable to noncontrolling interests	(12)	(11)	(10)
Net income allocable to participating securities	(2)	(5)	(8)

Net income allocable to L-3 Holdings common shareholders	$954	$950	$893

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	104.4	114.3	116.8

Basic earnings per share:
Net income	$9.14	$8.31	$7.65

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	104.4	114.3	116.8
Assumed exercise of stock options	2.0	2.7	3.5
Unvested restricted stock awards	1.8	1.3	0.4
Employee stock purchase plan contributions	0.2	0.5	0.4
Performance unit awards	0.1	0.1	—
Assumed purchase of common shares for treasury	(2.9)	(3.8)	(3.7)
Assumed conversion of the CODES(1)	—	—	—

Common and potential common shares	105.6	115.1	117.4

Diluted earnings per share:
Net income	$9.03	$8.25	$7.61

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the years ended December 31, 2011, 2010 and 2009 because the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of December 31, 2011, 2010 and 2009, the conversion prices were $96.48, $98.94 and $100.14, respectively.

Excluded from the computations of diluted EPS are certain shares related to stock options, and restricted stock units underlying employee stock-based compensation and employee stock purchase plan contributions of 3.2 million for the year ended December 31, 2011, 2.8 million for the year ended December 31, 2010, and 3.0 million for the year ended December 31, 2009, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17. Income Taxes

Income before income taxes is summarized in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$1,064	$1,258	$1,210
Foreign	264	226	176

Income before income taxes	$1,328	$1,484	$1,386

The components of the Company’s current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current income tax provision:
Federal	$143	$302	$304
State and local	39	53	58
Foreign	71	52	39

Subtotal	253	407	401

Deferred income tax provision:
Federal	84	84	60
State and local	12	16	5
Foreign	11	11	9

Subtotal	107	111	74

Total provision for income taxes	$360	$518	$475

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.5	3.0	3.1
Foreign income taxes	(2.2)	(1.0)	(0.5)
Manufacturing benefits	(1.6)	(1.4)	(0.8)
Research and experimentation and other tax credits	(1.0)	(1.0)	(1.3)
Resolution of tax contingencies	(6.7)	(0.6)	(1.9)
Goodwill impairment	1.1	—	—
Other, net	—	0.9	0.7

Effective income tax rate	27.1%	34.9%	34.3%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Inventoried costs	$27	$24
Compensation and benefits	113	104
Pension and postretirement benefits	379	337
Loss carryforwards	19	14
Tax credit carryforwards	10	8
Other	103	113

Gross deferred tax assets	651	600

Less: valuation allowance	(14)	(3)

Net deferred tax assets	637	597

Deferred tax liabilities:
Goodwill and other intangible assets	$670	$606
Income recognition on contracts in process	102	97
Property, plant and equipment	101	66
Other	50	22

Gross deferred tax liabilities	923	791

Total net deferred tax liabilities	$(286)	$(194)

The following table presents the classification of the Company’s deferred tax assets and liabilities.

	December 31,
	2011	2010
	(in millions)
Current deferred tax assets	$99	$114
Non-current deferred tax liabilities	(385)	(308)

Total net deferred tax liabilities	$(286)	$(194)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2011, the Company had approximately $20 million of capital loss carryforwards that will expire, if unused in 2016. The realizability of the $7 million resulting deferred tax asset will depend on the Company generating a like amount of capital gains before the losses expire in 2016. The Company does not believe that it is more likely than not that it will generate sufficient capital gains during this time period, and has therefore established a full valuation allowance against the capital loss carryforward, In addition, the Company had $113 million of state net operating losses that will expire, if unused, between 2012 and 2031 and $20 million of foreign net operating losses that can be carried forward indefinitely. The Company also has $10 million of tax credit carryforwards related to state and foreign research and experimentation credits and investment tax credits that will expire, if unused, beginning in 2016. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize $105 million of the state net operating losses, $2 million of the foreign net operating losses and substantially all of the state and foreign credit carryforwards before they expire.

As of December 31, 2011, the total amount of unrecognized tax benefits was $187 million, $76 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2011	2010	2009
	(in millions)
Balance at January 1	$237	$219	$171
Additions for tax positions related to the current year	9	8	17
Additions for tax positions related to prior years	35	73	64
Reductions for tax positions related to prior years	(13)	(63)	—
Reductions for tax positions related to settlements with taxing authorities	(5)	—	(2)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(76)	—	(31)

Balance at December 31	$187	$237	$219

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. federal income tax jurisdiction is the Company’s primary tax jurisdiction. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2008 through 2010 are open as of December 31, 2011. As of December 31, 2011, the Company anticipates that unrecognized tax benefits will decrease by approximately $30 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

In 2011, the Company reached an agreement with the Internal Revenue Service relating to the audit of the Company’s 2006 and 2007 U.S. Federal income tax returns. The Company also reached agreement on several state and foreign audits. As a result of these agreements, the Company reversed previously accrued income tax expense of $12 million, including interest and penalties. In addition, the statutes of limitations for the 2006 and 2007 U.S. Federal income tax returns, certain foreign tax returns and certain state tax returns expired in 2011. As a result, the Company reversed previously accrued income tax expense by $81 million, including interest and penalties.

In 2009, the statute of limitations for the 2004 and 2005 U.S. Federal income tax returns of the Company, certain foreign income tax returns and certain returns of its acquired subsidiaries expired. As a result, the Company reduced its income tax provision by $31 million for the reversal of previously accrued amounts.

As of December 31, 2011 and 2010, current and non-current income taxes payable include accrued potential interest of $14 million ($8 million after income taxes) and $22 million ($13 million after income taxes), respectively, and potential penalties of $13 million and $13 million, respectively. With respect to the interest

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

related items, the Company’s income tax expense included a benefit of $5 million and $1 million for the years ended December 31, 2011 and 2010, respectively, and an expense of $3 million for the year ended December 31, 2009.

At December 31, 2011, the Company has not provided deferred U.S. income taxes and foreign withholding taxes for $288 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

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

Under the terms of the 2008 LTPP, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issuable (or payable in cash by reference to such shares) to any participant over the life of the 2008 LTPP with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

On April 27, 2010, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP that increased the number of shares authorized for issuance under the 2008 LTPP to approximately 12.2 million shares, except that each share of L-3 Holdings common stock issued under a “full value” award (i.e., awards other than stock options or stock appreciation rights) granted on or after March 1, 2010 will be counted as 2.6 shares for purposes of this share limit. At December 31, 2011, 6.3 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

Awards under the 2008 DSIP may be granted only to non-employee directors of the Company. Awards under the 2008 DSIP may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. At December 31, 2011, the number of shares of L-3 Holding’s common stock authorized for grant under the 2008 DSIP was 300,000, of which, 237,852 shares were still available for awards. The 2008 LTPP and the 2008 DSIP are collectively referred to as the 2008 Plans.

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

Stock Options. The exercise price of stock options granted under the 2008 Plans may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). Compensation expense for stock option awards was $11 million ($7 million after income taxes) for the year ended December 31, 2011, $12 million ($8 million after income taxes) for the year ended December 31, 2010, and $16 million ($10 million after income taxes) for the year ended December 31, 2009. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2011 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in Years)	(in millions)
Number of shares under option
Outstanding at January 1, 2011	4,562.1	$78.27	6.2	$15

Options granted	694.8	80.17
Options exercised	(387.6)	59.29
Options forfeited	(245.7)	89.54

Outstanding at December 31, 2011	4,623.6	$79.55	5.9	$8

Vested and expected to vest at December 31, 2011(1)	4,584.6	$79.52	5.8	$8

Exercisable at December 31, 2011	3,407.5	$78.67	4.9	$8

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded was $15.54, $18.41, and $14.67 for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holdings’ closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $8 million, $30 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, unrecognized compensation costs related to stock options were $14 million ($9 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.3 years.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $3 million, $10 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	2011 Grants	2010 Grants	2009 Grants
Expected holding period (in years)	5.2	4.7	4.6
Expected volatility	26.4%	26.2%	26.2%
Expected dividend yield	2.8%	2.2%	2.4%
Risk-free interest rate	2.2%	2.3%	2.5%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of the restricted stock units awarded was $80.17, $90.23 and $74.02 for the years ended December 31, 2011, 2010 and 2009, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Compensation expense for all restricted stock unit awards was $48 million ($30 million after income taxes) for the year ended December 31, 2011, $52 million ($32 million after income taxes) for the year ended December 31, 2010, and $42 million ($25 million after income taxes) for the year ended December 31, 2009. The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2011 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2011	1,733.7	$85.41
Granted	688.0	80.17
Vested	(444.4)	98.01
Forfeited	(153.0)	80.86

Nonvested balance at December 31, 2011	1,824.3	$80.74

As of December 31, 2011, total unrecognized compensation costs related to nonvested restricted stock unit awards were $60 million ($36 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.3 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2011, 2010 and 2009 as of their vesting dates was $35 million, $31 million and $23 million, respectively.

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

In 2011, 2010, and 2009, the Company awarded performance units with a weighted average grant date fair value per unit of $95.50, $105.14 and $87.18, respectively. Of these units, (1) the final value of half of the units is contingent upon the compound annual growth rate in L-3’s diluted earnings per share (the EPS Element) and (2) the final value of half of the units is contingent upon L-3’s total stockholder return relative to a peer group of companies (the TSR Element). The performance periods for units awarded during 2011 and 2010 began on the first day of the applicable grant year and will end on the December 31 that is three years later. The performance period for units awarded during 2009 began on June 27, 2009 and ended December 31, 2011. Units related to the EPS Element are payable in shares of L-3 Holdings’ common stock, while units related to the TSR Element are payable in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period. The total compensation expense recognized for all LTIP awards for the years ended December 31, 2011, 2010, and 2009 was $5 million ($3 million after income taxes), $3 million ($2 million after income taxes), and $9 million ($5 million after income taxes), respectively. As of December 31, 2011, total unrecognized compensation costs related to the performance units were $5 million ($3 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.7 years.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2011 and changes during the year then ended.

	Payable in Cash (TSR)		Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Outstanding at January 1, 2011	7.8	$117.13	88.1	$80.24
Granted	40.9	110.82	40.9	80.17
Increase due to expected performance	11.9	108.51	8.8	56.51
Vested	—	—	(69.3)	73.61
Forfeited	(0.1)	114.77	(2.1)	77.40

Outstanding at December 31, 2011	60.5	$111.19	66.4	$84.07

The performance period for the units awarded in 2009 ended on December 31, 2011. Based on the EPS element and TSR element achieved during the performance period, a total of 69,263 performance units having a fair market value of $5 million as of their vesting date were earned by the LTIP participants on December 31, 2011.

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

Changes in assumptions can materially impact the estimated fair value of the TSR element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2011 are presented in the table below.

	2011 Grants	2010 Grants
Expected volatility	25.0%	27.9%
Expected dividend yield	2.7%	2.7%
Risk-free interest rate	0.3%	0.1%

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

As of December 31, 2011, 5.5 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2012 as described below). In July 2011, the Company issued 0.3 million shares under the 2009 ESPP at an average price of $83.26 per share, which covered employee contributions for the six months ended June 30, 2011. In January 2012, the Company issued 0.4 million shares under the 2009 ESPP at an average price of $63.59 per share, which covered employee contributions for the six months ended December 31, 2011. Effective January 1, 2011, the employee discount on the purchase of L-3 Holdings common stock was reduced from 15% to 5%. The 5% discount is not recognized as a compensation expense in accordance with the accounting standard for share-based compensation expense. For both years ended December 31, 2010 and 2009, the Company recognized $12 million ($10 million after income taxes) in compensation expense related to the discount for L-3 Holdings’ common stock purchases under the 2001 ESPP and 2009 ESPP.

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2011.

	Real Estate	Equipment	Total
	(in millions)
2012	$167	$11	$178
2013	120	6	126
2014	101	3	104
2015	68	1	69
2016	50	—	50
Thereafter	103	—	103

Total minimum payments required	609	21	630
Less: Sublease rentals under non-cancelable leases	10	—	10

Net minimum payments required	$599	$21	$620

Rent expense, net of sublease income, was $164 million for 2011, $176 million for 2010, and $170 million for 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $410 million, of which $3 million reduces the amount of available borrowings to the Company under the Revolving Credit Facility at December 31, 2011, and $394 million, of which, $17 million reduced the amount of available borrowings under the Revolving Credit Facility at December 31, 2010. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2012 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28 million, or sell both properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $23 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $23 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

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

Environmental Matters

Management continually assesses the Company’s obligations with respect to applicable environmental protection laws, including those obligations assumed in connection with certain business acquisitions. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company’s consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2011, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. A third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. CTAS subsequently filed a motion seeking entry of judgment on the verdict, and the parties are awaiting the trial court’s decision. Kalitta Air has indicated that it intends to appeal once the trial court enters a judgment upon the verdict.

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

	Pension Plans		Postretirement Benefit Plans
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,365	$1,964	$203	$188
Service cost	106	99	5	4
Interest cost	128	122	10	11
Plan participants’ contributions	3	3	3	4
Amendments	—	(33)	—	—
Actuarial loss	174	284	9	9
Foreign currency exchange rate changes	(8)	9	(1)	2
Curtailments, settlements and special termination benefits	(1)	—	—	(1)
Benefits paid	(88)	(83)	(13)	(14)

Benefit obligation at the end of the year	$2,679	$2,365	$216	$203

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,585	$1,304	$39	$33
Actual return on plan assets	41	163	1	3
Employer contributions	176	186	12	13
Plan participants’ contributions	3	3	3	4
Foreign currency exchange rate changes	(5)	12	—	—
Benefits paid	(88)	(83)	(13)	(14)

Fair value of plan assets at the end of the year	$1,712	$1,585	$42	$39

Funded status at the end of the year	$(967)	$(780)	$(174)	$(164)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$7	$9	$—	$—
Current liabilities	(3)	(2)	(8)	(8)
Non-current liabilities	(971)	(787)	(166)	(156)

	$(967)	$(780)	$(174)	$(164)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2011	2010	2011	2010
	(in millions)
Net loss	$929	$712	$25	$16
Prior service (credit) cost	(11)	(12)	(8)	(11)

Total amount recognized	$918	$700	$17	$5

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $2,298 million at December 31, 2011 and $2,004 million at December 31, 2010. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2011 and 2010.

	Pension Plans
	2011	2010
	(in millions)
Projected benefit obligation	$2,656	$2,216
Accumulated benefit obligation	2,280	1,875
Fair value of plan assets	1,686	1,441

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2011 and 2010.

	Pension Plans				Postretirement Benefit Plans
	2011		2010		2011		2010
Benefit obligations:
Discount rate	5.02	%(1)	5.57	%(1)	4.71	%(2)	5.40	%(2)
Rate of compensation increase	4.06	%(3)	4.50%		4.09	%(3)	4.50%

(1)

The weighted average discount rate assumptions used at December 31, 2011 and 2010 were comprised of separate assumptions determined by country of 5.1% and 5.6% for the U.S. based plans, 4.4% and 5.4% for the Canadian based plans and 5.1% and 5.4% for the German based plans.

(2)

The weighted average discount rate assumption used at December 31, 2011 and 2010 were comprised of separate assumptions determined by country of 4.8% and 5.4% for the U.S. based plans and 4.3% and 5.4% for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions used at December 31, 2011 were comprised of separate assumptions determined by country of 4.0% for the U.S. based plans and 4.5% for the Canadian based plans.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2011, 2010 and 2009.

	Pension Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
	(in millions)
Components of net periodic benefit cost:
Service cost	$106	$99	$93	$5	$4	$4
Interest cost	128	122	112	10	11	11
Expected return on plan assets	(139)	(112)	(91)	(2)	(2)	(2)
Amortization of prior service costs (credits)	1	3	4	(3)	(3)	(2)
Amortization of net loss (gain)	49	40	53	1	1	(3)
Curtailment or settlement loss (gain)	—	2	2	—	(2)	—

Net periodic benefit cost	$145	$154	$173	$11	$9	$8

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2011, 2010 and 2009.

	Pension Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$266	$234	$(50)	$10	$8	$18
Prior service (credit) cost	2	(33)	7	—	2	(5)
Amortization of net loss	(49)	(40)	(53)	(1)	(1)	3
Amortization of prior service (cost) credit	(1)	(3)	(4)	3	3	2

Total recognized in other comprehensive income	218	158	(100)	12	12	18

Total recognized in net periodic benefit cost and other comprehensive income	$363	$312	$73	$23	$21	$26

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive (loss) income and recognized as components of net periodic benefit costs during 2012.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss	$69	$2	$71
Prior service cost (credit)	1	(2)	(1)

	$70	$—	$70

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009.

	Pension Plans						Postretirement Benefit Plans
	2011		2010		2009		2011		2010		2009
	(in millions)
Net periodic benefit cost:
Discount rate	5.57	%(1)	6.26	%(1)	6.49	%(1)	5.40	%(3)	5.94	%(3)	6.74	%(3)
Expected long-term return on plan assets	8.57	%(2)	8.55	%(2)	8.54	%(2)	6.20%		6.20%		6.18%
Rate of compensation increase	4.50%		4.50%		4.50%		4.50%		4.50%		4.50%

(1)

The weighted average discount rate assumptions used for the years ended December 31, 2011, 2010 and 2009 were comprised of separate assumptions determined by country of 5.6%, 6.3% and 6.4% for the U.S. based plans, 5.4%, 6.1% and 7.4% for the Canadian based plans and 5.4%, 5.8%, and 6.2% for the German based plans, respectively.

(2)

The weighted average expected long-term return on plan assets assumptions used for the years ended December 31, 2011, 2010 and 2009 were comprised of separate assumptions determined by country of 8.75% for the U.S. based plans and 7.5% for the Canadian based plans.

(3)

The weighted average discount rate assumptions used for the years ended December 31, 2011, 2010 and 2009 were comprised of separate assumptions determined by country of 5.4%, 5.9% and 6.6% for the U.S. based plans and 5.4%, 6.1% and 7.4% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 9.0% in 2012 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	10	(10)

Plan Assets. The Company’s Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans’ assets. The Committee structures the investment of plan assets to achieve the following goals: (1) maximize the plans’ long-term rate of return on assets for an acceptable level of risk; and (2) limit the volatility of investment returns and consequent impact on the plans’ assets. In the pursuit of these goals, the Committee has formulated the following investment policies and objectives: (1) invest assets of the plans in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA); (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

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

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2011, as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category.

	U.S.			Canada
Asset Category	Range	2011	2010	Range	2011	2010
Domestic equity(1)	30%-60%	49%	48%	15%-30%	17%	21%
International equity(2)	10%-20%	11	12	20%-50%	42	38
Fixed income securities	20%-40%	31	29	25%-55%	37	36
Real estate securities	0%-15%	7	6	—	—	—
Other, primarily cash and cash equivalents	0%-15%	2	5	0%-15%	4	5

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.

(2)	International equities for Canadian plans includes equities of U.S. companies.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2011 and 2010, by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets						Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2011						Fair Value Measured at December 31, 2011
Asset Category	Level 1		Level 2		Level 3	Total	Level 1	Level 2		Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	712		—		—	712	29	11		—	40
International Equity	65		100		—	165	90	19		—	109
Fixed Income —
Investment Grade	188	(2)	186	(3)	—	374	—	93	(3)	—	93
Fixed Income —
High Yield(4)	—		86		—	86	—	—		—	—
Real Estate Investment Trusts(5)	100		—		—	100	—	—		—	—
Other(6)	—		23		—	23	5	5		—	10

Total	$1,065		$395		$—	$1,460	$124	$128		$—	$252

	U.S. Plans’ Assets						Canadian Plans’ Assets
	Fair Value Measured at December 31, 2010						Fair Value Measured at December 31, 2010
Asset Category	Level 1		Level 2		Level 3	Total	Level 1	Level 2		Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	642		—		—	642	32	11		—	43
International Equity	50		113		—	163	35	71		—	106
Fixed Income —
Investment Grade	154	(2)	153	(3)	—	307	—	92	(3)	—	92
Fixed Income —
High Yield(4)	—		82		—	82	—	—		—	—
Real Estate Investment Trusts(5)	78		—		—	78	—	—		—	—
Other(6)	—		61		—	61	4	7		—	11

Total	$924		$409		$—	$1,333	$71	$181		$—	$252

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

(2)

Approximately 50% in both 2011 and in 2010 of U.S. plan assets invested in fixed income — investment grade securities consist of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)

The remaining 50% in both 2011 and 2010 of U.S. plan assets invested in fixed income — investment grade securities, as well as the Canadian plan assets invested in fixed income — investment grade securities is derived from pooled bond funds offered by registered investment companies. As these funds do not trade in an active market, the fair value is based on net asset values (NAVs) calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

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

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(6)

Other consists primarily of (i) short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, which are classified as Level 2, and (ii) cash, which is classified as Level 1.

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2011 and 2010, by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2011						Fair Value Measured at December 31, 2010
Asset Category	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	24		—		—	24	22		—		—	22
International Equity	1		1		—	2	1		1		—	2
Fixed Income —
Investment Grade	11	(2)	2	(3)	—	13	10	(2)	2	(3)	—	12
Fixed Income —
High Yield(4)	—		1		—	1	—		1		—	1
Real Estate Investment
Trusts(5)	1		—		—	1	1		—		—	1
Other(6)	—		1		—	1	—		1		—	1

Total	$37		$5		$—	$42	$34		$5		$—	$39

(1)

Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various foreign exchanges. The Level 2 investment balance is derived from a pooled equity fund offered by a registered investment company.

(2)

Approximately 85% in 2011 and 83% in 2010 of the postretirement benefit plan assets invested in fixed income — investment grade securities consist of a mutual fund offered by a registered investment company. The mutual fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available.

(3)

The remaining 15% in 2011 and 17% in 2010 of the postretirement benefit plan assets invested in fixed income — investment grade securities is derived from a pooled bond fund offered by a registered investment company, which does not trade in an active market. The fair value is based on NAV’s calculated by the fund manager based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)

Fixed income — high yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(5)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(6)

Other consists primarily of short term investments maintained in a commingled trust or pooled fund, which primarily invests in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

Contributions. For the year ending December 31, 2012, the Company currently expects to contribute approximately $173 million to its pension plans and approximately $13 million to its postretirement benefit plans.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Multi-employer Benefit Plans. Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans under the terms of collective-bargaining agreements that cover its union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Under these plans, the Company contributed cash and recorded expenses for each of its individually significant plans and all of its other plans in aggregate as noted in the table below.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L-3 Communications					Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
		2011	2010		2011		2010		2009
IAM National Pension Fund	51-6031295/002	Green	Green	No	$19	(3)	$17	(4)	$15	No	1/30/2012 to 12/1/2014	(5)
Other Pension Funds(6)					—		—		—

			Total contributions		$19		$17		$15

(1)

A zone status rating of green indicates the plan is at least 80% funded. The funding status of the IAM National Pension Fund was impacted by a market value investment loss for the plan year ended December 31, 2008, which amortization was extended over five years.

(2)	Funding improvement plan or rehabilitation plan.

(3)	At the date the audited financial statements for the Company were issued, Form 5500 for the plan year ending December 31, 2011 was not available.

(4)	Represents 5% of total plan contributions, based on Form 5500.

(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements expires April 27, 2014 covering multiple programs in the Company’s AM&M reportable segment and represents 80% of 2011 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually and in the aggregate insignificant.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2012	$102	12	1
2013	99	13	1
2014	110	13	1
2015	119	14	1
2016	128	14	1
Years 2017-2021	809	83	5

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $137 million for 2011, $147 million for 2010 and $143 million for 2009.

21. Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Interest paid on outstanding debt	$238	$233	$237
Income tax payments	273	341	387
Income tax refunds	18	12	13

22. Segment Information

The Company has four segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the goodwill impairment charge in 2011 (which was not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2011	2010(1)	2009(1)
	(in millions)
Net Sales
Products
C3ISR	$2,093	$1,978	$2,082
Government Services	164	203	174
AM&M	751	811	688
Electronic Systems	4,649	4,761	4,867
Elimination of intercompany sales	(94)	(157)	(295)

Total products sales	7,563	7,596	7,516

Services
C3ISR	1,488	1,390	1,009
Government Services	3,461	3,732	3,947
AM&M	1,898	2,220	2,260
Electronic Systems	1,037	1,020	1,111
Elimination of intercompany sales	(278)	(278)	(228)

Total services sales	7,606	8,084	8,099

Consolidated total	$15,169	$15,680	$15,615

Operating Income
C3ISR	$409	$391	$339
Government Services	280	342	383
AM&M	232	229	243
Electronic Systems	720	788	691

Segment Total	$1,641	$1,750	$1,656
Impairment charge(2)	43	—	—

Consolidated total	$1,598	$1,750	$1,656

Depreciation and amortization
C3ISR	$47	$45	$43
Government Services	35	36	38
AM&M	19	19	19
Electronic Systems	146	131	118

Consolidated total	$247	$231	$218

Capital Expenditures
C3ISR	$72	$64	$60
Government Services	10	7	11
AM&M	13	6	15
Electronic Systems	96	104	96
Corporate	1	—	4

Consolidated total	$192	$181	$186

Total Assets
C3ISR	$2,145	$2,049	$1,855
Government Services	3,072	3,212	3,151
AM&M	1,922	1,962	1,915
Electronic Systems	7,431	7,677	6,752
Corporate	927	551	1,202

Consolidated total	$15,497	$15,451	$14,875

(1)

As a result of re-alignments of business units in the Company’s management and organizational structure as discussed in Note 2, sales of $115 million and $143 million were reclassified from the Government Services segment to the Electronic Systems segment and sales of $79 million and $79 million were reclassified from the C3ISR segment to the Government Services segment for the years ended

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010 and 2009, respectively. In addition, operating income of $7 million and $16 million was reclassified from the Government Services segment to the Electronic Systems segment and operating income of $4 million and $5 million was reclassified from the C3ISR segment to the Government Services segment for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $129 million and $162 million of assets were reclassified from the Government Services segment to the Electronic Systems segment and $19 million and $19 million of assets were reclassified from the C3ISR segment to the Government Services segment, respectively.

(2)	Represents a non-cash goodwill impairment charge recorded in the fourth quarter of 2011 due to a decline in the estimated fair value of our Marine Services business.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

The Company’s sales attributable to U.S. customers and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
U.S.	$13,064	$13,747	$13,666
Foreign:
Canada	328	305	283
United Kingdom	310	231	173
Germany	246	215	276
Australia	118	164	176
Italy	98	68	76
South Korea	93	100	132
China	73	65	63
Other	839	785	770

Total foreign	2,105	1,933	1,949

Consolidated	$15,169	$15,680	$15,615

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
U.S. Government agencies(1)	$12,434	$13,077	$13,059
Commercial	1,535	1,461	1,474
Allied foreign governments(1)	1,200	1,142	1,082

Consolidated	$15,169	$15,680	$15,615

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

23. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Company recorded a total of $24 million in employee severance and other termination costs for approximately 1,400 employees during the year ended December 31, 2011 and a total of $17 million in similar costs for approximately 700 employees during the year ended December 31, 2010. Employee severance and other termination costs are reported within cost of sales on the Consolidated Statement of Operations. The remaining balance to be paid for these initiatives was $13 million at December 31, 2011 and $12 million at December 31, 2010. Information on employee severance and other termination costs incurred by reportable segment for the years ended December 31, 2011 and 2010 is presented in the table below.

	Year Ended December 31,
	2011	2010
	(in millions)
Reportable Segment
C3ISR	$1	$3
Government Services	5	—
AM&M	3	3
Electronic Systems	15	11

Consolidated	$24	$17

24. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2011 and 2010 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2011
Sales	$3,601	$3,766	$3,787	$4,015
Operating income	390	404	406	398
Net income	207	246	238	277
Net income attributable to L-3	204	243	235	274
Basic EPS(1)	1.87	2.28	2.27	2.75
Diluted EPS(1)	1.85	2.26	2.24	2.72

2010
Sales	$3,624	$3,966	$3,835	$4,255
Operating income	410	442	437	461
Net income	222	231	241	272
Net income attributable to L-3	221	228	238	268
Basic EPS(1)	1.89	1.97	2.08	2.38
Diluted EPS(1)	1.87	1.95	2.07	2.37

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

25. Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2011.

	L-3 Communications Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Issued	Par Value		Treasury Stock	Retained Earnings		Total
		(in millions)
Balance at December 31, 2008	$100	$—	$4,136	$—	$2,054	$(332)	$5,858
Net income attributable to L-3	—	—	—	—	901	—	901
Contributions from L-3 Holdings	—	—	313	—	—	—	313
Dividends to L-3 Holdings	—	—	—	—	(670)	—	(670)
Comprehensive income	—	—	—	—	—	166	166
Other	—	—	—	—	(1)	—	(1)

Balance at December 31, 2009	100	—	4,449	—	2,284	(166)	6,567
Net income attributable to L-3	—	—	—	—	955	—	955
Contributions from L-3 Holdings	—	—	352	—	—	—	352
Dividends to L-3 Holdings	—	—	—	—	(1,018)	—	(1,018)
Comprehensive loss	—	—	—	—	—	(90)	(90)
Other	—	—	—	—	(2)	—	(2)

Balance at December 31, 2010	100	—	4,801	—	2,219	(256)	6,764
Net income attributable to L-3	—	—	—	—	956	—	956
Contributions from L-3 Holdings	—	—	263	—	—	—	263
Dividends to L-3 Holdings	—	—	—	—	(1,157)	—	(1,157)
Comprehensive loss	—	—	—	—	—	(198)	(198)
Other	—	—	—	—	7	—	7

Balance at December 31, 2011	$100	$—	$5,064	$—	$2,025	$(454)	$6,635

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

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and certain of its domestic subsidiaries. See Note 10. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

Under the terms of the indentures governing the Senior Notes and Senior Subordinated Notes, the guarantees of the Senior Notes and the Senior Subordinated Notes will automatically and unconditionally be released and

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary,” in the case of the Senior Notes, or upon the designation of such guarantor as an “unrestricted subsidiary,” in the case of the Senior Subordinated Notes. In addition, the guarantees of the Senior Notes and the Senior Subordinated Notes will automatically and unconditionally be released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of such guarantor (provided that, in the case of the Senior Subordinated Notes, in the event of a sale or other disposition of all of the assets of any guarantor, the net proceeds of such sale or disposition are applied in accordance with any applicable provisions of the senior subordinated indenture).

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

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2011:
Current assets:
Cash and cash equivalents	$—	$644	$2	$229	$(111)	$764
Billed receivables, net	—	377	639	224	—	1,240
Contracts in process	—	866	1,463	300	—	2,629
Other current assets	—	281	135	195	—	611

Total current assets	—	2,168	2,239	948	(111)	5,244
Goodwill	—	1,850	5,575	1,272	—	8,697
Other assets	—	678	685	193	—	1,556
Investment in and amounts due from consolidated subsidiaries	7,324	8,552	3,037	—	(18,913)	—

Total assets	$7,324	$13,248	$11,536	$2,413	$(19,024)	$15,497

Current liabilities	$—	$865	$1,352	$584	$(111)	$2,690
Amounts due to consolidated subsidiaries	—	—	—	294	(294)	—
Other long-term liabilities	—	1,623	234	101	—	1,958
Long-term debt	689	4,125	—	—	(689)	4,125

Total liabilities	689	6,613	1,586	979	(1,094)	8,773

L-3 shareholders’ equity	6,635	6,635	9,950	1,434	(18,019)	6,635
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,635	6,635	9,950	1,434	(17,930)	6,724

Total liabilities and equity	$7,324	$13,248	$11,536	$2,413	$(19,024)	$15,497

At December 31, 2010:
Current assets:
Cash and cash equivalents	$—	$257	$3	$482	$(135)	$607
Billed receivables, net	—	387	680	232	—	1,299
Contracts in process	—	801	1,525	222	—	2,548
Other current assets	—	295	161	168	—	624

Total current assets	—	1,740	2,369	1,104	(135)	5,078
Goodwill	—	1,796	5,653	1,281	—	8,730
Other assets	—	693	763	187	—	1,643
Investment in and amounts due from consolidated subsidiaries	7,462	8,973	2,356	—	(18,791)	—

Total assets	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

Current portion of long-term debt	$11	$11	$—	$—	$(11)	$11
Other current liabilities	—	898	1,388	571	(135)	2,722
Amounts due to consolidated subsidiaries	—	—	—	439	(439)	—
Other long-term liabilities	—	1,403	235	99	—	1,737
Long-term debt	687	4,126	—	—	(687)	4,126

Total liabilities	698	6,438	1,623	1,109	(1,272)	8,596

L-3 shareholders’ equity	6,764	6,764	9,518	1,463	(17,745)	6,764
Noncontrolling interests	—	—	—	—	91	91

Total equity	6,764	6,764	9,518	1,463	(17,654)	6,855

Total liabilities and equity	$7,462	$13,202	$11,141	$2,572	$(18,926)	$15,451

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2011:
Net sales	$—	$3,812	$9,179	$2,538	$(360)	$15,169
Cost of sales	64	3,383	8,315	2,190	(424)	13,528
Impairment charge	—	43	—	—	—	43

Operating (loss) income	(64)	386	864	348	64	1,598
Interest and other income (expense), net	—	123	(15)	4	(112)	—
Interest expense	23	233	109	5	(135)	235
Debt retirement charge	—	35	—	—	—	35

(Loss) income before income taxes	(87)	241	740	347	87	1,328
(Benefit) provision for income taxes	(24)	66	200	94	24	360
Equity in net income of consolidated subsidiaries	1,019	781	—	—	(1,800)	—

Net income	956	956	540	253	(1,737)	968
Net income attributable to noncontrolling interests	—	—	—	—	12	12

Net income attributable to L-3	$956	$956	$540	$253	$(1,749)	$956

For the year ended December 31, 2010:
Net sales	$—	$3,831	$10,013	$2,130	$(294)	$15,680
Cost of sales	82	3,309	9,077	1,837	(375)	13,930

Operating (loss) income	(82)	522	936	293	81	1,750
Interest and other income, net	—	132	—	3	(114)	21
Interest expense	46	268	110	6	(161)	269
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(128)	368	826	290	128	1,484
(Benefit) provision for income taxes	(45)	129	288	101	45	518
Equity in net income of consolidated subsidiaries	1,038	716	—	—	(1,754)	—

Net income	955	955	538	189	(1,671)	966
Net income attributable to noncontrolling interests	—	—	—	—	11	11

Net income attributable to L-3	$955	$955	$538	$189	$(1,682)	$955

For the year ended December 31, 2009:
Net sales	$—	$3,419	$10,397	$1,929	$(130)	$15,615
Cost of sales	74	2,987	9,413	1,689	(204)	13,959

Operating (loss) income	(74)	432	984	240	74	1,656
Interest and other income, net	—	128	3	2	(114)	19
Interest expense	45	277	110	6	(159)	279
Debt retirement charge	—	10	—	—	—	10

(Loss) income before income taxes	(119)	273	877	236	119	1,386
(Benefit) provision for income taxes	(37)	119	275	81	37	475
Equity in net income of consolidated subsidiaries	983	747	—	—	(1,730)	—

Net income	901	901	602	155	(1,648)	911
Net income attributable to noncontrolling interests	—	—	—	—	10	10

Net income attributable to L-3	$901	$901	$602	$155	$(1,658)	$901

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2011
Operating activities:
Net cash from operating activities	$1,157	$501	$988	$252	$(1,414)	$1,484

Investing activities:
Business acquisitions, net of cash acquired	—	(20)	—	—	—	(20)
Investments in L-3 Communications	(55)	—	—	—	55	—
Other investing activities	—	(84)	(77)	(22)	—	(183)

Net cash used in investing activities	(55)	(104)	(77)	(22)	55	(203)

Financing activities:
Proceeds from sale of senior notes	—	1,143	—	—	—	1,143
Redemption of senior subordinated notes and CODES	(11)	(1,150)	—	—	—	(1,161)
Common stock repurchased	(958)	—	—	—	—	(958)
Dividends paid on L-3 Holdings common stock	(188)	—	—	—	—	(188)
Dividends paid to L-3 Holdings	—	(1,157)	—	—	1,157	—
Investments from L-3 Holdings	—	55	—	—	(55)	—
Other financing activities	55	1,099	(912)	(479)	281	44

Net cash used in from financing activities	(1,102)	(10)	(912)	(479)	1,383	(1,120)

Effect of foreign currency exchange rate changes on cash	—	—	—	(4)	—	(4)

Net (decrease) increase in cash	—	387	(1)	(253)	24	157
Cash and cash equivalents, beginning of the year	—	257	3	482	(135)	607

Cash and cash equivalents, end of the year	$—	$644	$2	$229	$(111)	$764

For the year ended December 31, 2010:
Operating activities:
Net cash from operating activities	$1,018	$288	$953	$243	$(1,041)	$1,461

Investing activities:
Business acquisitions, net of cash acquired	—	(756)	—	—	—	(756)
Investments in L-3 Communications	(116)	—	—	—	116	—
Other investing activities	—	(79)	(102)	(8)	—	(189)

Net cash used in investing activities	(116)	(835)	(102)	(8)	116	(945)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(800)	—	—	—	(800)
Common stock repurchased	(834)	—	—	—	—	(834)
Dividends paid on L-3 Holdings common stock	(184)	—	—	—	—	(184)
Dividends paid to L-3 Holdings	—	(1,018)	—	—	1,018	—
Investments from L-3 Holdings	—	116	—	—	(116)	—
Other financing activities	116	912	(852)	(110)	37	103

Net cash (used in) from financing activities	(902)	7	(852)	(110)	939	(918)

Effect of foreign currency exchange rate changes on cash	—	—	—	(7)	—	(7)

Net (decrease) increase in cash	—	(540)	(1)	118	14	(409)
Cash and cash equivalents, beginning of the year	—	797	4	364	(149)	1,016

Cash and cash equivalents, end of the year	$—	$257	$3	$482	$(135)	$607

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)

For the year ended December 31, 2009:
Operating activities:
Net cash from operating activities	$670	$132	$1,093	$248	$(736)	$1,407

Investing activities:
Business acquisitions, net of cash acquired	—	(90)	—	—	—	(90)
Investments in L-3 Communications	(87)	—	—	—	87	—
Other investing activities	—	(64)	(103)	(15)	—	(182)

Net cash used in investing activities	(87)	(154)	(103)	(15)	87	(272)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Repayment of borrowings under term loan facility	—	(650)	—	—	—	(650)
Redemption of senior subordinated notes	—	(750)	—	—	—	(750)
Common stock repurchased	(505)	—	—	—	—	(505)
Dividends paid on L-3 Holdings common stock	(165)	—	—	—	—	(165)
Dividends paid to L-3 Holdings	—	(670)	—	—	670	—
Investments from L-3 Holdings	—	87	—	—	(87)	—
Other financing activities	87	1,086	(988)	(116)	—	69

Net cash (used in) from financing activities	(583)	99	(988)	(116)	583	(1,005)

Effect of foreign currency exchange rate changes on cash	—	—	—	19	—	19

Net increase (decrease) in cash	—	77	2	136	(66)	149
Cash and cash equivalents, beginning of the year	—	720	2	228	(83)	867

Cash and cash equivalents, end of the year	$—	$797	$4	$364	$(149)	$1,016