Form 10-Q
period 2012-03-30
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2012-05-09
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

There were 97,426,487 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 4, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$493	$764
Billed receivables, net of allowances of $29 in 2012 and $27 in 2011	1,268	1,240
Contracts in process	2,826	2,629
Inventories	360	317
Deferred income taxes	98	99
Other current assets	192	195

Total current assets	5,237	5,244

Property, plant and equipment, net	948	934
Goodwill	8,859	8,697
Identifiable intangible assets	428	410
Deferred debt issue costs	37	33
Other assets	190	179

Total assets	$15,699	$15,497

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	550	432
Accrued employment costs	636	631
Accrued expenses	520	616
Advance payments and billings in excess of costs incurred	594	564
Income taxes	71	40
Other current liabilities	397	407

Total current liabilities	2,768	2,690

Pension and postretirement benefits	1,113	1,137
Deferred income taxes	411	385
Other liabilities	444	436
Long-term debt	4,126	4,125

Total liabilities	8,862	8,773

Commitments and contingencies (see Note 16)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 98,190,977 shares outstanding at March 30, 2012 and 98,979,411 shares outstanding at December 31, 2011 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,122	5,064
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 47,306,385 shares at March 30, 2012 and 45,314,918 shares at December 31, 2011	(3,754)	(3,616)
Retained earnings	5,792	5,641
Accumulated other comprehensive loss	(411)	(454)

Total L-3 shareholders’ equity	6,749	6,635
Noncontrolling interests	88	89

Total equity	6,837	6,724

Total liabilities and equity	$15,699	$15,497

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 30, 2012	April 1, 2011
Net sales:
Products	$1,754	$1,731
Services	1,834	1,870

Total net sales	3,588	3,601

Cost of sales:
Products	1,549	1,512
Services	1,676	1,699
Engility spin-off transaction expenses	6	—

Total cost of sales	3,231	3,211

Operating income	357	390
Interest and other income, net	4	2
Interest expense	52	63
Debt retirement charge	—	18

Income before income taxes	309	311
Provision for income taxes	106	104

Net income	$203	$207
Less: Net income attributable to noncontrolling interests	2	3

Net income attributable to L-3	$201	$204
Less: Net income allocable to participating securities	—	1

Net income allocable to L-3 Holdings’ common shareholders	$201	$203

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$2.03	$1.87

Diluted	$2.01	$1.85

Cash dividends paid per common share	$0.50	$0.45

L-3 Holdings’ weighted average common shares outstanding:
Basic	99.0	108.5

Diluted	100.2	109.5

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 30, 2012	April 1, 2011
Net income	$203	$207
Other comprehensive income:
Foreign currency translation adjustments	29	54
Unrealized gains (losses) on hedging instruments, net of income taxes of $2 in 2012 and an income tax benefit of $1 in 2011	3	(1)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized, net of income taxes of $6 in 2012 and $5 in 2011	11	8

Total other comprehensive income	43	61

Comprehensive income	246	268
Less: Comprehensive income attributable to non-controlling interest	2	3

Comprehensive income attributable to L-3	$244	$265

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings
For the quarter ended March 30, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					201		2	203
Other comprehensive income						43		43
Distributions to noncontrolling interests							(3)	(3)
Cash dividends paid on common stock ($0.50 per share)					(49)			(49)
Shares issued:
Employee savings plans	0.6		38					38
Exercise of stock options	0.1		6					6
Employee stock purchase plan	0.4
Stock-based compensation expense			14					14
Treasury stock purchased	(2.0)			(138)				(138)
Other	0.1				(1)			(1)

Balance at March 30, 2012	98.2	$1	$5,121	$(3,754)	$5,792	$(411)	$88	$6,837

For the quarter ended April 1, 2011:
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Net income					204		3	207
Other comprehensive income						61		61
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($0.45 per share)					(49)			(49)
Shares issued:
Employee savings plans	0.6		40					40
Exercise of stock options	0.1		7					7
Employee stock purchase plan	0.6
Stock-based compensation expense			15					15
Treasury stock purchased	(2.6)			(205)				(205)
Other	0.1				(1)			(1)

Balance at April 1, 2011	107.4	$1	$4,862	$(2,863)	$5,031	$(195)	$90	$6,926

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 30, 2012	April 1, 2011
Operating activities:
Net income	$203	$207
Depreciation of property, plant and equipment	43	42
Amortization of intangibles and other assets	16	17
Deferred income tax provision	20	26
Stock-based employee compensation expense	14	15
Contributions to employee savings plans in L-3 Holdings’ common stock	38	40
Amortization of pension and postretirement benefit plans net loss and prior service cost	17	13
Amortization of bond discounts (included in interest expense)	1	2
Amortization of deferred debt issue costs (included in interest expense)	2	2
Non-cash portion of debt retirement charge	—	5
Other non-cash items	—	2
Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	(6)	38
Contracts in process	(148)	(159)
Inventories	(39)	(32)
Accounts payable, trade	102	116
Accrued employment costs	(15)	(27)
Accrued expenses	(112)	(32)
Advance payments and billings in excess of costs incurred	10	(33)
Income taxes	62	44
Excess income tax benefits related to share-based payment arrangements	(1)	(1)
Other current liabilities	(16)	(4)
Pension and postretirement benefits	(30)	(35)
All other operating activities	(24)	(26)

Net cash from operating activities	137	220

Investing activities:
Business acquisitions, net of cash acquired	(205)	—
Capital expenditures	(27)	(35)
Dispositions of property, plant and equipment	—	1
Other investing activities	(2)	—

Net cash used in investing activities	(234)	(34)

Financing activities:
Proceeds from sale of senior notes	—	646
Redemption of senior subordinated notes	—	(650)
Redemption of CODES	—	(11)
Borrowings under revolving credit facility	16	81
Repayment of borrowings under revolving credit facility	(16)	(81)
Common stock repurchased	(138)	(205)
Dividends paid on L-3 Holdings’ common stock	(49)	(49)
Proceeds from exercises of stock options	6	7
Proceeds from employee stock purchase plan	12	13
Debt issue costs	(6)	(6)
Excess income tax benefits related to share-based payment arrangements	1	1
Other financing activities	(5)	(3)

Net cash used in financing activities	(179)	(257)

Effect of foreign currency exchange rate changes on cash and cash equivalents	5	12

Net decrease in cash and cash equivalents	(271)	(59)
Cash and cash equivalents, beginning of the period	764	607

Cash and cash equivalents, end of the period	$493	$548

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

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of the Company’s segments is included in Note 20. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services.

On July 28, 2011, the Company announced that its Board of Directors approved a plan to spin-off a new, independent government services company that will be publicly traded. The new public company will be named Engility Holdings, Inc. (Engility). The spin-off, which is intended to be tax-free to L-3 and its shareholders, is expected to occur around the middle of this year. Upon completion of the spin-off, L-3 shareholders will own 100% of the shares of both L-3 and Engility. The spin-off is not subject to a shareholder vote.

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 30, 2012 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 22 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Accounting Estimates

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

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. For the year ended December 31, 2011, sales on such contracts represented

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

approximately 40% of our consolidated net sales, including approximately 30% from fixed-price type contracts and 10% from cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales and profit on these fixed-price type contracts requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to the current estimated total profit margin multiplied by the cumulative sales recognized, less the amount of cumulative profit previously recorded for the contract.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $21 million, or 5.9%, for the quarter ended March 30, 2012 and $26 million, or 6.7%, for the quarter ended April 1, 2011.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Reclassifications

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, and made related reclassifications between its C3ISR and Electronic Systems segments. The segment results presented in this quarterly report reflect this reclassification. See Note 20 for the prior period sales, operating income, and assets reclassified between segments.

3.  New Accounting Standards

Effective January 1, 2012 the Company retrospectively adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in the presentation of a total for comprehensive income, and the components of net income and other comprehensive income in two separate, but consecutive statements. The adoption of this standard only changed how we present comprehensive income and did not impact the Company’s financial position, results of operations or cash flows.

Effective January 1, 2012, the Company adopted a revised accounting standard issued by the FASB allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test will be performed to identify potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard is effective for goodwill impairment tests performed beginning in 2012, and did not have an impact on the Company’s financial position, results of operations or cash flows.

4.  Acquisitions and Dispositions

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2012 Business Acquisition

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical (KEO) business of Danaher Corporation for a purchase price of $205 million, which was financed with cash on hand. KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids, ground electro-optical and sensor-cueing systems for the U.S. military and allied foreign governments. Based on preliminary purchase price allocations, goodwill of $139 million was recognized, of which $72 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems segments. In addition, the Company recognized customer contractual relationships and technology intangibles of $32 million in the aggregate, with estimated weighted average useful lives of 10 years. The final purchase price, which is expected to be completed by the third quarter of 2012, is subject to adjustment based on the closing date net working capital. In addition, the final purchase price allocation is also expected to be completed in the third quarter of 2012 and will be based on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations for this acquisition will have a material impact on its results of operations or financial position.

2011 Business Acquisitions and Disposition

During the year ended December 31, 2011, in separate transactions, the Company acquired: (1) the communications and engineering business of ComHouse Wireless L.P. (ComHouse), which provides the Company with cellular wave form modulation technology, and (2) the cargo radiation screening business of Detector Networks International LLL (DNI) for an aggregate purchase price of $18 million. Both business acquisitions were financed with cash on hand. Based on preliminary purchase price allocations, the aggregate

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

goodwill recognized for the two acquired businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill recognized for these businesses was assigned to the Electronic Systems segment. In addition, in February 2011, the Company divested the Microdyne Corporation business, which was within the Electronic Systems segment. See Note 4 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for additional information regarding these business acquisitions and the disposition.

As of March 30, 2012, the purchase price of ComHouse was finalized. Also, as of March 30, 2012, the final purchase price for DNI is subject to adjustment based on: (1) the closing date net assets and (2) contingent consideration, which is based on post-acquisition financial performance through December 31, 2014. The final purchase price allocations for this business acquisition is expected to be completed by the second quarter of 2012 and will be based on the final purchase price, except to the extent that the amount of contingent consideration paid for DNI is different than the acquisition date fair value of such consideration and final appraisals and other analyses of fair values for the acquired assets and assumed liabilities. The Company does not expect that the difference between the preliminary and final purchase price allocations for this acquisition will have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the quarter ended March 30, 2012 and the year ended December 31, 2011, in each case assuming that the business acquisitions completed during the quarter ended March 30, 2012 and the year ended December 31, 2011 had occurred on January 1, 2011.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions, except per share data)
Pro forma net sales	$3,600	$3,638
Pro forma net income attributable to L-3	$201	$207
Pro forma diluted earnings per share	$2.01	$1.88

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2011.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	March 30, 2012	December 31, 2011
	(in millions)
Unbilled contract receivables, gross	$3,107	$2,926
Unliquidated progress payments	(1,160)	(1,146)

Unbilled contract receivables, net	1,947	1,780

Inventoried contract costs, gross	950	928
Unliquidated progress payments	(71)	(79)

Inventoried contract costs, net	879	849

Total contracts in process	$2,826	$2,629

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Inventoried Contract Costs. In accordance with contract accounting standards, the Company’s U.S. Government contractor businesses account for the portion of their general and administrative (G&A), independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred, and do not include them in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$91	$97
Add: IRAD and B&P costs	87	81
Other G&A costs	235	231

Total contract costs incurred	322	312

Less: Amounts charged to cost of sales	(313)	(307)

Amounts included in inventoried contract costs at end of the period	$100	$102

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Selling, general and administrative expenses	$76	$76
Research and development expenses	19	18

Total	$95	$94

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

6. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 30, 2012	December 31, 2011
	(in millions)
Raw materials, components and sub-assemblies	$145	$121
Work in process	148	143
Finished goods	67	53

Total	$360	$317

7. Goodwill	and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment.

	C3ISR	Government Services	AM&M	Electronic Systems	Consolidated Total
	(in millions)
Balance at December 31, 2011	$866	$2,191	$1,169	$4,471	$8,697
Business acquisitions(1)	—	—	—	139	139
Foreign currency translation adjustments(2)	—	1	6	16	23
Segment reclassification(3)	(69)	—	—	69	—

Balance at March 30, 2012	$797	$2,192	$1,175	$4,695	$8,859

(1)	The increase in goodwill for the Electronic Systems segment is due to the KEO business acquisition. See Note 4 for further discussion regarding this acquisition.
(2)

The increase in goodwill presented in the AM&M and Electronic Systems segments was due primarily to the weakening of the U.S. dollar against the Euro, Canadian dollar and British pound during the quarter ended March 30, 2012.

(3)

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of goodwill between the C3ISR and Electronic Systems segments during the quarter ended March 30, 2012.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	March 30, 2012				December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	22	$606	$263	$343	$584	$252	$332
Technology	11	160	90	70	149	87	62
Other	16	28	13	15	29	13	16

Total	20	$794	$366	$428	$762	$352	$410

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Amortization expense	$14	$15

Based on gross carrying amounts at March 30, 2012, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2012 through 2016 are presented in the table below.

	Year Ending December 31,
	2012	2013	2014	2015	2016
	(in millions)
Estimated amortization expense	$56	$46	$47	$42	$34

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 30, 2012	December 31, 2011
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$23	$24
Accrued product warranty costs	89	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	67	78
Accrued interest	61	59
Deferred revenues	48	48
Other	109	108

Total other current liabilities	$397	$407

The table below presents the components of other liabilities.

	March 30, 2012	December 31, 2011
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$201	$201
Deferred compensation	57	54
Accrued workers’ compensation	53	56
Estimated contingent purchase price payable for acquired businesses	16	16
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	7	4
Other	100	95

Total other liabilities	$444	$436

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	March 30, 2012	April 1, 2011
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$94	$92
Acquisitions during the period	2	—
Accruals for product warranties issued during the period	16	18
Foreign currency translation adjustments	1	1
Settlements made during the period	(17)	(19)

Balance at end of period	$96	$92

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 30, 2012	December 31, 2011
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
6 3/8% Senior Subordinated Notes due 2015	500	500

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	4,139	4,139
Less: Unamortized discounts	(13)	(14)

Carrying amount of long-term debt	$4,126	$4,125

(1)

The Company’s three-year revolving credit facility, which was amended and restated on February 3, 2012 and matures on February 3, 2017, provides for total aggregate borrowings of up to $1 billion. At March 30, 2012, available borrowings under the Amended and Restated Revolving Credit facility were $996 million after reductions for outstanding letters of credit of $4 million.

(2)

Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $115.78) of the then current conversion price (currently $96.48) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $96.48, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 7, 2012 was $71.41 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $5 million and $7 million for the first quarter periods ended March 30, 2012 and April 1, 2011. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at March 30, 2012 and December 31, 2011.

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. Borrowings under the Amended and Restated Revolving Credit Facility bear interest, at L-3 Communications’ option, at either (i) the “base rate” equal to the highest of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Amended and Restated Revolving Credit Facility), and (c) 1.00% per annum above a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility), plus a spread ranging from 0.25% to 1.00% per annum, or (ii) a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility) plus a spread ranging from 1.25% to 2.00% per annum. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.15% to 0.325% per annum, (2) letter of credit fees ranging from 0.675% to 1.20% per annum for commercial and performance letters of credit and (3) letter of credit fees ranging from 1.25% to 2.00% for financial letters of credit. The interest rate spread and the commitment fee rate, in all cases, depends on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of March 30, 2012, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2008 through 2010 were open. As of March 30, 2012, the Company anticipates that unrecognized tax benefits will decrease by approximately $29 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $15 million ($9 million after income taxes) at March 30, 2012 and $14 million ($8 million after income taxes) at December 31, 2011, respectively, and potential penalties of $12 million and $13 million at March 30, 2012 and December 31, 2011, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

11.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions, except per share data)
Reconciliation of net income:
Net income	$203	$207
Net income attributable to noncontrolling interests	(2)	(3)
Net income allocable to participating securities	—	(1)

Net income allocable to L-3 Holdings’ common shareholders	$201	$203

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	99.0	108.5

Basic earnings per share:
Net income	$2.03	$1.87

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	99.0	108.5
Assumed exercise of stock options	1.2	2.8
Unvested restricted stock awards	2.0	1.3
Employee stock purchase plan contributions	0.3	0.3
Performance unit awards	0.1	0.1
Assumed purchase of common shares for treasury	(2.4)	(3.5)
Assumed conversion of the CODES(1)	—	—

Common and potential common shares	100.2	109.5

Diluted earnings per share:
Net income	$2.01	$1.85

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarters ended March 30, 2012 or April 1, 2011, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 30, 2012, the conversion price was $96.48.

The computation of diluted EPS excluded 3.7 million of stock options for the quarter ended March 30, 2012 and 2.9 million of stock options and restricted stock units for the quarter ended April 1, 2011 as they were anti-dilutive.

12.  Equity

On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its outstanding shares of common stock through April 30, 2013. Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

the Board of Directors, are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 2.0 million shares of its common stock at an average price of $69.45 per share for an aggregate amount of approximately $138 million from January 1, 2012 through March 30, 2012. At March 30, 2012, the remaining dollar value under the $1.5 billion share repurchase program was $995 million.

From March 31, 2012 through May 7, 2012, L-3 Holdings repurchased 1,030,879 shares of its common stock at an average price of $69.68 per share for an aggregate amount of $72 million.

On April 24, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on June 15, 2012, to shareholders of record at the close of business on May 17, 2012.

13.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 30, 2012			December 31, 2011
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$322	$—	$—	$725	$—	$—
Derivatives (foreign currency forward contracts)	—	8	—	—	10	—

Total Assets	$322	$8	$—	$725	$10	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$2	$—	$—	$9	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

14.  Financial Instruments

At March 30, 2012 and December 31, 2011, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, long-term debt (i.e., Senior Notes, Senior Subordinated Notes and CODES) and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	March 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,939	$3,108	$2,938	$2,940
Senior Subordinated Notes(1)	498	512	498	513
CODES(1)	689	674	689	658
Foreign currency forward contracts(2)	6	6	1	1

(1)	The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	See Note 15 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

15.  Derivative Financial Instruments

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 30, 2012:

Currency	Notional Amount
(in millions)
Canadian dollar	$ 146
U.S. dollar	49
British pound	31
Euro	28
Other	1

Total	$ 255

At March 30, 2012, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at March 30, 2012 and December 31, 2011, with changes reflected in the unaudited condensed consolidated financial statements.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

Fair Values of Derivative Instruments(1)
	March 30, 2012				December 31, 2011
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$ 3	$ 4	$ 1	$ —	$ 3	$ 5	$ 8	$ —
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1	—	1	—	1	1	1	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$ 4	$ 4	$ 2	$ —	$ 4	$ 6	$ 9	$ —

(1)	See Note 13 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarters ended March 30, 2012 and April 1, 2011. At March 30, 2012, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months was $2 million.

16.  Commitments and Contingencies

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 30, 2012, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. A third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012, and Kalitta filed a notice of its intent to appeal on March 29, 2012.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented. Accordingly, ACSS filed an appeal of this ruling on April 27, 2010. The plaintiffs also filed an appeal of this ruling on the same date. Oral argument on the appeals was held on January 11, 2012, and the parties are awaiting the court’s decision.

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the TCAS on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Twelve of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009, but withdrew their complaints in July 2010 without prejudice to their right to re-file them against ACSS. An additional four plaintiffs re-filed their complaints in the Lower Civil Court in Rio de Janeiro before the expiration of the statute of limitations. ACSS has not been served in any of these actions. While the statute of limitations has expired and would bar any additional plaintiffs (beyond the 16 noted above) from re-filing claims directly against ACSS, it would not bar GOL from filing a future suit against ACSS based on litigation claims being pursued by the original plaintiffs against GOL in connection with this matter. The Company is unable to estimate a range of loss that is reasonably possible for this matter because: (i) the proceedings are in early stages; (ii) there are significant factual issues to be resolved and (iii) there is uncertainty as to the outcome of the claims being pursued against GOL, and the Company’s knowledge of the proceedings relating to these claims is limited.

17.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$30	$28	$1	$1
Interest cost	33	32	3	3
Expected return on plan assets	(35)	(35)	(1)	(1)
Amortization of prior service credits	—	—	—	(1)
Amortization of net losses	17	14	—	—
Curtailment loss	1	1	—	1

Net periodic benefit cost	$46	$40	$3	$3

Contributions.  For the year ending December 31, 2012, the Company currently expects to contribute cash of approximately $173 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $59 million to its pension plans and $3 million to its postretirement benefit plans during the quarter ended March 30, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

18.  Employee Stock-Based Compensation

On February 22, 2012, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options.  The Company granted 778,705 stock options with an exercise price equal to the closing price of L-3 Holdings common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options awarded on February 22, 2012 was $11.33 and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.4
Expected volatility	27.0%
Expected dividend yield	3.6%
Risk-free interest rate	1.0%

Restricted Stock Units. The Company granted 704,536 restricted stock units with a weighted average grant date fair value of $70.43 per share. Restricted stock units automatically convert into shares of L-3 Holdings common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 63,966 performance units with a weighted average grant date fair value per unit of $70.43. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2014. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings common stock based on the then existing closing price at the end of the performance period.

19.  Supplemental Cash Flow Information

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Interest paid on outstanding debt	$48	$62
Income tax payments	35	41
Income tax refunds	11	7

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

20.  Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment.

	First Quarter Ended
	March 30, 2012	April 1, 2011(1)
	(in millions)
Net Sales:
C3ISR	$889	$770
Government Services	777	948
AM&M	670	643
Electronic Systems	1,354	1,328
Elimination of intercompany sales	(102)	(88)

Consolidated total	$3,588	$3,601

Operating Income:
C3ISR	$94	$93
Government Services	53	71
AM&M	63	66
Electronic Systems	153	160

Segment total	363	390
Engility spin-off transaction expenses	6	—

Consolidated total	$357	$390

Depreciation and amortization:
C3ISR	$11	$11
Government Services	7	8
AM&M	5	4
Electronic Systems	36	36

Consolidated total	$59	$59

	March 30, 2012	December 31, 2011
	(in millions)
Total Assets:
C3ISR	$2,085	$2,021
Government Services	3,170	3,072
AM&M	2,011	1,922
Electronic Systems	7,930	7,555
Corporate	503	927

Consolidated total	$15,699	$15,497

(1)

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of sales of $19 million and an operating loss of $3 million from the C3ISR segment to the Electronic Systems segment for the quarter ended April 1, 2011. At December 31, 2011, $124 million of assets was reclassified from the C3ISR segment to the Electronic Systems segment.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

21.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $24 million in employee severance and other termination costs for approximately 1,400 employees during the year ended December 31, 2011. The Company recorded $8 million in additional employee severance and other related termination costs for approximately 400 employees during the quarter ended March 30, 2012. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid for these initiatives was $12 million at March 30, 2012. Information on employee severance and other termination costs incurred by reportable segment for the quarterly periods ended March 30, 2012 and April 1, 2011 is presented in the table below.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Reportable Segment
C3ISR	$—	$—
Government Services	1	—
AM&M	3	—
Electronic Systems	4	2

Consolidated	$8	$2

22.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and certain of its domestic subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

Under the terms of the indentures governing the Senior Notes and Senior Subordinated Notes, the guarantees of the Senior Notes and the Senior Subordinated Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation and, in the case of the Senior Subordinated Notes, its restricted subsidiaries, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary,” in the case of the Senior Notes, or upon the designation of such guarantor as an “unrestricted subsidiary,” in the case of the Senior Subordinated Notes. In addition, the guarantees of the Senior Notes and the Senior Subordinated Notes will automatically and unconditionally be released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of such guarantor (provided that, in the case of the Senior Subordinated Notes, in the event of a sale or other

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

disposition of all of the assets of any guarantor, the net proceeds of such sale or disposition are applied in accordance with any applicable provisions of the senior subordinated indenture). In addition, under the terms of the indenture governing the CODES, the guarantees of the CODES will automatically and unconditionally be released and discharged upon: (1) the release of all guarantees of all other outstanding indebtedness of L-3 Holdings or any of its subsidiaries (other than a foreign subsidiary), (2) the designation of such guarantor as an “excluded subsidiary”, or (3) the sale or other disposition of all of the assets of any guarantor, by way of merger or consolidation, or a sale or other disposition of all of the capital stock of such guarantor.

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
	(in millions)
Condensed Combining Balance Sheets:
At March 30, 2012:
Current assets:
Cash and cash equivalents	$—	$284	$8	$221	$(20)	$493
Billed receivables, net	—	322	698	248	—	1,268
Contracts in process	—	899	1,588	339	—	2,826
Other current assets	—	287	152	211	—	650

Total current assets	—	1,792	2,446	1,019	(20)	5,237
Goodwill	—	1,892	5,655	1,312	—	8,859
Other assets	—	673	717	213	—	1,603
Investment in and amounts due from consolidated subsidiaries	7,438	9,015	2,981	—	(19,434)	—

Total assets	$7,438	$13,372	$11,799	$2,544	$(19,454)	$15,699

Current liabilities	$—	$883	$1,293	$612	$(20)	$2,768
Amounts due to consolidated subsidiaries	—	—	—	285	(285)	—
Other long-term liabilities	—	1,614	242	112	—	1,968
Long-term debt	689	4,126	—	—	(689)	4,126

Total liabilities	689	6,623	1,535	1,009	(994)	8,862

L-3 shareholders’ equity	6,749	6,749	10,264	1,535	(18,548)	6,749
Noncontrolling interests	—	—	—	—	88	88

Total equity	6,749	6,749	10,264	1,535	(18,460)	6,837

Total liabilities and equity	$7,438	$13,372	$11,799	$2,544	$(19,454)	$15,699

At December 31, 2011:
Current assets:
Cash and cash equivalents	$—	$644	$2	$229	$(111)	$764
Billed receivables, net	—	377	639	224	—	1,240
Contracts in process	—	866	1,463	300	—	2,629
Other current assets	—	281	135	195	—	611

Total current assets	—	2,168	2,239	948	(111)	5,244
Goodwill	—	1,892	5,598	1,207	—	8,697
Other assets	—	678	685	193	—	1,556
Investment in and amounts due from consolidated subsidiaries	7,324	8,510	3,014	—	(18,848)	—

Total assets	$7,324	$13,248	$11,536	$2,348	$(18,959)	$15,497

Current liabilities	$—	$865	$1,352	$584	$(111)	$2,690
Amounts due to consolidated subsidiaries	—	—	—	229	(229)	—
Other long-term liabilities	—	1,623	234	101	—	1,958
Long-term debt	689	4,125	—	—	(689)	4,125

Total liabilities	689	6,613	1,586	914	(1,029)	8,773

L-3 shareholders’ equity	6,635	6,635	9,950	1,434	(18,019)	6,635
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,635	6,635	9,950	1,434	(17,930)	6,724

Total liabilities and equity	$7,324	$13,248	$11,536	$2,348	$(18,959)	$15,497

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 30, 2012:
Total net sales	$—	$887	$2,162	$616	$(77)	$3,588
Total cost of sales	14	811	1,965	532	(91)	3,231

Operating (loss) income	(14)	76	197	84	14	357
Interest and other income, net	—	3	—	1	—	4
Interest expense	5	52	—	—	(5)	52

(Loss) income before income taxes	(19)	27	197	85	19	309
(Benefit) provision for income taxes	(7)	10	67	29	7	106
Equity in net income of consolidated subsidiaries	213	184	—	—	(397)	—

Net income	201	201	130	56	(385)	203
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$201	$201	$130	$56	$(387)	$201

Comprehensive income attributable to L-3	$244	$244	$132	$85	$(461)	$244

For the quarter ended April 1, 2011:
Total net sales	$—	$852	$2,235	$600	$(86)	$3,601
Total cost of sales	15	746	2,024	528	(102)	3,211

Operating (loss) income	(15)	106	211	72	16	390
Interest and other income (expense), net	—	31	(2)	1	(28)	2
Interest expense	7	62	27	1	(34)	63
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(22)	57	182	72	22	311
(Benefit) provision for income taxes	(7)	19	61	24	7	104
Equity in net income of consolidated subsidiaries	219	166	—	—	(385)	—

Net income	204	204	121	48	(370)	207
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$204	$204	$121	$48	$(373)	$204

Comprehensive income attributable to L-3	$265	$265	$120	$99	$(484)	$265

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the quarter ended March 30, 2012:
Operating activities:
Net cash from operating activities	$187	$67	$77	$33	$(227)	$137

Investing activities:
Business acquisitions, net of cash acquired	—	(205)	—	—	—	(205)
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(16)	(10)	(3)	—	(29)

Net cash used in investing activities	(13)	(221)	(10)	(3)	13	(234)

Financing activities:
Common stock repurchased	(138)	—	—	—	—	(138)
Dividends paid on L-3 Holdings common stock	(49)	—	—	—	—	(49)
Dividends paid to L-3 Holdings	—	(187)	—	—	187	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	(32)	(61)	(43)	131	8

Net cash used in financing activities	(174)	(206)	(61)	(43)	305	(179)

Effect of foreign currency exchange rate changes on cash	—	—	—	5	—	5

Net (decrease) increase in cash	—	(360)	6	(8)	91	(271)
Cash and cash equivalents, beginning of the period	—	644	2	229	(111)	764

Cash and cash equivalents, end of the period	$—	$284	$8	$221	$(20)	$493

For the quarter ended April 1, 2011:
Operating activities:
Net cash from operating activities	$265	$54	$181	$27	$(307)	$220

Investing activities:
Investments in L-3 Communications	(16)	—	—	—	16	—
Other investing activities	—	(18)	(12)	(4)	—	(34)

Net cash used in investing activities	(16)	(18)	(12)	(4)	16	(34)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes	(11)	(650)	—	—	—	(661)
Common stock repurchased	(205)	—	—	—	—	(205)
Dividends paid on L-3 Holdings common stock	(49)	—	—	—	—	(49)
Dividends paid to L-3 Holdings	—	(265)	—	—	265	—
Investments from L-3 Holdings	—	16	—	—	(16)	—
Other financing activities	16	131	(167)	(78)	110	12

Net cash used in financing activities	(249)	(122)	(167)	(78)	359	(257)

Effect of foreign currency exchange rate changes on cash	—	—	—	12	—	12

Net (decrease) increase in cash	—	(86)	2	(43)	68	(59)
Cash and cash equivalents, beginning of the period	—	257	3	482	(135)	607

Cash and cash equivalents, end of the period	$—	$171	$5	$439	$(67)	$548

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

For the year ended December 31, 2011, we generated sales of $15.2 billion. Our primary customer was the DoD. The table below presents a summary of our 2011 sales by end customer and the percent contributed by each to our total 2011 sales. We currently do not anticipate significant changes to our end customer sales mix for the year ending December 31, 2012.

	2011 Sales	% of 2011 Sales
	(in millions)
DoD	$11,321	75%
Other U.S. Government	1,113	7

Total U.S. Government	12,434	82%
Foreign governments	1,200	8
Commercial — foreign	905	6
Commercial — domestic	630	4

Total sales	$15,169	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Electronic Systems. Financial information with respect to each of our reportable segments is included in Note 20 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise IT and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services.

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

On February 13, 2012, President Obama submitted his FY 2013 proposed budget (FY 2013 DoD Plan) to Congress, which complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The FY 2013 DoD Plan does not address or provision for the automatic sequestration process. The FY 2013 DoD Plan reflects a revised national security strategy that includes a more disciplined use of resources from: (1) various efficiency initiatives, (2) military force structure reductions, (3) equipment modernization savings, including program terminations, restructuring and deferrals, and (4) military personnel compensation changes. The table below presents the enacted DoD budget (base and OCO) for FY 2012 and the proposed DoD budgets for FY 2013 to FY 2017, as provided in the FY 2013 DoD Plan.

Fiscal Year	Base	OCO	Total	Annual Total Budget Change
	(in billions)
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

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales and operating income trends. The two main determinants of our operating income are sales and operating margin. We define operating margin as operating income as a percentage of sales. Management believes that sales growth and operating margin improvements are financial performance measures of the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, and not by type or amount of operating expenses. As a result of this approach and the general nature of our operations, the discussion of results of operations focuses on changes in net sales and operating margin.

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

Sales Trend. For the year ended December 31, 2011, consolidated net sales of $15,169 million declined by 3.3%, due to a decline in organic sales of 4.3%, partially offset by net sales from business acquisitions of 1.0%. For the quarter ended March 30, 2012 (2012 First Quarter), consolidated net sales of $3,588 million declined by $13 million, or 0.4%, due to a decline in organic sales of $37 million, or 1.0%, partially offset by net sales from acquisitions of $24 million, or 0.6%, compared to the quarter ended April 1, 2011 (2011 First Quarter).

For the year ended December 31, 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Command, which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2011 sales, we provide maintenance and logistical support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. The current contract is expected to end on September 30, 2012. We submitted our proposal in November 2011 for the contract re-competition and anticipate the award will be made by July 2012. We cannot provide any assurance that we will win the re-competition of the Fort Rucker Maintenance support contract.

Operating Income Trend. Operating income for the 2012 First Quarter was $357 million, a decrease of 8% from $390 million for the 2011 First Quarter. Our operating margin was 10.0% for the 2012 First Quarter, a decrease of 80 basis points from 10.8% for the 2011 First Quarter. Operating income for the 2012 First Quarter included $6 million of transaction expenses for the Engility spin-off further discussed below. Excluding the spin-off costs, our segment operating income was $363 million for the 2012 First Quarter, a decrease of 7% from $390 million for the 2011 First Quarter, and our segment operating margin was 10.1% for the 2012 First Quarter, a decrease of 70 basis points from 10.8% for the 2011 First Quarter. See Results of Operations, including segment results below for a discussion of operating margin.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. Our 2012 First Quarter operating margin was lower than our prior year comparative period operating margin and we expect our 2012 annual operating margin to decline as compared to 2011. While we are taking action to increase operating margin, these actions may not be successful. Furthermore, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. Changes in the competitive environment and DoD procurement practices and reductions in our consolidated sales levels could also result in lower operating margin.

Spin-off of Businesses that will comprise Engility

As previously announced, we plan to spin-off a part of our Government Services segment into a new, independent and publicly traded company that will be named Engility. We filed Engility’s initial registration statement on March 29, 2012, and we expect the spin-off to occur around the middle of this year. Upon completion of the spin-off, L-3 shareholders will own 100% of the shares of both L-3 and Engility.

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

The businesses that will comprise Engility had sales of $427 million and operating margin (excluding $6 million of transaction expenses for the spin-off) of 7.9% for the 2012 First Quarter, compared to net sales of $542 million and operating margin of 8.7% for the 2011 First Quarter. Excluding the Engility businesses, consolidated net sales for the 2012 First Quarter would have increased by 3% to $3,161 million from $3,059 for the 2011 First Quarter and segment operating margin for the 2012 First Quarter would have decreased by 80 basis points to 10.4% from 11.2% for the 2011 First Quarter.

Other Events

2012 Amended and Restated Revolving Credit Facility. On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. See Note 9 of our unaudited condensed consolidated financial statements contained in this quarterly report for additional information regarding the amendment of our $1 billion Amended and Restated Revolving Credit Facility.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 summarizes the business acquisitions and business dispositions that we completed during the three years ended December 31, 2011. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisition completed during the 2012 First Quarter. During the 2012 First Quarter, we used $205 million of cash for the KEO business acquisition. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. We may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

On April 13, 2012, the Company acquired the assets and liabilities of MAVCO, Inc, an audio, video lighting and broadcast systems integration business, primarily for cruise lines, for $10 million.

On April 7, 2012, we entered into an agreement to acquire all the assets of Thales Training & Simulation Ltd’s (TTS) civil aircraft simulation and training business for approximately $132 million, which we expect to fund with cash on hand. TTS is a leading manufacturer of flight simulation systems for the civil aviation market. We anticipate completing this acquisition during the third quarter of 2012, subject to customary closing conditions and regulatory approvals.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our 2012 business acquisition and Note 4 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for a discussion of our 2011 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2012 First Quarter compared with the 2011 First Quarter.

	First Quarter Ended
(in millions, except per share data)	March 30, 2012	April 1, 2011	Increase/ (decrease)
Net sales	$3,588	$3,601	$(13)
Operating income	$357	$390	$(33)
Engility spin-off transaction expenses	6	—	6

Segment operating income	$363	$390	$(27)

Operating margin	10.0%	10.8%	(80)	bpts
Engility spin-off transaction expenses	0.1%	—	10	bpts

Segment operating margin	10.1%	10.8%	(70)	bpts
Net interest expense and other income	$48	$79	$(31)
Effective income tax rate	34.3%	33.4%	90	bpts
Net income attributable to L-3	$201	$204	$(3)
Diluted earnings per share	$2.01	$1.85	$0.16
Diluted weighted average common shares outstanding	100.2	109.5	(9.3)

Net Sales: For the 2012 First Quarter, consolidated net sales of $3.6 billion were 0.4% lower than the 2011 First Quarter. Sales growth from the Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) and Aircraft Modernization and Maintenance (AM&M) segments was offset by lower sales from the Government Services segment. Acquired businesses, which are all included in the Electronic Systems segment, added $24 million to net sales in the 2012 First Quarter. Net sales to commercial customers grew 13% to $387 million for the 2012 First Quarter compared to $344 million for the 2011 First Quarter.

Sales from services, primarily from our Government Services, AM&M and C3ISR segments, decreased by $36 million to $1,834 million, representing approximately 51% of consolidated net sales for the 2012 First Quarter, compared to $1,870 million, or approximately 52% of consolidated net sales for the 2011 First Quarter. Sales from services decreased primarily due to: (1) less demand for linguist, law enforcement and intelligence support services for the U.S. and coalition forces due to the drawdown of U.S. military forces from Iraq and (2) contract losses in 2011, primarily for staff support services for U.S. Army and information technology (IT) support services for select non-DoD U.S. Government agencies. These decreases were partially offset, primarily by higher sales for Contractor Logistics Support (CLS) services for a U.S. Army rotary wing aircraft contract and C-12 aircraft maintenance, and airborne ISR logistics support and fleet management services for the DoD.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, increased by $23 million to $1,754 million, representing approximately 49% of consolidated net sales for the 2012 First Quarter, compared to $1,731 million for the 2011 First Quarter, or approximately 48% of consolidated net sales for the 2011 First Quarter. The increase in product sales was primarily due to sales from the KEO business acquisition and organic sales growth primarily for networked communication systems for manned and unmanned platforms, airborne Electro-Optical/Infrared (EO/IR) turrets, more deliveries of power devices for satellite communications systems and higher sales for commercial shipbuilding products. These increases were partially offset by decreases due to lower: (1) sales for warrior systems, including image intensification tubes, night vision and illumination products, (2) Joint Cargo Aircraft (JCA) volume and (3) DoD demand for tactical quiet generators.

See the segment results below for additional discussion of our segment sales.

Operating income and operating margin: Operating income for the 2012 First Quarter decreased by $33 million compared to the 2011 First Quarter. Operating income as a percentage of sales (operating margin) decreased by 80 basis points to 10.0% for the 2012 First Quarter compared to 10.8% for the 2011 First Quarter.

Segment operating income for the 2012 First Quarter decreased by $27 million compared to the 2011 First Quarter. Segment operating margin decreased by 70 basis points to 10.1% for the 2012 First Quarter compared to 10.8% for the 2011 First Quarter, primarily due to lower operating margins in the C3ISR and Electronic Systems segments compared to the 2011 First Quarter. Higher pension expense of $6 million in the 2012 First Quarter reduced segment operating margin by 20 basis points. See segment results below for additional discussion of our operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $31 million for the 2012 First Quarter compared to the same period last year. The 2011 First Quarter includes an $18 million debt retirement charge ($11 million after income tax, or $0.10 per diluted share). The remaining decrease was primarily due to lower interest rates on outstanding debt.

Effective income tax rate: The effective tax rate for the 2012 First Quarter increased by 90 basis points compared to the same period last year, primarily due to the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2011.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2012 First Quarter decreased 1% to $201 million compared to $204 million in the 2011 First Quarter, and diluted earnings per share increased 9% to $2.01 from $1.85. As discussed above, the 2011 First Quarter includes a debt retirement charge of $18 million, or $0.10 per diluted share.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2012 First Quarter decreased by 9.3 million shares compared to the same period last year. The decrease was due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	First Quarter Ended
	March 30, 2012	April 1, 2011(1)
	(dollars in millions)
Net sales:(2)
C3ISR	$886.1	$766.3
Government Services	775.1	946.8
AM&M	614.0	592.9
Electronic Systems	1,312.6	1,295.4

Consolidated net sales	$3,587.8	$3,601.4

Operating income:
C3ISR	$93.5	$92.4
Government Services	52.8	71.0
AM&M	63.1	66.0
Electronic Systems	153.5	160.2

Segment operating income	362.9	389.6
Engility spin-off transaction expenses	6.0	—

Consolidated operating income	$356.9	$389.6

Operating margin:
C3ISR	10.6%	12.1%
Government Services	6.8%	7.5%
AM&M	10.3%	11.1%
Electronic Systems	11.7%	12.4%
Segment operating margin	10.1%	10.8%
Engility spin-off transaction expenses	(0.1)%	—

Consolidated operating margin	10.0%	10.8%

(1)

Effective January 1, 2012, we re-aligned a business unit’s management and organizational structure, as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, and made a reclassification of sales of $19.3 million and an operating loss of $2.9 million from the C3ISR segment to the Electronic Systems segment for the quarter ended April 1, 2011.

(2)	Net sales are after intercompany eliminations.

C3ISR

First Quarter Ended
	March 30, 2012	April 1, 2011	Increase/ (decrease)
(dollars in millions)
Net sales	$ 886.1	$ 766.3	$ 119.8
Operating income	$ 93.5	$ 92.4	$ 1.1
Operating margin	10.6%	12.1%	(150)	bpts

C3ISR net sales for the 2012 First Quarter increased by $120 million, or 16%, compared to the 2011 First Quarter. This increase was primarily due to increased demand from the DoD for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services, and increased volume on airborne ISR systems for foreign military customers.

C3ISR operating income for the 2012 First Quarter increased by $1 million, or 1%, compared to the 2011 First Quarter. Operating margin decreased by 100 basis points due primarily to the timing of award fees, changes in contract estimates and sales mix. A $4 million increase in pension expense reduced operating margin by 50 basis points.

Government Services

First Quarter Ended
	March 30, 2012	April 1, 2011	Decrease
(dollars in millions)
Net sales	$ 775.1	$ 946.8	$ (171.7)
Operating income	$ 52.8	$ 71.0	$ (18.2)
Operating margin	6.8%	7.5%	(70)	bpts

Government Services net sales for the 2012 First Quarter decreased by $172 million, or 18%, compared to the 2011 First Quarter. Less demand for linguist, law enforcement and intelligence support services for the U.S. and coalition forces due to the drawdown of U.S. military forces in Iraq lowered sales by $79 million. Contract losses in 2011, primarily for staff support services for the U.S. Army and IT support services for select non-DoD U.S. Government agencies lowered sales by $61 million. Lower volumes due primarily to completed contracts for safety and security systems lowered sales by $21 million. Also, less demand for U.S. Special Operations Command IT support services, due to our previous single-award contract converting to several multiple-award contracts, which increased the number of competitors and reduced our work share, lowered sales by $27 million. These sales decreases were partially offset by $16 million in sales for a U.S. Army training contract competitively won in 2011.

Government Services operating income for the 2012 First Quarter decreased by $18 million, or 26%, compared to the 2011 First Quarter. Operating margin decreased by 70 basis points primarily due to lower contract profit rates on re-competitions of existing business due to competitive price pressures and lower sales volume.

Aircraft Modernization and Maintenance (AM&M)

First Quarter Ended
	March 30, 2012	April 1, 2011	Increase/ (decrease)
(dollars in millions)
Net sales	$ 614.0	$ 592.9	$ 21.1
Operating income	$ 63.1	$ 66.0	$ (2.9)
Operating margin	10.3%	11.1%	(80)	bpts

AM&M net sales for the 2012 First Quarter increased by $21 million, or 4%, compared to the 2011 First Quarter. The increase was primarily due to $38 million of higher sales for CLS services for a U.S. Army rotary wing aircraft contract that was competitively won in September of 2011 and increased activity for U.S. Army C-12 aircraft maintenance, and $9 million for a head-of-state aircraft interior modification contract. These increases were partially offset primarily by lower JCA volume and lower aircraft modernization sales for special mission aircraft due to a contract nearing completion.

AM&M operating income for the 2012 First Quarter decreased by $3 million, or 4%, compared to the 2011 First Quarter. Operating margin decreased by 80 basis points. The decrease in operating margin was due to a $6 million, or 80 basis point, non-recurring net favorable adjustment in the 2011 First Quarter, which was comprised of a favorable price adjustment for an international modification contract and startup costs for the U.S. Army C-12 aircraft maintenance contract. A $2 million increase in pension expense reduced operating margin by 30 basis points. These decreases were partially offset by the decline in lower margin JCA sales, which increased operating margin by 30 basis points.

Electronic Systems

First Quarter Ended
	March 30, 2012	April 1, 2011	Increase/ (decrease)
(dollars in millions)
Net sales	$ 1,312.6	$ 1,295.4	$ 17.2
Operating income	$ 153.5	$ 160.2	$ (6.7)
Operating margin	11.7%	12.4%	(70)	bpts

Electronic Systems net sales for the 2012 First Quarter increased by $17 million, or 1%, compared to the 2011 First Quarter, reflecting growth for: (1) Sensor Systems of $65 million, including $26 million for the KEO business acquisition and $39 million primarily for airborne EO/IR turrets to the U.S. Army and U.S. Air Force (USAF), (2) microwave products of $10 million, including more deliveries of power devices for satellite communication systems of $23 million due to higher manufacturing yields, partially offset by lower USAF demand primarily for satellite communication systems of $13 million, and (3) marine and power systems of $1 million due to $14 million for commercial shipbuilding products and $9 million primarily for power and control systems to the U.S. Navy, partially offset by lower demand from the U.S. Army for tactical quiet generators of $22 million. These increases were partially offset by lower sales for: (1) warrior systems of $31 million, including $16 million for image intensification tubes and $15 million for night vision and illumination products due to reduced U.S. Army requirements, (2) precision engagement of $14 million primarily due to contracts nearing completion for ordnance products, and (3) simulation & training of $14 million primarily due to contracts nearing completion for F-16 programs partially offset by higher sales on the USAF C-17 training system.

Electronic Systems operating income for the 2012 First Quarter decreased by $7 million, or 4%, compared to the 2011 First Quarter. Operating margin decreased by 70 basis points. Unfavorable contract performance adjustments, primarily for combat propulsion, simulation & training, and power & control systems, reduced operating margin by 190 basis points. These decreases were partially offset by 60 basis points for higher sales volume primarily for EO/IR products and 60 basis points as a result of an $8 million loss for a contract termination by a foreign ministry of defense in the First Quarter of 2011 that did not recur.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 30, 2012, we had total cash and cash equivalents of $493 million as compared to $764 million at December 31, 2011. While no amounts of the cash and cash equivalents are considered restricted, $202 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $137 million of cash from operating activities during the 2012 First Quarter. Significant cash used during the 2012 First Quarter included $205 million for the KEO business acquisition, $138 million to repurchase shares of our common stock, and $49 million for dividends.

As of March 30, 2012, we also had $996 million of borrowings available under our Amended and Restated Revolving Credit Facility, after reductions of $4 million for outstanding letters of credit, subject to certain conditions. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

However, our business may not continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, reduce dividend payments, refinance all or a portion of our existing debt or obtain additional financing, which we may not be able to do on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $28 million to $1,268 million at March 30, 2012, from $1,240 million at December 31, 2011 due to $19 million of acquired billed receivables from the KEO business acquisition. The remaining increase was primarily due to timing of billings and collections primarily for Government Services and airborne ISR logistic services partially offset by collections for sensor systems, and lower sales for warrior systems and microwave products.

Contracts in process increased by $197 million to $2,826 million at March 30, 2012, from $2,629 million at December 31, 2011. The increase included $45 million of acquired contracts-in-process balances from the KEO business acquisition, $4 million of foreign currency translation adjustments and $148 million from:

•	Increases of $124 million in unbilled contract receivables primarily due to sales exceeding billings for networked communication systems, government services and CLS services.

•	Increases of $24 million in inventoried contract costs primarily due to increases of spare parts for CLS services and timing of deliveries for precision engagement products.

L-3’s receivables days sales outstanding (DSO) was 76 at March 30, 2012, compared with 73 at December 31, 2011 and April 1, 2011. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 30, 2012, 365 days at December 31, 2011 and 371 days at April 1, 2011). Our trailing 12 month pro forma sales were $15,311 million at March 30, 2012, $15,180 million at December 31, 2011 and $15,727 million at April 1, 2011.

The increase in inventories was primarily due to higher inventory for security and detection systems, microwave products, and warrior systems to support customer demand and $3 million for foreign currency translation adjustment.

Goodwill increased by $162 million to $8,859 million at March 30, 2012 from $8,697 million at December 31, 2011. The table below presents the changes in goodwill by segment.

	C3ISR	Government Services	AM&M	Electronic Systems	Consolidated Total
	(in millions)
Balance at December 31, 2011	$866	$2,191	$1,169	$4,471	$8,697
Business acquisitions(1)	—	—	—	139	139
Foreign currency translation adjustments(2)	—	1	6	16	23
Segment reclassification(3)	(69)	—	—	69	—

Balance at March 30, 2012	$797	$2,192	$1,175	$4,695	$8,859

(1)

The increase in goodwill for the Electronic Systems segment is due to the KEO business acquisition. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion regarding this acquisition.

(2)

The increase in goodwill presented in the AM&M and Electronic Systems segments was due primarily to the weakening of the U.S. dollar against the Euro, Canadian dollar and British pound during the quarter ended March 30, 2012.

(3)

Effective January 1, 2012, we re-aligned a business unit’s management and organizational structure, as discussed in Note 2 to our unaudited condensed consolidated financial statements, and made a reclassification of goodwill between the C3ISR and Electronic Systems segments during the 2012 First Quarter.

The increase in identifiable intangible assets was due to the recognition of $32 million of customer contractual relationships and technology intangibles due to the KEO business acquisition, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The KEO business acquisition increased accounts payable by $16 million and accrued expenses by $3 million.

The increase in advance payments and billings in excess of costs incurred was primarily due to: (1) $17 million of acquired balances from the KEO business acquisition, (2) performance based billings for certain precision engagement and secure and networked communications contracts, and (3) payments received for certain government services and security & detection contracts with foreign customers. These increases were partially offset by liquidations upon shipment and invoicing for certain microwave contracts.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2012 First Quarter. We expect to contribute cash of approximately $173 million to our pension plans for all of 2012, of which $59 million was contributed during the 2012 First Quarter.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2012 First Quarter Compared with 2011 First Quarter

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 30, 2012	April 1, 2011
	(in millions)
Net cash from operating activities	$137	$220
Net cash used in investing activities	(234)	(34)
Net cash used in financing activities	(179)	(257)

Operating Activities

We generated $137 million of cash from operating activities during the 2012 First Quarter, a decrease of $83 million compared with $220 million generated during the 2011 First Quarter. The decrease was due to: (1) a decrease in net income of $4 million, (2) lower non-cash expenses of $13 million, and (3) $66 million of more cash used for changes in operating assets and liabilities primarily due to an increase in working capital for accounts payable and accrued liabilities, partially offset by lower interest and income tax payments. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 38.

Investing Activities

During the 2012 First Quarter, we used $234 million of cash, including $205 million for the KEO business acquisition and $27 million for capital expenditures.

Financing Activities

Debt

At March 30, 2012, total outstanding debt was $4,126 million, of which $2,939 million was senior debt and $1,187 million was subordinated debt and CODES, compared to $4,125 million at December 31, 2011, of which $2,938 million was senior debt and $1,187 million was subordinated debt and CODES. At March 30, 2012, borrowings available under our Amended and Restated Revolving Credit Facility were $996 million, after reduction for outstanding letters of credit of $4 million. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at March 30, 2012. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 30, 2012.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of March 30, 2012, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $115.78) of the then current conversion price (currently $96.48) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 7, 2012 was $71.41 per share.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2012 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2012	1,991,467	$69.45	$138

At March 30, 2012, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors was $995 million.

From March 31, 2012 through May 7, 2012, L-3 Holdings repurchased 1,030,879 shares of its common stock at an average price of $69.68 per share for an aggregate amount of $72 million.

During the 2012 First Quarter, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 7, 2012	March 1, 2012	$0.50	March 15, 2012	$49

On April 24, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on June 15, 2012 to shareholders of record at the close of business on May 17, 2012.

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

•

our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in annual DoD budgets and the outcome of potential additional reductions due to the sequestration process;

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

In addition, for a discussion of these and other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2012 First Quarter. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 30, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2012. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 30, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM  1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 16 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – Industry Considerations”, which could materially affect our business, financial condition or future results. Other than as described in “Industry Considerations”, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2012 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
	(in millions)
January 1 — January 31, 2012	387,609	$68.73	387,609	$1,107
February 1 — February 29, 2012	546,477	$70.35	546,477	$1,069
March 1 — March 30, 2012	1,057,381	$69.26	1,057,381	$995

Total	1,991,467	$69.45	1,991,467

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

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

By: /s/ Ralph G. D’Ambrosio
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2012

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.4	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.6	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.9	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.10	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.11	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.12	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

4.13	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

*10.1	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan.

*10.2	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 Version).

*10.3	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2012 Version).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification

Exhibit No.	Description of Exhibits

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 11 to the unaudited condensed consolidated financial statements as of March 30, 2012 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.