Form 10-Q
period 2012-06-29
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2012-08-03
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

There were 96,554,031 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 27, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 29, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) June 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$481	$764
Billed receivables, net of allowances of $32 in 2012 and $27 in 2011	1,255	1,240
Contracts in process	2,908	2,629
Inventories	383	317
Deferred income taxes	97	99
Other current assets	163	195

Total current assets	5,287	5,244

Property, plant and equipment, net	977	934
Goodwill	8,828	8,697
Identifiable intangible assets	414	410
Deferred debt issue costs	35	33
Other assets	184	179

Total assets	$15,725	$15,497

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	620	432
Accrued employment costs	630	631
Accrued expenses	470	616
Advance payments and billings in excess of costs incurred	587	564
Income taxes	23	40
Other current liabilities	391	407

Total current liabilities	2,721	2,690

Pension and postretirement benefits	1,108	1,137
Deferred income taxes	437	385
Other liabilities	473	436
Long-term debt	4,126	4,125

Total liabilities	8,865	8,773

Commitments and contingencies (see Note 16)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 96,251,510 shares outstanding at June 29, 2012 and 98,979,411 shares outstanding at December 31, 2011 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,204	5,064
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 49,853,027 shares at June 29, 2012 and 45,314,918 shares at December 31, 2011	(3,931)	(3,616)
Retained earnings	5,946	5,641
Accumulated other comprehensive loss	(448)	(454)

Total L-3 shareholders’ equity	6,771	6,635
Noncontrolling interests	89	89

Total equity	6,860	6,724

Total liabilities and equity	$15,725	$15,497

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Second Quarter Ended
	June 29, 2012	July 1, 2011
Net sales:
Products	$1,795	$1,886
Services	1,763	1,880

Total net sales	3,558	3,766

Cost of sales:
Products	1,574	1,668
Services	1,610	1,694
Engility spin-off transaction expenses	7	—

Total cost of sales	3,191	3,362

Operating income	367	404
Interest and other income, net	3	5
Interest expense	52	56

Income before income taxes	318	353
Provision for income taxes	110	107

Net income	$208	$246
Less: Net income attributable to noncontrolling interests	3	3

Net income attributable to L-3	$205	$243
Less: Net income allocable to participating securities	—	1

Net income allocable to L-3 Holdings’ common shareholders	$205	$242

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$2.11	$2.28

Diluted	$2.08	$2.26

Cash dividends paid per common share	$0.50	$0.45

L-3 Holdings’ weighted average common shares outstanding:
Basic	97.2	106.1

Diluted	98.5	107.2

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Half Ended
	June 29, 2012	July 1, 2011
Net sales:
Products	$3,549	$3,617
Services	3,597	3,750

Total net sales	7,146	7,367

Cost of sales:
Products	3,123	3,180
Services	3,286	3,393
Engility spin-off transaction expenses	13	—

Total cost of sales	6,422	6,573

Operating income	724	794
Interest and other income, net	7	7
Interest expense	104	119
Debt retirement charge	—	18

Income before income taxes	627	664
Provision for income taxes	216	211

Net income	$411	$453
Less: Net income attributable to noncontrolling interests	5	6

Net income attributable to L-3	$406	$447
Less: Net income allocable to participating securities	—	2

Net income allocable to L-3 Holdings’ common shareholders	$406	$445

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic	$4.14	$4.15

Diluted	$4.08	$4.11

Cash dividends paid per common share	$1.00	$0.90

L-3 Holdings’ weighted average common shares outstanding:
Basic	98.1	107.3

Diluted	99.4	108.4

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$208	$246	$411	$453
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	13	(18)	67
Unrealized (losses) gains on hedging instruments(1)	(1)	(1)	2	(2)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	11	8	22	16

Total other comprehensive income (loss):	(37)	20	6	81

Comprehensive income	171	266	417	534
Less: Comprehensive income attributable to non-controlling interest	3	3	5	6

Comprehensive income attributable to L-3	$168	$263	$412	$528

(1)

Amounts are net of income tax benefits of $1 for the quarterly periods ended June 29, 2012 and July 1, 2011, respectively, and income taxes of $1 million and an income tax benefit of $2 million for the first half periods ended June 29, 2012 and July 1, 2011, respectively.

(2)

Amounts are net of income taxes of $6 million and $5 million for the quarterly periods ended June 29, 2012 and July 1, 2011, respectively, and $12 million and $10 million for the first half periods ended June 29, 2012 and July 1, 2011, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings
For the first half ended June 29, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					406		5	411
Other comprehensive income						6		6
Distributions to noncontrolling interests							(5)	(5)
Cash dividends paid on common stock ($1.00 per share)					(98)			(98)
Shares issued:
Employee savings plans	1.2		75					75
Exercise of stock options	0.2		9					9
Employee stock purchase plan	0.4		21					21
Stock-based compensation expense			33					33
Treasury stock purchased	(4.5)			(315)				(315)
Other	—		2		(3)			(1)

Balance at June 29, 2012	96.3	$1	$5,203	$(3,931)	$5,946	$(448)	$89	$6,860

For the first half ended July 1, 2011:
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Net income					447		6	453
Other comprehensive income						81		81
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($0.90 per share)					(97)			(97)
Shares issued:
Employee savings plans	1.1		78					78
Exercise of stock options	0.3		20					20
Employee stock purchase plan	0.9		23					23
Stock-based compensation expense			34					34
Treasury stock purchased	(5.4)			(429)				(429)
Other	0.1		5		(2)			3

Balance at July 1, 2011	105.6	$1	$4,960	$(3,087)	$5,225	$(175)	$91	$7,015

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Half Ended
	June 29, 2012	July 1, 2011
Operating activities:
Net income	$411	$453
Depreciation of property, plant and equipment	87	88
Amortization of intangibles and other assets	32	35
Deferred income tax provision	40	56
Stock-based employee compensation expense	33	34
Contributions to employee savings plans in L-3 Holdings’ common stock	75	78
Amortization of pension and postretirement benefit plans net loss and prior service cost	34	26
Amortization of bond discounts (included in interest expense)	1	3
Amortization of deferred debt issue costs (included in interest expense)	3	5
Non-cash portion of debt retirement charge	—	5
Other non-cash items	3	(3)
Changes in operating assets and liabilities, excluding acquired and divested amounts:
Billed receivables	4	67
Contracts in process	(237)	(182)
Inventories	(68)	(41)
Accounts payable, trade	172	42
Accrued employment costs	(6)	(32)
Accrued expenses	(156)	9
Advance payments and billings in excess of costs incurred	7	(26)
Income taxes	24	(17)
Excess income tax benefits related to share-based payment arrangements	(1)	(2)
Other current liabilities	(29)	(18)
Pension and postretirement benefits	(34)	(35)
All other operating activities	13	(26)

Net cash from operating activities	408	519

Investing activities:
Business acquisitions, net of cash acquired	(216)	(15)
Capital expenditures	(76)	(78)
Dispositions of property, plant and equipment	1	1
Other investing activities	(4)	3

Net cash used in investing activities	(295)	(89)

Financing activities:
Proceeds from sale of senior notes	—	646
Redemption of senior subordinated notes	—	(650)
Redemption of CODES	—	(11)
Borrowings under revolving credit facility	199	371
Repayment of borrowings under revolving credit facility	(199)	(371)
Common stock repurchased	(315)	(429)
Dividends paid on L-3 Holdings’ common stock	(98)	(97)
Proceeds from exercises of stock options	8	18
Proceeds from employee stock purchase plan	21	23
Debt issue costs	(6)	(6)
Excess income tax benefits related to share-based payment arrangements	1	2
Other financing activities	(4)	—

Net cash used in financing activities	(393)	(504)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	15

Net decrease in cash and cash equivalents	(283)	(59)
Cash and cash equivalents, beginning of the period	764	607

Cash and cash equivalents, end of the period	$481	$548

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.  Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the “Company”) is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and government services. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and foreign commercial customers and select other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Government Services. Financial information with respect to each of the Company’s segments is included in Note 20. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Government Services provides a full range of systems engineering and technical assistance (SETA), training, operational support, cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments.

On July 17, 2012 the Company successfully completed the previously announced spin-off of its subsidiary, Engility Holdings, Inc. L-3 shareholders of record as of July 16, 2012 (the “record date”) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. In connection with the spin-off, Engility made a net cash distribution of approximately $325 million to L-3. The Company used a portion of the proceeds to redeem $250 million of its 6 3/ 8% Senior Subordinated Notes due 2015 (2015 Notes) on July 26, 2012 and intends to use the remaining proceeds to repurchase approximately $75 million of its outstanding shares of common stock. See Note 9 for additional information on the redemption of the 2015 Notes.

The spin-off has been structured to qualify as a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

Engility includes the SETA, training and operational support services that were part of L-3’s Government Services segment. L-3 is retaining its cyber security, intelligence, enterprise IT and security solutions businesses that are also a part of L-3’s Government Services segment, which has been renamed National Security Solutions (NSS). The NSS businesses develop unique solutions to address growing challenges for DoD, U.S. Government intelligence agencies, and global security customers.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

As the spin-off was completed subsequent to the end of L-3’s 2012 second quarter, Engility financial results will be reported as discontinued operations beginning with L-3’s 2012 third quarter, along with all comparative prior periods. All amounts reported in this quarterly report on Form 10-Q include Engility financial results, unless otherwise indicated.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 29, 2012 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. For the year ended December 31, 2011, sales on such contracts represented approximately 40% of our consolidated net sales, including approximately 30% from fixed-price type contracts and 10% from cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Sales and profits on cost-plus type contracts that are covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangement types for the Company. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $60 million, or 8.3%, for the first half ended June 29, 2012 and $39 million, or 4.9%, for the first half ended July 1, 2011.

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

2012 Business Acquisitions

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical (KEO) business for a purchase price of $205 million, which was financed with cash on hand. KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids, ground electro-optical and sensor-cueing systems for the U.S. military and allied foreign governments. Based on preliminary purchase price allocations, goodwill of $137 million was recognized, of which $69 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

segment. In addition, the Company recognized customer contractual relationships and technology intangibles of $32 million in the aggregate, with estimated weighted average useful lives of 10 years. The final purchase price, which is expected to be completed by the third quarter of 2012, is subject to adjustment based on the closing date net working capital. In addition, the final purchase price allocation is also expected to be completed in the third quarter of 2012 and will be based on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect differences between the preliminary and final purchase price allocation to have a material impact on its results of operations or financial position.

On April 13, 2012, the Company acquired the assets and liabilities of MAVCO, Inc. (MAVCO) for $10 million, with cash on hand. MAVCO is an audio, video, lighting and broadcast systems integration business primarily for cruise lines. Based on a preliminary purchase price allocation, goodwill of $8 million was recognized, all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronics Systems segment. In addition, the Company recognized customer relationships and technology intangibles of $1 million in the aggregate, with estimated weighted average useful lives of 7 years. The Company does not expect that differences between the preliminary and final purchase price allocation to have a material impact on its results of operations or financial position.

2011 Business Acquisitions and Disposition

During the year ended December 31, 2011, in separate transactions, the Company acquired: (1) the communications and engineering business of ComHouse Wireless L.P. (ComHouse), which provides the Company with cellular wave form modulation technology, and (2) the cargo radiation screening business of Detector Networks International LLL (DNI) for an aggregate purchase price of $18 million. Both business acquisitions were financed with cash on hand. Based on the purchase price allocations, which were finalized as of June 29, 2012, the aggregate goodwill recognized for the two acquired businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill recognized for these businesses was assigned to the Electronic Systems segment.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the first half ended June 29, 2012 and the year ended December 31, 2011, in each case assuming that the business acquisitions completed during the first half ended June 29, 2012 and the year ended December 31, 2011 had occurred on January 1, 2011.

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Pro forma net sales	$3,558	$3,815	$7,162	$7,456
Pro forma net income attributable to L-3	205	247	406	454
Pro forma diluted earnings per share	2.08	2.30	4.08	4.17

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 29, 2012	December 31, 2011
	(in millions)
Unbilled contract receivables, gross	$3,078	$2,926
Unliquidated progress payments	(1,173)	(1,146)

Unbilled contract receivables, net	1,905	1,780

Inventoried contract costs, gross	1,082	928
Unliquidated progress payments	(79)	(79)

Inventoried contract costs, net	1,003	849

Total contracts in process	$2,908	$2,629

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

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$100	$102	$91	$97
Add: IRAD and B&P costs	93	94	180	172
Other G&A costs	246	242	481	473

Total contract costs incurred	339	336	661	645

Less: Amounts charged to cost of sales	(334)	(326)	(647)	(630)

Amounts included in inventoried contract costs at end of the period	$105	$112	$105	$112

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

.	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in millions)
Selling, general and administrative expenses	$75	$76	$151	$153
Research and development expenses	24	24	43	44

Total	$99	$100	$194	$197

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 29, 2012	December 31, 2011
	(in millions)
Raw materials, components and sub-assemblies	$163	$121
Work in process	153	143
Finished goods	67	53

Total	$383	$317

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	AM&M	Government Services	Consolidated Total
	(in millions)
Balance at December 31, 2011	$866	$4,471	$1,169	$2,191	$8,697
Business acquisitions(1)	—	145	—	—	145
Foreign currency translation adjustments(2)	—	(12)	(2)	—	(14)
Segment reclassification(3)	(69)	69	—	—	—

Balance at June 29, 2012	$797	$4,673	$1,167	$2,191	$8,828

(1)	The increase in goodwill for the Electronic Systems segment is due to the KEO and MAVCO business acquisitions. See Note 4 for further discussion regarding these acquisitions.
(2)

The decreases in goodwill presented in the AM&M and Electronic Systems segments were primarily due to the strengthening of the U.S. dollar against the Euro, Canadian dollar and British pound during the first half period ended June 29, 2012.

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

	June 29, 2012				December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	22	$604	$272	$332	$584	$252	$332
Technology	11	160	93	67	149	87	62
Other	16	29	14	15	29	13	16

Total	20	$793	$379	$414	$762	$352	$410

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Amortization Expense	$13	$15	$27	$30

Based on gross carrying amounts at June 29, 2012, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2012 through 2016 are presented in the table below.

	Year Ending December 31,
	2012	2013	2014	2015	2016
	(in millions)
Estimated amortization expense	$56	$46	$47	$42	$35

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 29, 2012	December 31, 2011
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$14	$24
Accrued product warranty costs	84	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	62	78
Accrued interest	58	59
Deferred revenues	49	48
Other	124	108

Total other current liabilities	$391	$407

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents the components of other liabilities.

	June 29, 2012	December 31, 2011
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$206	$201
Deferred compensation	56	54
Accrued workers’ compensation	56	56
Estimated contingent purchase price payable for acquired businesses	12	16
Notes payable and capital lease obligations	29	10
Accrued product warranty costs	16	4
Other	98	95

Total other liabilities	$473	$436

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 29, 2012	July 1, 2011
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$94	$92
Acquisitions during the period	2	—
Accruals for product warranties issued during the period	42	37
Foreign currency translation adjustments	—	2
Settlements made during the period	(38)	(37)

Balance at end of period	$100	$94

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	June 29, 2012	December 31, 2011
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
6 3/8% Senior Subordinated Notes due 2015	500	500

Subtotal	3,450	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	4,139	4,139
Less: Unamortized discounts	(13)	(14)

Carrying amount of long-term debt	$4,126	$4,125

(1)

The Company’s three-year revolving credit facility, which was amended and restated on February 3, 2012 and matures on February 3, 2017, provides for total aggregate borrowings of up to $1 billion. At June 29, 2012, available borrowings under the Amended and Restated Revolving Credit facility were $996 million after reductions for outstanding letters of credit of $4 million.

(2)

Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $110.60) of the then current conversion price (currently $92.17) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $92.17, the aggregate consideration to be delivered upon conversion would be determined based on 7.0 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on August 1, 2012 was $69.87 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability component. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $5 million for the second quarterly periods ended June 29, 2012 and July 1, 2011, respectively, and $10 million and $12 million for the first half periods ended June 29, 2012 and July 1, 2011, respectively. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at June 29, 2012 and December 31, 2011.

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for additional information regarding the Amended and Restated Revolving Credit Agreement.

On July 26, 2012 (the redemption date), L-3 Communications utilized a portion of the proceeds from the spin-off of Engility to redeem $250 million in aggregate principal of the 2015 Notes at a redemption price of

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

102.125% of the principal amount redeemed, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 2015 Notes, the Company will record a debt retirement charge of approximately $8 million in the quarter ending September 28, 2012.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of June 29, 2012, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2008 through 2010 were open. As of June 29, 2012, the Company anticipates that unrecognized tax benefits will decrease by approximately $21 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $16 million ($10 million after income taxes) at June 29, 2012 and $14 million ($8 million after income taxes) at December 31, 2011, respectively, and potential penalties of $13 million at both June 29, 2012 and December 31, 2011.

11.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in millions, except per share data)
Reconciliation of net income:
Net income	$208	$246	$411	$453
Net income attributable to noncontrolling interests	(3)	(3)	(5)	(6)
Net income allocable to participating securities	—	(1)	—	(2)

Net income allocable to L-3 Holdings’ common shareholders	$205	$242	$406	$445

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	97.2	106.1	98.1	107.3

Basic earnings per share:
Net income	$2.11	$2.28	$4.14	$4.15

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	97.2	106.1	98.1	107.3
Assumed exercise of stock options	1.6	2.7	1.4	2.7
Unvested restricted stock awards	2.4	1.9	2.2	1.6
Employee stock purchase plan contributions	0.3	—	0.3	—
Performance unit awards	—	—	—	0.1
Assumed purchase of common shares for treasury	(3.0)	(3.5)	(2.6)	(3.3)
Assumed conversion of the CODES(1)	—	—	—	—

Common and potential common shares	98.5	107.2	99.4	108.4

Diluted earnings per share:
Net income	$2.08	$2.26	$4.08	$4.11

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly or first half periods ended June 29, 2012 or July 1, 2011 as the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of June 29, 2012, the conversion price was $95.46.

The computation of diluted EPS excluded 3.5 million and 3.6 million of stock options for the quarterly and first half periods ended June 29, 2012, respectively, and 3.0 million and 2.9 million of stock options and restricted stock units for the quarterly and first half periods ended July 1, 2011, respectively, as they were anti-dilutive.

12.  Equity

On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its outstanding shares of common stock through April 30, 2013. Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors, are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 4.5 million shares of its common stock at an average price of $69.46 per share for an aggregate amount of approximately $315 million from January 1, 2012 through June 29, 2012. At June 29, 2012, the remaining dollar value under the $1.5 billion share repurchase program was approximately $819 million.

From June 30, 2012 through August 1, 2012, L-3 Holdings repurchased 320,726 shares of its common stock at an average price of $69.27 per share for an aggregate amount of $22 million.

On June 26, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on September 17, 2012, to shareholders of record at the close of business on August 17, 2012.

13.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	June 29, 2012			December 31, 2011
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$293	$—	$—	$725	$—	$—
Derivatives (foreign currency forward contracts)	—	8	—	—	10	—

Total Assets	$293	$8	$—	$725	$10	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$4	$—	$—	$9	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

14.  Financial Instruments

At June 29, 2012 and December 31, 2011, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, long-term debt (i.e., Senior Notes, Senior Subordinated Notes and CODES) and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s long-term debt and foreign currency forward contracts are presented in the table below.

	June 29, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,939	$3,168	$2,938	$2,940
Senior Subordinated Notes(1)	498	511	498	513
CODES(1)	689	673	689	658
Foreign currency forward contracts(2)	4	4	1	1

(1)	The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	See Note 15 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 29, 2012:

Currency	Notional Amount
(in millions)
Canadian dollar	$ 99
U.S. dollar	45
Euro	27
British pound	26
Other	1

Total	$ 198

At June 29, 2012, the Company’s foreign currency forward contracts had maturities through 2016.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at June 29, 2012 and December 31, 2011.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

Fair Values of Derivative Instruments(1)
	June 29, 2012				December 31, 2011
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$ 3	$ 4	$ 3	$ —	$ 3	$ 5	$ 8	$ —
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1	—	1	—	1	1	1	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$ 4	$ 4	$ 4	$ —	$ 4	$ 6	$ 9	$ —

(1)	See Note 13 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly and first half periods ended June 29, 2012 and July 1, 2011. At June 29, 2012, the estimated amount of losses that are expected to be reclassified into income within the next 12 months was less than $1 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 29, 2012, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. A third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air has appealed the judgment to the Court of Appeals.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. The Company intends to file an appeal of the judgment with the Supreme Court of Spain because it believes that the ruling and the damages awarded are inconsistent with the law and evidence presented. Accordingly, the Company believes that it is not probable that a loss has been incurred with respect to this matter.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Gol Airlines. A complaint was filed on November 7, 2006 in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, and Honeywell. On October 23, 2007, an amended complaint was filed to include Lockheed, Raytheon, Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the TCAS on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 2, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On December 2, 2009, the U.S. Court of Appeals for the Second Circuit upheld this decision. Twelve of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009, but withdrew their complaints in July 2010 without prejudice to their right to re-file them against ACSS. An additional four plaintiffs re-filed their complaints in the Lower Civil Court in Rio de Janeiro before the expiration of the statute of limitations. ACSS has not been served in any of these actions. While the statute of limitations has expired and would bar any additional plaintiffs (beyond the 16 noted above) from re-filing claims directly against ACSS, it would not bar GOL from filing a future suit against ACSS based on litigation claims being pursued by the original plaintiffs against GOL in connection with this matter. The Company is unable to estimate a range of loss that is reasonably possible for this matter because: (i) the proceedings are in early stages; (ii) there are significant factual issues to be resolved; (iii) there is uncertainty as to the outcome of the claims being pursued against GOL; and (iv) the Company’s knowledge of the proceedings relating to these claims is limited.

17.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$29	$28	$59	$56	$2	$2	$3	$3
Interest cost	33	32	66	64	2	2	5	5
Expected return on plan assets	(36)	(35)	(71)	(70)	(1)	—	(2)	(1)
Amortization of prior service credits	—	—	—	—	(1)	(1)	(1)	(2)
Amortization of net losses	17	13	34	27	1	1	1	1
Curtailment loss (gain)	—	1	1	2	—	(1)	—	—

Net periodic benefit cost	$43	$39	$89	$79	$3	$3	$6	$6

Contributions. For the year ending December 31, 2012, the Company currently expects to contribute cash of approximately $174 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $91 million to its pension plans and $6 million to its postretirement benefit plans during the first half ended June 29, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

18.  Employee Stock-Based Compensation

During the first half period ended June 29, 2012, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 789,946 stock options with an exercise price equal to the closing price of L-3 Holdings common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options awarded was $11.32 and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.4
Expected volatility	27.0%
Expected dividend yield	3.6%
Risk-free interest rate	1.0%

Restricted Stock Units. The Company granted 722,538 restricted stock units with a weighted average grant date fair value of $70.41 per share. Restricted stock units automatically convert into shares of L-3 Holdings common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

19.  Supplemental Cash Flow Information

	First Half Ended
	June 29, 2012	July 1, 2011
	(in millions)
Interest paid on outstanding debt	$101	$122
Income tax payments	164	184
Income tax refunds	13	11

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

20.  Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment.

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011(1)	June 29, 2012	July 1, 2011(1)
	(in millions)
Net Sales:
C3ISR	$864	$828	$1,753	$1,598
Electronic Systems	1,405	1,434	2,759	2,762
AM&M	648	661	1,318	1,304
Government Services	754	940	1,531	1,888
Elimination of intercompany sales	(113)	(97)	(215)	(185)

Consolidated total	$3,558	$3,766	$7,146	$7,367

Operating Income:
C3ISR	$87	$94	$181	$187
Electronic Systems	173	184	326	344
AM&M	52	56	115	122
Government Services	62	70	115	141

Segment total	374	404	737	794
Engility spin-off transaction expenses	7	—	13	—

Consolidated total	$367	$404	$724	$794

Depreciation and amortization:
C3ISR	$12	$11	$23	$22
Electronic Systems	36	39	72	75
AM&M	6	5	11	9
Government Services	6	9	13	17

Consolidated total	$60	$64	$119	$123

			June 29, 2012	December 31, 2011(1)
			(in millions)
Total Assets:
C3ISR			$2,149	$2,021
Electronic Systems			7,931	7,555
AM&M			2,113	1,922
Government Services			3,041	3,072
Corporate			491	927

Consolidated total			$15,725	$15,497

(1)

Effective January 1, 2012, the company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of sales of $19 million and $38 million from the C3ISR segment to the Electronic Systems segment for the second quarter and first half periods ended July 1, 2011, respectively. Operating income of $1 million and an operating loss of $2 million were reclassified from the C3ISR segment to the Electronic Systems segment for the second quarter and first half periods ended July 1, 2011. At December 31, 2011, $124 million of assets was reclassified from the C3ISR segment to the Electronic Systems segment.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

21.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded $13 million in employee severance and other related termination costs for approximately 850 employees during the first half period ended June 29, 2012. During the year ended December 31, 2011, the Company recorded a total of $24 million in employee severance and other termination costs for approximately 1,400 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid for these initiatives was $12 million at June 29, 2012. Information on employee severance and other termination costs incurred by reportable segment for the first half periods ended June 29, 2012 and July 1, 2011 is presented in the table below.

	First Half Ended
	June 29, 2012	July 1, 2011
	(in millions)
Reportable Segment
C3ISR	$3	$2
Electronic Systems	7	6
AM&M	2	—
Government Services	1	1

Consolidated	$13	$9

22.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes, Senior Subordinated Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and certain of its domestic subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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
	(in millions)
Condensed Combining Balance Sheets:
At June 29, 2012:
Current assets:
Cash and cash equivalents	$—	$251	$8	$240	$(18)	$481
Billed receivables, net	—	304	706	245	—	1,255
Contracts in process	—	984	1,575	349	—	2,908
Other current assets	—	282	152	209	—	643

Total current assets	—	1,821	2,441	1,043	(18)	5,287
Goodwill	—	1,892	5,655	1,281	—	8,828
Other assets	—	706	700	204	—	1,610
Investment in and amounts due from consolidated subsidiaries	7,460	9,001	3,155	—	(19,616)	—

Total assets	$7,460	$13,420	$11,951	$2,528	$(19,634)	$15,725

Current liabilities	$—	$851	$1,291	$597	$(18)	$2,721
Amounts due to consolidated subsidiaries	—	—	—	312	(312)	—
Other long-term liabilities	—	1,672	238	108	—	2,018
Long-term debt	689	4,126	—	—	(689)	4,126

Total liabilities	689	6,649	1,529	1,017	(1,019)	8,865

L-3 shareholders’ equity	6,771	6,771	10,422	1,511	(18,704)	6,771
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,771	6,771	10,422	1,511	(18,615)	6,860

Total liabilities and equity	$7,460	$13,420	$11,951	$2,528	$(19,634)	$15,725

At December 31, 2011:
Current assets:
Cash and cash equivalents	$—	$644	$2	$229	$(111)	$764
Billed receivables, net	—	377	639	224	—	1,240
Contracts in process	—	866	1,463	300	—	2,629
Other current assets	—	281	135	195	—	611

Total current assets	—	2,168	2,239	948	(111)	5,244
Goodwill	—	1,892	5,598	1,207	—	8,697
Other assets	—	678	685	193	—	1,556
Investment in and amounts due from consolidated subsidiaries	7,324	8,510	3,014	—	(18,848)	—

Total assets	$7,324	$13,248	$11,536	$2,348	$(18,959)	$15,497

Current liabilities	$—	$865	$1,352	$584	$(111)	$2,690
Amounts due to consolidated subsidiaries	—	—	—	229	(229)	—
Other long-term liabilities	—	1,623	234	101	—	1,958
Long-term debt	689	4,125	—	—	(689)	4,125

Total liabilities	689	6,613	1,586	914	(1,029)	8,773

L-3 shareholders’ equity	6,635	6,635	9,950	1,434	(18,019)	6,635
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,635	6,635	9,950	1,434	(17,930)	6,724

Total liabilities and equity	$7,324	$13,248	$11,536	$2,348	$(18,959)	$15,497

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended June 29, 2012:
Total net sales	$—	$894	$2,155	$593	$(84)	$3,558
Total cost of sales	19	815	1,939	521	(103)	3,191

Operating (loss) income	(19)	79	216	72	19	367
Interest and other income, net	—	3	—	—	—	3
Interest expense	5	52	—	—	(5)	52

(Loss) income before income taxes	(24)	30	216	72	24	318
(Benefit) provision for income taxes	(8)	10	75	25	8	110
Equity in net income of consolidated subsidiaries	221	185	—	—	(406)	—

Net income	205	205	141	47	(390)	208
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$205	$205	$141	$47	$(393)	$205

Comprehensive income attributable to L-3	$168	$168	$141	$(1)	$(308)	$168

For the quarter ended July 1, 2011:
Total net sales	$—	$945	$2,272	$639	$(90)	$3,766
Total cost of sales	19	836	2,069	547	(109)	3,362

Operating (loss) income	(19)	109	203	92	19	404
Interest and other income, net	—	33	—	1	(29)	5
Interest expense	6	55	28	2	(35)	56

(Loss) income before income taxes	(25)	87	175	91	25	353
(Benefit) provision for income taxes	(8)	26	53	28	8	107
Equity in net income of consolidated subsidiaries	260	182	—	—	(442)	—

Net income	243	243	122	63	(425)	246
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$243	$243	$122	$63	$(428)	$243

Comprehensive income attributable to L-3	$263	$263	$120	$78	$(461)	$263

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first half ended June 29, 2012:
Total net sales	$—	$1,781	$4,317	$1,209	$(161)	$7,146
Total cost of sales	33	1,626	3,904	1,053	(194)	6,422

Operating (loss) income	(33)	155	413	156	33	724
Interest and other income, net	—	6	—	1	—	7
Interest expense	10	104	—	—	(10)	104

(Loss) income before income taxes	(43)	57	413	157	43	627
(Benefit) provision for income taxes	(15)	20	142	54	15	216
Equity in net income of consolidated subsidiaries	434	369	—	—	(803)	—

Net income	406	406	271	103	(775)	411
Net income attributable to noncontrolling interests	—	—	—	—	5	5

Net income attributable to L-3	$406	$406	$271	$103	$(780)	$406

Comprehensive income attributable to L-3	$412	$412	$273	$84	$(769)	$412

For the first half ended July 1, 2011:
Total net sales	$—	$1,797	$4,507	$1,239	$(176)	$7,367
Total cost of sales	34	1,582	4,093	1,075	(211)	6,573

Operating (loss) income	(34)	215	414	164	35	794
Interest and other income (expense), net	—	64	(2)	2	(57)	7
Interest expense	13	117	55	3	(69)	119
Debt retirement charge	—	18	—	—	—	18

(Loss) income before income taxes	(47)	144	357	163	47	664
(Benefit) provision for income taxes	(15)	45	114	52	15	211
Equity in net income of consolidated subsidiaries	479	348	—	—	(827)	—

Net income	447	447	243	111	(795)	453
Net income attributable to noncontrolling interests	—	—	—	—	6	6

Net income attributable to L-3	$447	$447	$243	$111	$(801)	$447

Comprehensive income attributable to L-3	$528	$528	$240	$177	$(945)	$528

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the first half ended June 29, 2012:
Operating activities:
Net cash from operating activities	$413	$69	$327	$82	$(483)	$408

Investing activities:
Business acquisitions, net of cash acquired	—	(216)	—	—	—	(216)
Investments in L-3 Communications	(25)	—	—	—	25	—
Other investing activities	—	(45)	(28)	(6)	—	(79)

Net cash used in investing activities	(25)	(261)	(28)	(6)	25	(295)

Financing activities:
Common stock repurchased	(315)	—	—	—	—	(315)
Dividends paid on L-3 Holdings common stock	(98)	—	—	—	—	(98)
Dividends paid to L-3 Holdings	—	(413)	—	—	413	—
Investments from L-3 Holdings	—	25	—	—	(25)	—
Other financing activities	25	187	(293)	(62)	163	20

Net cash used in financing activities	(388)	(201)	(293)	(62)	551	(393)

Effect of foreign currency exchange rate changes on cash	—	—	—	(3)	—	(3)

Net (decrease) increase in cash	—	(393)	6	11	93	(283)
Cash and cash equivalents, beginning of the period	—	644	2	229	(111)	764

Cash and cash equivalents, end of the period	$—	$251	$8	$240	$(18)	$481

For the first half ended July 1, 2011:
Operating activities:
Net cash from operating activities	$537	$113	$369	$79	$(579)	$519

Investing activities:
Business acquisitions, net of cash acquired	—	(15)	—	—	—	(15)
Investments in L-3 Communications	(38)	—	—	—	38	—
Other investing activities	—	(39)	(26)	(9)	—	(74)

Net cash used in investing activities	(38)	(54)	(26)	(9)	38	(89)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes and CODES	(11)	(650)	—	—	—	(661)
Common stock repurchased	(429)	—	—	—	—	(429)
Dividends paid on L-3 Holdings common stock	(97)	—	—	—	—	(97)
Dividends paid to L-3 Holdings	—	(537)	—	—	537	—
Investments from L-3 Holdings	—	38	—	—	(38)	—
Other financing activities	38	316	(336)	(103)	122	37

Net cash used in financing activities	(499)	(187)	(336)	(103)	621	(504)

Effect of foreign currency exchange rate changes on cash	—	—	—	15	—	15

Net (decrease) increase in cash	—	(128)	7	(18)	80	(59)
Cash and cash equivalents, beginning of the period	—	257	3	482	(135)	607

Cash and cash equivalents, end of the period	$—	$129	$10	$464	$(55)	$548

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Spin-off of Engility

On July 17, 2012 L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the “Company”) successfully completed the previously announced spin-off of its subsidiary, Engility Holdings, Inc. (Engility). L-3 shareholders of record as of July 16, 2012 (the “record date”) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. In connection with the spin-off, Engility made a net cash distribution of approximately $325 million to L-3. The Company used a portion of the proceeds to redeem $250 million of its 6 3/ 8% Senior Subordinated Notes due 2015 (2015 Notes) on July 26, 2012 and intends to use the remaining proceeds to repurchase approximately $75 million of its outstanding shares of common stock.

The spin-off has been structured to qualify as a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

Engility includes the systems engineering and technical assistance (SETA), training and operational support services that were part of L-3’s Government Services segment. L-3 is retaining its cyber security, intelligence, enterprise information technology (IT) and security solutions businesses that are also part of L-3’s Government Services segment, which has been renamed National Security Solutions (NSS). The NSS businesses develop unique solutions to address growing challenges for DoD, U.S. Government intelligence agencies, and global security customers.

As the spin-off was completed subsequent to the end of L-3’s 2012 second quarter, Engility financial results will be reported as discontinued operations beginning with L-3’s 2012 third quarter, along with all comparative prior periods. All amounts reported in this Management Discussion and Analysis include the Engility financial results, unless otherwise indicated.

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

For the year ended December 31, 2011, we generated sales of $15.2 billion. Our primary customer was the DoD. The table below presents a summary of our 2011 sales by end customer and the percent contributed by each to our total 2011 sales. We currently expect sales to the DoD, as a percentage of total 2012 sales, to decline by a few percentage points as compared to sales to the DoD as a percentage of total 2011 sales.

	2011 Sales	% of 2011 Sales
	(in millions)
DoD	$11,321	75%
Other U.S. Government	1,113	7

Total U.S. Government	12,434	82%
Foreign governments	1,200	8
Commercial — foreign	905	6
Commercial — domestic	630	4

Total sales	$15,169	100%

We have the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Government Services. Financial information with respect to each of our reportable segments is included in Note 20 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. Government Services provides a full range of SETA, training, operational support, cyber security, intelligence, enterprise IT and security solutions services to the DoD, DoS, DoJ, and U.S. Government intelligence agencies and allied foreign governments.

Industry Considerations

As described above, sales to the DoD represented approximately 75% of our total 2011 sales. The U.S. Government fiscal year ends on September 30th. From fiscal year (FY) 2000 to FY 2010, the DoD budget, including wartime funding for Overseas Contingency Operations (OCO) grew at a compound annual rate of approximately 9%. The total DoD budget (base and OCO) for FY 2011 was approximately flat compared to fiscal year 2010. During the year ended December 31, 2011, the U.S. Government completed its drawdown of U.S. military troops from Iraq, and began to drawdown troops from Afghanistan, in accordance with the Obama Administration’s (the “Administration”) plan to complete the drawdown from Afghanistan by the end of 2014. While the U.S. is expected to maintain a presence in the Middle East to deter aggression and prevent the emergence of new threats, we expect that there will be a rebalance toward other regions of the world such as the Asia-Pacific theatre. In addition, the U.S. Government has been under increasing pressure to reduce the U.S. fiscal budget deficit and national spending.

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

On February 13, 2012, the Administration submitted its FY 2013 proposed budget (FY 2013 DoD Plan) to Congress, which complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The FY 2013 DoD Plan does not address or provision for the automatic sequestration process. The FY 2013 DoD Plan reflects a revised national security strategy that includes a more disciplined use of resources from: (1) various efficiency initiatives, (2) military force structure reductions, (3) equipment modernization savings, including program terminations, restructuring and deferrals, and (4) military personnel compensation changes. The table below presents the enacted DoD budget (base and OCO) for FY 2012 and the proposed DoD budgets for FY 2013 to FY 2017, as provided in the FY 2013 DoD Plan.

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

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales and operating income trends. The two main determinants of our operating income are sales and operating margin. We define operating margin as operating income as a percentage of sales. Management believes that sales growth and operating margin improvements are financial performance measures of the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, and not by type or amount of operating costs. As a result of this approach and the general nature of our operations, the discussion of results of operations focuses on changes in net sales and operating margin.

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

Sales Trend. For the year ended December 31, 2011, consolidated net sales of $15,169 million declined by 3.3%, due to a decline in organic sales of 4.3%, partially offset by net sales from business acquisitions of 1.0%. For the quarter ended June 29, 2012 (2012 Second Quarter), consolidated net sales of $3,558 million declined by

$208 million, or 5.5%, due to a decline in organic sales of $250 million, or 6.6%, partially offset by net sales from acquisitions of $42 million, or 1.1%, compared to the quarter ended July 1, 2011 (2011 Second Quarter). For the first half ended June 29, 2012 (2012 First Half), consolidated net sales of $7,146 million declined by $221 million, or 3.0%, due to a decline in organic sales of $287 million, or 3.9%, partially offset by net sales from acquisitions of $66 million, or 0.9%, compared to the first half ended July 1, 2011 (2011 First Half).

For the year ended December 31, 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our AM&M segment. Under this contract, which generated approximately 3% of our 2011 sales, we provide maintenance, logistics and other related sustainment support services for rotary-wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

Operating Income Trend. Operating income for the 2012 Second Quarter was $367 million, a decrease of 9% from $404 million for the 2011 Second Quarter. Our operating margin was 10.3% for the 2012 Second Quarter, a decrease of 40 basis points from 10.7% for the 2011 Second Quarter. Operating income for the 2012 Second Quarter included $7 million of transaction expenses for the Engility spin-off. Excluding the spin-off transaction expenses, our segment operating income was $374 million for the 2012 Second Quarter, a decrease of 7% from $404 million for the 2011 Second Quarter, and our segment operating margin was 10.5% for the 2012 Second Quarter, a decrease of 20 basis points from 10.7% for the 2011 Second Quarter.

Operating income for the 2012 First Half was $724 million, a decrease of 9% from $794 million for the 2011 First Half. Our operating margin was 10.1% for the 2012 First Half, a decrease of 70 basis points from 10.8% for the 2011 First Half. Operating income for the 2012 First Half included $13 million of spin-off transaction expenses. Excluding the spin-off transaction expenses, our segment operating income was $737 million for the 2012 First Half, a decrease of 7% from $794 million for the 2011 First Half, and our segment operating margin was 10.3% for the 2012 First Half, a decrease of 50 basis points from 10.8% for the 2011 First Half. See Results of Operations, including segment results below for a discussion of operating margin.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. Our 2012 First Half operating margin was lower than our prior year comparative period operating margin and we expect our 2012 annual operating margin to decline as compared to 2011. While we are taking actions to increase operating margin, these actions may not be successful. Furthermore, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. Changes in the competitive environment and DoD procurement practices and reductions in our consolidated sales levels could also result in lower operating margin.

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

Debt Redemption. On July 26, 2012 (the redemption date), L-3 Communications utilized a portion of the proceeds from the spin-off of Engility to redeem $250 million in aggregate principal of the 2015 Notes at a redemption price of 102.125% of the principal amount redeemed, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 2015 Notes, the Company will record a debt retirement charge of approximately $8 million in the quarter ending September 28, 2012.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 summarizes the business acquisitions and business dispositions that we completed during the three years ended December 31, 2011. During the 2012 First Half, we used $215 million of cash for the Kollmorgen Electro-Optical (KEO) and MAVCO, Inc. (MAVCO) business acquisitions. All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion of the business acquisitions completed during the 2012 First Half.

On April 7, 2012, we entered into an agreement to acquire all the assets of Thales Training & Simulation Ltd’s (TTS) civil aircraft simulation and training business for approximately $132 million, which we expect to fund with cash on hand. TTS is a leading manufacturer of flight simulation systems for the civil aviation market. We anticipate completing this acquisition during the third quarter of 2012, subject to customary closing conditions and regulatory approvals. We regularly evaluate potential business acquisitions and may also dispose of certain businesses or product lines if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our 2012 business acquisitions and Note 4 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for a discussion of our 2011 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2012 Second Quarter compared with the 2011 Second Quarter, and the 2012 First Half compared with the 2011 First Half.

	Second Quarter Ended				First Half Ended
(in millions, except per share data)	June 29, 2012	July 1, 2011	Increase/ (decrease)		June 29, 2012	July 1, 2011	Increase/ (decrease)
Net sales	$3,558	$3,766	$(208)		$7,146	$7,367	$(221)
Operating income	$367	$404	$(37)		$724	$794	$(70)
Engility spin-off transaction expenses	7	—	7		13	—	13

Segment operating income	$374	$404	$(30)		$737	$794	$(57)

Operating margin	10.3%	10.7%	(40)	bpts	10.1%	10.8%	(70)	bpts
Engility spin-off transaction expenses	0.2%	—	20	bpts	0.2%	—	20	bpts

Segment operating margin	10.5%	10.7%	(20)	bpts	10.3%	10.8%	(50)	bpts
Net interest expense and other income	$49	$51	$(2)		$97	$112	$(15)
Debt retirement charge	$—	$—	$—		$—	$18	(18)
Effective income tax rate	34.6%	30.3%	430	bpts	34.4%	31.8%	260	bpts
Net income attributable to L-3	$205	$243	$(38)		$406	$447	$(41)
Diluted earnings per share	$2.08	$2.26	$(0.18)		$4.08	$4.11	$(0.03)
Diluted weighted average common shares outstanding	98.5	107.2	(8.7)		99.4	108.4	(9.0)

Net Sales: For the 2012 Second Quarter, consolidated net sales decreased by 6% as compared to the 2011 Second Quarter. Lower sales from the Government Services, Electronic Systems, and AM&M segments, were partially offset by sales growth from the C3ISR segment. Acquired businesses, which are all included in the Electronic Systems segment, contributed $42 million to net sales in the 2012 Second Quarter. Net sales to commercial customers grew 5% to $407 million for the 2012 Second Quarter compared to $388 million for the 2011 Second Quarter.

Sales from services, primarily from our Government Services, AM&M and C3ISR segments, decreased by $117 million to $1,763 million, representing approximately 50% of consolidated net sales for the 2012 Second Quarter, compared to $1,880 million, or approximately 50% of consolidated net sales for the 2011 Second Quarter. Sales from services decreased primarily due to: (1) less demand for linguist, law enforcement and intelligence support services for the U.S. and coalition forces due to the drawdown of U.S. military forces from Iraq, (2) competitive contract losses in 2011, primarily for staff support services for U.S. Army and IT support services for select non-DoD U.S. Government agencies, (3) lower volumes due primarily to completed contracts and reduced government funding, and (4) reduced tasking orders for contract field team support services in Southwest Asia. These decreases were partially offset primarily by increased demand for field maintenance and sustainment services for U.S. Army rotary-wing and C-12 aircraft and increased sales for a U.S. Army training contract competitively won in 2011.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, decreased by $91 million to $1,795 million, representing approximately 50% of consolidated net sales for the 2012 Second Quarter, compared to $1,886 million, or approximately 50% of consolidated net sales for the 2011 Second Quarter. Sales from products decreased primarily for: (1) Precision Engagement due to contracts nearing completion and lower demand, (2) Marine Power and Systems due to lower DoD demand for tactical quiet generators, and (3) Warrior Systems for night vision and illumination products due to reduced U.S. Army requirements. These decreases were partially offset by increases due to sales from the KEO business acquisition and organic sales growth primarily for Microwave Products due to increased deliveries of power devices for commercial satellite communication systems.

For the 2012 First Half, consolidated net sales decreased by 3% as compared to the 2011 First Half. Lower sales from the Government Services and Electronic Systems segments were partially offset by higher sales from the C3ISR segment. Acquired businesses, which are all included in the Electronic Systems segment, contributed $66 million to net sales in the 2012 First Half. Net sales to commercial customers grew 7% to $784 million for the 2012 First Half compared to $731 million for the 2011 First Half.

Sales from services decreased by $153 million to $3,597 million, representing approximately 50% of consolidated net sales for the 2012 First Half, compared to $3,750 million, or approximately 51% of consolidated net sales for the 2011 First Half. The net decrease in sales from services was primarily due to trends similar to the 2012 Second Quarter as discussed above.

Sales from products decreased by $68 million to $3,549 million, representing approximately 50% of consolidated net sales for the 2012 First Half, compared to $3,617 million, or approximately 49% of consolidated net sales for the 2011 First Half. The net decrease in product sales was primarily due to trends similar to the 2012 Second Quarter as discussed above. In addition, the decreases were also partially offset by an increase in organic sales growth from Sensor Systems due to higher sales of airborne EO/IR turrets to the U.S. Army and U.S. Air Force (USAF), and networked communications systems due to higher volume for manned and unmanned platforms for DoD customers.

See the segment results below for additional discussion of our segment sales.

Operating Income and operating margin: Operating income for the 2012 Second Quarter decreased by $37 million compared to the 2011 Second Quarter. Operating income as a percentage of sales (operating margin) decreased by 40 basis points to 10.3% for the 2012 Second Quarter compared to 10.7% for the 2011 Second Quarter.

Segment operating income for the 2012 Second Quarter decreased by $30 million compared to the 2011 Second Quarter primarily due to lower sales and higher pension expense of $7 million. Segment operating margin decreased by 20 basis points to 10.5% for the 2012 Second Quarter compared to 10.7% for the 2011

Second Quarter due to higher pension expense. Segment operating results exclude Engility spin-off transaction expenses of $7 million.

Operating income for the 2012 First Half decreased by $70 million compared to the 2011 First Half. Operating margin decreased by 70 basis points to 10.1% for the 2012 First Half compared to 10.8% for the 2011 First Half.

Segment operating income for the 2012 First Half decreased by $57 million compared to the 2011 First Half primarily due to lower sales and higher pension expense of $13 million. Segment operating margin decreased by 50 basis points to 10.3% for the 2012 First Half compared to 10.8% for the 2011 First Half, primarily due to lower operating margin in the Electronic Systems and C3ISR segments compared to the 2011 First Half. Higher pension expense in the 2012 First Half reduced segment operating margin by 20 basis points. Segment operating results exclude Engility spin-off transaction expenses of $13 million.

See segment results below for additional discussion of our segment operating margin.

Net interest expense and other income: Net interest expense and other income decreased by $2 million for the 2012 Second Quarter compared to the same period last year. Lower interest expense of $4 million due to lower interest rates on outstanding fixed rate debt was partially offset by $2 million of lower income from equity method investments.

Net interest expense and other income decreased by $15 million for the 2012 First Half compared to the same period last year primarily due to lower interest rates on outstanding fixed rate debt. The 2011 First Half included an $18 million debt retirement charge ($11 million after income tax, or $0.10 per diluted share).

Effective income tax rate: The effective income tax rate for the 2012 Second Quarter and 2012 First Half increased by 430 and 260 basis points, respectively, compared to the same periods last year, primarily due to: (1) the 2011 Second Quarter tax benefit of $12 million ($0.11 per diluted share), primarily related to the reversal of amounts previously accrued with respect to our 2006 and 2007 U.S Federal income tax returns and (2) the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2011.

Net income attributable to L-3 and diluted earnings per share: Net income attributable to L-3 in the 2012 Second Quarter decreased 16% to $205 million compared to the 2011 Second Quarter, and diluted earnings per share decreased 8% to $2.08 from $2.26. Excluding $5 million of after tax spin-off transaction expenses from the 2012 Second Quarter and the tax benefit of $12 million from the 2011 Second Quarter, net income attributable to L-3 would have decreased by 9% in the 2012 Second Quarter compared to the same period last year.

Net income attributable to L-3 in the 2012 First Half decreased 9% to $406 million compared to the 2011 First Half, and diluted earnings per share decreased 1% to $4.08 from $4.11.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding declined by 8% for both the 2012 Second Quarter and the 2012 First Half compared to the same periods last year. The decreases were due to repurchases of L-3 common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Second Quarter Ended		First Half Ended
	June 29, 2012	July 1, 2011(1)	June 29, 2012	July 1, 2011(1)
	(dollars in millions)
Net sales:(2)
C3ISR	$862.1	$825.5	$1,748.2	$1,591.8
Electronic Systems	1,352.4	1,391.6	2,665.0	2,687.0
AM&M	591.6	609.8	1,205.6	1,202.7
Government Services	752.6	938.3	1,527.7	1,885.1

Consolidated net sales	$3,558.7	$3,765.2	$7,146.5	$7,366.6

Operating income:
C3ISR	$87.3	$94.5	$180.8	$186.9
Electronic Systems	172.5	183.4	326.0	343.6
AM&M	52.1	56.0	115.2	122.0
Government Services	62.0	70.4	114.8	141.4

Segment operating income	373.9	404.3	736.8	793.9
Engility spin-off transaction expenses	7.0	—	13.0	—

Consolidated operating income	$366.9	$404.3	$723.8	$793.9

Operating margin:
C3ISR	10.1%	11.4%	10.3%	11.7%
Electronic Systems	12.8%	13.2%	12.2%	12.8%
AM&M	8.8%	9.2%	9.6%	10.1%
Government Services	8.2%	7.5%	7.5%	7.5%
Segment operating margin	10.5%	10.7%	10.3%	10.8%
Engility spin-off transaction expenses	(0.2)%	—	(0.2)%	—

Consolidated operating margin	10.3%	10.7%	10.1%	10.8%

(1)

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of sales of $18.9 million and $38.2 million from the C3ISR segment to the Electronic Systems segment for the second quarterly and first half periods ended July 1, 2011, respectively. Operating income of $1.0 million and an operating loss of $1.9 million were reclassified from the C3ISR segment to the Electronic Systems segment for the second quarterly and first half periods ended July 1, 2011, respectively.

(2)	Net sales are after intercompany eliminations.

C3ISR

	Second Quarter Ended				First Half Ended
	June 29, 2012	July 1, 2011	Increase/ (decrease)		June 29, 2012	July 1, 2011	Increase/ (decrease)
(dollars in millions)
Net sales	$ 862.1	$ 825.5	$ 36.6		$ 1,748.2	$ 1,591.8	$ 156.4
Operating income	$ 87.3	$ 94.5	$ (7.2)		$ 180.8	$ 186.9	$ (6.1)
Operating margin	10.1%	11.4%	(130)	bpts	10.3%	11.7%	(140)	bpts

C3ISR net sales for the 2012 Second Quarter increased by $37 million, or 4%, compared to the 2011 Second Quarter. Sales for ISR Systems increased by $54 million primarily due to increased demand for logistics support and fleet management services and higher volume for airborne ISR systems. These increases were partially offset by lower sales of $17 million for networked communication systems primarily due to contracts nearing completion for Rover handheld communication devices.

C3ISR operating income for the 2012 Second Quarter decreased by $7 million, or 8%, compared to the 2011 Second Quarter. Operating margin decreased by 130 basis points. Operating margin declined by 70 basis points primarily due to lower margin sales mix and 60 basis points due to a $5 million increase in pension expense.

C3ISR net sales for the 2012 First Half increased by $156 million, or 10%, compared to the 2011 First Half. Sales for ISR Systems increased by $94 million primarily due to increased demand for logistic support and fleet management services and higher volume on airborne ISR systems. Sales also increased by $62 million primarily for networked communication systems due to higher volume for manned and unmanned platforms for DoD customers.

C3ISR operating income for the 2012 First Half decreased by $6 million, or 3%, compared to the 2011 First Half. Operating margin decreased by 140 basis points. Operating margin declined by 90 basis points primarily due to lower margin sales mix and 50 basis points due to a $9 million increase in pension expense.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 29, 2012	July 1, 2011	Decrease		June 29, 2012	July 1, 2011	Decrease
	(dollars in millions)
Net sales	$1,352.4	$1,391.6	$(39.2)		$2,665.0	$2,687.0	$(22.0)
Operating income	$172.5	$183.4	$(10.9)		$326.0	$343.6	$(17.6)
Operating margin	12.8%	13.2%	(40)	bpts	12.2%	12.8%	(60)	bpts

Electronic Systems net sales for the 2012 Second Quarter decreased by $39 million, or 3%, compared to the 2011 Second Quarter. Sales declined for: (1) Precision Engagement by $37 million primarily due to contracts nearing completion and lower demand, (2) Marine and Power Systems by $28 million due to lower demand from the U.S. Army for tactical quiet generators, (3) Warrior Systems by $21 million for night vision and illumination products due to reduced U.S. Army requirements, and (4) $17 million primarily for Aviation Products due to reduced deliveries of cockpit displays for military tactical and transport aircraft from contracts nearing completion. These declines were partially offset by sales increases for: (1) Microwave Products by $27 million primarily for increased deliveries of power devices for commercial satellite communication systems and (2) Sensor Systems by $37 million primarily from the KEO acquisition.

Electronic Systems operating income for the 2012 Second Quarter decreased by $11 million, or 6%, compared to the 2011 Second Quarter. Operating margin decreased by 40 basis points primarily due to lower sales volume of higher margin products partially offset by improved contract performance primarily for Displays and Warrior Systems.

Electronic Systems net sales for the 2012 First Half decreased by $22 million, or 1%, compared to the 2011 First Half due to trends similar to the 2012 Second Quarter. Sales declined for: (1) Precision Engagement by $52 million, (2) Warrior Systems by $51 million, (3) Marine and Power Systems by $27 million, and (4) Aviation Products by $20 million. In addition, sales for Simulation & Training declined by approximately $13 million primarily due to contracts nearing completion. These declines were partially offset by sales increases for: (1) Sensor Systems by $103 million comprised of $65 million primarily from the KEO acquisition and $38 million of higher sales of airborne EO/IR turrets to the U.S. Army and USAF, and (2) Microwave Products by $38 million primarily for increased deliveries of power devices for commercial satellite communication systems.

Electronic Systems operating income for the 2012 First Half decreased by $18 million, or 5%, compared to the 2011 First Half. Operating margin decreased by 60 basis points primarily due to lower sales volume of higher margin products partially offset by improved contract performance primarily for Displays, Warrior Systems and Precision Engagement.

Aircraft Modernization and Maintenance (AM&M)

	Second Quarter Ended				First Half Ended
	June 29, 2012	July 1, 2011	Decrease		June 29, 2012	July 1, 2011	Increase/ (decrease)
	(dollars in millions)
Net sales	$591.6	$609.8	$(18.2)		$1,205.6	$1,202.7	$2.9
Operating income	$52.1	$56.0	$(3.9)		$115.2	$122.0	$(6.8)
Operating margin	8.8%	9.2%	(40)	bpts	9.6%	10.1%	(50)	bpts

AM&M net sales for the 2012 Second Quarter decreased by $18 million, or 3%, compared to the 2011 Second Quarter. Logistics support services decreased by $14 million due to reduced tasking orders for contract field team support services in Southwest Asia for the U.S. Army. This decrease was partially offset by increased demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011 and for U.S. Army C-12 aircraft. Platform Systems sales decreased by $4 million due to lower Joint Cargo Aircraft (JCA) volume for the USAF, which was partially offset by increased volume for international head-of-state aircraft modification contracts.

AM&M operating income for the 2012 Second Quarter decreased by $4 million, or 7%, compared to the 2011 Second Quarter. Operating margin decreased by 40 basis points primarily due to a $2 million increase in pension expense.

AM&M net sales for the 2012 First Half increased by $3 million compared to the 2011 First Half. Logistics support services increased by $24 million due to increased field maintenance and sustainment services on U.S. Army C-12 aircraft. This increase was partially offset by reduced tasking orders for contract field team support services in Southwest Asia for the U.S. Army. Platform Systems sales decreased by $21 million due to lower JCA volume for the USAF, which was partially offset by increased volume for international head-of-state aircraft modification contracts.

AM&M operating income for the 2012 First Half decreased by $7 million, or 6%, compared to the 2011 First Half. Operating margin decreased by 50 basis points. The decrease in operating margin was due to a $6 million, or 40 basis points, non-recurring net favorable adjustment in the 2011 First Half, comprised of a favorable price adjustment for an international modification contract and startup costs for the U.S. Army C-12 aircraft maintenance contract. A $3 million increase in pension expense reduced operating margin by 30 basis points. These decreases were partially offset by the decline in lower margin JCA sales to the USAF.

Government Services

	Second Quarter Ended(1)				First Half Ended(1)
	June 29, 2012	July 1, 2011	Increase/ (decrease)		June 29, 2012	July 1, 2011	Decrease
	(dollars in millions)
Net sales	$752.6	$938.3	$(185.7)		$1,527.7	$1,885.1	$(357.4)
Operating income	$62.0	$70.4	$(8.4)		$114.8	$141.4	$(26.6)
Operating margin	8.2%	7.5%	70	bpts	7.5%	7.5%	—	bpts

(1)       Government Services segment results includes the Engility businesses spun-off on July 17, 2012. L-3 will report Engility as discontinued operations beginning with its 2012 third quarter, along with all prior comparative periods.

Government Services net sales for the 2012 Second Quarter decreased by $186 million, or 20%, compared to the 2011 Second Quarter. Less demand for linguist, law enforcement and intelligence support services for the U.S. and coalition forces due to the drawdown of U.S. military forces in Iraq lowered sales by $63 million. Competitive contract losses in 2011, primarily for staff support services for the U.S. Army and IT support services for select non-DoD U.S. Government agencies lowered sales by $38 million. Lower volumes due primarily to completed contracts and reduced government funding for security and safety systems lowered sales by $73 million. Also, less demand for U.S. Special Operations Command IT support services due to our previous single-award contract converting to several multiple-award contracts, which increased the number of competitors and reduced our work share, lowered sales by $28 million. These sales decreases were partially offset by $16 million in sales for a U.S. Army training contract competitively won in 2011.

Government Services operating income for the 2012 Second Quarter decreased by $8 million, or 12%, compared to the 2011 Second Quarter primarily due to lower sales. Operating margin increased by 70 basis points primarily due to the timing of semi-annual award fees received during the quarter for select IT support services contracts.

Excluding the results of the Engility businesses, Government Services would have reported sales of $338 million, a decrease of 20% for the 2012 Second Quarter, and operating margin of 6.8%.

Government Services net sales for the 2012 First Half decreased by $357 million, or 19%, compared to the 2011 First Half. The decrease was primarily due to trends similar to the 2012 Second Quarter. Specifically, the drawdown of U.S. military forces in Iraq lowered sales by $144 million, competitive contract losses in 2011 lowered sales by $100 million, and lower volumes due to completed contracts and reduced government funding lowered sales by $91 million. Also, less demand for U.S. Special Operations Command IT support services lowered sales by $54 million. These sales decreases were partially offset by $32 million in sales for a U.S. Army training contract competitively won in 2011.

Government Services operating income for the 2012 First Half decreased by $27 million, or 19%, compared to the 2011 First Half. Operating margin remained unchanged. The timing of semi-annual award fees was offset by lower contract profit rates on re-competitions of existing business and lower sales volume.

Excluding the results of the Engility business, Government Services would have reported sales of $685 million, a decrease of 18% for the 2012 First Half, and operating margin of 6.3%.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 29, 2012, we had total cash and cash equivalents of $481 million as compared to $764 million at December 31, 2011. While no amounts of the cash and cash equivalents are considered restricted, $219 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $408 million of cash from operating activities during the 2012 First Half. Significant cash used during the 2012 First Half included $215 million for the KEO and MAVCO business acquisitions, $315 million to repurchase shares of our common stock, and $98 million for dividends. Also, as discussed under “Overview and Outlook—Spin-off of Engility”, L-3 redeemed $250 million of our 6 3/8% Senior Subordinated Notes due 2015 on July 26, 2012.

As of June 29, 2012, we also had $996 million of borrowings available under our Amended and Restated Revolving Credit Facility, after reductions of $4 million for outstanding letters of credit, subject to certain conditions. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables increased by $15 million to $1,255 million at June 29, 2012, from $1,240 million at December 31, 2011 primarily due to $22 million of acquired billed receivables from the KEO and MAVCO business acquisition, partially offset by a $3 million decrease for foreign currency translation adjustments.

Contracts in process increased by $279 million to $2,908 million at June 29, 2012, from $2,629 million at December 31, 2011. The increase included $45 million of acquired contracts-in-process from the KEO business acquisition and $234 million from:

•	Increase of $89 million in unbilled contract receivables primarily due to sales exceeding billings for networked communication systems.

•

Increase of $149 million in inventoried contract costs primarily due to Australian C-27J aircraft, spare parts for systems field support services and the timing of deliveries for precision engagement products.

•	Decrease of $4 million for foreign currency translation adjustment.

L-3’s receivables days sales outstanding (DSO) was 76 at June 29, 2012, compared with 73 at December 31, 2011 and July 1, 2011. The increase in DSO was primarily due to the decrease in our trailing 12 months pro forma sales and increase in billed receivables and net unbilled contract receivables. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 29, 2012, 365 days at December 31, 2011 and 371 days at July 1, 2011). Our trailing 12 month pro forma sales were $15,070 million at June 29, 2012, $15,180 million at December 31, 2011 and $15,493 million at July 1, 2011.

The increase in inventories was primarily due to higher inventory for security and detection systems, microwave products and warrior systems to support customer demand, partially offset by $3 million for foreign currency translation adjustment.

Goodwill increased by $131 million to $8,828 million at June 29, 2012 from $8,697 million at December 31, 2011. The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	AM&M	Government Services	Consolidated Total
	(in millions)
Balance at December 31, 2011	$866	$4,471	$1,169	$2,191	$8,697
Business acquisitions(1)	—	145	—	—	145
Foreign currency translation adjustments(2)	—	(12)	(2)	—	(14)
Segment reclassification(3)	(69)	69	—	—	—

Balance at June 29, 2012	$797	$4,673	$1,167	$2,191	$8,828

(1)

The increase in goodwill for the Electronic Systems segment is due to the KEO and MAVCO business acquisitions. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion regarding these acquisitions.

(2)

The decreases in goodwill presented in the AM&M and Electronic Systems segments were due primarily to the strengthening of the U.S. dollar against the Euro, Canadian dollar and British pound during the first half period ended June 29, 2012.

(3)

Effective January 1, 2012, we re-aligned a business unit’s management and organizational structure, as discussed in Note 2 to our unaudited condensed consolidated financial statements, and made a reclassification of goodwill between the C3ISR and Electronic Systems segments during the quarter ended March 30, 2012.

The increase in identifiable intangible assets was due to the recognition of $32 million of customer contractual relationships and technology intangibles due to the KEO business acquisition and $1 million due to the MAVCO business acquisition, partially offset by amortization expense and $2 million of foreign currency translation adjustment.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The KEO and MAVCO business acquisitions increased accounts payable by $17 million and accrued expenses by $4 million.

The increase in advance payments and billings in excess of costs incurred was primarily due to $19 million of acquired balances from the KEO and MAVCO business acquisitions.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2012 First Half. We expect to contribute cash of approximately $174 million to our pension plans for all of 2012, of which $91 million was contributed during the 2012 First Half.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

The increase in other liabilities was primarily due to a note payable entered into during the 2012 Second Quarter for the purchase of enterprise resource planning (ERP) software licenses.

Statement of Cash Flows

2012 First Half Compared with 2011 First Half

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 29, 2012	July 1, 2011
	(in millions)
Net cash from operating activities	$408	$519
Net cash used in investing activities	(295)	(89)
Net cash used in financing activities	(393)	(504)

Operating Activities

We generated $408 million of cash from operating activities during the 2012 First Half, a decrease of $111 million compared with $519 million generated during the 2011 First Half. The decrease was due to: (1) a decrease in net income of $42 million, (2) lower non-cash expenses of $19 million, and (3) $50 million of more cash used for changes in operating assets and liabilities primarily due to an increase in working capital contracts in process, partially offset by lower interest and income tax payments. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 36.

Investing Activities

During the 2012 First Half, we used $295 million of cash, including $216 million primarily for the KEO and MAVCO business acquisitions and $76 million for capital expenditures.

Financing Activities

Debt

At June 29, 2012, total outstanding debt was $4,126 million, of which $2,939 million was senior debt and $1,187 million was subordinated debt and CODES, compared to $4,125 million at December 31, 2011, of which $2,938 million was senior debt and $1,187 million was subordinated debt and CODES. At June 29, 2012, borrowings available under our Amended and Restated Revolving Credit Facility were $996 million, after reduction for outstanding letters of credit of $4 million. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at June 29, 2012. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 29, 2012.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of June 29, 2012, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $110.60) of the then current conversion price (currently $92.17) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on August 1, 2012 was $69.87 per share.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2012 First Half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2012	1,991,467	$69.45	$138
March 31 — June 29, 2012	2,546,642	$69.47	$177

At June 29, 2012, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors was $819 million.

From June 30, 2012 through August 1, 2012, L-3 Holdings repurchased 320,726 of its common stock at an average price of $69.27 per share for an aggregate amount of $22 million.

During the 2012 First Half, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 7, 2012	March 1, 2012	$0.50	March 15, 2012	$49
April 24, 2012	May 17, 2012	$0.50	June 15, 2012	$49

On June 26, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on September 17, 2012, to shareholders of record at the close of business on August  17, 2012.

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

•	our ability to achieve anticipated benefits from the spin-off of Engility;

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2012 First Half. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 29, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 29, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2012 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
	(in millions)
March 31 — April 30, 2012	969,779	$69.44	969,779	$928
May 1 — May 31, 2012	926,678	$69.38	926,678	$864
June 1 — June 29, 2012	650,185	$69.62	650,185	$819

Total	2,546,642	$69.47	2,546,642

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on April 26, 2011, which has a stated termination date of April  30, 2013.

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
(Principal Financial Officer)

Date: August 3, 2012

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

(File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.4	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.6	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.9	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.10	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.11	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.12	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

4.13	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 11 to the unaudited condensed consolidated financial statements as of June 29, 2012 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.