Form 10-Q
period 2012-09-28
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2012-11-05
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

There were 94,058,714 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 26, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 28, 2012

		Page No.

	PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 28, 2012 (Unaudited) and December 31, 2011	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 28, 2012 and September 30, 2011	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 28, 2012 and September 30, 2011	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 28, 2012 and September 30, 2011	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 28, 2012 and September 30, 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview and Outlook	35
	Business Acquisitions and Dispositions	40
	Results of Operations, including business segments	40
	Liquidity and Capital Resources	46
	Legal Proceedings and Contingencies	50
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 4.	Controls and Procedures	53

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	54
ITEM 1A.	Risk Factors	54
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
ITEM 6.	Exhibits	55
Signature		56

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) September 28, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$514	$764
Billed receivables, net of allowances of $27 in 2012 and $25 in 2011	962	1,103
Contracts in process	2,839	2,351
Inventories	401	317
Deferred income taxes	131	132
Other current assets	139	191
Assets of discontinued operations	—	1,729

Total current assets	4,986	6,587

Property, plant and equipment, net	980	921
Goodwill	7,705	7,472
Identifiable intangible assets	327	308
Deferred debt issue costs	32	33
Other assets	170	176

Total assets	$14,200	$15,497

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$476	$395
Accrued employment costs	613	563
Accrued expenses	437	543
Advance payments and billings in excess of costs incurred	682	537
Income taxes	23	40
Other current liabilities	348	388
Liabilities of discontinued operations	—	351

Total current liabilities	2,579	2,817

Pension and postretirement benefits	1,090	1,137
Deferred income taxes	420	335
Other liabilities	391	359
Long-term debt	3,878	4,125

Total liabilities	8,358	8,773

Commitments and contingencies (see Note 16)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 94,802,315 shares outstanding at September 28, 2012 and 98,979,411 shares outstanding at December 31, 2011 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,244	5,064
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 52,532,762 shares at September 28, 2012 and 45,314,918 shares at December 31, 2011	(4,120)	(3,616)
Retained earnings	5,033	5,641
Accumulated other comprehensive loss	(391)	(454)

Total L-3 shareholders’ equity	5,766	6,635
Noncontrolling interests of continuing operations	76	79
Noncontrolling interests of discontinued operations	—	10

Total equity	5,842	6,724

Total liabilities and equity	$14,200	$15,497

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Third Quarter Ended
	September 28, 2012	September 30, 2011
Net sales:
Products	$1,915	$1,854
Services	1,368	1,447

Total net sales	3,283	3,301

Cost of sales:
Products	1,717	1,645
Services	1,235	1,297

Total cost of sales	2,952	2,942

Operating income	331	359
Interest and other income, net	—	3
Interest expense	48	50
Debt retirement charge	8	—

Income from continuing operations before income taxes	275	312
Provision for income taxes	80	98

Income from continuing operations	195	214
Income (loss) from discontinued operations, net of income tax	(1)	24

Net income	$194	$238
Less: Net income attributable to noncontrolling interests	2	3

Net income attributable to L-3	$192	$235
Less: Net income allocable to participating securities	—	—

Net income allocable to L-3 Holdings’ common shareholders	$192	$235

Basic earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$2.01	$2.05
Discontinued operations	(0.01)	0.22

Basic earnings per share	$2.00	$2.27

Diluted earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$1.98	$2.02
Discontinued operations	(0.01)	0.22

Diluted earnings per share	$1.97	$2.24

Cash dividends paid per common share	$0.50	$0.45

L-3 Holdings’ weighted average common shares outstanding:
Basic	96.1	103.5

Diluted	97.4	104.8

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
Net sales:
Products	$5,452	$5,464
Services	4,134	4,151

Total net sales	9,586	9,615

Cost of sales:
Products	4,837	4,829
Services	3,762	3,741

Total cost of sales	8,599	8,570

Operating income	987	1,045
Interest and other income, net	6	10
Interest expense	138	152
Debt retirement charge	8	18

Income from continuing operations before income taxes	847	885
Provision for income taxes	274	275

Income from continuing operations	573	610
Income from discontinued operations, net of income tax	32	81

Net income	$605	$691
Less: Net income attributable to noncontrolling interests	7	9

Net income attributable to L-3	$598	$682
Less: Net income allocable to participating securities	—	2

Net income allocable to L-3 Holdings’ common shareholders	$598	$680

Basic earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$5.85	$5.68
Discontinued operations	0.29	0.74

Basic earnings per share	$6.14	$6.42

Diluted earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$5.78	$5.62
Discontinued operations	0.28	0.72

Diluted earnings per share	$6.06	$6.34

Cash dividends paid per common share	$1.50	$1.35

L-3 Holdings’ weighted average common shares outstanding:
Basic	97.4	106.0

Diluted	98.7	107.2

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income	$194	$238	$605	$691
Other comprehensive income (loss):
Foreign currency translation adjustments	46	(81)	28	(14)
Unrealized gains (losses) on hedging instruments(1)	2	(9)	4	(11)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	9	6	31	22

Total other comprehensive income (loss):	57	(84)	63	(3)

Comprehensive income	251	154	668	688
Less: Comprehensive income attributable to noncontrolling interests	2	3	7	9

Comprehensive income attributable to L-3	$249	$151	$661	$679

(1)

Amounts are net of income tax benefits of $1 and $5 million for the quarterly periods ended September 28, 2012 and September 30, 2011, respectively, and income taxes of $2 million and an income tax benefit of $7 million for the year-to-date periods ended September 28, 2012 and September 30, 2011, respectively.

(2)

Amounts are net of income taxes of $8 million and $4 million for the quarterly periods ended September 28, 2012 and September 30, 2011, respectively, and $20 million and $14 million for the year-to-date periods ended September 28, 2012 and September 30, 2011, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings
For the Year-to-Date ended September 28, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					598		7	605
Other comprehensive income						63		63
Distributions to noncontrolling interests							(7)	(7)
Cash dividends paid on common stock ($1.50 per share)					(146)			(146)
Shares issued:
Employee savings plans	1.7		111					111
Exercise of stock options	0.2		12					12
Employee stock purchase plan	0.7		21					21
Stock-based compensation expense			46					46
Contribution received from the spin-off of Engility					335			335
Spin-off of Engility					(1,393)		(13)	(1,406)
Treasury stock purchased	(7.2)			(504)				(504)
Other	0.4		(10)		(2)			(12)

Balance at September 28, 2012	94.8	$1	$5,243	$(4,120)	$5,033	$(391)	$76	$5,842

For the Year-to-Date ended September 30, 2011:
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Net income					682		9	691
Other comprehensive income						(3)		(3)
Distributions to noncontrolling interests							(9)	(9)
Cash dividends paid on common stock ($1.35 per share)					(143)			(143)
Shares issued:
Employee savings plans	1.6		108					108
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		23					23
Stock-based compensation expense			51					51
Treasury stock purchased	(10.8)			(800)				(800)
Other	0.2		(1)		(3)			(4)

Balance at September 30, 2011	100.9	$1	$4,999	$(3,458)	$5,413	$(259)	$91	$6,787

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
Operating activities:
Net income	$605	$691
Less: Income from discontinued operations, net of tax	32	81

Income from continuing operations	573	610
Depreciation of property, plant and equipment	124	125
Amortization of intangibles and other assets	41	44
Deferred income tax provision	50	80
Stock-based employee compensation expense	44	47
Contributions to employee savings plans in L-3 Holdings’ common stock	104	89
Amortization of pension and postretirement benefit plans net loss and prior service cost	51	36
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	5	10
Other non-cash items	9	5
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures and discontinued operations:
Billed receivables	161	18
Contracts in process	(385)	(204)
Inventories	(83)	(46)
Accounts payable, trade	47	41
Accrued employment costs	35	7
Accrued expenses	(120)	16
Advance payments and billings in excess of costs incurred	94	(74)
Income taxes	(6)	55
Excess income tax benefits related to share-based payment arrangements	(2)	(2)
Other current liabilities	(54)	(1)
Pension and postretirement benefits	(53)	(74)
All other operating activities	57	(33)

Net cash from operating activities from continuing operations	692	749

Investing activities:
Contribution received from the spin-off of Engility	335	—
Business acquisitions, net of cash acquired	(349)	(15)
Capital expenditures	(124)	(124)
Dispositions of property, plant and equipment	6	5
Other investing activities	(5)	1

Net cash used in investing activities from continuing operations	(137)	(133)

Financing activities:
Proceeds from sale of senior notes	—	646
Redemption of senior subordinated notes	(250)	(650)
Redemption of CODES	—	(11)
Borrowings under revolving credit facility	199	625
Repayment of borrowings under revolving credit facility	(199)	(625)
Common stock repurchased	(504)	(800)
Dividends paid on L-3 Holdings’ common stock	(149)	(143)
Proceeds from exercises of stock options	12	21
Proceeds from employee stock purchase plan	30	34
Debt issue costs	(6)	(7)
Excess income tax benefits related to share-based payment arrangements	2	2
Other financing activities	(18)	(7)

Net cash used in financing activities from continuing operations	(883)	(915)

Effect of foreign currency exchange rate changes on cash and cash equivalents	4	—
Cash from (used in) discontinued opeations:
Operating activities	75	235
Investing activities	—	(4)
Financing activities	(1)	(1)

Cash from discontinued operations	74	230

Net decrease in cash and cash equivalents	(250)	(69)
Cash and cash equivalents, beginning of the period	764	607

Cash and cash equivalents, end of the period	$514	$538

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.  Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the “Company”) is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied foreign governments, and domestic and foreign commercial customers.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

Engility included the systems engineering and technical assistance (SETA), training and operational support services businesses that were part of L-3’s Government Services segment. L-3 retained the cyber security, intelligence, enterprise information technology (IT) and security solutions businesses that were also part of L-3’s Government Services segment, which was renamed National Security Solutions (NSS). The NSS businesses develop unique solutions to address growing challenges for DoD, U.S. Government intelligence agencies, and global security customers. As a result of the spin-off, the assets, liabilities, noncontrolling interests, results of operations and cash flows of the Engility businesses have been reclassified as discontinued operations for all periods presented. See Note 4 for additional information.

The Company has the following four reportable segments: (1) Electronic Systems, (2) C3ISR, (3) Aircraft Modernization and Maintenance (AM&M), and (4) NSS. Financial information with respect to each of the Company’s segments is included in Note 20. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services. C3ISR provides products and services for the global ISR market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, U.S. Government intelligence agencies and global security customers.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 28, 2012 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. For the year ended December 31, 2011, sales on such contracts represented approximately 45% of our consolidated net sales, including approximately 35% from fixed-price type contracts and 10% from cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $75 million, or 7.6%, for the year-to-date period ended September 28, 2012 and $65 million, or 4.7%, for the year-to-date period ended September 30, 2011.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2011.

Reclassifications

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, and made related reclassifications between its Electronic Systems and C3ISR segments. The segment results presented in this quarterly report reflect this reclassification. See Note 20 for the prior period sales, operating income, and assets reclassified between segments.

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

4.  Dispositions and Acquisitions

Spin-off of Engility

As discussed in Note 1, the Company completed the spin-off of its subsidiary, Engility, on July 17, 2012. In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. L-3 used a portion of the proceeds to redeem $250 million of its 6 3/8% Senior Subordinated Notes due 2015 (2015 Notes) on July 26, 2012. See Note 9 for additional information on the redemption of the 2015 Notes. There was no gain or loss recognized by us as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of L-3’s current relationship with Engility. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent. The agreements also describe L-3’s commitments to provide Engility with certain services for a period of two to eighteen months in most circumstances.

L-3 incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year-to-date period ended September 28, 2012 and $4 million ($3 million after income taxes) for the year-to-date period ended September 30, 2011, respectively, which have been included in discontinued

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million and $24 million for the year-to-date periods ended September 28, 2012 and September 30, 2011, respectively. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Statement of operations data classified as discontinued operations related to Engility is provided in the table below:

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions)
Product and service revenues	$68	$486	$911	$1,539

Operating income from discontinued operations before income taxes	2	47	68	155
Interest expense allocated to discontinued operations	1	7	14	24

Income from discontinued operations before income taxes	$1	$40	$54	$131
Income tax expense	2	16	22	50

Income (loss) from discontinued operations, net of income tax	$(1)	$24	$32	$81
Net income from discontinued operations attributable to noncontrolling interests	—	1	4	3

Net income (loss) from discontinued operations attributable to L-3	$(1)	$23	$28	$78

In connection with the spin-off of Engility, L-3 was required to allocate the goodwill of the former Government Services reporting unit between Engility and NSS based on the relative fair values of each business at the spin-off date in accordance with the accounting standards for goodwill. As a result, based on the relative fair value, L-3 allocated $1,225 million to Engility.

The major classes of assets and liabilities included in discontinued operations for Engility are presented in the table below:

December 31, 2011
(in millions)
Assets
Current assets	$386
Property, plant and equipment, net	13
Goodwill	1,225
Other assets	105

Total assets of discontinued operations	$1,729
Liabilities
Accounts payable, trade	$37
Other current liabilities	187

Current liabilities	224
Long-term liabilities	127

Total liabilities of discontinued operations	$351

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2012 Business Acquisitions

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical (KEO) business for a purchase price of $205 million, which was financed with cash on hand. KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids, ground electro-optical and sensor-cueing systems for the U.S. military and allied foreign governments. Based on preliminary purchase price allocations, goodwill of $137 million was recognized, of which $69 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems segment. In addition, the Company recognized customer contractual relationships and technology intangibles of $32 million in the aggregate, with estimated weighted average useful lives of 10 years. The final purchase price, which is expected to be completed by the fourth quarter of 2012, is subject to adjustment based on the closing date net working capital. In addition, the final purchase price allocation is also expected to be completed in the fourth quarter of 2012 and will be based on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect differences between the preliminary and final purchase price allocation to have a material impact on its results of operations or financial position.

On April 13, 2012, the Company acquired the assets and liabilities of MAVCO, Inc. (MAVCO) for $10 million, with cash on hand. MAVCO is an audio, video, lighting and broadcast systems integration business primarily for cruise lines. Based on a preliminary purchase price allocation, goodwill of $8 million was recognized, all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronics Systems segment. In addition, the Company recognized customer relationships and technology intangibles of $1 million in the aggregate, with estimated weighted average useful lives of 7 years. The final purchase price allocation is expected to be completed in the fourth quarter of 2012 and will be based on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation to have a material impact on its results of operations or financial position.

Effective August 6, 2012, the Company acquired the commercial aircraft simulation business from Thales Group. L-3 renamed the business Link Simulation & Training U.K Limited (Link U.K.). The purchase price of $134 million was financed with cash on hand. Link U.K. is a leading manufacturer of flight simulation systems for the commercial aviation market. Based on preliminary purchase price allocations, goodwill of $65 million was recognized, of which $59 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems segment. In addition, the Company recognized customer contractual relationships and technology intangibles of $20 million in the aggregate, with estimated weighted average useful lives of 10 years. The final purchase price, which is expected to be completed in the second quarter of 2013, is subject to adjustment based on the closing date net working capital. In addition, the final purchase price allocation is also expected to be completed in the second quarter of 2013 and will be based on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations for this acquisition will have a material impact on its results of operations or financial position.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 28, 2012 and the year ended December 31, 2011, in each case assuming that the business acquisitions completed during the year-to-date period ended September 28, 2012 and the year ended December 31, 2011 had occurred on January 1, 2011.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Pro forma net sales	$3,295	$3,377	$9,688	$9,824
Pro forma income from continuing operations	195	218	574	620
Pro forma net income attributable to L-3	192	239	599	692
Pro forma diluted earnings per share from continuing operations	1.98	2.06	5.79	5.71
Pro forma diluted earnings per share	1.97	2.28	6.07	6.44

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2011.

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	September 28, 2012	December 31, 2011
	(in millions)
Unbilled contract receivables, gross	$3,029	$2,667
Unliquidated progress payments	(1,250)	(1,146)

Unbilled contract receivables, net	1,779	1,521

Inventoried contract costs, gross	1,135	909
Unliquidated progress payments	(75)	(79)

Inventoried contract costs, net	1,060	830

Total contracts in process	$2,839	$2,351

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

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$105	$112	$91	$97
Add: IRAD and B&P costs	84	79	256	242
Other G&A costs	213	211	648	623

Total contract costs incurred	297	290	904	865

Less: Amounts charged to cost of sales	(290)	(297)	(883)	(857)

Amounts included in inventoried contract costs at end of the period	$112	$105	$112	$105

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

.	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions)
Selling, general and administrative expenses	$68	$66	$220	$219
Research and development expenses	20	22	62	66

Total	$88	$88	$282	$285

6.   Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 28, 2012	December 31, 2011
	(in millions)
Raw materials, components and sub-assemblies	$179	$121
Work in process	162	143
Finished goods	60	53

Total	$401	$317

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

	Electronic Systems	C3ISR	AM&M	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2011	$4,471	$866	$1,169	$966	$7,472
Business acquisitions(1)	210	—	—	—	210
Foreign currency translation adjustments(2)	12	—	10	1	23
Segment reclassification(3)	69	(69)	—	—	—

Balance at September 28, 2012	$4,762	$797	$1,179	$967	$7,705

(1)	The increase in goodwill for the Electronic Systems segment is due to the KEO, MAVCO and Link U.K. business acquisitions. See Note 4 for further discussion regarding these acquisitions.

(2)

The increases in goodwill presented in the Electronic Systems, AM&M and NSS segments were primarily due to the weakening of the U.S. dollar against the Euro, Canadian dollar and British pound during the year-to-date period ended September 28, 2012.

(3)

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of goodwill between the Electronic Systems and C3ISR segments during the quarter ended March 30, 2012.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 28, 2012				December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	18	$457	$216	$241	$422	$192	$230
Technology	10	167	95	72	149	87	62
Other	16	27	13	14	27	11	16

Total	16	$651	$324	$327	$598	$290	$308

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Amortization Expense	$13	$12	$34	$37

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Based on gross carrying amounts at September 28, 2012, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2012 through 2016 are presented in the table below.

	Year Ending December 31,
	2012	2013	2014	2015	2016
	(in millions)
Estimated amortization expense	$45	$40	$42	$37	$31

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 28, 2012	December 31, 2011
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$10	$23
Accrued product warranty costs	76	90
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	63	76
Accrued interest	54	59
Deferred revenues	40	43
Other	105	97

Total other current liabilities	$348	$388

The table below presents the components of other liabilities.

	September 28, 2012	December 31, 2011
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$136	$149
Deferred compensation	43	40
Accrued workers’ compensation	57	54
Estimated contingent purchase price payable for acquired businesses	12	16
Notes payable and capital lease obligations	27	10
Accrued product warranty costs	18	4
Other	98	86

Total other liabilities	$391	$359

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$94	$92
Acquisitions during the period	2	—
Accruals for product warranties issued during the period	56	54
Settlements made during the period	(58)	(54)

Balance at end of period	$94	$92

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the percentage-of-completion cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	September 28, 2012	December 31, 2011
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
6 3/8% Senior Subordinated Notes due 2015	250	500

Subtotal	3,200	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	3,889	4,139
Less: Unamortized discounts	(11)	(14)

Carrying amount of long-term debt	$3,878	$4,125

(1)

The Company’s three-year revolving credit facility, which was amended and restated on February 3, 2012 and matures on February 3, 2017, provides for total aggregate borrowings of up to $1 billion. At September 28, 2012, available borrowings under the Amended and Restated Revolving Credit Facility were $997 million after reductions for outstanding letters of credit of $3 million.

(2)

Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $110.60) of the then current conversion price (currently $92.17) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $92.17, the aggregate consideration to be delivered upon conversion would be determined based on 7.5 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 2, 2012 was $75.85 per share. Through February 1, 2011, the effective interest rate on the CODES was 6.33%. Interest expense related to both the contractual coupon interest and amortization of the discount on the liability component. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $5 million each for the third quarter ended September 28, 2012 and September 30, 2011, and $15 million and $17 million for the year-to-date periods ended September 28, 2012 and September 30, 2011, respectively, a portion of which was allocated to discontinued operations. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at September 28, 2012 and December 31, 2011.

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

On July 26, 2012 (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of its 2015 Notes at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 2015 Notes, the Company recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption, the Company will record a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share) in the quarter ending December 31, 2012.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of September 28, 2012, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2009 through 2011 were open. In the third quarter of 2012, the Company reversed previously accrued amounts relating to its provision for income taxes of $11 million due to the expiration of the statue of limitations for several tax returns, including the Company’s 2008 U.S. Federal income tax return as well as certain foreign tax returns. In the second quarter of 2011, the Company reached an agreement with the Internal Revenue Service in connection with the Company’s 2006 and 2007 U.S. Federal income tax returns. As a result of this agreement, the Company reversed previously accrued amounts relating to its provision for income taxes by $12 million. As of September 28, 2012, the Company anticipates that unrecognized tax benefits will decrease by approximately $21 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $11 million ($7 million after income taxes) at September 28, 2012 and December 31, 2011, and potential penalties of $7 million at September 28, 2012 and $8 million at December 31, 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

11.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions, except per share data)
Reconciliation of net income:
Net income	$194	$238	$605	$691
Net income from continuing operations attributable to noncontrolling interests	(2)	(2)	(3)	(6)
Net income (loss) from discontinued operations attributable to noncontrolling interests	—	(1)	(4)	(3)
Net income allocable to participating securities	—	—	—	(2)

Net income allocable to L-3 Holdings’ common shareholders	$192	$235	$598	$680

Earnings (loss) allocable to L-3 Holdings’ common shareholders:
Continuing operations	$193	$212	$570	$602
Discontinued operations, net of income tax	(1)	23	28	78

Net income allocable to L-3 Holdings’ common shareholders	$192	$235	$598	$680

Earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	96.1	103.5	97.4	106.0

Basic earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$2.01	$2.05	$5.85	$5.68
Discontinued operations, net of income tax	(0.01)	0.22	0.29	0.74

Basic earnings per share	$2.00	$2.27	$6.14	$6.42

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	96.1	103.5	97.4	106.0
Assumed exercise of stock options	2.1	1.5	1.7	2.3
Unvested restricted stock awards	2.0	2.1	2.1	1.8
Employee stock purchase plan contributions	0.3	0.4	0.3	0.1
Performance unit awards	—	—	—	0.1
Assumed purchase of common shares for treasury	(3.1)	(2.7)	(2.8)	(3.1)
Assumed conversion of the CODES(1)	—	—	—	—

Common and potential common shares	97.4	104.8	98.7	107.2

Diluted earnings (loss) per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$1.98	$2.02	$5.78	$5.62
Discontinued operations, net of income tax	(0.01)	0.22	0.28	0.72

Diluted earnings per share	$1.97	$2.24	$6.06	$6.34

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly or year-to-date periods ended September 28, 2012 or September 30, 2011 as the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of September 28, 2012, the conversion price was $92.17.

The computation of diluted EPS excluded 3.2 million and 3.5 million of stock options for the quarterly and year-to-date periods ended September 28, 2012, respectively, and 3.3 million and 3.1 million of stock options and restricted stock units for the quarterly and year-to-date periods ended September 30, 2011, respectively, as they were anti-dilutive.

12.  Equity

On April 26, 2011, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its outstanding shares of common stock through April 30, 2013. Repurchases of L-3 Holdings common stock under the share repurchase programs, approved by the Board of Directors, are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 7.2 million shares of its common stock at an average price of $69.83 per share for an aggregate amount of approximately $504 million from January 1, 2012 through September 28, 2012. At September 28, 2012, the remaining dollar value under the $1.5 billion share repurchase program was approximately $630 million.

From September 29, 2012 through October 31, 2012, L-3 Holdings repurchased 1,019,790 shares of its common stock at an average price of $73.06 per share for an aggregate amount of $75 million.

On October 24, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on December 17, 2012, to shareholders of record at the close of business on November 19, 2012.

13.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 28, 2012			December 31, 2011
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$406	$—	$—	$725	$—	$—
Derivatives (foreign currency forward contracts)	—	10	—	—	10	—

Total Assets	$406	$10	$—	$725	$10	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$3	$—	$—	$9	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

14. Financial Instruments

At September 28, 2012 and December 31, 2011, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, long-term debt (i.e., Senior Notes, Senior Subordinated Notes and CODES) and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s long-term debt and foreign currency forward contracts are presented in the table below.

	September 28, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,940	$3,277	$2,938	$2,940
Senior Subordinated Notes(1)	249	253	498	513
CODES(1)	689	691	689	658
Foreign currency forward contracts(2)	7	7	1	1

(1)	The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 15 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 28, 2012:

Currency	Notional Amount
(in millions)
U.S. dollar	$118
Canadian dollar	63
Euro	61
British pound	24

Total	$266

At September 28, 2012, the Company’s foreign currency forward contracts had maturities through 2017.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at September 28, 2012 and December 31, 2011.

The table below presents the fair values and the location of the Company’s derivative instruments in the condensed consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	September 28, 2012				December 31, 2011
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$5	$4	$2	$1	$3	$5	$8	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1	—	—	—	1	1	1	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$6	$4	$2	$1	$4	$6	$9	$—

(1)	See Note 13 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly and year-to-date periods ended September 28, 2012 and September 30, 2011. At September 28, 2012, the estimated amount of existing gains that are expected to be reclassified into income within the next 12 months is $3 million.

16.  Commitments and Contingencies

Guarantees

As previously discussed in Note 4, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 28, 2012, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. The Company filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012 because it believes that the ruling and the damages awarded are inconsistent with the law and evidence presented. The Company continues to believe that it is not probable that a loss has been incurred with respect to this matter.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

17.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$26	$24	$85	$80	$—	$1	$3	$4
Interest cost	34	32	100	96	2	3	7	8
Expected return on plan assets	(37)	(34)	(108)	(104)	—	(1)	(2)	(2)
Amortization of prior service credits	1	—	1	—	(1)	—	(2)	(2)
Amortization of net loss (gain)	17	11	51	38	—	(1)	1	—
Curtailment loss (gain)	4	(2)	5	—	—	—	—	—

Net periodic benefit cost	$45	$31	$134	$110	$1	$2	$7	$8

Contributions. For the year ending December 31, 2012, the Company currently expects to contribute cash of approximately $174 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $138 million to its pension plans and $8 million to its postretirement benefit plans during the year-to-date period ended September 28, 2012.

18.    Employee Stock-Based Compensation

During the year-to-date period ended September 28, 2012, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Engility Spin-off Adjustments. As a result of the spin-off of Engility, effective July 17, 2012, all outstanding stock-based compensation awards related to current and former Engility employees were assumed by and transferred to Engility. The share amounts for outstanding stock options, restricted stock units and performance units that remained with L-3, and the strike price for such stock options were adjusted to maintain their aggregate intrinsic value at the date of the spin-off pursuant to the terms of the Company’s 2008 LTPP and resulted in no charge to the statement of operations. The conversion ratio for stock options, restricted stock units and performance units that remained with L-3 was 1.04.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Stock Options. The Company granted 811,193 stock options with an exercise price equal to the closing price of L-3 Holdings common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options awarded was $11.12 per option and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.3
Expected volatility	26.5%
Expected dividend yield	3.5%
Risk-free interest rate	1.0%

Restricted Stock Units. The Company granted 715,866 restricted stock units with a weighted average grant date fair value of $67.48 per share. Restricted stock units automatically convert into shares of L-3 Holdings common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 66,756 performance units with a weighted average grant date fair value per unit of $67.49. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2014. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings common stock based on the then existing closing price at the end of the performance period.

19.  Supplemental Cash Flow Information

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
	(in millions)
Interest paid on outstanding debt	$152	$171
Income tax payments, continuing operations	224	158
Income tax payments, discontinued operations	24	46
Income tax refunds	18	14

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

20.  Segment Information

The Company has four segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by segment. Certain corporate expenses that had previously been allocated to the Engility businesses were retained by the Company and have been allocated to L-3’s four reportable segments. These corporate expenses were $7 million for the third quarter ended September 30, 2011, and $10 million and $20 million for the year-to-date periods ended September 28, 2012 and September 30, 2011 respectively.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011(1)	September 28, 2012	September 30, 2011(1)
	(in millions)
Net Sales:
Electronic Systems	$1,432	$1,418	$4,191	$4,180
C3ISR	889	878	2,642	2,476
AM&M	715	671	2,033	1,975
NSS	353	421	1,042	1,257
Elimination of intercompany sales	(106)	(87)	(322)	(273)

Consolidated total	$3,283	$3,301	$9,586	$9,615

Operating Income:
Electronic Systems	$158	$166	$480	$504
C3ISR	93	100	272	285
AM&M	65	60	179	180
NSS	15	33	56	76

Consolidated total	$331	$359	$987	$1,045

Depreciation and amortization:
Electronic Systems	$34	$35	$105	$110
C3ISR	11	11	34	33
AM&M	4	4	15	13
NSS	5	4	11	13

Consolidated total	$54	$54	$165	$169

	September 28, 2012	December 31, 2011(1)
	(in millions)
Total Assets:
Electronic Systems	$8,144	$7,555
C3ISR	2,086	2,022
AM&M	2,068	1,922
NSS	1,281	1,317
Corporate	621	952
Assets of Discontinued Operations	—	1,729

Consolidated total	$14,200	$15,497

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

Effective January 1, 2012, the company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of sales of $17 million and $55 million from the C3ISR segment to the Electronic Systems segment for the third quarter and year-to-date periods ended September 30, 2011, respectively. Operating income of $2 million was reclassified from the C3ISR segment to the Electronic Systems segment for the third quarter period ended September 30, 2011. At December 31, 2011, $124 million of assets were reclassified from the C3ISR segment to the Electronic Systems segment.

21.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded $19 million in employee severance and other related termination costs for approximately 1,200 employees during the year-to-date period ended September 28, 2012. During the year ended December 31, 2011, the Company recorded a total of $20 million in employee severance and other termination costs for approximately 1,200 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid for these initiatives was $10 million at September 28, 2012. Information on employee severance and other termination costs incurred by reportable segment for the year-to-date periods ended September 28, 2012 and September 30, 2011 is presented in the table below.

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
	(in millions)
Reportable Segment
Electronic Systems	$14	$9
C3ISR	4	1
AM&M	1	—

Consolidated	$19	$10

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

Prior to the spin-off of Engility on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries of the Company. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings. As a result, the assets, liabilities, results of operations and cash flows of the Engility businesses have been reclassified from guarantor subsidiaries to L-3 Communications as discontinued operations in the following condensed combining financial information.

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
	(in millions)
Condensed Combining Balance Sheets:
At September 28, 2012:
Current assets:
Cash and cash equivalents	$—	$361	$1	$217	$(65)	$514
Billed receivables, net	—	318	434	210	—	962
Contracts in process	—	952	1,467	420	—	2,839
Other current assets	—	314	145	212	—	671

Total current assets	—	1,945	2,047	1,059	(65)	4,986
Goodwill	—	1,974	4,415	1,316	—	7,705
Other assets	—	716	565	228	—	1,509
Investment in and amounts due from consolidated subsidiaries	6,455	7,362	3,204	—	(17,021)	—

Total assets	$6,455	$11,997	$10,231	$2,603	$(17,086)	$14,200

Current liabilities	$—	$783	$1,207	$654	$(65)	$2,579
Amounts due to consolidated subsidiaries	—	—	—	242	(242)	—
Other long-term liabilities	—	1,570	223	108	—	1,901
Long-term debt	689	3,878	—	—	(689)	3,878

Total liabilities	689	6,231	1,430	1,004	(996)	8,358

L-3 shareholders’ equity	5,766	5,766	8,801	1,599	(16,166)	5,766
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,766	5,766	8,801	1,599	(16,090)	5,842

Total liabilities and equity	$6,455	$11,997	$10,231	$2,603	$(17,086)	$14,200

At December 31, 2011:
Current assets:
Cash and cash equivalents	$—	$644	$—	$222	$(102)	$764
Billed receivables, net	—	367	532	204	—	1,103
Contracts in process	—	860	1,234	257	—	2,351
Other current assets	—	313	135	192	—	640
Assets of discontinued operations	—	1,729	—	—	—	1,729

Total current assets	—	3,913	1,901	875	(102)	6,587
Goodwill	—	1,909	4,415	1,148	—	7,472
Other assets	—	731	522	185	—	1,438
Investment in and amounts due from consolidated subsidiaries	7,324	6,915	1,553	—	(15,792)	—

Total assets	$7,324	$13,468	$8,391	$2,208	$(15,894)	$15,497

Current liabilities	$—	$848	$1,174	$546	$(102)	$2,466
Liabilities of discontinued operations	—	351	—	—	—	351
Amounts due to consolidated subsidiaries	—	—	—	238	(238)	—
Other long-term liabilities	—	1,509	231	91	—	1,831
Long-term debt	689	4,125	—	—	(689)	4,125

Total liabilities	689	6,833	1,405	875	(1,029)	8,773

L-3 shareholders’ equity	6,635	6,635	6,986	1,333	(14,954)	6,635
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,635	6,635	6,986	1,333	(14,865)	6,724

Total liabilities and equity	$7,324	$13,468	$8,391	$2,208	$(15,894)	$15,497

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended September 28, 2012:
Total net sales	$—	$868	$1,929	$574	$(88)	$3,283
Total cost of sales	15	786	1,743	511	(103)	2,952

Operating (loss) income	(15)	82	186	63	15	331
Interest and other income, net	—	3	(4)	1	—	—
Interest expense	5	48	—	—	(5)	48
Debt retirement charge	—	8	—	—	—	8

(Loss) income from continuing operations before income taxes	(20)	29	182	64	20	275
(Benefit) provision for income taxes	(6)	9	53	18	6	80
Equity in net income of consolidated subsidiaries from continuing operations	206	173	—	—	(379)	—

Income from continuing operations	192	193	129	46	(365)	195
Loss from discontinued operations, net of income tax	—	(1)	—	—	—	(1)

Net income	192	192	129	46	(365)	194
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$192	$192	$129	$46	$(367)	$192

Comprehensive income attributable to L-3	$249	$249	$129	$94	$(472)	$249

For the quarter ended September 30, 2011:
Total net sales	$—	$905	$1,938	$541	$(83)	$3,301
Total cost of sales	15	831	1,737	457	(98)	2,942

Operating (loss) income	(15)	74	201	84	15	359
Interest and other income, net	—	4	(1)	1	(1)	3
Interest expense	5	50	—	1	(6)	50

(Loss) income from continuing operations before income taxes	(20)	28	200	84	20	312
(Benefit) provision for income taxes	(7)	8	63	27	7	98
Equity in net income of consolidated subsidiaries from continuing operations	248	191	—	—	(439)	—

Income from continuing operations	235	211	137	57	(426)	214
Income from discontinued operations, net of income tax	—	24	—	—	—	24

Net income	235	235	137	57	(426)	238
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$235	$235	$137	$57	$(429)	$235

Comprehensive income attributable to L-3	$151	$151	$128	$(19)	$(260)	$151

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date ended September 28, 2012:
Total net sales	$—	$2,645	$5,476	$1,718	$(253)	$9,586
Total cost of sales	44	2,411	4,936	1,505	(297)	8,599

Operating (loss) income	(44)	234	540	213	44	987
Interest and other income, net	—	8	(4)	2	—	6
Interest expense	15	138	—	—	(15)	138
Debt retirement charge	—	8	—	—	—	8

(Loss) income from continuing operations before income taxes	(59)	96	536	215	59	847
(Benefit) provision for income taxes	(19)	32	173	69	19	274
Equity in net income of consolidated subsidiaries from continuing operations	638	502	—	—	(1,140)	—

Income from continuing operations	598	566	363	146	(1,100)	573
Income from discontinued operations, net of tax	—	32	—	—	—	32

Net income	598	598	363	146	(1,100)	605
Net income attributable to noncontrolling interests	—	—	—	—	7	7

Net income attributable to L-3	$598	$598	$363	$146	$(1,107)	$598

Comprehensive income attributable to L-3	$661	$661	$366	$174	$(1,201)	$661

For the year-to-date ended September 30, 2011:
Total net sales	$—	$2,677	$5,586	$1,601	$(249)	$9,615
Total cost of sales	47	2,408	5,044	1,367	(296)	8,570

Operating (loss) income	(47)	269	542	234	47	1,045
Interest and other income (expense), net	—	12	(2)	3	(3)	10
Interest expense	18	150	1	4	(21)	152
Debt retirement charge	—	18	—	—	—	18

(Loss) income from continuing operations before income taxes	(65)	113	539	233	65	885
(Benefit) provision for income taxes	(20)	34	168	73	20	275
Equity in net income of consolidated subsidiaries from continuing operations	727	522	—	—	(1,249)	—

Income from continuing operations	682	601	371	160	(1,204)	610
Income from discontinued operations, net of tax	—	81	—	—	—	81

Net income	682	682	371	160	(1,204)	691
Net income attributable to noncontrolling interests	—	—	—	—	9	9

Net income attributable to L-3	$682	$682	$371	$160	$(1,213)	$682

Comprehensive income attributable to L-3	$679	$679	$360	$150	$(1,189)	$679

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:

For the year-to-date ended September 28, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$653	$96	$527	$169	$(753)	$692

Investing activities:
Business acquisitions, net of cash acquired	—	(349)	—	—	—	(349)
Investments in L-3 Communications	(27)	—	—	—	27	—
Other investing activities	—	262	(41)	(9)	—	212

Net cash used in investing activities from continuing operations	(27)	(87)	(41)	(9)	27	(137)

Financing activities:
Redemption of senior subordinated notes and CODES	—	(250)	—	—	—	(250)
Common stock repurchased	(504)	—	—	—	—	(504)
Dividends paid on L-3 Holdings common stock	(149)	—	—	—	—	(149)
Dividends paid to L-3 Holdings	—	(653)	—	—	653	—
Investments from L-3 Holdings	—	27	—	—	(27)	—
Other financing activities	27	510	(485)	(169)	137	20

Net cash used in financing activities from continuing operations	(626)	(366)	(485)	(169)	763	(883)

Effect of foreign currency exchange rate changes on cash	—	—	—	4	—	4
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(283)	1	(5)	37	(250)
Cash and cash equivalents, beginning of the period	—	644	—	222	(102)	764

Cash and cash equivalents, end of the period	$—	$361	$1	$217	$(65)	$514

For the year-to-date ended September 30, 2011:
Operating activities:
Net cash from operating activities from continuing operations	$954	$131	$562	$113	$(1,011)	$749

Investing activities:
Business acquisitions, net of cash acquired	—	(15)	—	—	—	(15)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	(54)	(50)	(14)	—	(118)

Net cash used in investing activities from continuing operations	(42)	(69)	(50)	(14)	42	(133)

Financing activities:
Proceeds from sale of senior notes	—	646	—	—	—	646
Redemption of senior subordinated notes and CODES	(11)	(650)	—	—	—	(661)
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings common stock	(143)	—	—	—	—	(143)
Dividends paid to L-3 Holdings	—	(954)	—	—	954	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	496	(512)	(98)	115	43

Net cash used in financing activities from continuing operations	(912)	(420)	(512)	(98)	1,027	(915)

Net increase in cash and cash equivalents of discontinued operations	—	230	—	—	—	230

Net (decrease) increase in cash	—	(128)	—	1	58	(69)
Cash and cash equivalents, beginning of the period	—	251	—	473	(117)	607

Cash and cash equivalents, end of the period	$—	$123	$—	$474	$(59)	$538

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Spin-off of Engility

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

Engility included the systems engineering and technical assistance (SETA), training and operational support services businesses that were part of L-3’s Government Services segment. L-3 retained the cyber security, intelligence, enterprise information technology (IT) and security solutions businesses that were also part of L-3’s Government Services segment, which was renamed National Security Solutions (NSS). The NSS businesses develop unique solutions to address growing challenges for the United States (U.S.) Department of Defense (DoD), U.S. Government intelligence agencies, and global security customers.

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. We used a portion of the proceeds to redeem $250 million of our 6 3/8% Senior Subordinated Notes due 2015 (2015 Notes) on July 26, 2012 and we intend to use the remaining proceeds primarily to repurchase outstanding shares of our common stock. There was no gain or loss recognized by us as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of our relationship with Engility following the spin-off. These agreements generally provide that each party will be responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities, following the spin-off, whether accrued or contingent. The agreements also describe our future commitments to provide Engility with certain services for a period of two to eighteen months in most circumstances.

As a result of the spin-off, the assets, liabilities and non-controlling interests, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. We incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income tax) for the for the year-to-date period ended September 28, 2012 and $4 million ($3 million after income tax) year-to-date period ended September 30, 2011, which have been included in discontinued operations. In addition, we allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million for the year-to-date period ended September 28, 2012 and $24 million for the year-to-date period ended September 30, 2011. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Statement of operations data classified as discontinued operations related to Engility is provided in the table below:

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in millions)
Product and service revenues	$68	$486	$911	$1,539

Operating income from discontinued operations before income taxes	2	47	68	155
Interest expense allocated to discontinued operations	1	7	14	24

Income from discontinued operations before income taxes	$1	$40	$54	$131
Income tax expense	2	16	22	50

Income (loss) from discontinued operations, net of income tax	$(1)	$24	$32	$81
Net income from discontinued operations attributable to noncontrolling interests	—	1	4	3

Net income (loss) from discontinued operations attributable to L-3	$(1)	$23	$28	$78

In connection with the spin-off of Engility, L-3 was required to allocate the goodwill of the former Government Services reporting unit between Engility and NSS based on the relative fair values of each business at the spin-off date in accordance with the accounting standards for goodwill. As a result, based on the relative fair value, L-3 allocated $1,225 million being allocated to Engility.

The major classes of assets and liabilities included as discontinued operations related to Engility are presented in the table below:

December 31, 2011
(in millions)
Assets
Current assets	$386
Property, plant and equipment, net	13
Goodwill	1,225
Other assets	105

Total assets of discontinued operations	$1,729
Liabilities
Accounts payable, trade	$37
Other current liabilities	187

Current liabilities	224
Long-term liabilities	127

Total liabilities of discontinued operations	$351

L-3’s Business

L-3 is a prime contractor in Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, aircraft modernization and maintenance, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the DoD and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied foreign governments, and domestic and foreign commercial customers.

For the year ended December 31, 2011, we generated sales of $13.2 billion. Our primary customer was the DoD. The table below presents a summary of our 2011 sales by end customer and the percent contributed by each to our total 2011 sales. We currently expect sales to the DoD, as a percentage of total 2012 sales, to decline by a few percentage points as compared to sales to the DoD as a percentage of total 2011 sales.

	2011 Sales	% of 2011 Sales
	(in millions)
DoD	$9,711	74%
Other U.S. Government	728	5

Total U.S. Government	10,439	79%
Foreign governments	1,192	9
Commercial — foreign	898	7
Commercial — domestic	629	5

Total sales	$13,158	100%

We have the following four reportable segments: (1) Electronic Systems, (2) C3ISR, (3) Aircraft Modernization and Maintenance (AM&M), and (4) NSS. Financial information with respect to each of the Company’s segments is included in Note 20. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, integrated sensor systems, aviation products, simulation & training, warrior systems, precision engagement, security & detection, space & propulsion, undersea warfare and marine services. C3ISR provides products and services for the global ISR (intelligence, surveillance and reconnaissance) market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, DoS, U.S. Government intelligence agencies and global security customers.

Industry Considerations

As described above, sales to the DoD represented approximately 74% of our total 2011 sales. The U.S. Government fiscal year ends on September 30th. From fiscal year (FY) 2000 to FY 2010, the DoD budget, including wartime funding for Overseas Contingency Operations (OCO) grew at a compound annual rate of approximately 9%. The total DoD budget (base and OCO) for FY 2011 was approximately flat compared to fiscal year 2010. During the year ended December 31, 2011, the U.S. Government completed its drawdown of U.S. military troops from Iraq, and began to drawdown troops from Afghanistan, in accordance with the Obama Administration’s (the “Administration”) plan to complete the drawdown from Afghanistan by the end of 2014. While the U.S. is expected to maintain a presence in the Middle East to deter aggression and prevent the emergence of new threats, we expect that there will be a rebalance toward other regions of the world such as the Asia-Pacific theatre. In addition, the U.S. Government has been under increasing pressure to reduce the U.S. fiscal budget deficit and national spending.

In August 2011, Congress enacted the Budget Control Act of 2011 (the BCA). The BCA immediately imposes spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (FY 2012 to FY 2021), compared to previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also triggered and becomes effective on January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with FY 2013 through FY 2021, for which FY 2013 to FY 2017 proposed DoD budgets are presented below. If the sequestration cuts to the DoD budgets occur, we expect that they will have a negative impact on our results of operations and cash flows, and could cause goodwill impairment charges.

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

The FY 2013 DoD Plan continues to focus on advanced ISR, communications, strike aircraft, precision-guided weapons, unmanned systems, networked information technologies, cyber security, special operations forces, missile defense and space programs, and generally, systems and capabilities that are critical to both conventional and irregular warfare, and the ability to project power in denied environments. We believe L-3 is well positioned to benefit from the DoD’s focus in several of these areas. The declining DoD budgets, however, will reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to negatively impact our sales related to supporting U.S. military operations in Afghanistan.

In September 2012, Congress passed and the President signed a six-month continuing resolution on appropriations which funds the DoD at the BCA cap level until March 27, 2013.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales and operating income trends. The two main determinants of our operating income are sales and operating margin. We define operating margin as operating income as a percentage of sales. Management believes that these financial performance measures (sales growth and operating margin improvements) are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, and not by type or amount of operating costs. As a result of this approach and the general nature of our operations, the discussion of results of operations focuses on changes in net sales and operating margin.

One of L-3’s primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement our organic sales growth by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts, (3) expand our market share and strengthen our businesses and (4) provide attractive returns on investment.

Sales Trend. For the year ended December 31, 2011, consolidated net sales of $13,158 million declined by 2%, due to a decline in organic sales of 3%, partially offset by net sales from business acquisitions of 1%. For the quarter ended September 28, 2012 (2012 Third Quarter), consolidated net sales of $3,283 million declined by $18 million, or 0.5%, due to a decline in organic sales of $81 million, or 2.4%, partially offset by net sales from acquisitions of $63 million, or 1.9%, compared to the quarter ended September 30, 2011 (2011 Third Quarter). For the year-to-date period ended September 28, 2012 (2012 Year-to-Date Period), consolidated net sales of $9,586 million declined by $29 million, or 0.3%, due to a decline in organic sales of $159 million, or 1.7%, partially offset by net sales from acquisitions of $130 million, or 1.4%, compared to the year-to-date period ended September 30, 2011 (2011 Year-to-Date Period).

For the year ended December 31, 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our AM&M segment. Under this contract, which generated approximately 4% of our 2011 sales, we provide maintenance, logistics and other related sustainment support services for rotary-wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion. However, the award has been protested. We expect a decision on the award in the fourth quarter of 2012. We cannot provide any reassurance that we will prevail in the protest.

Operating Income Trend. Operating income for the 2012 Third Quarter was $331 million, a decrease of 8% from $359 million for the 2011 Third Quarter. Our operating margin was 10.1% for the 2012 Third Quarter, a decrease of 80 basis points from 10.9% for the 2011 Third Quarter.

Operating income for the 2012 Year-to-Date Period was $987 million, a decrease of 6% from $1,045 million for the 2011 Year-to-Date Period. Our operating margin was 10.3% for the 2012 Year-to-Date Period, a decrease of 60 basis points from 10.9% for the 2011 Year-to-Date Period. See Results of Operations, including segment results below for a discussion of operating margin.

We are focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. Our 2012 Third Quarter and Year-to-Date Period operating margin was lower than our prior year comparative period operating margin and we expect our 2012 annual operating margin to decline as compared to 2011. While we are taking actions to increase operating margin, these actions may not be successful. Furthermore, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margin on existing business and contracts. Changes in the competitive environment and DoD procurement practices and reductions in our consolidated sales levels could also result in lower operating margin.

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

Debt Redemptions. On July 26, 2012 (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of its 6 3/ 8% Senior Subordinated Notes due 2015 (2015 Notes) at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 2015 Notes, we recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest up to but not including the redemption date. In connection with the redemption we will record a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share) in the quarter ending December 31, 2012.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 summarizes the business acquisitions and business dispositions that we completed during the three years ended December 31, 2011. During the 2012 Year-to-Date Period, we used $349 million of cash to acquire the Kollmorgen Electro-Optical (KEO) business, MAVCO, Inc. (MAVCO) and the commercial aircraft simulation business from Thales Group (named Link Simulation & Training U.K., Limited (Link U.K.)). All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion of the business acquisitions completed during the 2012 Year-to-Date Period.

On July 17, 2012, we completed the previously announced spin-off of our subsidiary, Engility Holdings, Inc. See “Overview and Outlook” for further discussion of the distribution of proceeds and impact on our financial results and financial position.

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

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2012 Third Quarter compared with the 2011 Third Quarter, and the 2012 Year-to-Date Period compared with the 2011 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
(in millions, except per share data)	September 28, 2012	September 30, 2011	Increase/ (decrease)		September 28, 2012	September 30, 2011	Increase/ (decrease)
Net sales	$3,283	$3,301	$(18)		$9,586	$9,615	$(29)
Operating income	$331	$359	$(28)		$987	$1,045	$(58)
Operating margin	10.1%	10.9%	(80)	bpts	10.3%	10.9%	(60)	bpts
Net interest expense and other income	$48	$47	$1		$132	$142	$(10)
Debt retirement charge	$8	$—	nm		$8	$18	$(10)
Effective income tax rate	29.1%	31.4%	(230)	bpts	32.3%	31.1%	120	bpts
Income from continuing operations	$195	$214	$(19)		$573	$610	$(37)
Net income from continuing operations attributable to L-3	$193	$212	$(19)		$570	$604	$(34)
Diluted earnings per share from continuing operations	$1.98	$2.02	$(0.04)		$5.78	$5.62	$0.16
Diluted weighted average common shares outstanding	97.4	104.8	(7.4)		98.7	107.2	(8.5)
nm—not meaningful

Net Sales: For the 2012 Third Quarter, consolidated net sales of $3.3 billion were 0.5% lower than the 2011 Third Quarter. Sales growth from the AM&M, C3ISR and Electronic Systems segments was offset by lower sales from the NSS segment. Acquired businesses, which are all included in the Electronic Systems segment, added $63 million to net sales in the 2012 Third Quarter. Net sales to commercial and foreign government end customers grew 19% to $808 million for the 2012 Third Quarter compared to $679 million for the 2011 Third Quarter.

Sales from services, which include services performed by businesses primarily in our AM&M, C3ISR and NSS segments decreased by $79 million to $1,368 million, representing approximately 42% of consolidated net sales for the 2012 Third Quarter, compared to $1,447 million, or approximately 44% of consolidated net sales for the 2011 Third Quarter. Sales from services decreased primarily due to: (1) a decrease in logistic support services due to the competitive loss of a task order for contract field team support services in Southwest Asia for the U.S. Army, (2) a decline in IT support services for select non-DoD U.S. Government agencies due to customer IT spending reductions and competitive contract losses in 2011, and (3) less demand for U.S. Special Operations Command IT support services due to our previous single-award contract converting to several multiple-award contracts, which reduced our work share.

Sales from products, which primarily include products from our Electronic Systems and C3ISR segments, increased by $61 million to $1,915 million, representing approximately 58% of consolidated net sales for the 2012 Third Quarter, compared to $1,854 million, or approximately 56% of consolidated net sales for the 2011 Third Quarter. Sales from products increased primarily due to sales from the KEO and Link U.K. business acquisitions, and organic sales growth primarily for: (1) Platform Systems sales for the new Australia C-27J contract and (2) Microwave Products due to increased deliveries of mobile and ground-based satellite communication systems for the U.S. military and power devices for commercial satellite communication systems. These increases were partially offset by decreases due to Marine & Power Systems due to lower demand primarily for commercial shipbuilding products as well as negative foreign currency translation, lower sales for networked communications systems primarily from fewer deliveries of remote video terminals and reduced shipments of tactical quiet generators for the U.S. Army.

For the 2012 Year-to-Date Period consolidated net sales of $9.6 billion decreased by $29 million compared to the 2011 Year-to-Date Period. Higher sales from the C3ISR and AM&M segments were offset by lower sales from the NSS and Electronic Systems segments. Acquired businesses, which are all included in the Electronic Systems segment, added $130 million to net sales in the 2012 Year-to-Date Period. Net sales to commercial and foreign government end customers grew 12% to $2,223 million for the 2012 Year-to-Date Period compared to $1,992 million for the 2011 Year-to-Date Period.

Sales from services decreased by $17 million to $4,134 million, representing approximately 43% of consolidated net sales for the 2012 Year-to-Date Period, compared to $4,151 million, or approximately 43% of consolidated net sales for the 2011 Year-to-Date Period. The net decrease in sales from services was primarily due to trends similar to the 2012 Third Quarter as discussed above. Sales also declined for intelligence support services due to the drawdown of U.S. military forces in Iraq. In addition, sales increased due to higher demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011 and for the U.S. C-12 aircraft.

Sales from products decreased by $12 million to $5,452 million, representing approximately 57% of consolidated net sales for the 2012 Year-to-Date Period, compared to $5,464 million for the 2011 Year-to-Date Period, or approximately 57% of consolidated net sales for the 2011 Year-to-Date Period. The net decrease in product sales was primarily due to trends similar to the 2012 Third Quarter as discussed above as well as lower sales for Warrior Systems for night vision and illumination products due to reduced U.S. Army requirements and Precision Engagement due to contracts nearing completion and lower demand. In addition, the decreases were partially offset by organic sales growth from Sensor Systems due to higher sales of airborne EO/IR turrets to the DoD and networked communication systems due to higher volume for manned and unmanned platforms for the DoD.

See the segment results below for additional discussion of our sales.

Operating income and operating margin: Operating income for the 2012 Third Quarter decreased by $28 million compared to the 2011 Third Quarter. Operating income as a percentage of net sales (operating margin) decreased by 80 basis points to 10.1% for the 2012 Third Quarter compared to 10.9% for the 2011 Third Quarter primarily due to higher pension expense of $15 million ($9 million after income tax, or $0.09 per diluted share) reduced operating margin by 40 basis points.

Operating income for the 2012 Year-to-Date Period decreased by $58 million compared to the 2011 Year-to-Date Period. Operating margin decreased by 60 basis points to 10.3% for the 2012 Year-to-Date Period compared to 10.9% for the 2011 Year-to-Date Period. Higher pension expense of $28 million ($17 million after income tax, or $0.17 per diluted share) reduced operating margin by 30 basis points.

See the segment results below for additional discussion of our operating margin.

Net interest expense and other income: Net interest expense and other income increased by $1 million for the 2012 Third Quarter compared to the same period last year. The 2012 Third Quarter includes a $3 million ($2 million after income tax, or $0.02 per diluted share) non-cash asset impairment charge related to the planned dissolution of an unconsolidated joint venture. Interest expense declined by $2 million due to lower interest rates on outstanding fixed rate debt.

Net interest expense and other income decreased by $10 million for the 2012 Year-to-Date Period compared to the same period last year. Lower interest expense of $13 million on outstanding fixed rate debt was partially offset by the $3 million non-cash asset impairment charge recorded in the 2012 Third Quarter, related to the planned dissolution of an unconsolidated joint venture.

Debt retirement charge: During the 2012 Third Quarter and Year-to-Date Period, the company recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share) related to the redemption of $250 million of the 2015 Notes.

During the 2011 Year-to-Date Period, the company redeemed $650 million of its 5  7/8% Senior Subordinated Notes due 2015 and recorded a debt retirement charge of $18 million ($11 million after income tax, or $0.10 per diluted share).

Effective income tax rate: The effective tax rate for the 2012 Third Quarter decreased by 230 basis points compared to the same period last year. The effective tax rate decreased by 390 basis points due to a tax benefit of $11 million primarily related to the reversal of amounts previously accrued for tax years in which the statutes of limitations expired, partially offset by the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2011.

The effective tax rate for the 2012 Year-to-Date Period increased by 120 basis points compared to the same period last year primarily due to the expiration of the U.S. Federal research and experimentation tax credit on December 31, 2011. The 2012 and 2011 Year-to-Date Periods included tax benefits of $11 million and $12 million, respectively, primarily related to the reversal of amounts previously accrued for prior tax years.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the 2012 Third Quarter decreased 9% to $193 million compared to the 2011 Third Quarter, and diluted earnings per share (EPS) from continuing operations decreased 2% to $1.98 from $2.02.

Net income from continuing operations attributable to L-3 in the 2012 Year-to-Date Period decreased 6% to $570 million compared to the 2011 Year-to-Date Period, and diluted EPS from continuing operations increased 3% to $5.78 from $5.62.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2012 Third Quarter and the 2012 Year-to-Date Period declined by 7% and 8%, respectively. The decrease was due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2012	September 30, 2011(1)	September 28, 2012	September 30, 2011(1)
	(dollars in millions)
Net sales:(2)
Electronic Systems	$1,395.1	$1,385.8	$4,060.1	$4,072.8
C3ISR	885.9	874.9	2,634.1	2,466.7
AM&M	648.9	622.7	1,854.5	1,825.4
NSS	352.6	417.4	1,037.5	1,250.1

Consolidated net sales	$3,282.5	$3,300.8	$9,586.2	$9,615.0

Operating income:
Electronic Systems	$158.3	$165.8	$480.4	$503.8
C3ISR	92.9	100.1	271.8	284.7
AM&M	65.0	60.4	178.8	180.5
NSS	14.5	32.5	56.1	75.9

Consolidated operating income	$330.7	$358.8	$987.1	$1,044.9

Operating margin:
Electronic Systems	11.3%	12.0%	11.8%	12.4%
C3ISR	10.5%	11.4%	10.3%	11.5%
AM&M	10.0%	9.7%	9.6%	9.9%
NSS	4.1%	7.8%	5.4%	6.1%
Consolidated operating margin	10.1%	10.9%	10.3%	10.9%

(1)

Effective January 1, 2012, the Company re-aligned a business unit’s management and organizational structure, as discussed in Note 2, and made a reclassification of sales of $17.3 million and $55.5 million from the C3ISR segment to the Electronic Systems segment for the third quarterly and year-to-date periods ended September 30, 2011, respectively. Operating income of $2.1 million was reclassified from the C3ISR segment to the Electronic Systems segment for the third quarterly period ended September 30, 2011.

(2)	Net sales are after intercompany eliminations.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2012	September 30, 2011	Increase/ (decrease)		September 28, 2012	September 30, 2011	Decrease
	(dollars in millions)
Net sales	$1,395.1	$1,385.8	$9.3		$4,060.1	$4,072.8	$(12.7)
Operating income	$158.3	$165.8	$(7.5)		$480.4	$503.8	$(23.4)
Operating margin	11.3%	12.0%	(70)	bpts	11.8%	12.4%	(60)	bpts

Electronic Systems net sales for the 2012 Third Quarter increased by $9 million, or 1%, compared to the 2011 Third Quarter. Sales increased for: (1) Microwave Products by $35 million primarily for increased deliveries of mobile and ground-based satellite communication systems for the U.S. military and power devices for commercial satellite communication systems, (2) Sensor Systems by $30 million primarily from the KEO acquisition and (3) Simulation & Training by $20 million primarily due to the Link U.K. acquisition. These increases were partially offset by a sales decrease of $63 million for Marine & Power Systems due to lower demand primarily for commercial shipbuilding products, which reduced sales by $37 million (including $15 million of negative foreign currency translation), and reduced shipments of tactical quiet generators for the U.S. Army, which reduced sales by $26 million. Also, sales declined by $13 million for Precision Engagement due to lower volume from contracts nearing completion during the quarter and lower demand.

Electronic Systems operating income for the 2012 Third Quarter decreased by $8 million, or 5%, compared to the 2011 Third Quarter. Operating margin decreased by 70 basis points to 11.3%. Sales mix changes reduced operating margin by 40 basis points and higher pension expense of $4 million reduced operation margin by 30 basis points.

Electronic Systems net sales for the 2012 Year-to-Date period decreased by $13 million, or 0.3%, compared to the 2011 Year-to-Date period. Sales declined for: (1) Marine & Power Systems by $105 million primarily due to reduced shipments of tactical quiet generators for the U.S. Army, which reduced sales by $72 million and $33 million of negative foreign currency translation, (2) Warrior Systems by $68 million for night vision and illumination products due to reduced U.S. Army requirements, and (3) Precision Engagement by $65 million due to contracts nearing completion and lower demand. These declines were partially offset by sales increases of: (1) $135 million for Sensor Systems, comprised of $100 million from the KEO acquisition and $35 million primarily for higher sales of airborne EO/IR turrets for the DoD, (2) $66 million primarily for Microwave Products due to reasons similar to the 2012 Third Quarter, and (3) $24 million for the Link U.K. acquisition.

Electronic Systems operating income for the 2012 Year-to-Date period decreased by $23 million, or 5%, compared to the 2011 Year-to-Date period. Operating margin decreased by 60 basis points to 11.8%. Sales mix changes reduced operating margin by 80 basis points and higher pension expense of $4 million reduced operating margin by 10 basis points. This decrease was partially offset by improved contract performance, primarily for Displays, Warrior Systems and Precision Engagement, which increased operating margin by 30 basis points.

C3ISR

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2012	September 30, 2011	Increase/ (decrease)		September 28, 2012	September 30, 2011	Increase/ (decrease)
	(dollars in millions)
Net sales	$885.9	$874.9	$11.0		$2,634.1	$2,466.7	$167.4
Operating income	$92.9	$100.1	$(7.2)		$271.8	$284.7	$(12.9)
Operating margin	10.5%	11.4%	(90)	bpts	10.3%	11.5%	(120)	bpts

C3ISR net sales for the 2012 Third Quarter increased by $11 million, or 1%, compared to the 2011 Third Quarter. Sales for ISR Systems increased by $49 million primarily due to higher volume for airborne ISR systems. These increases were partially offset by lower sales of $38 million for networked communication systems primarily from fewer deliveries of remote video terminals and lower volume on the Hawklink contract due to development and low rate initial production work nearing completion.

C3ISR operating income for the 2012 Third Quarter decreased by $7 million, or 7%, compared to the 2011 Third Quarter. Operating margin decreased by 90 basis points to 10.5%. Higher pension expense of $10 million reduced operating margin by 110 basis points and sales mix changes reduced operating margin by 40 basis points. This decrease was partially offset by improved contract performance, which increased operating margin by 60 basis points.

C3ISR net sales for the 2012 Year-to-Date period increased by $167 million, or 7%, compared to the 2011 Year-to-Date period. Sales for ISR Systems increased by $144 million primarily due to higher volume on airborne ISR systems and increased demand for logistic support and fleet management services. Sales also increased by $23 million primarily for networked communication systems due to higher volume for manned and unmanned platforms for DoD customers.

C3ISR operating income for the 2012 Year-to-Date period decreased by $13 million, or 5%, compared to the 2011 Year-to-Date period. Operating margin decreased by 120 basis points to 10.3%. Higher pension expense of $19 million reduced operating margin by 70 basis points and sales mix changes reduced operating margin by 80 basis points. These decreases were partially offset by improved contract performance, which increased operating margin by 30 basis points.

AM&M

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2012	September 30, 2011	Increase		September 28, 2012	September 30, 2011	Increase/ (decrease)
	(dollars in millions)
Net sales	$648.9	$622.7	$26.2		$1,854.5	$1,825.4	$29.1
Operating income	$65.0	$60.4	$4.6		$178.8	$180.5	$(1.7)
Operating margin	10.0%	$9.7%	30	bpts	9.6%	9.9%	(30)	bpts

AM&M net sales for the 2012 Third Quarter increased by $26 million, or 4%, compared to the 2011 Third Quarter. Platform systems sales increased by $99 million, partially offset by a decline of $73 million for logistics support services. The platform systems increase was due primarily to volume on new contracts, including the Australia C-27J and international head-of-state aircraft modification contracts, and increased scope on the EC-130 aircraft for the U.S. Air Force (USAF). Logistics support services decreased due primarily to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia.

AM&M operating income for the 2012 Third Quarter increased by $5 million, or 8%, compared to the 2011 Third Quarter. Operating margin increased 30 basis points to 10.0%. Operating margin increased by 100 basis points due to lower costs related to the Joint Cargo Aircraft (JCA). This increase was partially offset by 50 basis points primarily due to sales mix changes and 20 basis points due to higher pension expense of $1 million.

AM&M net sales for the 2012 Year-to-Date period increased by $29 million, or 2%, compared to the 2011 Year-to-Date period. Platform systems sales increased by $78 million, which was partially offset by a decline of $49 million for logistic support services. The platform systems increase was due primarily to volume on new contracts, including the Australia C-27J and international head-of-state aircraft modification contracts, and increased scope on the EC-130 aircraft for the USAF. These increases were partially offset by lower JCA volume for the USAF. Logistics support services decreased due primarily to the loss of a task order for U.S. Army contract field team support services in Southwest Asia, partially offset by increased demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011 and for U.S. Army C-12 aircraft.

AM&M operating income for the 2012 Year-to-Date period decreased by $2 million, or 0.9%, compared to the 2011 Year-to-Date period. Operating margin decreased by 30 basis points to 9.6%. The decrease in operating margin was due to a $6 million, or 30 basis points, net favorable adjustment in the 2011 Year-to-Date period, comprised of a favorable price adjustment for an international modification contract, partially offset by start-up costs for the U.S. Army C-12 aircraft maintenance contract. Pension expense increased by $5 million, which reduced operating margin by 30 basis points. These decreases were partially offset by 30 basis points primarily due to lower costs related to JCA.

NSS

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2012	September 30, 2011	Decrease		September 28, 2012	September 30, 2011	Decrease
	(dollars in millions)
Net sales	$352.6	$417.4	$(64.8)		$1,037.5	$1,250.1	$(212.6)
Operating income	$14.5	$32.5	$(18.0)		$56.1	$75.9	$(19.8)
Operating margin	4.1%	7.8%	(370)	bpts	5.4%	6.1%	(70)	bpts

NSS net sales for the 2012 Third Quarter decreased by $65 million, or 16%, compared to the 2011 Third Quarter. Less demand for U.S. Special Operations Command IT support services, due to our previous single-award contract converting to several multiple-award contracts which reduced our workshare, lowered sales by $27 million. A decline in IT support services for select non-DoD U.S. Government agencies due to customer IT spending reductions and competitive contract losses in 2011 lowered sales by $25 million. Sales declined by $13 million for intelligence support services due to the drawdown of U.S. military forces in Iraq.

NSS operating income for the 2012 Third Quarter decreased by $18 million, or 55%, compared to the 2011 Third Quarter. Operating margin decreased by 370 basis points to 4.1% primarily due to: (1) lower contract profit rates on re-competitions of existing business and lower sales volume, which reduced operating margin by 200 basis points, (2) a $4 million inventory write-down for security and safety equipment, which reduced operating margin by 110 basis points, and (3) legal fees of $2 million related to a supplier dispute, which reduced operating margin by 60 basis points.

NSS net sales for the 2012 Year-to-Date period decreased by $213 million, or 17%, compared to the 2011 Year-to-Date period. The decrease was primarily due to trends similar to the 2012 Third Quarter. Specifically, lower volumes for IT support services reduced sales by $84 million, less demand for U.S. Special Operations Command IT support services lowered sales by $81 million, and the drawdown of U.S. military forces in Iraq lowered sales by $48 million.

NSS operating income for the 2012 Year-to-Date period decreased by $20 million, or 26%, compared to the 2011 Year-to-Date period. Operating margin decreased by 70 basis points to 5.4%. Lower sales volume and lower contract profit rates on re-competitions of existing business decreased operating margins by 40 basis points, a $4 million inventory write-down for security and safety equipment reduced operating margin by 40 basis points, and legal fees of $3 million related to a supplier dispute reduced operating margins by 30 basis points. These decreases were partially offset by the timing of award fees for acquisition management and IT support services, which increased operating margin by 40 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 28, 2012, we had total cash and cash equivalents of $514 million as compared to $764 million at December 31, 2011. While no amounts of the cash and cash equivalents are considered restricted, $203 million was held by the Company’s foreign subsidiaries at September 28, 2012. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $692 million of cash from operating activities from continuing operations during the 2012 Year-to-Date Period. Significant cash used during the 2012 Year-to-Date Period included $349 million for the KEO, MAVCO and Link U.K. business acquisitions, $504 million to repurchase shares of our common stock, and $149 million for dividends. Also, as discussed under “Overview and Outlook — Spin-off of Engility”, L-3 received a cash contribution of $335 million as a result of the spin-off, a portion of which was used to redeem $250 million of the 2015 Notes.

As of September 28, 2012, we also had $997 million of borrowings available under our $1 billion Amended and Restated Revolving Credit Facility after reductions of $3 million for outstanding letters of credit, subject to certain conditions. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables decreased by $141 million to $962 million at September 28 2012, from $1,103 million at December 31, 2011 due to lower sales primarily for NSS, logistics support services, Warrior Systems and Marine & Power Systems, and the timing of billings and collections primarily for ISR systems and Simulation and Training. These decreases were partially offset by $37 million of acquired billed receivables from the KEO, MAVCO and Link U.K. business acquisitions.

Contracts in process increased by $488 million to $2,839 million at September 28, 2012, from $2,351 million at December 31, 2011. The increase included $97 million of acquired contracts in process from the KEO and Link U.K. business acquisitions, $6 million of foreign currency translation adjustments and $385 million from:

•

Increase of $172 million in unbilled contract receivables primarily due to liquidation of progress payments for delivery of simulation & training devices and sales exceeding billings for networked communication systems and AM&M.

•

Increase of $213 million in inventoried contract costs primarily due to Australian C-27J aircraft, spare parts for logistics support services and the timing of deliveries for networked communication systems and Precision Engagement products.

L-3’s receivables days sales outstanding (DSO) was 75 at September 28, 2012, compared with 73 at December 31, 2011 and 74 at September 30, 2011. The increase in DSO was primarily due to the increase in our net unbilled contract receivables. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 28, 2012, 365 days at December 31, 2011 and 371 days at September 30, 2011). Our trailing 12 month pro forma sales were $13,342 million at September 28, 2012, $13,169 million at December 31, 2011 and $13,315 million at September 30, 2011.

The increase in inventories was primarily due to higher inventory for Security and Detection Systems, Warrior Systems and Microwave Products to support customer demand.

Goodwill increased by $233 million to $7,705 million at September 28, 2012 from $7,472 million at December 31, 2011. The table below presents the changes in goodwill by segment.

	Electronic Systems	C3ISR	AM&M	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2011	$4,471	$866	$1,169	$966	$7,472
Business acquisitions(1)	210	—	—	—	210
Foreign currency translation adjustments(2)	12	—	10	1	23
Segment reclassification(3)	69	(69)	—	—	—

Balance at September 28, 2012	$4,762	$797	$1,179	$967	$7,705

(1)

The increase in goodwill for the Electronic Systems segment is due to the KEO, MAVCO and Link U.K. business acquisitions. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for further discussion regarding these acquisitions.

(2)

The increases in goodwill presented in the Electronic Systems, AM&M and NSS segments were due primarily to the weakening of the U.S. dollar against the Euro, Canadian dollar and British pound during the year-to-date period ended September 28, 2012.

(3)

Effective January 1, 2012, we re-aligned a business unit’s management and organizational structure, as discussed in Note 2 to our unaudited condensed consolidated financial statements, and made a reclassification of goodwill between the Electronic Systems and C3ISR segments during the quarter ended March 30, 2012.

The increase in identifiable intangible assets was due to the recognition of $53 million of customer contractual relationships and technology intangibles due primarily to the KEO and Link U.K. business acquisitions, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made. The KEO, MAVCO and Link U.K. business acquisitions increased accounts payable by $22 million and accrued expenses by $11 million.

The increase in advance payments and billings in excess of costs incurred was primarily due to cash collections on performance based billings related to contracts with foreign customers for Platform Systems and Precision Engagement, and $46 million of acquired balances from the KEO and Link U.K. business acquisitions.

The decrease in other current liabilities was primarily due to the costs incurred against contracts in process in a loss position and the payments of previously accrued legal settlements.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2012 Year-to-Date Period. We expect to contribute cash of approximately $174 million to our pension plans for all of 2012, of which $138 million was contributed during the 2012 Year-to-Date Period.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

The increase in other liabilities was primarily due to a note payable entered into during the 2012 Year-to-Date Period for the purchase of enterprise resource planning (ERP) software licenses and higher accrued product warranty costs.

Statement of Cash Flows

2012 Year-to-Date Period Compared with 2011 Year-to-Date Period

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 28, 2012	September 30, 2011
	(in millions)
Net cash from operating activities from continuing operations	$692	$749
Net cash used in investing activities from continuing operations	(137)	(133)
Net cash used in financing activities from continuing operations	(883)	(915)

Operating Activities — Continuing Operations

We generated $692 million of cash from operating activities during the 2012 Year-to-Date, a decrease of $57 million compared with $749 million generated during the 2011 Year-to-Date Period. The decrease was due to: (1) a decrease in income from continuing operations of $37 million, (2) lower non-cash expenses of $8 million, and (3) $12 million of more cash used for changes in operating assets and liabilities primarily due to higher income tax payments partially offset by lower interest payments. The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

Investing Activities — Continuing Operations

During the 2012 Year-to-Date Period, we used $137 million of cash, including $349 million primarily for the KEO, MAVCO and Link U.K. business acquisitions, and $124 million for capital expenditures. The 2012 Year-to-Date Period includes the cash contribution of $335 million that we received from Engility due to the spin-off.

Financing Activities — Continuing Operations

Debt

At September 28, 2012, total outstanding debt was $3,878 million, of which $2,940 million was senior debt and $938 million was subordinated debt and CODES, compared to $4,125 million at December 31, 2011, of which $2,938 million was senior debt and $1,187 million was subordinated debt and CODES. At September 28, 2012, available borrowings under our Amended and Restated Revolving Credit Facility were $997 million, after reductions for outstanding letters of credit of $3 million. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at September 28, 2012. Our outstanding debt matures between October 15, 2015 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 28, 2012.

2012 Debt Redemptions. On July 26, 2012 (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of its 2015 Notes at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 2015 Notes, we recorded a debt retirement charge of $8 million ($5 million after income taxes, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest up to but not including the redemption date. In connection with the redemption, we will record a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share) in the quarter ending December 31, 2012.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility, senior notes and senior subordinated notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. As of September 28, 2012, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $110.60) of the then current conversion price (currently $92.17) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on November 2, 2012 was $75.85 per share.

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

Prior to the spin-off of Engility Holdings, Inc., which was completed on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings.

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

The table below presents our repurchases of L-3 Holdings common stock during the 2012 Year-to-Date Period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2012	1,991,467	$69.45	$138
March 31 — June 29, 2012	2,546,642	$69.47	$177
June 30 — September 28, 2012	2,679,735	$70.46	$189

At September 28, 2012, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors was $630 million.

From September 29, 2012 through October 31, 2012, L-3 Holdings repurchased 1,019,790 of its common stock at an average price of $73.06 per share for an aggregate amount of $75 million.

During the 2012 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions	)
February 7, 2012	March 1, 2012	$0.50	March 15, 2012	$49
April 24, 2012	May 17, 2012	$0.50	June 15, 2012	$49
June 26, 2012	August 17, 2012	$0.50	September 17, 2012	$48

In addition to the dividends paid as shown in the table above, the Company also paid $3 million of previously accrued dividends related to vested employee stock-based awards. On October 24, 2012, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.50 per share, payable on December 17, 2012, to shareholders of record at the close of business on November 19, 2012.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2012 Year-to-Date Period. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 28, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 28, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2012 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
	(in millions)
June 30 — July 31, 2012	274,625	$69.16	274,625	$800
August 1 — August 30, 2012	1,164,439	$69.59	1,164,439	$719
September 1 — September 28, 2012	1,240,671	$71.57	1,240,671	$630

Total	2,679,735	$70.46	2,679,735

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
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2012

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

*2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012.

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on October 27, 2010 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4

Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007

(File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).

4.3	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.4	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.5	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.6	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

4.7	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.8	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.9	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.10	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.11	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.12	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

4.13	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

*10.1	Employee Matters Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012.

*10.2	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012.

*10.3	Transition Services Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012.

*+10.4	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012.

*+10.5	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012.

10.6	Retirement Agreement and General Release between Electronic Systems Group, L-3 Communications Corporation and L-3 Communications Holdings, Inc. and James W. Dunn (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on June 13, 2012 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 11 to the unaudited condensed consolidated financial statements as of September 28, 2012 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Furnished electronically with this report.

+	Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.