Form 10-K
period 2012-12-31
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2013-02-27
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant L-3 Communications Holdings, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant L-3 Communications Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of June 29, 2012 was approximately $7.1 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 89,897,127 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on April 30, 2013, will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrants’ fiscal year ended December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, aircraft modernization and sustainment of aircraft, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied foreign governments, and domestic and foreign commercial customers.

We have four reportable segments: (1) Electronic Systems, (2) C3ISR, (3) Aircraft Modernization and Maintenance (AM&M), and (4) National Security Solutions (NSS). Financial information for our segments, including sales by geographic area, is included in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22 to our audited consolidated financial statements.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), to its shareholders. As a result of the spin-off, the assets, liabilities, non-controlling interest, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. References to financial data are to L-3’s continuing operations, unless specifically noted. Engility had sales of $911 million for the January 1 through July 17, 2012 period and $2,011 million and $2,290 million for the years ended December 31, 2011 and 2010, respectively. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook – 2012 Events” for additional information.

For the year ended December 31, 2012, we generated sales of $13,146 million, operating income of $1,351 million and net cash from operating activities from continuing operations of $1,231 million. The table below presents a summary of our 2012 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2012 Sales	% of Total Sales
	(in millions)
DoD	$9,376	71%
Other U.S. Government	650	5

Total U.S. Government	$10,026	76%
Foreign governments	1,463	11
Commercial — foreign	985	8
Commercial — domestic	672	5

Total sales	$13,146	100%

Business Strategy

Our business strategy is customer-focused and aims to increase shareholder value by expanding our strong positions in C3ISR, electronic systems and aircraft modernization and maintenance by leveraging our customer relationships and pursuing adjacent market opportunities. We intend to gain market share with innovative and affordable solutions, collaboration across L-3 and demonstrated past performance that address customer imperatives. We will continue shifting our business portfolio to emphasize products, systems and proprietary services. Our spin-off Engility and the acquisitions of the Kollmorgen Electro-Optical business (named L-3 KEO) and the commercial aircraft simulation business from Thales Group (named Link Simulation & Training U.K. Limited (Link U.K.)) completed in 2012 are examples of this element of our strategy. Financially, our emphasis is on growing earnings and cash flow per share. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Entrepreneurial, Accountable and Results-Driven Culture. A key part of L-3’s strategy is our entrepreneurial, accountable, and results-driven culture that is focused on meeting our customers’ needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and a commitment to the highest standards of ethical conduct is an important part of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Strengthen and Expand Our Market Positions. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share and grow our sales organically. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including C3ISR and aircraft modernization and maintenance. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships and pursuing adjacent market opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform original equipment manufacturers is one way we intend to pursue select new business opportunities. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L-3’s business, we also intend to continue to increase our sales from commercial and international businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that add new products, technologies, programs and contracts, or provide access to select DoD or non-DoD customers and provide attractive returns on investment.

Collaborate to Increase Growth Opportunities. We intend to deepen the collaboration among our diversified businesses to develop new business opportunities, combine our leading technologies and deliver the right solutions to our customers quickly. We expect that our core strengths of agility, responsiveness and cost-effectiveness will allow us to continue to provide exceptional performance to our customers. We intend to continue our shift from a “black box” provider to a complete solutions provider.

Leverage Our Excellent Customer Relationships. We will maintain, strengthen, and expand our customer relationships by identifying opportunities to use our customer relationships and leverage the capabilities of our various businesses, including proprietary technologies, to expand the scope of our products to existing and new customers. We will also continue to align our products, services, internal investments in research and development and business development activities to proactively address customer priorities and requirements and invest in growth areas such as C3ISR, sensor systems, special operations, cyber security and intelligence support.

Proactively Manage our Cost Structure and Optimize our Business Portfolio. We intend to continue to aggressively improve and reduce our direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness, and to selectively invest in new product development, bids and proposals and other business development activities to increase our market share.

Achieve Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts in terms of on-budget, on-schedule and satisfying and exceeding technical and other contractual performance requirements, is the foundation for expanding L-3’s prime contractor and supplier positions and growing market share. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria included in our existing contracts. We will continue to focus on delivering superior contract performance with affordable prices to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel. The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Business Acquisitions and Divestitures

During the years ended December 31, 2012, 2011 and 2010, we used net cash of $348 million, $20 million and $756 million for business acquisitions, respectively. As discussed above, we completed the spin-off of our subsidiary, Engility, to our shareholders on July 17, 2012. See “Part II – Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures, including the spin-off of Engility.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below. See “Part II – Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reportable Segment Results of Operations” and Note 22 to our audited consolidated financial statements for financial information about each segment.

Electronic Systems Reportable Segment

In 2012, Electronic Systems net sales of $5,677 million represented 43% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2012.

Business Area	% of 2012 Segment Sales
Microwave	19%
Power & Control Systems	15
Sensor Systems	15
Simulation & Training	11
Aviation Products	9
Precision Engagement	8
Warrior Systems	7
Security & Detection	6
Space & Propulsion	5
Undersea Warfare	3
Marine Services	2

Total Electronic Systems	100%

The table below provides additional information for the systems, products, and services selected applications and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Microwave

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and original equipment manufacturers (OEMs), Satellite Communications (SATCOM) for DoD and various government agencies

• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and allied foreign military manned/unmanned platforms, various missile programs and commercial broadcast

• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communication systems	• U.S. Army, U.S Air Force (USAF) and various DoD agencies

• High dynamic small aperture Ku/Ka-band receive/transmit systems	• Off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move	• U.S. Army and various DoD agencies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Managed satellite networks and integrated remote VSAT satellite systems	• Deployment and support of global communication networks for tactical and enterprise applications	• U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors

• Spread spectrum & time division multiple access modems that support ultra-high frequency (UHF) using Ka band operation	• On the move SATCOM and other tactical communications systems utilizing small aperture terminals	• U.S. military and various international allied military and special forces customers

• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

• Telemetry and instrumentation systems

•  Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers

• Aircraft, missiles and satellites

Power & Control Systems

• Integrated electrical power and electric propulsion packages, integrated automation, navigation, communication, and dynamic positioning systems, and audio/visual solutions and safety systems	• Surface ships ranging from shipping vessels, container carriers, environmental, research and offshore construction ships, naval frigates, ferries, cruise liners and mega yachts	• Commercial shipbuilders and shipowners and allied foreign navies

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	• Vessel bridge and machinery plant platform management systems, and C4N systems	• U.S. Navy (USN) and allied foreign navies and other government agencies

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Allied foreign navies, nuclear and other power plant companies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Sensor Systems

• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence data collection and surveillance and reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Submarine photonic systems and periscopes	• Virginia class submarines	• USN

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and NASA

Simulation & Training

• Military and commercial aircraft flight simulators, reconfigurable training devices, distributed mission training suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian Department of National Defense (DND), allied foreign militaries, commercial airlines and aircraft OEMs

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied foreign military customers

Aviation Products

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

Precision Engagement

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied foreign ministries of defense

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and allied foreign military customers

• Remote viewing video and exploitation systems	• Portable situational awareness and video exploitation software and hardware for soldiers, ships and vehicles	• U.S Marine Corps (USMC), USN and various DoD

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• United Kingdom Ministry of Defense (U.K. MoD)

• Improvised Explosive Device (IED) Defense Systems	• Vehicle based and manpack IED detection and jamming systems	• U.K. MoD and international allies

• Force protection, electronic warfare and satellite monitoring	• Counter improvised explosive device (IED) systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense

Warrior Systems

• Enhanced vision and weapon sights products

•  Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, allied foreign militaries and law enforcement agencies

• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Laser designation and range finder systems	• Airborne and ground target designation/illumination	• DoD, law enforcement and allied foreign customers

Security & Detection

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation and Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs and Border Protection agency, various regulatory authorities and private security companies

Space & Propulsion

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• U.S. Missile Defense Agency

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

•  Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non-portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and allied foreign ministries of defense, manned/unmanned military platforms

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, active detection of special nuclear material and irradiation systems for decontamination and industrial applications	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Undersea Warfare

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied foreign navies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and foreign military and commercial customers

Marine Services

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	• Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	• USN, U.S. Coast Guard (USCG), U.S. Army and commercial shipowners

C3ISR Reportable Segment

In 2012, C3ISR net sales of $3,601 million represented 27% of our total net sales. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide the warfighter the unique ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communications systems and secure communications products for military and other U.S. Government and allied foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
ISR Systems

• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne (SIGINT) applications, antenna technology, real-time process control and software development	• USAF, U.K MoD, and other allied foreign military ISR aircraft platforms and ground systems

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems

Networked Communications

• Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD

• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers

Secure Communications Products

• Secure communication terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

• Ground-based satellite communication terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

• Shipboard communications systems	• Internal and external communications (radio rooms)	• USN, USCG and allied foreign navies

Aircraft Modernization and Maintenance (AM&M) Reportable Segment

In 2012, AM&M net sales of $2,483 million represented 19% of our total net sales. The businesses in this segment provide modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms, including ground vehicles. We sell these services primarily to the DoD, the Canadian DND and other allied foreign governments. Major products and services for this reportable segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, ground vehicles and personnel equipment;

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

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Aircraft and Base Support Services

• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, USN, Canadian DND and other allied foreign militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC

• Contractor Operated and Managed Base Supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft

Aircraft Modernization

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products, interior modifications	• USN, USAF, Canadian DND, Royal Australian Air Force, other allied foreign governments, OEMs, very important person and head of state aircraft, and various military fixed and rotary wing aircraft

• Fabrication and assembly of fixed and rotary wing aeronautical structures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, and parts fabrication for OEMs	• U.S. Army, USN, USMC, Canadian DND and OEMs

National Security Solutions (NSS) Reportable Segment

In 2012, NSS net sales of $1,385 million represented 11% of our total net sales. The businesses in this segment provide full-spectrum cyber operations support, enterprise and mission IT solutions, intelligence operations support, and operational infrastructure solutions to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied foreign governments. Major services, solutions and systems for this reportable segment include:

•

providing solutions and systems for secure communications, information systems networks and mobile devices and ensuring the integrity of information to enable trusted, interconnected, and resilient networks;

•	providing operational enterprise IT solutions that help keep our customers relevant in their dynamic mission environment;

•

developing solutions and systems for our customers that enable available data to be used more effectively to provide assessments, gain and maintain situation awareness, support decision-making, improve operations, and bring about customers’ desired effects;

•	supporting intelligence collection, tasking, exploitation, analysis, dissemination, training, situational awareness, visualization, normalization, minimization and outcome assurance; and

•

developing next-generation solutions and systems that help our customers solve operational, informational, and physical security challenges that can place facilities, infrastructure, installations, borders and perimeters, and transportation environments at risk.

The table below provides additional information for the systems, products and services, selected applications and selected platforms or end users of our NSS reportable segment.

Solutions/Systems/Services	Selected Applications/Capabilities	Selected End Users

• Full-Spectrum Cyber Operations Support	• High-performance computing, dynamic network protection, advanced forensics and exploitation, modeling, simulation and wargaming, cloud and mobile security, and network virtualization	• USAF, U.S. Government intelligence agencies, US Combatant Commands and Defense Information Systems Agency

• Enterprise and Mission IT

•  Enterprise architecture and systems engineering, systems integration and development, operations and maintenance (O&M) transformations for efficiencies and cost reductions, performance-based managed services, agile software engineering and development, space communications and launch support

• U.S. Army, USAF, U.S. Navy, USSOCOM, U.S. Government intelligence agencies, UK MoD, Department of the Interior, DoS, NASA, and state and local government agencies

Solutions/Systems/Services	Selected Applications/Capabilities	Selected End Users

• Intelligence Operations Support	• Data fusion and analytics, visualization and decision-making, training and workforce development, mission engineering and operations support, mission-essential staffing and knowledge management	• U.S. Army, USAF, USN, U.S. Combatant Commands, DoS, U.S. Government intelligence agencies, and UK MoD

• Operational Infrastructure Support

•   Risk, threat and vulnerability assessment, complex systems architecture, enterprise-level command and control systems, intelligent surveillance, logistics and integrated sustainment, and surveillance, detection and response systems

• USAF, USN, U.S. Missile Defense Agency, U.S. Strategic Command, DHS, National Oceanic and Atmospheric Administration (NOAA), and foreign governments

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2012 expected to be recorded as sales in 2013 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2012 Expected to be Recorded as Sales in 2013	Funded Orders
	2012	2011		2012	2011
	(in millions)			(in millions)
Reportable Segment:
Electronic Systems	$5,070	$4,672	63%	$5,745	$5,326
C3ISR	2,936	2,831	67%	3,706	3,779
AM&M	2,168	1,731	60%	2,916	2,296
NSS	710	665	82%	1,431	1,490

Consolidated	$10,884	$9,899	65%	$13,798	$12,891

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

Major Customers

The table below presents a summary of our 2012 sales by end customer and the percent contributed by each to our total 2012 sales. For additional information regarding domestic and foreign sales, see Note 22 to our audited consolidated financial statements.

	2012 Sales	% of Total Sales
	(in millions)
Air Force	$3,599	27%
Army	2,824	22
Navy/Marines	1,897	14
Other Defense	1,056	8

Total DoD	$9,376	71%
Other U.S. Government	650	5

Total U.S. Government	$10,026	76%
Foreign governments	1,463	11
Commercial — foreign	985	8
Commercial — domestic	672	5

Total sales	$13,146	100%

Direct sales to the end customer represent approximately 67% of our consolidated sales, and we are a subcontractor or supplier for the remaining 33%. Additionally, approximately 69% of our DoD sales for 2012 were direct to the customer, and approximately 31% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2012, our five largest contracts generated 13% of our consolidated sales and our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our AM&M segment. Under this contract, which generated approximately 4% of our 2012 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and systems and develop new products, technologies, and systems. As of December 31, 2012, we employed approximately 12,000 engineers, a substantial portion of whom hold advanced degrees, and who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2012, 2011 and 2010 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$196	$194	$186
Commercial Businesses	88	85	80

Total	$284	$279	$266

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

Our ability to compete for existing and new business depends on a variety of factors, including:

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

L-3 is a defense supplier with a broad and diverse portfolio of products and services. We are primarily a non-platform prime contractor and have diverse subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for: (1) certain products, subsystems and systems, where they have vertically integrated businesses and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services.

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

Raw Materials

Generally, our businesses engage in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. L-3’s business mix is approximately 43% services work, and for those businesses that sell hardware and product, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material type. Generally, a fixed-price type contract offers higher profit margin potential than a cost-plus type or time-and-material type contract, which is commensurate with the greater levels of risk we assume on a fixed-price type contract.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the sales on a fixed-price type contract that is covered by contract accounting standards requires the preparation of estimates for: (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. The tables below present our sales from cost-plus type contracts with award fees and incentive fees and the percentage of available performance-based award fees we achieved.

	Year Ended December 31,
	2012	2011	2010
Sales from Cost-Plus Contracts with:	(in millions)
Award fees	$624	$664	$678
Incentive fees	711	842	941

Performance based fees	$1,335	$1,506	$1,619

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Percentage of Available Performance Based Award Fees Achieved	91%	91%	$90%

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

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers while sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract-type sales. The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2012, 2011, and 2010.

Contract-Type	Year Ended December 31,
	2012	2011	2010
Fixed-price	71%	69%	64%
Cost-plus	24%	23%	26%
Time-and-material	5%	8%	10%

Total sales	100%	100%	100%

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation, that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” for a discussion of certain additional business risks specific to our government contracts.

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

Employees

As of December 31, 2012, we employed approximately 51,000 full-time and part-time employees, 84% of whom were located in the United States. Of these employees, approximately 19% are covered by 177 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2012 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

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

To learn more about L-3, please visit our website at http://www.L-3com.com. From time to time we use our website as a channel of distribution of material company information. Financial and other material information regarding L-3 is routinely posted on our website and is readily accessible.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of these risks could materially affect our business and our financial condition, results of operations and cash flows, which could in turn materially affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, results of operations and cash flows.

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

In August 2011, Congress enacted the Budget Control Act of 2011 (BCA). The BCA imposed spending caps and discretionary spending cuts of approximately $487 billion to DoD base budgets for FY 2012 to FY 2021, compared to previously proposed DoD base budgets. The BCA also triggered an automatic sequestration process, which was originally scheduled to become effective on January 2, 2013, that imposes additional budget cuts to U.S. national security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The national security spending cuts from sequestration are expected to mostly reduce DoD budgets by equally cutting funding for all DoD budget line items. The American Taxpayer Relief Act, enacted on January 2, 2013, delayed the implementation of the BCA sequestration cuts to March 1, 2013, reduced the sequester cut to the FY 2013 DoD budget to approximately $46 billion and increased the sequester cut for FY 2014 to approximately $59 billion. If the sequestration cuts to the DoD budget occur, we expect that they will negatively impact our results of operations and cash flows, and could potentially trigger goodwill impairment charges.

On February 13, 2012, the Obama Administration (“Administration”) submitted its FY 2013 proposed budget (FY 2013 DoD Plan) to Congress which complies with the first phase of the BCA imposed spending cuts, but does not address the BCA sequestration cuts. The FY 2013 DoD Plan reduced DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed budgets. Congress has not yet authorized or appropriated a FY 2013 DoD budget. Instead, Congress enacted a six-month Continuing Resolution Authority which funds the DoD until March 27, 2013, at levels similar to the DoD FY12 budget, however, the ultimate DoD FY 2013 budget must comply with the BCA sequestration provisions.

The Administration’s proposed DoD FY 2014 budget or plan, which was scheduled for release in February 2013, has been delayed to March 2013 or later, due to the ongoing debate between the Administration and Congress about U.S Federal government deficit reduction, including spending and revenues, debt levels and the BCA sequestration cuts.

The declining DoD budgets will reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations and cash flows. Additionally, the in-process withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to continue to negatively impact our results of operations and cash flows related to supporting U.S. military operations in Afghanistan.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised by May 19, 2013, we may be required to continue to perform for some period of time on certain of our U.S Government contracts even if the U.S Government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S Government may issue a stop work order and later order the work to resume or may terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 76%, or $10.0 billion, of our sales for the year ended December 31, 2012 were made directly or indirectly to U.S. Government agencies, including 71% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.7 billion, or 13% of our sales for the year ended December 31, 2012. For the year ended December 31, 2012, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our AM&M segment. Under this contract, which generated approximately 4% of our 2012 sales, we provide maintenance, logistics, and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Afghanistan or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s wide-ranging efficiency and better buying power initiatives, which target affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the award of new contracts.

The DoD has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, the Company expects to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which it participates. This initiative is organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Because this initiative significantly changes the way the U.S. Government solicits, negotiates and manages its contracts, this initiative could result in a reduction in expenditures for the type of products we manufacture for, and services we provide to, the U.S. Government and could have a material negative impact on our future sales, earnings and cash flows.

In addition, the FY 2013 DoD Plan seeks reductions in contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the five fiscal years FY 2013 through FY 2017. This initiative will primarily affect our businesses within the National Security Solutions reportable segment and could result in the loss of certain of our existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $10,884 million at December 31, 2012. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our future sales, results of operations and cash flows.

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

The defense and commercial industries in which our businesses operate are highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect increased competition for our products and services from other providers due to the uncertainty of future U.S. defense budgets. Furthermore, the current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition.”

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. We are currently cooperating with the U.S. Government on several investigations, including those discussed in Note 19 to our audited consolidated financial statements. Under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 19 to our audited consolidated financial statements.

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

We opportunistically seek to acquire businesses that enhance our capabilities and add new technologies, products, services, programs, contracts, and customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional business acquisitions, we may not realize the benefits anticipated from these acquisitions, including sales growth, cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for business acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable capital market conditions.

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $7,744 million at December 31, 2012. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. The fair value of six of our reporting units exceeded the carrying value of the net assets of those reporting units by less than 20% at November 30, 2012, the date of our annual impairment assessment. The estimated fair values of our reporting units will be negatively impacted by reductions in the DoD budget that impact our programs, including the automatic sequestration process, should it occur. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” The table below presents the percentage of our total sales generated from each contract-type.

	Year Ended December 31,
	2012	2011	2010
Contract-Type
Fixed-price	71%	69%	64%
Cost-plus	24%	23%	26%
Time-and-material	5%	8%	10%

Total sales	100%	100%	100%

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

At December 31, 2012, we had approximately $3,639 million in aggregate principal amount of outstanding debt. On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility (Amended and Restated Revolving Credit Facility), which also extended the expiration date to February 3, 2017. In addition, at December 31, 2012 we had the availability of substantially all of our Amended and Restated Revolving Credit Facility. In the future, we may increase our borrowings, subject to any limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt is our $500 million aggregate principal amount of our 3.95% Senior Notes maturing November 15, 2016. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” and Note 10 to our audited consolidated financial statements.

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

•

heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•

impacting debt covenants that limit our ability to borrow additional funds or dispose of assets. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2012, we had $8,810 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

Our Amended and Restated Revolving Credit Facility and Senior Notes restrict our ability to finance our future operations and, if we are unable to meet our financial ratios, could cause our existing debt to be accelerated.

Our Amended and Restated Revolving Credit Facility and Senior Notes contain certain significant covenants that, among other things, include, depending on the debt instrument, restrictions on our ability to:

•	sell assets;

•	incur more indebtedness;

•	create liens;

•	make certain investments or business acquisitions;

•	engage in business mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, our Amended and Restated Revolving Credit Facility also requires us to maintain compliance with certain financial ratios, including (1) total consolidated earnings before interest, taxes, depreciation and amortization to total consolidated cash interest expense, (2) total consolidated funded indebtedness less designated cash balances to total consolidated earnings before interest, taxes, depreciation and amortization, and (3) consolidated senior indebtedness less designated cash balances to consolidated earnings before interest, taxes, depreciation and amortization. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of any of these agreements or our inability to comply with the required financial ratios or covenants could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to declare all outstanding debt, accrued interest and fees to be due and immediately payable.

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

For the year ended December 31, 2012, sales to foreign customers, excluding our foreign sales made under FMS agreements directly between the U.S. Government and allied foreign governments, represented approximately 15% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

The Company’s spin-off of Engility could result in substantial tax liability to the Company and its shareholders.

We received an Internal Revenue Service (IRS) Ruling stating that L-3 and its shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off of Engility. In addition, we received an opinion of counsel that the spin-off satisfies certain requirements for tax-free treatment that are not covered in the IRS Ruling; however, an opinion of counsel is not binding on the

IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, both the IRS Ruling and the opinion of counsel are based on certain factual statements and representations made by us, which, if incomplete or untrue in any material respect, could invalidate the IRS Ruling or opinion of counsel.

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

Pension expense and funding may fluctuate significantly because of changes in key estimates and assumptions, including discount rates and assumed long-term rate of return on assets, as well as our actual investment returns and regulatory actions, which could negatively impact our results of operations, cash flows and financial condition.

Determining our pension expense requires significant judgment, particularly with respect to our discount rates, assumed long-term rate of return on assets and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, demographic experience and/or circumstances, our pension expense, the funded status of our plans and our cash contributions to such plans would be impacted, which could negatively affect our results of operations, cash flows and financial condition. In addition, differences between our actual investment returns and our assumed long-term rate of return on assets could also impact our pension expense, the funded status of our plans and our required cash contributions to the plans. Further, our pension expense and the funded status of our plans, including required cash contributions to the Plans, may be impacted by regulatory actions in any given year.

Additionally, due to government regulations, pension plan cost recoveries under Cost Accounting Standards (CAS), for our government contracts occur in different periods from when pension expense is recognized under Financial Accounting Standards (FAS) for financial statement purposes or when cash contributions are made. These timing differences could have a material adverse effect on our cash flow. In December 2011, cost accounting standards were revised in order to harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts with the minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. We anticipate the revised CAS will better align, but not eliminate, mismatches between ERISA funding requirements and pension plan cost recoveries under CAS.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012, we operated in 396 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 35 locations consisting of approximately 5.6 million square feet and leased space at 361 locations consisting of approximately 14.8 million square feet.

Our reportable segments have major operations at the following locations:

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Ayer, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio;

Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Carrollton, and Garland, Texas; Ontario, Canada; Elmenhorst, and Hamburg, Germany; Bologna, Italy; and West Sussex, U.K.

•	C3ISR — Camden, New Jersey; Greenville and Rockwall, Texas; and Salt Lake City, Utah.

•	AM&M — Crestview, Florida; Madison, Mississippi; Waco, Texas; and Quebec, Canada.

•	NSS — Annapolis, Maryland; and Chantilly and Reston, Virginia.

•	Corporate and other locations — New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2012 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
Electronic Systems	7.7	3.9	11.6
C3ISR	5.1	—	5.1
AM&M	1.0	1.7	2.7
NSS	0.9	—	0.9
Corporate	0.1	—	0.1

Total	14.8	5.6	20.4

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the NYSE under the symbol “LLL”. On February 15, 2013, the number of holders of L-3 Holdings’ common stock was approximately 31,635. On February 21, 2013, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $76.46 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE composite transaction tape and the amount of dividends paid per share during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2012	2011	2012	2011
Common Stock — Dividends Paid and Market Prices(1)
First Quarter	$0.50	$0.45	$71.34 — $66.91	$80.85 — $70.84
Second Quarter	0.50	0.45	74.01 — 67.11	88.31 — 74.95
Third Quarter	0.50	0.45	74.45 — 68.27	86.77 — 58.94
Fourth Quarter	0.50	0.45	77.91 — 72.10	70.97 — 60.04

Year Ended December 31	$2.00	$1.80	77.91 — 66.91	88.31 — 58.94

(1)	The stock prices in the table above on or prior to July 17, 2012, the date of the Engility spin-off, have not been adjusted for the impact of the spin-off.

On February 5, 2013, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 10% to $0.55 per share, payable on March 15, 2013, to shareholders of record at the close of business on March 1, 2013. L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock.

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that are registered pursuant to Section 12 of the Exchange Act during the 2012 fourth quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs(1)
				(in millions)
October 1 — October 31, 2012	1,019,790	$73.06	1,019,790	$555
November 1 — 30, 2012	1,717,947	74.88	1,717,947	$427
December 1 — 31, 2012	2,148,146	76.60	2,148,146	$262

Total	4,885,883	$75.26	4,885,883

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on April 26, 2011, which has a stated termination date of April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015.

From January 1, 2013 through February 26, 2013, L-3 Holdings repurchased 1.3 million shares of its common stock at an average price of $77.42 per share for an aggregate amount of approximately $104 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2007 to December 31, 2012. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2007.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $105.94 per share on December 31, 2007. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the spin-off of Engility and related classification of its assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008(2)
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$13,146	$13,158	$13,390	$13,147	$12,202
Cost of sales	11,795	11,716	11,905	11,780	10,944
Impairment charge	—	43	—	—	—
Litigation gain	—	—	—	—	126	(3)

Operating income	1,351	1,399	1,485	1,367	1,384
Interest and other income, net	8	—	21	19	24
Interest expense	(184)	(204)	(236)	(245)	(248	)(3)
Debt retirement charge	(13)	(35)	(18)	(10)	—

Income from continuing operations before income taxes	1,162	1,160	1,252	1,131	1,160
Provision for income taxes	374	296	428	374	393

Income from continuing operations	788	864	824	757	767
Income from discontinued operations, net of tax	32	104	142	154	182

Net income	820	968	966	911	949
Less: Noncontrolling interests	10	12	11	10	11

Net income attributable to L-3	$810	$956	$955	$901	$938

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Continuing operations	$8.12	$8.17	$7.09	$6.34	$6.17
Discontinued operations	0.29	0.97	1.22	1.31	1.50

Basic earnings per share	$8.41	$9.14	$8.31	$7.65	$7.67

Diluted:
Continuing operations	$8.01	$8.08	$7.04	$6.30	$6.10
Discontinued operations	0.29	0.95	1.21	1.31	1.49

Diluted earnings per share	$8.30	$9.03	$8.25	$7.61	$7.59

L-3 Holdings’ weighted average common shares outstanding:
Basic	96.3	104.4	114.3	116.8	121.2

Diluted	97.6	105.6	115.1	117.4	122.4

Cash dividends paid per common share	$2.00	$1.80	$1.60	$1.40	$1.20

(1)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 per diluted share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations had expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share), due to a decline in the estimated fair value of our Marine Services business and (3) $14 million ($8 million after income taxes, or $0.08 per diluted share), for our portion of an impairment charge for long-lived assets at an equity method investment.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$1,974	$2,406	$2,163	$2,381	$1,993
Total assets	13,826	15,508	15,451	14,875	14,484
Long-term debt	3,629	4,125	4,126	4,112	4,493
Equity	5,539	6,724	6,855	6,660	5,941
Cash Flow Data:
Net cash provided by operating activities from continuing operations	$1,231	$1,231	$1,270	$1,147	$1,115
Net cash used in investing activities from continuing operations	(200)	(199)	(944)	(262)	(375)
Net cash used in financing activities from continuing operations	(1,527)	(1,119)	(917)	(1,004)	(840)

(1)	Based on continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, aircraft modernization and sustainment of aircraft, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the DoD and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied foreign governments, and domestic and foreign commercial customers.

We have the following four reportable segments: (1) Electronic Systems, (2) C3ISR, (3) Aircraft Modernization and Maintenance (AM&M), and (4) National Security Solutions (NSS). Financial information with respect to each of our segments is included in Note 22 to our audited consolidated financial statements. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. C3ISR provides products and services for the global ISR (intelligence, surveillance and reconnaissance) market, C3 systems, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. NSS provides a full range of cyber security, intelligence, enterprise IT and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied foreign governments.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. As a result of the spin-off, the assets, liabilities, non-controlling interest, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. References to financial data are to L-3’s continuing operations, unless specifically noted. See “2012 Events” within this section for additional information.

For the year ended December 31, 2012, we generated sales of $13,146 million. Our primary customer was the DoD. The table below presents a summary of our 2012 sales by end customer and the percent contributed by each to our total 2012 sales.

	2012 Sales	% of Total Sales
	(in millions)
Air Force	$3,599	27%
Army	2,824	22
Navy/Marines	1,897	14
Other Defense	1,056	8

Total DoD	$9,376	71%
Other U.S. Government	650	5

Total U.S. Government	$10,026	76%
Foreign governments	1,463	11
Commercial — foreign	985	8
Commercial — domestic	672	5

Total sales	$13,146	100%

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

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 76% of our 2012 sales, and were primarily to DoD customers, which comprised of 71% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, and especially DoD budget levels. Recent DoD budgets are declining, compared to the DoD budget growth that occurred during the last decade. The total DoD budget (base and Overseas Contingency Operations (OCO)) for the fiscal year ended September 30, 2012 (FY 2012) declined 6% compared to FY 2011, and the total DoD budget for FY 2011 was approximately unchanged compared to FY 2010. From FY 2000 to FY 2010, the total DoD budget grew at a compound annual rate of approximately 9%.

In August 2011, Congress enacted the Budget Control Act of 2011 (BCA). The BCA imposed spending caps and discretionary spending cuts of approximately $487 billion to DoD base budgets for FY 2012 to FY 2021, compared to previously proposed DoD base budgets. The BCA also triggered an automatic sequestration process, which was originally scheduled to become effective on January 2, 2013, that imposes additional budget cuts to U.S. national security accounts of approximately $490 billion for FY 2013 to FY 2021 and other U.S. Government budget cuts of another $500 billion to discretionary non-national security accounts. The national security spending cuts from sequestration are expected to mostly reduce DoD budgets by equally cutting funding for all DoD budget line items. The American Taxpayer Relief Act, enacted on January 2, 2013, delayed the implementation of the BCA sequestration cuts to March 1, 2013, reduced the sequester cut to the FY 2013 DoD budget to approximately $46 billion and increased the sequester cut for FY 2014 to approximately $59 billion.

On February 13, 2012, the Obama Administration (“Administration”) submitted its FY 2013 proposed budget (FY 2013 DoD Plan) to Congress which complies with the first phase of the BCA imposed spending cuts, but does not address the BCA sequestration cuts. The FY 2013 DoD Plan reduced DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed budgets. Congress has not yet authorized or appropriated a FY 2013 DoD budget. Instead, Congress enacted a six-month Continuing Resolution Authority (“CRA”) which funds the DoD until March 27, 2013, at levels similar to the DoD FY12 budget, however the ultimate DoD FY 2013 budget must comply with the BCA sequestration provisions.

The FY 2013 DoD Plan revised national security strategy along five core tenets, to: (1) rebalance military posture towards the Asia-Pacific global region, while leveraging partners in other regions to preserve U.S. military presence, (2) resizing military forces to enable the defeat of one foe while imposing unacceptable costs on another foe, (3) protect key investments for next generation capabilities, particularly versus anti-access/area denial threats, (4) not sizing forces for sustained stabilization operations, but preserving such military expertise, and (5) structuring military budget cuts, if possible, to allow for the reversal or regeneration of military capabilities. The FY 2013 DoD Plan also contains funding priorities, trade-offs and risks for high-end strike and power projection; special operations, advanced ISR and cyber security; favoring multi-mission and common fleets across the DoD Armed Services; accepting risk inherent in smaller military forces; and shielding active military duty personnel from pay and healthcare cuts. The FY 2013 DoD Plan also includes more disciplined use of resources from efficiency initiatives in acquisition and management of equipment and services procured by the DoD from private industry, select program terminations, restructurings and deferrals; and, reprioritization of key missions. The table below presents the enacted DoD budget (base and OCO) for FY 2012 and the proposed DoD budgets for FY 2013 to FY 2017, as provided in the FY 2013 DoD Plan.

Fiscal Year	Base	OCO	Total	Annual Total Budget Change
	(in billions)
2012	$530.6	$115.1	$645.7	-6%
2013	$525.4	$88.5	$613.9	-5%
2014	$533.6	$44.2	$577.8	-6%
2015	$545.9	$44.2	$590.1	2%
2016	$555.9	$44.2	$600.1	2%
2017	$567.3	$44.2	$611.5	2%

We believe L-3 is well positioned to benefit from several of the DoD’s focus areas. However, declining DoD budgets, will generally pressure and possibly reduce funding for some of our revenue arrangements, which can negatively impact our results of operations and cash flows. The in-process withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to continue to negatively impact our sales related to supporting U.S. military operations in Afghanistan. Additionally, if the DoD budget sequestration cuts occur, we expect that they will negatively impact our results of operations and cash flows, and could potentially trigger goodwill impairment charges. See “Critical Accounting Policies – Goodwill and Identifiable Assets” within this section.

The Administration’s proposed DoD FY 2014 budget or plan, which was scheduled for release in February 2013, has been delayed to March 2013 or later, due to the ongoing debate between the Administration and Congress about U.S Federal government deficit reduction, including spending and revenues, debt levels and the BCA sequestration cuts.

Commercial and International Markets. Sales to end customers other than the U.S. Government represented 24% of our 2012 sales. These sales are generally affected by global economic conditions for our commercial end markets and foreign government security and military priorities, as well as the fiscal situations of our foreign government end customers.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are sales trends and operating income trends. Management believes that these financial performance measures are the primary growth drivers for our earnings and cash flow per common share. One of our primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring new businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts, and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, which we define as operating income as a percentage of sales, because sales growth combined with operating margin levels determine our operating income levels.

Sales Trends. For the year ended December 31, 2012, consolidated net sales of $13,146 million declined by 0.1%, comprised of an organic sales decline of 1.6%, partially offset by net sales from business acquisitions of 1.5%, compared to the year ended December 31, 2011. Our average annual sales growth for the five years ended December 31, 2012 was 3%, with average annual organic sales growth of approximately 2% and average annual sales growth from business acquisitions, net of divestitures, of approximately 1%. See “Results of Operations”, including segment results below for further discussion of sales.

For the years ended December 31, 2012, 2011, and 2010, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our AM&M segment. Under this contract, which generated approximately 4% of our 2012, 2011, and 2010 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

Our sales trends are highly correlated to DoD budget levels because we derive approximately 71% of our annual sales from the DoD. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and the outcome of the FY 2013 CRA and the BCA sequestration cuts. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Segment Operating Income Trends. For the year ended December 31, 2012, our segment operating income was $1,351 million, a decrease of 6% from $1,442 million for the year ended December 31, 2011. Our segment operating income as a percentage of sales (segment operating margin) was 10.3% for the year ended December 31, 2012, a decrease of 70 basis points from 11.0% for the year ended December 31, 2011. See “Results of Operations”, including segment results below for a discussion of operating margin.

We remain focused on increasing operating margin, to the extent possible, by reducing indirect costs, improving contract performance, and increasing sales. Our 2012 operating margin declined compared to 2011, and we expect our 2013 operating margin will also decline as compared to 2012. While we are taking action to maintain and increase operating margin, we may not be able to do so in the future. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, changes in our annual pension expense and our consolidated sales levels could also result in lower operating margin.

2012 Events

Spin-off of Engility. On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility, to L-3’s shareholders. The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. We used a portion of the proceeds to redeem $250 million of our 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) on July 26, 2012 and the remaining proceeds were used primarily to repurchase outstanding shares of our common stock. There was no gain or loss recognized by us as a result of the spin-off transaction.

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

As a result of the spin-off, the assets, liabilities, non-controlling interest, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. We incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 and $9 million ($7 million after income taxes) for the year ended December 31, 2011, which have been included in discontinued operations. In addition, we allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million, $31 million, and $33 million to discontinued operations for the years ended December 31, 2012, 2011, and 2010, respectively. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below. See Note 4 to the audited consolidated financial statements for additional information.

	January 1 to July 17,	Year Ended December 31,
	2012	2011	2010
	(in millions)
Product and service revenues	$911	$2,011	$2,290

Operating income from discontinued operations before income taxes	68	199	265
Interest expense allocated to discontinued operations	(14)	(31)	(33)

Income from discontinued operations before income taxes	$54	$168	$232
Income tax expense	22	64	90

Income from discontinued operations, net of income tax	$32	$104	$142
Less: Net income attributable to noncontrolling interests	4	3	2

Net income from discontinued operations attributable to L-3	$28	$101	$140

2012 Amended and Restated Revolving Credit Facility. On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. See Note 10 of our audited consolidated financial statements for additional information regarding the amendment of our $1 billion Amended and Restated Revolving Credit Facility.

Debt Redemptions. On July 26, 2012, (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of L-3 Communications’ 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 6 3/8% 2015 Notes, the Company recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 6 3/8% 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption, the Company recorded a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share).

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

•

Non-cash impairment charges of $57 million ($50 million after income taxes), or $0.48 of diluted earnings per share. The impairment charges include: (1) a goodwill impairment charge of $43 million, ($42 million after income taxes, or $0.40 per diluted share), which is included in operating income and (2) $14 million, ($8 million after income taxes, or $0.08 per diluted share), which is included in interest and other income, net, for our portion of an impairment charge for long-lived assets at an equity method investment. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services business, which is part of the Electronic Systems segment, as a result of a decline in its projected future cash flows.

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

On November 22, 2011, L-3 Communications issued $500 million in principal amount of 3.95% Senior Notes that mature on November 15, 2016 (2016 Senior Notes). The 2016 Senior Notes were issued at a discount of $4 million. On December 22, 2011, the net proceeds from this offering, together with cash on hand, were used to redeem $500 million of L-3 Communications’ 6 3/8% 2015 Notes. In connection with the redemption of the 6 3/8% 2015 Notes, we recorded a debt retirement charge of $17 million ($10 million after income tax, or $0.10 per diluted share).

Business Acquisitions and Divestitures

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

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2010, 2011 and 2012, referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2012, we used net cash of $348 million primarily for business acquisitions.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2010
Insight Technology Incorporated	April 14, 2010	$611
Airborne Technologies, Inc.	August 4, 2010	34
3Di Technologies (3Di)	September 17, 2010	60	(2)
FUNA International, GmbH	December 22, 2010	50

Total 2010		$755

2011
Communications and engineering business of ComHouse Wireless L.P.	July 1, 2011	$13
Cargo radiation screening business of Detector Network International (DNI)	October 28, 2011	5	(3)

Total 2011		$18

2012
L-3 KEO	February 6, 2012	$205	(4)
MAVCO, Inc.	April 13, 2012	10
Link Simulation & Training U.K Limited	August 6, 2012	134	(4)

Total 2012		$349

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)

Excludes additional purchase price, not to exceed $11 million, which is contingent upon the post acquisition financial performance of 3Di through December 31, 2012. See Note 4 to our audited consolidated financial statements for additional information on the additional purchase price for this acquisition.

(3)

Excludes additional purchase price, not to exceed $10 million, which is contingent upon the post acquisition financial performance of DNI through December 31, 2014. See Note 4 to our audited consolidated financial statements for additional information on the additional purchase price for this acquisition.

(4)	The final purchase price is subject to adjustment based on the closing date working capital.

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

Spin-off of Engility: On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. See “2012 Events” within this section for further discussion of the spin-off, distribution of proceeds and impact on our financial results and financial position.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the period during which they become known. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 48% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus, or time-and-material type and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 39% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on these fixed-price contracts requires the preparation of estimates of: (1) total contract revenue, (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased operating income by $78 million, or 6%, for the year ended December 31, 2012, $73 million, or 5%, for the year ended December 31, 2011, and $45 million, or 3%, for the year ended December 31, 2010.

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 9% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

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

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, we do not recognize separate intangible assets for the assembled workforces of our business acquisitions.

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2012, we had goodwill of $7,744 million and identifiable intangible assets of $314 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed. We review customer contractual relationships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. If any such event or change in circumstances occurs, and, if our revised estimates of future after-tax cash flows are significantly lower than our estimates at the date we acquired the customer contractual relationships, we may be required to record an impairment charge to write down these intangible assets to their realizable values. We also review and update our estimates of the duration of our customer contractual relationships, at least annually. If such estimates indicate that the duration of our customer contractual relationships has decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic lives.

We review goodwill for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2012 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit.

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

L-3 had 15 reporting units at December 31, 2012 compared to 17 reporting units at December 31, 2011. The composition of our reporting units and associated goodwill balances changed in 2012 as compared to 2011 due to business realignments that resulted in the consolidation of two reporting units into other existing reporting units. The reporting units had fair values in excess of their carrying values at the time of the realignments and the related goodwill for each was included in the existing reporting units.

L-3’s aggregate balance of goodwill increased by $272 million to $7,744 million at December 31, 2012 from $7,472 million at December 31, 2011 due to $250 million for business acquisitions and $22 million of foreign currency translation adjustments. The table below presents the number of reporting units and the associated goodwill at December 31, 2012 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Electronic Systems	11	$4,804
C3ISR	2	797
AM&M	1	1,175
NSS	1	968

Total	15	$7,744

The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), as well as, conditions in the U.S. capital markets.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2012 were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales, operating income, and cash flows, (2) the expected long-term growth rates for each of our reporting units, which approximate the expected long-term growth rate for the U.S. economy and the respective industries in which the reporting units operate, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no significant changes to the underlying methods used in 2012 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L-3’s reporting units (Market Participants), including a risk free rate of return of 2.81% on the 30 year U.S. Treasury Bond as of November 30, 2012 (3.06% as of November 30, 2011) and an equity risk premium of 6% (same as 2011) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative market value percentages of Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior two-year period, (2) the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury Bond, (3) the rate of return of Market Participants publically traded debt securities, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2012.

Reportable Segment	WACC
Electronic Systems(1)	6.77%
C3ISR(2)	6.56%
AM&M	6.56%
NSS	6.94%
(1)

The weighted average risk adjusted discount rate for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.56% to 7.33%.

(2)	Both reporting units within the C3ISR reportable segment used the risk adjusted discount rate as presented in the table above.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2012, 2011 and 2010 for our reportable segments ranged from a negative 4% to a positive 63%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors. The factors that affect the level of annual cash flows in each of our reporting units include, but are not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2012 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2012 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2012	2011	2010	3 Yr. Average
Electronic Systems(2)	$501	(5)%	(9)%	1%	(4)%
C3ISR(3)	$250	(3)%	130%	(40)%	29%
AM&M(4)	$150	(14)%	(24)%	46%	3%
NSS(5)	$147	20%	214%	(44)%	63%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)

The decrease in 2012 cash flows for Electronic Systems was primarily due to lower operating income compared to 2011 for Space & Propulsion and Power & Control Systems. The decrease in 2011 cash flows was primarily due to lower operating income compared to 2010 for Warrior Systems, Training & Simulation, Space & Propulsion and Microwave and liquidation of advance payments at Microwave, partially offset by lower working capital requirements at Warrior Systems. The increase in 2010 cash flow was primarily due to higher operating income compared to 2009 for Sensor Systems, Microwave, Aviation Products and Undersea Warfare, partially offset by lower operating income for force protection products and systems.

(3)

The decrease in 2012 cash flow for C3ISR was due to higher capital expenditures and an increase in tax payments as a result of a higher effective tax rate, partially offset by the timing of billings and cash receipts on fixed-price contracts. The increase in 2011 cash flow was due to working capital improvements, timing of billings and cash receipts on fixed-price contracts, and growth in operating income. The decrease in 2010 cash flow was due to the timing of billings and cash receipts on certain fixed-price contracts for networked communications and higher working capital requirements, partially offset by growth in sales and operating income.

(4)

The decrease in 2012 cash flow for AM&M was primarily due to higher working capital requirements, primarily for inventory on new contracts that began in 2012 and an increase in estimated tax payments, partially offset by higher operating income and an increase in advanced payments. The decrease in 2011 cash flow was primarily due to higher working capital, primarily for inventory on new contracts that began in 2011 and the timing of billings, partially offset by an increase in advanced payments. The increase in 2010 cash flow was primarily due to working capital reductions, primarily for the billed receivables on contracts nearing completion and the loss of the SOFSA contract, and lower capital expenditures.

(5)

The increase in 2012 cash flow for NSS was primarily due to the timing of billings and cash receipt and an increase in advance payments. The increase in 2011 cash flow was primarily due to working capital reductions due to lower sales volume, a decrease in tax payments and lower operating income. The decrease in 2010 cash flow was primarily due to lower margins on select contract renewals and new contracts.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Historically, over 70% of L-3’s annual sales have been generated from DoD customers. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units.

In addition to the factors noted in the previous paragraph that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2012 assumed a declining DoD budget through 2014 with growth of 2% beginning with fiscal year 2015, consistent with our discussion of industry considerations. However, our current estimates and assumptions may not result in the projected cash flow outcomes due to a number of factors, including:

•

The outcome of potential additional DoD budget reductions of approximately $490 billion for FY 2013 to FY 2021 due to BCA sequestration cuts, which become effective on March 1, 2013 unless modified by additional legislation, which could have a negative impact on the fair values of at least some of our reporting units, and potentially trigger significant goodwill impairment charges;

•

even if the BCA sequestration cuts are avoided, additional DoD budget reductions made as part of any broader budget deficit negotiations could have a negative impact on the fair values of at least some our reporting units, and potentially trigger significant goodwill impairments; and

•	resolution of the FY 2013 DoD Plan and related six-month CRA.

Additionally, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including our six reporting units with fair value cushions of less than 20% in the second table below. Actions we may take include consolidating and streamlining select business operations, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated (1) 2013 cash flow amount, (2) average annual cash flow growth rates for 2013 – 2015, and (3) weighted average annual cash flow growth rates for 2016 and 2017 and after 2017 for each of our reportable segments.

Reportable Segment	Estimated Cash Flow		Estimated Average Annual Cash Flow Growth Rates
	(in millions) 2013		3 Yr. Average 2013 – 2015	2016 – 2017	After 2017
Electronic Systems	$400	(1)	2%	0%	1%
C3ISR	$252	(2)	(7)%	0%	2%
AM&M	$130	(3)	(7)%	0%	1%
NSS	$76	(4)	(14)%	0%	1%

(1)

Electronic Systems projected cash flow is expected to decrease by $101 million from $501 million in 2012 to $400 million in 2013. The decrease is mainly due to lower operating income and higher working capital requirements at Aviation Products and Microwave, higher capital expenditures at Simulation & Training, and liquidation of advance payments on a contract with a non-DoD customer at Precision Engagement.

(2)	C3ISR projected cash flow is expected to remain flat from 2012 to 2013.
(3)

AM&M projected cash flow is expected to decrease by $20 million from $150 million in 2012 to $130 million in 2013. The decrease is primarily due to lower expected operating income and higher capital expenditures due to IT systems and facility upgrades.

(4)

NSS projected cash flow is expected to decrease by $71 million from $147 million in 2012 to $76 million in 2013. The expected decrease is primarily due to 2012 working capital improvements, primarily due to the collection of billed receivables and advance payments, not expected to recur in 2013. Projected 2013 sales and operating income are also expected to decline as compared to 2012, although at a slower rate, which will contribute to a decline in 2013 cash flow.

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

In order to evaluate the sensitivity of the fair value calculations relating to our goodwill impairment assessment, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of six reporting units presented in the table below, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2012 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these six reporting units.

	Risk Adjusted Discount Rates	Estimated Annual Cash Flow Growth Rate(1)				Estimated 2012 Cash Flows(1)	Goodwill Balance(2)	Excess Fair Value(3)
Reporting Unit		2012	2011	2010	3 Year Average
Marine Services(4)	6.56%	(171)%	(66)%	(66)%	(101)%	$(2)	$63	14%	$13
Undersea Warfare(5)	6.56%	(73)%	(33)%	24%	(27)%	$9	$206	14%	$23
NSS(6)	6.94%	20%	214%	(44)%	63%	$147	$968	13%	$147
Space & Propulsion Systems(7)	6.56%	(111)%	(46)%	(19)%	(59)%	$(3)	$242	9%	$24
Warrior Systems(8)	6.63%	84%	(40)%	(24)%	9%	$42	$605	9%	$96
Power & Control Systems(9)	6.56%	(57)%	21%	(34)%	(24)%	$35	$781	7%	$57

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The goodwill balance is as of November 30, 2012, our goodwill impairment testing date.

(3)

The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(4)

Our DCF valuation for this reporting unit assumed higher projected cash flow of approximately $5 million in 2013 compared to 2012 due to planned working capital improvements and higher operating income. This will result in projected 2013 cash flow of $3 million, which would be equal to 2011 actual cash flow. In addition, our DCF valuation assumed that projected cash flows will grow approximately $2 million in 2014, remain flat to 2017 and then grow 1% annually after 2017.

(5)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 32% in 2013 compared to 2012 levels due to liquidations of advance payments on contracts with non-DoD customers and contracts nearing completion. In addition, our DCF valuation assumed that projected cash flow will increase $13 million in 2014 from 2013 due to expected customer advance payments on new and follow-on contracts with foreign navies. Cash flow is projected to decline to 2012 levels in 2015 due to lower demand from foreign navies and liquidations of customer advance payments. Projected cash flows are expected to remain flat in 2016 and 2017 and then grow 1% annually after 2017.

(6)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 48% in 2013 compared to 2012 due to lower expected sales and operating income, as well as 2012 cash inflows that are not expected to recur, including collections of billed receivables and customer advance payments. In addition, our DCF valuation assumed that projected cash flow will remain approximately 45% below 2012 levels in 2014 and 2015 due to lower DoD budgets. Projected cash flows are expected to remain flat from 2016 to 2017 and then grow 0.5% annually after 2017.

(7)

Our DCF valuation for this reporting unit assumed positive cash flow of $1 million in 2013 compared to 2012 levels due to expected working capital improvements and higher operating income, partially offset by capital expenditures for a production facility and liquidation of customer advance payments on a large international contract. In addition, our DCF valuation assumed cash flow would increase by approximately $20 million in 2014 and remain flat in 2015, which would be approximately the same as actual cash flow levels in 2011. This increase reflects growth in M-60 tank refurbishments for foreign militaries and a ramp up in Bradley fighting vehicle production. Projected cash flows are expected to remain flat in 2016 compared to 2015 and then grow 0.4% after 2017.

(8)

Our DCF valuation for this reporting unit assumed higher projected cash flow of approximately 22% in 2013 compared to 2012 levels due increased sales and lower working capital needs, primarily for inventory. In addition, our DCF valuation assumed that projected cash flow will grow 19% and 33% above 2013 levels in 2014 and 2015, respectively, primarily due to increased international sales at higher margins and associated customer advance payments and higher margins on domestic programs due to improved performance. Projected cash flows are expected to remain flat in 2016 as compared to 2015 and then grow 1% annually after 2017.

(9)

Our DCF valuation for this reporting unit assumed higher projected cash flow of approximately 2% in 2013 compared to 2012 and remains flat in 2014 as compared to 2013. The DCF valuation assumed an increase of 26% in 2015 cash flow due to customer advance payments on new and follow-on contracts with foreign governments. Projected cash flows are expected grow 0.8% from 2016 to 2017 and then grow 1.4% annually after 2017.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2013 is expected to increase by $3 million to $182 million from $179 million in 2012. Our discount rate assumption decreased from a weighted average rate of 5.02% in 2011 to 4.15% in 2012. The expected increase in our 2013 pension expense is primarily due to the decrease in discount rate, partially offset by decrease in salary scale assumptions. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2013 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2012 and 2011 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2012, we had deferred tax assets of $666 million, deferred tax liabilities of $880 million and a valuation allowance of $19 million. The deferred tax assets include $20 million for loss carryforwards and $9 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2012, the consolidated carrying values of our property, plant and equipment were $1,017 million, certain long-term investments were $9 million, and capitalized software development costs were $36 million. As of December 31, 2012, the carrying value of our property, plant and equipment represented 7% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. The following information has been adjusted to reflect the spin-off of Engility and related classification of assets, liabilities, non-controlling interests, results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,		Increase/ (decrease)		Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2012	2011(1)			2011(1)	2010
Net sales	$13,146	$13,158	$(12)		$13,158	$13,390	$(232)
Operating income	$1,351	$1,399	$(48)		$1,399	$1,485	$(86)
Goodwill impairment charge	—	43	(43)		43	—	43

Segment operating income	$1,351	$1,442	$(91)		$1,442	$1,485	$(43)

Operating margin	10.3%	10.6%	(30	) bpts	10.6%	11.1%	(50	)bpts
Goodwill impairment charge	—%	0.4%	(40	) bpts	0.4%	—	40	bpts

Segment operating margin	10.3%	11.0%	(70	) bpts	11.0%	11.1%	(10	)bpts
Interest expense	$184	$204	$(20)		$204	$236	$(32)
Interest and other income	$8	$—	$8		$—	$21	$(21)
Debt retirement charge	$13	$35	$(22)		$35	$18	$17
Effective income tax rate	32.2%	25.5%	670	bpts	25.5%	34.2%	(870	) bpts
Net income from continuing operations attributable to L-3	$782	$855	$(73)		$855	$815	$40
Q4 2011 items	—	(28)	28		(28)	—	(28)

Net income from continuing operations attributable to L-3, excluding Q4 2011 Items	$782	$827	$(45)		$827	$815	$12
Diluted earnings per share from continuing operations	$8.01	$8.08	$(0.07)		$8.08	$7.04	$1.04
Q4 2011 Items	—	(0.26)	0.26		(0.26)	—	(0.26)

Diluted earnings per share from continuing operations, excluding Q4 2011 items	$8.01	$7.82	$0.19		$7.82	$7.04	$0.78

Diluted weighted average common shares outstanding	97.6	105.6	(8.0)		105.6	115.1	(9.5)

(1)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 of diluted earnings per share, for a net reversal of amounts previously accrued related to tax years for which the statute of limitations has expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share due to a decline in the estimated fair value of our Marine Services business and (3) $14 million ($8 million after income taxes), or $0.08 per diluted share for our share of an impairment charge for long-lived assets at an equity method investment. These items are collectively referred to as the Q4 2011 Items.

The company believes that the Q4 2011 Items affect the comparability of the results of operations of the 2012 full year to the results of operations for the 2011 full year. The company also believes that disclosing net income and diluted EPS excluding the Q4 2011 Items will allow financial statement users to more easily compare the 2012 full year results to the 2011 full year results. Further, the goodwill impairment charge is included in consolidated operating income, but excluded from segment operating income because the charge is excluded by management for purposes of assessing segment operating performance.

2012 Compared with 2011

Net Sales: For the year ended December 31, 2012, consolidated net sales of $13,146 million decreased by $12 million, or 0.1%, compared to the year ended December 31, 2011. Higher sales from the C3ISR, Electronic Systems and AM&M segments were offset by lower sales from the NSS segment. Acquired businesses, which are all included in the Electronic Systems segment, added $196 million to net sales in the year ended December 31, 2012. Net sales to commercial and foreign government end customers grew 15% to $3,120 million for the year ended December 31, 2012 compared to $2,719 million for the year ended December 31, 2011.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, decreased by $17 million to $7,535 million compared to $7,552 million for the year ended December 31, 2012, representing 57% of consolidated net sales, for both years ended December 31, 2012 and 2011. The decrease in product sales was due to sales volume declines primarily for Power & Control Systems, Warrior Systems, network communication systems, and Precision Engagement. These decreases were partially offset by sales from the L-3 KEO and Link U.K. business acquisitions and organic sales growth primarily for: (1) Platform systems for new contracts, (2) airborne ISR systems and (3) Microwave Products.

Sales from services, primarily from our NSS, AM&M and C3ISR segments, increased by $5 million to $5,611 million compared to $5,606 million for the year ended December 31, 2012, representing 43% of consolidated net sales, for both years ended December 31, 2012 and 2011. Sales from services increased primarily due to sales growth primarily from airborne ISR logistics support and fleet management services, networked communications systems and Sensor Systems. These increases were partially offset by lower sales primarily due to: (1) less demand from the U.S. Special Operations Command (SOCOM) information technology (IT) support services due to our previous single-award contract converting to several multiple-award contracts, (2) a decline in IT support services for select non-DoD U.S. Government agencies and (3) lower demand for intelligence support services due to the drawdown of U.S. military forces from Iraq. See the reportable segment results for additional discussion of our segment sales.

Segment operating income and operating margin: Segment operating income for the year ended December 31, 2012 decreased by $91 million, or 6%, compared to the year ended December 31, 2011. Segment operating margin decreased by 70 basis points to 10.3% for the year ended December 31, 2012 compared to 11.0% for the year ended December 31, 2011. Higher pension expense of $38 million ($24 million after income tax, or $0.25 per diluted share) reduced segment operating margin by 30 basis points. The remaining decrease in segment operating margin was primarily due to sales mix changes in the Electronic Systems and C3ISR segments and $9 million of legal fees and inventory write-downs related to security and safety equipment in the NSS segment. See segment results below for additional discussion of sales and operating margin.

Interest expense: Interest expense declined by $20 million due to lower interest rates on outstanding fixed rate debt, partially offset by higher interest expense allocated to discontinued operations in 2011.

Interest and other income: Interest and other income increased by $8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011 primarily due to a 2011 fourth quarter impairment charge of $14 million for long-lived assets at an equity method investment.

Debt retirement charge: During 2012, we redeemed $500 million of our 6 3/8% 2015 Notes and recorded related debt retirement charges of $13 million. During 2011, we redeemed $650 million of our 5 7/8% 2015 Notes and $500 million of our 6 3/8% 2015 Notes and recorded related debt retirement charges of $35 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2012 increased to 32.2% from 25.5% for the year ended December 31, 2011. Excluding the Q4 2011 Items, the effective tax rate for the year ended December 31, 2011 would have been 31.2%. The increase in the effective tax rate was primarily due to the expiration of the U.S. Federal research and experimentation tax credit (R&E Credit) on December 31, 2011. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, retroactively reinstated and extended the R&E Credit for all of 2012 and 2013. As a result, the 2012 impact will be recorded in the 2013 first quarter.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2012 decreased 9% to $782 million compared to the year ended December 31, 2011, and diluted EPS from continuing operations decreased to $8.01 from $8.08. Excluding the Q4 2011 Items, net income from continuing operations attributable to L-3 decreased 5% and diluted EPS increased 2%.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2012 declined by 8% compared to the year ended December 31, 2011 due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2011 Compared with 2010

Net Sales: For the year ended December 31, 2011, consolidated net sales of $13,158 million decreased by $232 million, or 1.7%, compared to the year ended December 31, 2010. Lower sales primarily from the AM&M and Electronic Systems segments were partially offset by sales growth from the C3ISR segment. Acquired businesses, which are all included in the Electronics Systems segment, contributed $160 million to net sales for the year ended December 31, 2011.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, decreased by $28 million to $7,552 million compared to $7,580 million, representing 57% of consolidated net sales, for both years ended December 31, 2011 and 2010. The decrease in product sales was due to sales volume declines primarily for Joint Cargo Aircraft (JCA), night vision products, combat propulsion systems, mobile satellite communication systems and simulation & training devices. These decreases were partially offset by sales from acquired businesses and organic sales growth primarily for networked communications and Sensor Systems. See the reportable segment results below for additional discussion of our segment sales.

Sales from services, primarily from our NSS, AM&M and C3ISR segments, decreased by $204 million to $5,606 million compared to $5,810 million, representing 43% of consolidated net sales, for both years ended December 31, 2011 and 2010. Sales from services decreased primarily due to the loss of the Special Operations Forces Support Activity (SOFSA) and Federal Aviation Administration (FAA) IT support services contracts, fewer task orders received for IT support services for the SOCOM and intelligence support services for the U.S. Army due to the drawdown of U.S. military forces from Iraq. These decreases were partially offset by increased contractor logistics support (CLS) services for U.S. Army C-12 aircraft, and increased intelligence and IT support services for U.S. Government agencies.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2011 decreased by $86 million, or 6%, compared to the year ended December 31, 2010. Segment operating income for the year ended December 31, 2011 decreased by $43 million, or 2.9%, compared to the year ended December 31, 2010. Segment operating margin decreased by 10 basis points to 11.0% for the year ended

December 31, 2011 compared to 11.1% for the year ended December 31, 2010. Lower operating margins in the C3ISR and Electronic Systems segments were partially offset by higher operating margins for the AM&M segment. See the reportable segment results below for additional discussion of operating margin.

Interest expense: Interest expense decreased by $32 million for the year ended December 31, 2011 compared to the prior year. The decrease was primarily due to lower amortization of bond discounts and lower interest expense as a result of debt refinancings.

Interest and other income: Interest and other income declined by $21 million primarily due to a 2011 fourth quarter impairment charge of $14 million for long-lived assets at an equity method investment.

Debt retirement charge: During 2011, we redeemed $650 million of our 5 7/8% 2015 Notes and $500 million of our 6 3/8% 2015 Notes and recorded related debt retirement charges of $35 million. During 2010, we redeemed our 6 1/8% Senior Subordinated Notes due 2013 and 2014 and recorded related debt retirement charges of $18 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2011 decreased to 25.5% from 34.2% for the year ended December 31, 2010. Excluding the Q4 2011 Items, the effective tax rate would have decreased to 31.2% for 2011. This decrease was primarily due to: (1) $12 million for the reversal of previously accrued amounts in the second quarter of 2011, (2) additional federal tax benefits on the repatriation of foreign earnings, and (3) a 2010 tax provision of $5 million, or $0.04 per diluted share, related to the unfavorable tax treatment of the U.S. Federal Patient Protection and Affordable Care Act that did not recur in 2011.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 increased by $40 million to $855 million for the year ended December 31, 2011, compared to the year ended December 31, 2010 and diluted EPS from continuing operations increased 15% to $8.08 from $7.04. Excluding the Q4 2011 Items of $28 million, or $0.26 per share, income from continuing operations increased $12 million to $827 million and diluted EPS increased $0.78, or 11%, to $7.82.

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

Reportable Segment Results of Operations. The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Net sales:(1)
Electronic Systems	$5,676.8	$5,627.9	$5,760.5
C3ISR	3,601.2	3,479.9	3,211.9
AM&M	2,483.3	2,439.5	2,780.9
NSS	1,385.0	1,610.3	1,635.6

Consolidated net sales	$13,146.3	$13,157.6	$13,388.9

Operating income:
Electronic Systems	$672.5	$718.9	$793.9
C3ISR	363.7	394.4	365.3
AM&M	236.2	228.1	224.7
NSS	79.0	100.4	101.2

Total segment operating income	$1,351.4	$1,441.8	$1,485.1
Goodwill impairment charge	—	(42.6)	—

Consolidated operating income	1,351.4	1,399.2	1,485.1

Operating margin:
Electronic Systems	11.8%	12.8%	13.8%
C3ISR	10.1%	11.3%	11.4%
AM&M	9.5%	9.4%	8.1%
NSS	5.7%	6.2%	6.2%
Total segment operating margin	10.3%	11.0%	11.1%
Goodwill impairment charge	—%	(0.4)%	—

Consolidated operating margin	10.3%	10.6%	11.1%

(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Decrease
	2012	2011		2011	2010
	(dollars in millions)
Net sales	$5,676.8	$5,627.9	$48.9	$5,627.9	$5,760.5	$ (132.6)
Operating income	672.5	718.9	(46.4)	718.9	793.9	(75.0)
Operating margin	11.8%	12.8%	(100) bpts	12.8%	13.8%	(100) bpts

2012 Compared with 2011

Electronic Systems net sales for the year ended December 31, 2012 increased by $49 million, or 1%, compared to the year ended December 31, 2011. Sales increased: (1) $149 million for Sensor Systems primarily for the L-3 KEO acquisition, (2) $85 million for Microwave Products primarily due to increased deliveries of mobile and ground-based satellite communication systems for the U.S. military and power devices for commercial satellite communication systems, (3) $72 million for Simulation & Training of which $49 million was from the Link U.K. acquisition and $23 million was primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, and (4) $30 million for Marine Services primarily due to the landing craft air cushion vehicle service life extension program. These increases were partially offset by sales declines of: (1) $157 million for Power & Control Systems due to reduced shipments of tactical quiet generators for the U.S. Army, which reduced sales by $92 million, and by $65 million due to negative foreign currency translation of $41 million and lower demand for commercial shipbuilding, (2) $82 million for Warrior Systems due to reduced U.S Army requirements for night vision and illumination products, and (3) $48 million for Precision Engagement due to lower volume from completed contracts.

Electronic Systems operating income for the year ended December 31, 2012 decreased by $46 million, or 6%, compared to the year ended December 31, 2011. Operating margin decreased by 100 basis points to 11.8%. Operating margin declined by 90 basis points primarily due to lower sales for Power & Control Systems and higher pension expense of $5 million, which reduced operating margin by 10 basis points.

2011 Compared with 2010

Electronic Systems net sales for the year ended December 31, 2011 decreased by $133 million, or 2%, compared to the year ended December 31, 2010, reflecting lower sales of: (1) $376 million due to declining DoD demand for night vision products, combat propulsion systems, mobile satellite communication systems and simulation & training devices, (2) $40 million due to lower manufacturing yields for power devices for satellite communications systems, (3) $23 million primarily due to reduced demand for force protection products to foreign ministries of defense and (4) $9 million from the sale of a general aviation product technology license in the 2010 fourth quarter that did not recur in the 2011 fourth quarter. These decreases were partially offset by sales from acquired businesses of $160 million, sales volume increases of $122 million for Sensor Systems to the U.S. Army and U.S. Air Force, and higher sales for commercial shipbuilding products of $33 million, with a majority of the increase from commercial shipbuilding products due to the strengthening of the U.S. dollar against the Euro.

Electronic Systems operating income for the year ended December 31, 2011 decreased by $75 million, or 9%, compared to the year ended December 31, 2010. Operating margin decreased by 100 basis points. Unfavorable contract performance and lower sales primarily for Warrior Systems and Simulation & Training reduced operating margin by 150 basis points, lower manufacturing yields for power devices for satellite communication systems reduced operating margin by 20 basis points and a $6 million loss on a contract termination recorded in 2011 reduced operating margin by 10 basis points. These decreases in operating margin were partially offset by 80 basis points due primarily to higher sales volume for Sensor Systems.

C3ISR

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
	2012	2011		2011	2010
	(dollars in millions)
Net sales	$3,601.2	$3,479.9	$121.3	$3,479.9	$3,211.9	$268.0
Operating income	363.7	394.4	(30.7)	394.4	365.3	29.1
Operating margin	10.1%	11.3%	(120) bpts	11.3%	11.4%	(10) bpts

2012 Compared with 2011

C3ISR net sales for the year ended December 31, 2012 increased by $121 million, or 3%, compared to the year ended December 31, 2011. The increase in sales was primarily due to higher demand for airborne ISR systems for U.S. government and foreign military customers.

C3ISR operating income for the year ended December 31, 2012 decreased by $31 million, or 8%, compared to the year ended December 31, 2011. Operating margin decreased by 120 basis points to 10.1%. Higher pension expense of $24 million reduced operating margin by 70 basis points and sales mix changes reduced operating margin by 50 basis points.

2011 Compared with 2010

C3ISR net sales for the year ended December 31, 2011 increased by $268 million, or 8%, compared to the year ended December 31, 2010. This increase was primarily due to increased volume and new business for networked communication systems for manned and unmanned platforms, airborne ISR logistics support and fleet management services to the DoD, and international airborne ISR platforms. These increases were partially offset primarily by lower sales for airborne ISR platforms to the DoD.

C3ISR operating income for the year ended December 31, 2011 increased by $29 million, or 8%, compared to the year ended December 31, 2010. Operating margin decreased by 10 basis points primarily due to lower margin sales mix for networked communication systems.

Aircraft Modernization and Maintenance (AM&M)

	Year Ended December 31,		Increase	Year Ended December 31,		Increase/ (decrease)
	2012	2011		2011	2010
	(dollars in millions)
Net sales	$2,483.3	$2,439.5	$43.8	$2,439.5	$2,780.9	$(341.4)
Operating income	236.2	228.1	8.1	228.1	224.7	3.4
Operating margin	9.5%	9.4%	10 bpts	9.4%	8.1%	130 bpts

2012 Compared with 2011

AM&M net sales for the year ended December 31, 2012 increased by $44 million, or 2%, compared to the year ended December 31, 2011. Platform systems sales increased by $130 million, which was partially offset by a sales decline of $86 million for logistic support services. The platform systems increase was due primarily to volume on new contracts, including the Australia C-27J and international head-of-state aircraft modification contracts and increased scope on the EC-130 aircraft for the U.S. Air Force (USAF). These increases were partially offset by lower JCA volume for the USAF. Logistics support services decreased due primarily to the loss of a task order for U.S. Army contract field team support services in Southwest Asia, partially offset by increased demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011, and for U.S. Army C-12 aircraft.

AM&M operating income for the year ended December 31, 2012 increased by $8 million, or 4%, compared to the year ended December 31, 2011. Operating margin increased by 10 basis points to 9.5%. Unfavorable contract performance in 2011 primarily for JCA increased operating margin by 110 basis points. This increase was partially offset by sales mix changes, which reduced operating margin by 60 basis points, and an increase in pension expense of $9 million, which reduced operating margin by 40 basis points.

2011 Compared with 2010

AM&M net sales for the year ended December 31, 2011 decreased by $341 million, or 12%, compared to the year ended December 31, 2010. The decrease was primarily the result of $332 million from the SOFSA contract loss, $75 million from lower JCA volume, and $35 million due to lower sales for MHP, partially offset by increased CLS services for U.S. Army C-12 aircraft.

AM&M operating income for the year ended December 31, 2011 increased by $3 million, or 2%, compared to the year ended December 31, 2010. Operating margin increased by 130 basis points. The increase in operating margin was due to: (1) improved contract performance for rotary wing cabin assemblies and special mission aircraft, which increased operating margin by 100 basis points, (2) the sales decline on the lower margin SOFSA contract, which increased operating margin by 60 basis points, and (3) a 2011 first quarter favorable price adjustment of $10 million for an international aircraft modernization contract, which increased operating margin by 40 basis points. These margin increases were partially offset by a 70 basis point decrease in operating margin primarily due to JCA for higher costs and reduced aircraft order quantities.

National Security Solutions (NSS)

	Year Ended December 31,		Decrease	Year Ended December 31,		Decrease
	2012	2011		2011	2010
	(dollars in millions)
Net sales	$1,385.0	$1,610.3	$(225.3)	$1,610.3	$1,635.6	$(25.3)
Operating income	79.0	100.4	(21.4)	100.4	101.2	(0.8)
Operating margin	5.7%	6.2%	(50) bpts	6.2%	6.2%	— bpts

2012 Compared with 2011

NSS net sales for the year ended December 31, 2012 decreased by $225 million, or 14%, compared to the year ended December 31, 2011. Less demand for SOCOM IT support services, due to our previous single-award contract converting to several multiple-award contracts, which reduced our work share, lowered sales by $82 million. A decline in IT support services for select non-DoD U.S. Government agencies lowered sales by $93 million comprised of: (1) $38 million due to customer IT spending reductions, and (2) $55 million due to contract losses in 2011 and 2012. Sales also declined by $50 million for intelligence support services due to the drawdown of U.S. military forces in Iraq.

NSS operating income for the year ended December 31, 2012 decreased by $21 million, or 21%, compared to the year ended December 31, 2011. Operating margin decreased by 50 basis points to 5.7%. The decrease in operating margin was due primarily to legal fees of $5 million related to a supplier dispute, which reduced operating margin by 40 basis points, and a $4 million inventory write-down for security and safety equipment, which reduced operating margin by 30 basis points. These decreases were partially offset by reduced overhead costs, which increased operating margin by 20 basis points.

2011 Compared with 2010

NSS net sales for the year ended December 31, 2011 decreased by $25 million, or 2%, compared to the year ended December 31, 2010. The decrease in sales was due to: (1) $42 million for IT support services for SOCOM due to fewer task orders received because of more competitors on the current contract, (2) $37 million related to the loss of the FAA IT support services contract, (3) $28 million in lower intelligence support services for the U.S. Army due to the drawdown of U.S. military forces from Iraq, and (4) $26 million of lower sales related to the SBInet program for the DHS. These decreases were partially offset by $108 million in higher sales primarily due to increased demand for intelligence and IT support services for U.S. Government agencies.

NSS operating income for the year ended December 31, 2011 decreased by $1 million, or 1%, compared to the year ended December 31, 2010. Operating margin was unchanged. Higher business development costs for cyber security initiatives were offset by the higher margin sales mix for intelligence and IT support services and the timing of award fees.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2012, we had total cash and cash equivalents of $349 million. While no amounts of the cash and cash equivalents are considered restricted, $230 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $1,231 million of cash from operating activities from continuing operations during the year ended December 31, 2012. Significant cash uses during the year ended December 31, 2012 included $872 million to repurchase shares of our common stock, $348 million for business acquisitions, and $195 million for dividends.

As discussed in “2012 Events” within this section, Engility made a cash distribution of $335 million to L-3 in connection with the spin-off on July 17, 2012. We used a portion of the proceeds to redeem $250 million of our 6 3/8% 2015 Notes on July 26, 2012.

On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility (Amended and Restated Revolving Credit Facility), which also extended the expiration date to February 3, 2017. As of December 31, 2012, we had the availability of substantially all of our Amended and Restated Revolving Credit Facility. We currently believe that our cash from operating activities together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

For a discussion of our debt refinancing activities during 2012, which improved our debt maturity profile and reduced ongoing interest expense, see “Financing Activities – Continuing Operations – Debt.”

Balance Sheet

Billed receivables decreased by $125 million to $968 million at December 31, 2012 from $1,093 million at December 31, 2011 due to: (1) the timing of billings and collections primarily for airborne ISR logistic services and AM&M, and (2) lower organic sales primarily for Sensor Systems, NSS and Warrior Systems. These decreases were partially offset by $37 million from business acquisitions and $5 million for foreign currency translation adjustments.

Contracts in process increased by $266 million to $2,652 million at December 31, 2012 from $2,386 million at December 31, 2011 The increase included: (1) $84 million of acquired contracts from business acquisitions, (2) $11 million from inventory received as part of the dissolution of an equity method investment, (3) $6 million of foreign currency translation adjustments and (4) $165 million from:

•

Increases of $39 million in unbilled contract receivables primarily due to liquidation of progress payments for delivery of Simulation & Training devices and sales exceeding billings for Sensor Systems and Networked Communications, partially offset by a decrease for NSS due to lower sales and billings; and

•	Increases of $126 million in inventoried contract costs primarily due to Australian C-27J aircraft and a related training device for AM&M and spare parts for logistics support services.

L-3’s receivables days sales outstanding (DSO) was 71 at December 31, 2012, compared with 73 at December 31, 2011. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (366 days at December 31, 2012 and 365 days at December 31, 2011). Our trailing 12 month pro forma sales were $13,240 million at December 31, 2012 and $13,169 million at December 31, 2011.

The increase in inventories was primarily due to higher inventory for Microwave Products and Security & Detection Systems to support customer demand.

The decrease in current deferred income tax assets was primarily due to the difference in the recognition of income for contracts in process for purposes of income taxes as compared to financial reporting. The decrease in other current assets was primarily due to applying expected tax refunds, primarily for U.S. federal and state income taxes, to current year estimated tax payments.

The increase in net property, plant and equipment (PP&E) was principally due to capital expenditures, partially offset by depreciation expense.

Goodwill increased by $272 million to $7,744 million at December 31, 2012 from $7,472 million at December 31, 2011. The table below presents the changes in goodwill by segment.

	Electronic Systems	C [3]ISR	AM&M	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2011	$4,540	$797	$1,169	$966	$7,472
Business acquisitions(1)	250	—	—	—	250
Foreign currency translation(2)	14	—	6	2	22

Balance at December 31, 2012	$4,804	$797	$1,175	$968	$7,744

(1)

The increase in goodwill for the Electronic Systems segment is due to the L-3 KEO, MAVCO and Link U.K. business acquisitions. See Note 4 to our audited consolidated financial statements for further discussion regarding these acquisitions.

(2)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The increases in goodwill presented in the Electronic Systems, AM&M and NSS segments during 2012 was primarily due to the weakening of the U.S. dollar against the Euro, Canadian dollar and the British Pound.

The increase in identifiable intangible assets was primarily due to the recognition of $53 million of customer contractual relationships and technology intangibles due primarily to the L-3 KEO and Link U.K business acquisitions, partially offset by amortization expense. The decrease in other assets was primarily due to the dissolution of an equity method investment.

The fluctuation in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third-party vendors and subcontractors were received and payments were made. Business acquisitions increased accounts payable by $18 million and accrued expenses by $5 million.

The decrease in accrued employment costs was primarily due to a reduction in accrued payroll taxes due to headcount reductions and the timing of payments, partially offset by $7 million of acquired balances from theL-3 KEO business acquisition.

The increase in advance payments and billings in excess of costs incurred was primarily due to cash collections on performance based billings related to contracts with foreign customers for platform systems and milestone payments for Networked Communications and $60 million from business acquisitions. These increases were partially offset by primary liquidations on contracts for Undersea Warfare and space and propulsion, and lower advanced payments on new contracts for Sensor Systems.

Pension Plans

L-3 maintains defined benefit pension plans covering employees at certain of its businesses and approximately 25% of its employees. At December 31, 2012, L-3’s projected benefit obligation, which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $3,222 million and exceeded the fair value of L-3’s pension plan assets of $2,026 million by $1,196 million. At December 31, 2011, L-3’s projected benefit obligation was $2,679 million and exceeded the fair value of L-3’s pension plan assets of $1,712 million by $967 million. The $229 million increase in our unfunded status was primarily due to the reduction in our weighted average discount rate from 5.02% at December 31, 2011 to 4.15% at December 31, 2012 and 2012 pension expense, partially offset by our 2012 actual pension plan asset return of approximately 13.0%, which was higher than our weighted average expected long-term rate of return assumption of 8.15%, and 2012 employer pension contributions.

We recorded net actuarial losses of $286 million in the year ended December 31, 2012 primarily due to the reduction in our weighted average discount rate as noted above, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss) and amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements.

Our pension expense for 2012 was $179 million. We currently expect pension expense for 2013 to increase $3 million to approximately $182 million primarily due to the reduction in our weighted average discount rate as noted above, partially offset by: (1) expected asset returns on higher plan assets following our 2012 contributions and actual returns and (2) the decrease in the weighted average salary scale assumptions from 4.06% at December 31, 2011 to 3.56% at December 31, 2012.

Our pension expense for 2013 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2013, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for 2012 were $173 million and we currently expect to contribute approximately $165 million to our pension plans in 2013, including $95 million of voluntary contributions. Actual 2013 pension contributions could be affected by changes in the funded status of our pension plans during 2012. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by our discount rate assumption. For example, a reduction to the discount rate of 25 basis points would increase our projected benefit obligation at December 31, 2012 by approximately $124 million and our estimated pension expense for 2013 by approximately $15 million. Conversely, an increase to the discount rate of 25 basis points would have decreased our projected benefit obligation at December 31, 2012 by approximately $117 million, and our estimated pension expense for 2013 by approximately $14 million.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net cash from operating activities from continuing operations	$1,231	$1,231	$1,270
Net cash used in investing activities from continuing operations	(200)	(199)	(944)
Net cash used in financing activities from continuing operations	(1,527)	(1,119)	(917)

Operating Activities — Continuing Operations

2012 Compared with 2011. We generated $1,231 million of cash from operating activities during the year ended December 31, 2012, which was unchanged when compared with $1,231 million generated during the year ended December 31, 2011. Operating cash flow increased $116 million due to more cash generated from changes in operating assets and liabilities primarily for collections of billed receivables and advance payments and billings in excess of costs incurred, partially offset by higher tax payments. This increase was offset by $76 million of lower net income and $40 million of lower non-cash expenses primarily for a 2011 non-cash goodwill impairment charge of $43 million that did not recur in 2012.

2011 Compared with 2010. We generated $1,231 million of cash from operating activities during the year ended December 31, 2011, a decrease of $39 million compared with $1,270 million generated during the year ended December 31, 2010. The decrease was due to $147 million of more cash used for changes in operating assets and liabilities primarily for advanced payments and billings in excess of costs incurred and accrued income taxes, partially offset by lower tax payments. This decrease was partially offset by $68 million of higher non cash expenses, primarily due to a non-cash goodwill impairment charge of $43 million and higher deferred income taxes, and higher income from continuing operations of $40 million. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources – Balance Sheet.”

Interest Payments. Our cash from operating activities included interest payments on debt of $198 million for the year ended December 31, 2012, $238 million for the year ended December 31, 2011, and $233 million for the year ended December 31, 2010. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2012, we used $200 million of cash primarily to: (1) acquire three businesses discussed under “Business Acquisitions and Divestitures” and (2) pay $210 million for capital expenditures. These cash out flows were partially offset by $335 million of cash received from the spin-off of Engility and $20 million of cash received from the dissolution of an unconsolidated joint venture.

During 2011, we used $199 million of cash primarily to: (1) acquire two businesses discussed under “Business Acquisitions and Divestitures” and (2) pay $187 million for capital expenditures.

During 2010, we used $944 million of cash primarily to: (1) acquire four businesses discussed under “Business Acquisitions and Divestitures”, (2) pay $178 million for capital expenditures, and (3) invest $23 million in an unconsolidated subsidiary accounted for using the equity method.

Financing Activities — Continuing Operations

Debt

At December 31, 2012, total outstanding debt was $3,629 million, comprised of $2,940 million of senior debt and $689 million of CODES, compared to $4,125 million at December 31, 2011, of which $2,938 million was senior debt and $1,187 million was subordinated debt and CODES. At December 31, 2012, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. We also had $504 million of other standby letters of credit at December 31, 2012, that may have been drawn upon in the event that we did not perform on certain of our contractual requirements. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at December 31, 2012. At December 31, 2012, our outstanding debt matures between November 15, 2016 and August 1, 2035. See Note 10 to our audited consolidated financial statements for the components of our debt at December 31, 2012.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the years ended December 31, 2011 and 2010 are presented in the table below. There were no debt issuances during the year ended December 31, 2012.

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

Debt Repayments

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. L-3 Communications used a portion of the proceeds to redeem $250 million of the 6 3/8% 2015 Notes on July 26, 2012. Also, on October 15, 2012, L-3 Communications redeemed the remaining outstanding $250 million of its 6 3/8% 2015 Notes. Information on the Senior Subordinated Notes we redeemed during the years ended December 31, 2012, 2011 and 2010 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3/8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3/8% Senior Subordinated Notes due October 15, 2015	July 26, 2012	$250	$8	102.125%
6 3/8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7/8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%
6 1/8% Senior Subordinated Notes due January 15, 2014	June 21, 2010	$400	$13	102.042%
6 1/8% Senior Subordinated Notes due July 15, 2013	July 15, 2010	$400	$5	101.021%

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

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2012 and 2011.

Under select conditions, including if L-3 Holding’s common stock price is more than 120% (currently $109.45) of the then current conversion price (currently $91.21) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price of February 21, 2013 was $76.46 per share.

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

Prior to the spin-off of Engility, which was completed on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings.

Subordination. The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the CODES and rank pari passu with each other. The guarantees of the CODES are junior to the guarantees of the Amended and Restated Revolving Credit Facility and Senior Notes.

Equity

During 2012 and 2011, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
2012
February 7	March 1	$0.50	March 15	$49
April 24	May 17	$0.50	June 15	$49
June 26	August 17	$0.50	September 17	$48
October 24	November 19	$0.50	December 17	$46

2011
February 8	March 1	$0.45	March 15	$49
April 26	May 17	$0.45	June 15	$48
July 12	August 18	$0.45	September 15	$46
October 11	November 17	$0.45	December 15	$45

In addition to the dividends paid as shown in the table above, the Company also paid $3 million of previously accrued dividends related to the vested employee stock-based awards in 2012.

On February 5, 2013, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 10% to $0.55 per share, payable on March 15, 2013, to shareholders of record at the close of business on March 1, 2013.

On February 15, 2013, the number of holders of L-3 Holdings’ common stock was approximately 31,635. On February 21, 2013, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $76.46 per share.

For the year ended December 31, 2012, L-3 Holdings repurchased $872 million, or 12.1 million shares, of its common stock compared to $958 million, or 13.3 million shares, of its common stock for the year ended December 31, 2011.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2012, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
	(in millions)
Contractual Obligations
L-3 Communications long-term debt(1)	$2,950	$—		$—		$500	$2,450
L-3 Holdings long-term debt(1)(2)	689	—		—		—	689
Interest payments(3)	1,497	163		325		306	703
Non-cancelable operating leases(4)	513	153		182	(5)	93	85
Notes payable and capital lease obligations	34	9		23		1	1
Purchase obligations(6)	2,804	2,206		568		29	1
Other long-term liabilities(7)	323	176	(8)	93		12	42

Total(9)	$8,810	$2,707		$1,191		$941	$3,971

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 10.9640 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a current conversion price of $91.21 per share). The conversion feature of the CODES may require L-3 Holdings to settle the principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $109.45) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. Additionally, holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, if any). See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 21, 2013 was $76.46.

(3)

Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2012 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)

Represents the residual value guarantee for two real estate lease agreements, expiring on August 31, 2015, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase both properties for $28 million or sell both properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $23 million. See Note 19 to our audited consolidated financial statements for a further description of these leases.

(6)	Represents open purchase orders at December 31, 2012 for amounts expected to be paid for goods or services that are legally binding.

(7)

Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2014 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2013.

(8)

Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2013, we expect to contribute approximately $165 million to our pension plans and approximately $11 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.

(9)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2012 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2012, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
	Total	2013	2014-2015	2016-2017	2018 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	504	410	53	21	20
Other guarantees(2)	3	—	—	3	—
Contingent commitments for earnout payments on business acquisitions(3)	21	11	10	—	—

Total(4)	$528	$421	$63	$24	$20

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

(3)

Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement. At December 31, 2012, our consolidated balance sheet includes $9 million within the other liabilities caption for the fair value of these contingent purchase payments.

(4)

The total amount does not include residual value guarantees for two real estate lease agreements that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2015. See Note 19 to our audited consolidated financial statements for a further description of these leases.

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

Interest Rate Risk. Our Amended and Restated Revolving Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes and CODES are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Amended and Restated Revolving Credit Facility, if any, are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2012, the notional value of foreign currency forward contracts was $221 million and the net fair value of these contracts was an asset of $5 million. The notional values of our foreign currency forward contracts with maturities ranging through 2017 and thereafter are presented in the table below.

	Year of Maturity
	2013	2014	2015	2016	2017 and thereafter
	(in millions)
Notional value	$147	$52	$15	$4	$3

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

•	actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	the DoD’s wide-ranging efficiency and better buying power initiatives;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-plus type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters, particularly in connection with jury trials;

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2012. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

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

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors”, “Continuing Members of the Board of Directors”, “Executives and Certain Other Officers of the Company”, “Section 16(A) Beneficial Ownership Reporting Compliance” and “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2013 Annual Meeting of Shareholders, to be held on April 30, 2013, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2012 fiscal year covered by this Form 10-K.

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

Exhibits

Exhibit No.	Description of Exhibits
2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on January 3, 2013 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee.
4.4	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.6	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.7	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.8	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
4.9	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).
4.10	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee.
10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.2	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.3	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.4	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.6	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.7	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†*10.10	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan.
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†*10.14	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version).
†10.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
†*10.18	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version).
†*10.19	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2011 Version).
†*10.20	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2012 Version).
†10.21	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.22	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.23	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2012 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†*10.24	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan.
†10.25	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†*10.26	Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012.
†10.27	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.28	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†*10.29	Amendment 2012-2 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan.
†10.30	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.31	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.32	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.33	Retirement Agreement and General Release between Electronic Systems Group, L-3 Communications Corporation and L-3 Communications Holdings, Inc. and James W. Dunn (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on June 13, 2012 (File Nos. 001-14141 and 333-46983)).
10.34	Employee Matters Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.35	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.36	Transition Services Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.37	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.38	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2012 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

+	Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By: /S/ RALPH G. D’AMBROSIO

Title: Senior Vice President and Chief Financial Officer

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants in the capacities indicated on February 27, 2013.

Signature	Title

/S/ MICHAEL T. STRIANESE Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/S/ RALPH G. D’AMBROSIO Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DAN AZMON Dan Azmon	Vice President, Controller and Principal Accounting Officer

/S/ ROBERT B. MILLARD Robert B. Millard	Director

/S/ CLAUDE R. CANIZARES Claude R. Canizares	Director

/S/ THOMAS A. CORCORAN Thomas A. Corcoran	Director

/S/ LEWIS KRAMER Lewis Kramer	Director

/S/ LLOYD W. NEWTON Lloyd W. Newton	Director

/S/ H. HUGH SHELTON H. Hugh Shelton	Director

/S/ ARTHUR L. SIMON Arthur L. Simon	Director

/S/ ALAN H. WASHKOWITZ Alan H. Washkowitz	Director

/S/ JOHN P. WHITE John P. White	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2013

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$349	$764
Billed receivables, net of allowances of $33 in 2012 and $25 in 2011	968	1,093
Contracts in process	2,652	2,386
Inventories	363	317
Deferred income taxes	95	132
Other current assets	144	177
Assets of discontinued operations	—	1,729

Total current assets	4,571	6,598

Property, plant and equipment, net	1,017	921
Goodwill	7,744	7,472
Identifiable intangible assets	314	308
Deferred debt issue costs	29	33
Other assets	151	176

Total assets	$13,826	$15,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$494	$395
Accrued employment costs	551	563
Accrued expenses	462	560
Advance payments and billings in excess of costs incurred	671	524
Income taxes	21	40
Other current liabilities	398	381
Liabilities of discontinued operations	—	351

Total current liabilities	2,597	2,814

Pension and postretirement benefits	1,360	1,137
Deferred income taxes	328	335
Other liabilities	373	373
Long-term debt	3,629	4,125

Total liabilities	8,287	8,784

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 90,433,743 shares outstanding at December 31, 2012 and 98,979,411 shares outstanding at December 31, 2011 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,314	5,064
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 57,418,645 shares at December 31, 2012 and 45,314,918 shares at December 31, 2011	(4,488)	(3,616)
Retained earnings	5,191	5,641
Accumulated other comprehensive loss	(554)	(454)

Total L-3 shareholders’ equity	5,463	6,635
Noncontrolling interests of continuing operations	76	79
Noncontrolling interests of discontinued operations	—	10

Total equity	5,539	6,724

Total liabilities and equity	$13,826	$15,508

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales:
Products	$7,535	$7,552	$7,580
Services	5,611	5,606	5,810

Total net sales	13,146	13,158	13,390

Cost of sales:
Products	6,724	6,673	6,665
Services	5,071	5,043	5,240

Total cost of sales	11,795	11,716	11,905

Impairment charge	—	43	—

Operating income	1,351	1,399	1,485
Interest and other income, net	8	—	21
Interest expense	(184)	(204)	(236)
Debt retirement charge	(13)	(35)	(18)

Income from continuing operations before income taxes	1,162	1,160	1,252
Provision for income taxes	374	296	428

Income from continuing operations	788	864	824
Income from discontinued operations, net of income tax	32	104	142

Net income	$820	$968	$966
Less: Net income attributable to noncontrolling interests	10	12	11

Net income attributable to L-3	$810	$956	$955
Less: Net income allocable to participating securities	—	2	5

Net income allocable to L-3 Holdings’ common shareholders	$810	$954	$950

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.12	$8.17	$7.09
Discontinued operations	0.29	0.97	1.22

Basic earnings per share	$8.41	$9.14	$8.31

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.01	$8.08	$7.04
Discontinued operations	0.29	0.95	1.21

Diluted earnings per share	$8.30	$9.03	$8.25

Cash dividends paid per common share	$2.00	$1.80	$1.60

L-3 Holdings’ weighted average common shares outstanding:
Basic	96.3	104.4	114.3

Diluted	97.6	105.6	115.1

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$820	$968	$966
Other comprehensive income (loss):
Foreign currency translation adjustments	30	(28)	6
Unrealized gains (losses) on hedging instruments(1)	3	(10)	5
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	42	30	25
Net prior service credit (costs) arising during the period(3)	3	(1)	19
Net loss arising during the period(4)	(178)	(189)	(145)

Net change in pension and postretirement benefit plans	(133)	(160)	(101)

Total other comprehensive loss	(100)	(198)	(90)

Comprehensive income	720	770	876
Less: Comprehensive income attributable to noncontrolling interests	10	12	11

Comprehensive income attributable to L-3	$710	$758	$865

(1)	Net of income taxes of $2 million in 2012, income tax benefits of $7 million in 2011, and income taxes of $4 million in 2010
(2)	Net of income taxes of $26 million in 2012, $18 million in 2011 and $16 million in 2010
(3)	Net of income taxes of $2 million in 2012, income tax benefits of $1 million in 2011, and income taxes of $12 million in 2010
(4)	Net of income tax benefits of $105 million in 2012, $87 million in 2011, and $97 million in 2010

See notes to consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2009	115.4	$1	$4,448	$(1,824)	$4,108	$(166)	$93	$6,660
Net income					955		11	966
Other comprehensive loss						(90)		(90)
Distributions to noncontrolling interests							(13)	(13)
Cash dividends paid on common stock ($1.60 per share)					(184)			(184)
Shares issued:
Employee savings plans	1.8		143					143
Exercise of stock options	1.0		61					61
Employee stock purchase plan	1.0		68					68
Stock-based compensation expense			82					82
Treasury stock purchased	(11.0)			(834)				(834)
Other	0.4		(2)		(2)			(4)

Balance at December 31, 2010	108.6	1	4,800	(2,658)	4,877	(256)	91	6,855
Net income					956		12	968
Other comprehensive loss						(198)		(198)
Distributions to noncontrolling interests							(11)	(11)
Cash dividends paid on common stock ($1.80 per share)					(188)			(188)
Shares issued:
Employee savings plans	2.1		137					137
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		46					46
Stock-based compensation expense			64					64
Treasury stock purchased	(13.3)			(958)				(958)
Other	0.3		(2)		(4)		(3)	(9)

Balance at December 31, 2011	99.0	1	5,063	(3,616)	5,641	(454)	89	6,724
Net income					810		10	820
Other comprehensive loss						(100)		(100)
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($2.00 per share)					(192)			(192)
Shares issued:
Employee savings plans	2.1		141					141
Exercise of stock options	0.4		19					19
Employee stock purchase plan	0.7		39					39
Stock-based compensation expense			60					60
Contribution received from the spin-off of Engility					335			335
Spin-off of Engility					(1,398)		(13)	(1,411)
Treasury stock purchased	(12.1)			(872)				(872)
Other	0.3		(9)		(5)			(14)

Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,191	$(554)	$76	$5,539

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$820	$968	$966
Less: Income from discontinued operations, net of tax	32	104	142

Income from continuing operations	788	864	824
Depreciation of property, plant and equipment	170	167	158
Amortization of intangibles and other assets	58	63	54
Deferred income tax provision	112	124	109
Stock-based employee compensation expense	59	57	73
Contributions to employee savings plans in L-3 Holdings’ common stock	125	113	115
Amortization of pension and postretirement benefit plans net loss and prior service cost	68	48	41
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	7	13	36
Goodwill impairment charge	—	43	—
Equity in losses (earnings) of unconsolidated subsidiaries	3	12	(8)
Other non-cash items	9	11	5
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	147	(13)	(134)
Contracts in process	(165)	(121)	(154)
Inventories	(40)	(14)	2
Accounts payable, trade	81	(35)	(13)
Accrued employment costs	(13)	(23)	26
Accrued expenses	(106)	67	34
Advance payments and billings in excess of costs incurred	83	(39)	66
Income taxes	(48)	(18)	81
Excess income tax benefits related to share-based payment arrangements	(3)	(2)	(7)
Other current liabilities	(49)	4	15
Pension and postretirement benefits	(64)	(83)	(78)
All other operating activities	9	(7)	25

Net cash from operating activities from continuing operations	1,231	1,231	1,270

Investing activities:
Contribution received from the spin-off of Engility	335	—	—
Business acquisitions, net of cash acquired	(348)	(20)	(756)
Proceeds from sale of a business	5	1	2
Capital expenditures	(210)	(187)	(178)
Dispositions of property, plant and equipment	5	6	10
Cash from (investments in) equity investees	20	—	(23)
Other investing activities	(7)	1	1

Net cash used in investing activities from continuing operations	(200)	(199)	(944)

Financing activities:
Proceeds from sale of senior notes	—	1,143	797
Redemption of senior subordinated notes	(500)	(1,150)	(800)
Redemption of CODES	—	(11)	—
Borrowings under revolving credit facility	596	625	13
Repayment of borrowings under revolving credit facility	(596)	(625)	(13)
Common stock repurchased	(872)	(958)	(834)
Dividends paid on L-3 Holdings’ common stock	(195)	(188)	(184)
Proceeds from exercise of stock options	19	22	60
Proceeds from employee stock purchase plan	39	46	68
Debt issue costs	(6)	(11)	(7)
Excess income tax benefits related to share-based payment arrangements	3	2	7
Other financing activities	(15)	(14)	(24)

Net cash used in financing activities from continuing operations	(1,527)	(1,119)	(917)

Effect of foreign currency exchange rate changes on cash and cash equivalents	7	(4)	(7)
Cash from (used in) discontinued operations:
Operating activities	75	253	191
Investing activities	—	(4)	(1)
Financing activities	(1)	(1)	(1)

Cash from discontinued operations	74	248	189

Net(decrease) increase in cash and cash equivalents	(415)	157	(409)
Cash and cash equivalents, beginning of the year	764	607	1,016

Cash and cash equivalents, end of the year	$349	$764	$607

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3), systems, aircraft modernization and sustainment of aircrafts, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied foreign governments, and domestic and foreign commercial customers.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012. As a result of the spin-off, the assets, liabilities, non-controlling interest, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. References to financial data are to the Company’s continuing operations, unless specifically noted. See Note 4 for additional information.

The Company has the following four reportable segments: (1) Electronic Systems, (2) C3ISR, (3) Aircraft Modernization and Maintenance (AM&M), and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 22. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas, including microwave, power & control systems, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. C3ISR provides products and services for the global ISR (intelligence, surveillance and reconnaissance) market, C3 systems, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of Defense and other allied foreign governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied foreign governments.

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

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 48% of the Company’s 2012 sales were accounted for under contract accounting standards, of which approximately 39% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Aggregate net changes in contract estimates increased operating income by $78 million, or 6%, for the year ended December 31, 2012, $73 million, or 5%, for the year ended December 31, 2011, and $45 million, or 3%, for the year ended December 31, 2010.

Sales and profits on fixed-price type contracts covered by contract accounting standards are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-plus type contracts covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangements. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded as sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for commercial and international customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed to cost of sales as incurred.

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

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2012	2011
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$94	$92
Acquisitions during this period	2	—
Accruals for product warranties issued during the period	78	77
Changes to accruals for product warranties existing before January 1	(3)	2
Foreign currency translation adjustments	—	(1)
Settlements made during the period	(78)	(76)

Balance at December 31	$93	$94

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2012 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the year ended December 31, 2012. The Company recorded a goodwill impairment charge of $43 million during the year ended December 31, 2011. See Note 7 for additional information on the goodwill impairment charge.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed. The Company reviews and updates its estimates of the duration of its customer contractual relationships. If such estimates indicate that the duration of the Company’s customer contractual relationships has decreased compared to the estimates made as of the date the Company acquired these intangible assets, then the Company accelerates the amortization period for its customer contractual relationships over their remaining useful economic life.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the Euro, the British pound and the U.S. dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the Consolidated Statements of Operations.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2012, 2011 and 2010 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated other comprehensive income (loss).

Accounting Standards Issued and Not Yet Implemented: In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This standard requires entities to disclose additional information about reclassification adjustments, including: (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

3. New Accounting Standards Implemented

Effective January 1, 2012, L-3 retrospectively adopted a new accounting standard issued by the FASB for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in the presentation of a total for comprehensive income, and the components of net income and other comprehensive income in two separate, but consecutive statements. The adoption of this standard only changed how L-3 presents comprehensive income and did not impact L-3’s financial position, results of operations or cash flows. As a result, all periods included in this Annual Report have been retrospectively adjusted to include the adoption of this new standard.

Effective January 1, 2012, the Company adopted a revised accounting standard issued by the FASB allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test will be performed to identify potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard was effective for goodwill impairment tests performed beginning in 2012, and did not have an impact on the Company’s financial position, results of operations or cash flows.

4. Divestitures and Acquisitions

Business Divestitures

Spin-off of Engility

As discussed in Note 1, L-3 completed the spin-off of its subsidiary, Engility, on July 17, 2012. In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. A portion of the proceeds were used to redeem $250 million of the 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) on July 26, 2012. There was no gain or loss recognized by L-3 as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of L-3’s relationship with Engility. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities, following the spin-off, whether accrued or contingent. The agreements also describe L-3’s future commitments to provide Engility with certain services for a period of two to eighteen months in most circumstances.

L-3 incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 and $9 million ($7 million after income taxes) for the year ended December 31, 2011, which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million, $31 million, and $33 million to discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below.

	January 1 to July 17,	Year Ended December 31,
	2012	2011	2010
	(in millions)
Product and service revenues	$911	$2,011	$2,290

Operating income from discontinued operations before income taxes	68	199	265
Interest expense allocated to discontinued operations	(14)	(31)	(33)

Income from discontinued operations before income taxes	$54	$168	$232
Income tax expense	22	64	90

Income from discontinued operations, net of income tax	$32	$104	$142
Less: Net income attributable to noncontrolling interests	4	3	2

Net income from discontinued operations attributable to L-3	$28	$101	$140

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In connection with the spin-off of Engility, the goodwill related to the former Government Services reporting unit was allocated between Engility and NSS based on the relative fair values of each business at the spin-off date in accordance with accounting standards for goodwill. As a result, L-3 allocated $1,225 million to Engility.

The major classes of assets and liabilities included in discontinued operations related to Engility are presented in the table below.

December 31, 2011
(in millions)
Assets
Current assets	$386
Property, plant and equipment, net	13
Goodwill	1,225
Other assets	105

Total assets of discontinued operations	$1,729

Liabilities
Accounts payable, trade	$37
Other current liabilities	187

Current liabilities	224
Long-term liabilities	127

Total liabilities of discontinued operations	$351

2011 Business Divestiture

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

2010 Business Divestiture

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

Business Acquisitions

All business acquisitions are included in the Company’s results of operations from their respective acquisition dates.

2012 Business Acquisitions

During the year ended December 31, 2012, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $349 million, which were financed with cash on hand. Based on preliminary

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

purchase price allocations, the aggregate goodwill recognized for these businesses was $250 million, of which $149 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2012 is listed below:

•

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical business (named L-3 KEO). L-3 KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids and ground electro-optical and sensor-cueing systems for the U.S military and allied foreign governments.

•	On April 13, 2012, the Company acquired the assets and liabilities of MAVCO, Inc. (MAVCO). MAVCO is an audio, video, lighting and broadcast systems integrations business primarily for cruise lines.

•

Effective August 6, 2012, the Company acquired the commercial aircraft simulation business from Thales Group (named Link Simulation & Training U.K. Limited (Link U.K.)). Link U.K. is a leading manufacturer of flight simulation systems for the commercial aviation market.

The purchase price and final purchase price allocation for MAVCO was completed in the fourth quarter of 2012 with no significant change from the preliminary amounts. The purchase price and final purchase price allocation for L-3 KEO is subject to adjustment based on the closing date net working capital and is expected to be competed in the first quarter of 2013. The final purchase price and purchase price allocation for Link U.K. is expected to be completed by the second quarter of 2013. The final purchase price and price allocation for the Link U.K. acquisition is subject to adjustment based on the closing date net working capital, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations for the L-3 KEO and Link U.K. acquisitions will have a material impact on its results of operations or financial position.

2011 Business Acquisitions

During the year ended December 31, 2011, in separate transactions, the Company acquired two businesses for an aggregate purchase price of $18 million, which were financed with cash on hand. Based on final purchase price allocations, the aggregate goodwill recognized for these businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2011 is listed below:

•

On July 1, 2011, the Company acquired the communications and engineering business of ComHouse Wireless L.P. (ComHouse). The acquired business provides L-3 with cellular wave form modulation technology that can be used to counter improvised explosive devices.

•

On October 28, 2011, the Company acquired the cargo radiation screening business of Detector Networks International LLC (DNI). The purchase price for DNI is subject to additional, contingent consideration not to exceed $10 million and is based on DNI’s post-acquisition financial performance through December 31, 2014. The Company recorded a $7 million liability on the acquisition date for the fair value of the contingent consideration, which was reduced to $5 million at December 31, 2012 due to lower than expected 2012 financial performance.

As of December 31, 2012, the purchase prices and the purchase price allocations for ComHouse and DNI were finalized with no significant changes from the preliminary amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2010 Business Acquisitions

During the year ended December 31, 2010, in separate transactions, the Company acquired four businesses for an aggregate purchase price of $755 million, which were financed with cash on hand. Based on final purchase price allocations, the aggregate goodwill recognized for these businesses was $533 million, of which $474 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2010 is listed below:

•

On December 22, 2010, the Company acquired all of the outstanding stock of FUNA International GmbH (FUNA), a leading supplier of control and safety systems, communication systems and entertainment solutions for cruise ships, ferries, and mega yachts.

•

On September 17, 2010, the Company acquired 3Di Technologies (3Di), a provider of highly specialized end-to-end secure communications utilized by forward-deployed U.S. special operations and in-theater personnel. The purchase price for 3Di is subject to additional, contingent consideration not to exceed $11 million and is based upon 3Di’s post-acquisition financial performance through December 31, 2012. The Company recorded a $9 million liability on the acquisition date for the fair value of the contingent consideration, which was reduced to $4 million at December 31, 2012 due to lower than expected financial performance.

•

On August 4, 2010, the Company acquired all of the outstanding stock of Airborne Technologies, Inc. (ATI), a provider of highly specialized aeronautical engineering expertise, manufacturing and operations support for unmanned aircraft systems.

•	On April 14, 2010, the Company acquired all of the outstanding stock of Insight Technology Incorporated (Insight), a manufacturer of mission critical night vision and electro-optical equipment.

The purchase prices for Insight, ATI, 3Di and FUNA are final and the purchase price allocations for these acquisitions were completed with no significant changes from the preliminary amounts.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2012, 2011 and 2010, assuming that the business acquisitions completed during 2012, 2011 and 2010 had occurred on January 1, 2010.

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share data)
Pro forma net sales	$13,248	$13,479	$13,900
Pro forma income from continuing operations	$789	$879	$867
Pro forma net income attributable to L-3	$811	$971	$998
Pro forma diluted earnings per share from continuing operations	$8.02	$8.23	$7.42
Pro forma diluted earnings per share	$8.31	$9.18	$8.63

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. In connection with contracts in process assumed by the Company in its business acquisitions, the underlying contractual customer relationships are separately recognized as identifiable intangible assets at the date of acquisition, and are discussed and presented in Note 7.

	December 31,
	2012	2011
	(in millions)
Unbilled contract receivables, gross	$2,874	$2,677
Unliquidated progress payments	(1,265)	(1,146)

Unbilled contract receivables, net	1,609	1,531

Inventoried contract costs, gross	1,111	934
Unliquidated progress payments	(68)	(79)

Inventoried contract costs, net	1,043	855

Total contracts in process	$2,652	$2,386

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 97% of the unbilled contract receivables at December 31, 2012 will be billed and collected within one year.

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

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$91	$97	$72
Add: IRAD and B&P costs incurred	336	314	306
Other G&A costs incurred	896	824	836

Total contract costs incurred	1,232	1,138	1,142

Less: Amounts charged to cost of sales	(1,213)	(1,144)	(1,117)

Amounts included in inventoried contract costs at end of the year	$110	$91	$97

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the Consolidated Statements of Operations.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Selling, general and administrative expenses	$303	$319	$301
Research and development expenses	88	85	80

Total	$391	$404	$381

6. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), which are not in excess of realizable value.

	December 31,
	2012	2011
	(in millions)
Raw materials, components and sub-assemblies	$168	$121
Work in process	124	143
Finished goods	71	53

Total	$363	$317

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2012, the Company had approximately 51,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	C3ISR	AM&M	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2010	$4,405	$868	$1,172	$1,060	$7,505
Business acquisitions	22	3	2	—	27
Impairment loss	(43)	—	—	—	(43)
Foreign currency translation(1)	(12)	—	(5)	—	(17)
Segment reclassification(2)	168	(74)	—	(94)	—

Balance at December 31, 2011	$4,540	$797	$1,169	$966	$7,472

Business acquisitions	250	—	—	—	250
Foreign currency translation(1)	14	—	6	2	22

Balance at December 31, 2012	$4,804	$797	$1,175	$968	$7,744

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The increases in goodwill presented in the Electronic Systems, AM&M and NSS segments during 2012 was primarily due to the weakening of the U.S. dollar against the Euro, Canadian dollar and the British pound. Conversely, the decrease in goodwill presented in the Electronic Systems and AM&M segments during 2011 was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro.

(2)

As a result of re-alignments of business units in the Company’s management and organizational structure, goodwill was reclassified on a relative fair value basis among the Electronic Systems, C3ISR and NSS segments.

For the year ended December 31, 2012, the increase of $250 million related to business acquisitions was for the three acquisitions completed during the year.

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

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two step process for each reporting unit.

The first step of the November 30, 2012 annual impairment test did not indicate any impairments. The November 30, 2011 annual impairment test did identify an impairment at the Marine Services business, which is part of the Electronic Systems segment. The Company performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $43 million lower than the carrying amount. Accordingly, the Company recorded a non-cash impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share) for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services business as a result of a decline in its projected future cash flows. The decline in projected future cash flows was due to: (1) lower DoD budgets which caused shipyards to retain work that has been typically outsourced to Marine Services and (2) lower margins on existing and expected future contracts due to increased competition. The Company’s accumulated goodwill impairment losses were $58 million at December 31, 2012 and 2011, all of which was recorded in the Electronic Systems segment.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2012				December 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(in millions)
Customer contractual relationships	19	$460	$225	$235	$422	$192	$230
Technology	11	164	98	66	149	87	62
Other	17	27	14	13	27	11	16

Total	17	$651	$337	$314	$598	$290	$308

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Amortization expense	$47	$54	$46

Based on gross carrying amounts at December 31, 2012, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2013 through 2017 are presented in the table below.

	Year Ending December 31,
	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$39	$42	$37	$31	$30

8. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2012	2011
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$7	$23
Accrued product warranty costs	75	76
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	92	79
Accrued interest	53	59
Deferred revenues	37	43
Estimated contingent purchase price payable for acquired businesses	4	—
Other	130	101

Total other current liabilities	$398	$381

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the components of other liabilities.

	December 31,
	2012	2011
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 17)	$137	$149
Deferred compensation	43	40
Accrued workers’ compensation	57	54
Estimated contingent purchase price payable for acquired businesses	5	16
Notes payable and capital lease obligations	24	10
Accrued product warranty costs	18	18
Other	89	86

Total other liabilities	$373	$373

9. Property, Plant and Equipment

	December 31,
	2012	2011
	(in millions)
Land	$63	$61
Buildings and improvements	407	368
Machinery, equipment, furniture and fixtures	1,526	1,347
Leasehold improvements	322	292

Gross property, plant and equipment	2,318	2,068
Accumulated depreciation and amortization	(1,301)	(1,147)

Property, plant and equipment, net	$1,017	$921

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2012	2011
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
6 3/8% Senior Subordinated Notes due 2015	—	500

Subtotal	2,950	3,450

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	689	689

Principal amount of long-term debt	3,639	4,139
Less: Unamortized discounts	(10)	(14)

Carrying amount of long-term debt	$3,629	$4,125

(1)

L-3 Communications had the availability of substantially all of its $1 billion Amended and Restated Revolving Credit Facility at December 31, 2012 and $997 million of its $1 billion Revolving Credit Facility after reductions for outstanding letters of credit of $3 million at December 31, 2011.

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

Note	Date of Issuance	Amount Issued	Discount (1)	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+(2)(3)
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

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

(3)

Upon the occurrence of a change in control (as defined in the Senior Indentures), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Information on the Senior Subordinated Notes redeemed by the Company during the years ended December 31, 2012, 2011 and 2010 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3/ 8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3/ 8% Senior Subordinated Notes due October 15, 2015(1)	July 26, 2012	$250	$8	102.125%
6 3/ 8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7/8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%
6 1/8% Senior Subordinated Notes due January 15, 2014	June 21, 2010	$400	$13	102.042%
6 1/8% Senior Subordinated Notes due July 15, 2013	July 15, 2010	$400	$5	101.021%

(1)	In connection with the spin-off, Engility made a cash distribution of $335 million to L-3, a portion of which was used to redeem $250 million of the 6 3/8% 2015 Notes.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

L-3 Holdings

In 2005, L-3 Holdings sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. Holders of the remaining CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs prior to maturity of the CODES. At December 31, 2012 and 2011, the remaining $689 million principal amount of CODES were classified as long-term debt.

In accordance with the provisions of the accounting standard for convertible debt, the Company separately accounts for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate. Through February 1, 2011, the effective interest rate of the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $21 million, $23 million and $43 million for the years ended December 31, 2012, 2011 and 2010, respectively, a portion of which was allocated to discontinued operations as a result of the spin-off of Engility. The carrying amount of the equity components (conversion feature) of the CODES was $64 million at December 31, 2012 and 2011.

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a current conversion rate of 10.9640 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $91.21 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $109.45) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $109.45); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2012, the conversion feature of the CODES had no impact on diluted earnings per share (EPS) (see Note 16).

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

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The amount assigned to the embedded derivative is adjusted periodically through other income (expense) for changes in its fair value, if any. The change in the fair value of the embedded derivative related to the CODES was $0 for the years ended December 31, 2012, 2011 and 2010.

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

Prior to the spin-off of Engility on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries of the Company. As a result of the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings. See Note 25 for a description of the conditions under which the guarantees of the Senior Notes will be released.

L-3 Holdings

The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination

The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the CODES and rank pari passu with each other. The guarantees of the CODES are junior to the guarantees of the Amended and Restated Revolving Credit Facility and Senior Notes.

Covenants

Financial and other restrictive covenants. The Amended and Restated Revolving Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Amended and Restated Revolving Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0; (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0; and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2012, the Company was in compliance with its financial and other restrictive covenants.

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

Cross default provisions. The Amended and Restated Revolving Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L-3 Holdings, L-3 Communications or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $50 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The CODES indenture contains cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings or any of its subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $50 million in aggregate principal amount of those obligations. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L-3 Communications or its subsidiaries or the payment of which is guaranteed by L-3 Communications or its subsidiaries in an aggregate amount of at least $100 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Equity

On April 26, 2011, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through April 30, 2013. Repurchases of L-3 Holdings common stock under the share repurchase programs are made at management’s discretion in accordance with applicable U.S. federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. L-3 Holdings repurchased 12.1 million shares of its common stock at an average price of $72.02 per share for an aggregate amount of approximately $872 million from January 1, 2012 through December 31, 2012. At December 31, 2012, the remaining dollar value of authorization under the April 26, 2011 share repurchase program was $262 million.

In addition, L-3 Holdings’ Board of Directors approved a new share repurchase program on February 5, 2013 that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015. From January 1, 2013 through February 26, 2013, L-3 Holdings repurchased 1.3 million shares of its common stock at an average price of $77.42 per share for an aggregate amount of approximately $104 million. The remaining dollar value of authorization under our April 26, 2011 and February 5, 2013 share repurchase programs at February 26, 2013 is summarized in the table below.

Share Authorization
(in millions)
Remaining authorization at December 31, 2012	$262
February 5, 2013 share repurchase program	1,500
Share repurchases from January 1, 2013 to February 26, 2013	(104)

Remaining authorization at February 26, 2013	$1,658

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

	December 31,
	2012			2011
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$284	$—	$—	$725	$—	$—
Derivatives (foreign currency forward contracts)	—	8	—	—	10	—

Total Assets	$284	$8	$—	$725	$10	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$3	$—	$—	$9	$—

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

13. Financial Instruments

At December 31, 2012 and 2011, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, Senior Subordinated Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	2,940	3,301	2,938	2,940
Senior Subordinated Notes(1)	—	—	498	513
CODES(1)	689	697	689	658
Foreign currency forward contracts(2)	5	5	1	1

(1)	The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)

The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2012.

Currency	Notional Amount
(in millions)
U.S. dollar	$116
Euro	59
Canadian dollar	24
British pound	22

Total	$221

At December 31, 2012, the Company’s foreign currency forward contracts had maturities through 2017.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair values and the location of the Company’s derivative instruments in the consolidated balance sheets.

	Fair Values of Derivative Instruments(1)
	December 31, 2012				December 31, 2011
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$4	$4	$2	$1	$3	$5	$8	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—	1	1	1	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$4	$2	$1	$4	$6	$9	$—

(1)	See Note 12 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the consolidated statements of operations for the years ended December 31, 2012 and 2011. At December 31, 2012, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months is $3 million.

15. Accumulated Other Comprehensive (Loss) Income

The changes in the accumulated other comprehensive (loss) income balances, net of related tax effects are presented in the table below:

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2009	$155	$5	$(326)	$(166)
Period change	6	5	(101)	(90)

Balance at December 31, 2010	$161	$10	$(427)	$(256)
Period change	(28)	(10)	(160)	(198)

Balance at December 31, 2011	$133	$—	$(587)	$(454)
Period change	30	3	(133)	(100)

Balance at December 31, 2012	$163	$3	$(720)	$(554)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share data)
Reconciliation of net income:
Net income	$820	$968	$966
Net income from continuing operations attributable to noncontrolling interests	(6)	(9)	(9)
Net income from discontinued operations attributable to noncontrolling interests	(4)	(3)	(2)
Net income allocable to participating securities	—	(2)	(5)

Net income allocable to L-3 Holdings common shareholders	$810	$954	$950

Earnings allocable to L-3 Holdings’ common shareholders:
Continuing operations	$782	$853	$810
Discontinued operations, net of income tax	28	101	140

Net income allocable to L-3 Holdings common shareholders	$810	$954	$950

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	96.3	104.4	114.3

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.12	$8.17	$7.09
Discontinued operations, net of income tax	0.29	0.97	1.22

Basic earnings per share	$8.41	$9.14	$8.31

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	96.3	104.4	114.3
Assumed exercise of stock options	1.9	2.0	2.7
Unvested restricted stock awards	2.0	1.8	1.3
Employee stock purchase plan contributions	0.3	0.2	0.5
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(3.0)	(2.9)	(3.8)
Assumed conversion of the CODES(1)	—	—	—

Common and potential common shares	97.6	105.6	115.1

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.01	$8.08	$7.04
Discontinued operations, net of income tax	0.29	0.95	1.21

Diluted earnings per share	$8.30	$9.03	$8.25

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the years ended December 31, 2012, 2011 and 2010 because the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of December 31, 2012, 2011 and 2010, the conversion prices were $91.21, $96.48 and $98.94, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Computation of diluted EPS excluded 3.2 million of stock options for the year ended December 31, 2012, as they were anti-dilutive. In addition, 3.2 million and 2.8 million of stock options and restricted stock units for the years ended December 31, 2011 and 2010, respectively, were anti-dilutive and excluded from diluted EPS.

17. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Domestic	$927	$897	$1,028
Foreign	235	263	224

Income from continuing operations before income taxes	$1,162	$1,160	$1,252

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current income tax provision:
Federal	$197	$77	$240
State and local	21	26	25
Foreign	44	69	54

Subtotal	262	172	319

Deferred income tax provision:
Federal	93	97	72
State and local	9	15	27
Foreign	10	12	10

Subtotal	112	124	109

Total provision for income taxes	$374	$296	$428

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7	2.2	2.7
Foreign income taxes	(2.0)	(2.6)	(1.1)
Manufacturing benefits	(1.7)	(1.6)	(1.6)
Research and experimentation and other tax credits	(0.5)	(1.1)	(1.2)
Resolution of tax contingencies	(0.9)	(7.7)	(0.8)
Goodwill impairment	—	1.2	—
Other, net	0.6	0.1	1.2

Effective income tax rate on continuing operations	32.2%	25.5%	34.2%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Inventoried costs	$33	$34
Compensation and benefits	113	100
Pension and postretirement benefits	444	367
Loss carryforwards	20	18
Tax credit carryforwards	9	10
Other	47	68

Gross deferred tax assets	666	597

Less: valuation allowance	(19)	(14)

Net deferred tax assets	647	583

Deferred tax liabilities:
Goodwill and other intangible assets	$657	$593
Income recognition on contracts in process	72	47
Property, plant and equipment	71	85
Long-term debt-CODES	73	61
Other	7	—

Gross deferred tax liabilities	880	786

Total net deferred tax liabilities	$(233)	$(203)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2012	2011
	(in millions)
Current deferred tax assets	$95	$132
Non-current deferred tax liabilities	(328)	(335)

Total net deferred tax liabilities	$(233)	$(203)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2012, the Company had approximately $20 million of capital loss carryforwards that will expire, if unused in 2016. The realizability of the $7 million resulting deferred tax asset will depend on the Company generating a like amount of capital gains before the losses expire in 2016. The Company does not believe that it is more likely than not that it will generate sufficient capital gains during this time period, and has therefore established a full valuation allowance against the capital loss carryforward. The Company also has $6 million of Federal net operating loss carryforwards that expire, if unused, between 2026 and 2030 and are subject to limitations based upon the future taxable income of certain subsidiaries, and $22 million of foreign net operating losses that can be carried forward indefinitely. The Company has established a valuation allowance against the resulting $9 million deferred tax asset because it does not believe that it is more likely than not that the subsidiaries with the net operating losses will generate sufficient taxable income to utilize the losses. In addition, the Company had $118 million of state net operating losses that will expire, if unused, between 2016 and 2032 and $9 million of tax credit carryforwards related to state and foreign research and experimentation credits and investment tax credits that will expire, if unused, beginning in 2014. The Company believes that it will generate sufficient taxable income, of the appropriate character, to utilize $71 million of the state net operating losses and substantially all of the state and foreign credit carryforwards before they expire.

As of December 31, 2012, the total amount of unrecognized tax benefits was $130 million, $70 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2012	2011	2010
	(in millions)
Balance at January 1	$143	$195	$185
Additions for tax positions related to the current year	7	9	8
Additions for tax positions related to prior years	9	33	49
Reductions for tax positions related to prior years	(13)	(13)	(47)
Reductions for tax positions related to settlements with taxing authorities	(1)	(5)	—
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(15)	(76)	—

Balance at December 31	$130	$143	$195

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The U.S. Federal income tax jurisdiction is the Company’s primary tax jurisdiction. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2009 through 2011 are open as of December 31, 2012. The U.S. Internal Revenue Service (IRS) announced that it plans to commence an audit of the Company’s U.S. Federal income tax return for 2011. The audit has not yet begun and the Company cannot predict the outcome of this audit. As of December 31, 2012, the Company anticipates that unrecognized tax benefits will decrease by approximately $20 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

In 2012, the statutes of limitations for several of the Company’s tax returns, including its 2008 U.S. Federal income tax return as well as certain foreign tax returns expired. As a result, the Company reduced its income tax provision by $10 million for the reversal of previously accrued amounts.

In 2011, the Company reached an agreement with the IRS relating to the audit of the Company’s 2006 and 2007 U.S. Federal income tax returns. The Company also reached agreement on several state and foreign audits.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As a result of these agreements, the Company reversed previously accrued income tax expense of $12 million, including interest and penalties. In addition, the statutes of limitations for the 2006 and 2007 U.S. Federal income tax returns, certain foreign tax returns and certain state tax returns expired in 2011. As a result, the Company reversed $81 million of previously accrued income tax expense, which included interest and penalties.

As of December 31, 2012 and 2011, current and non-current income taxes payable include accrued potential interest of $11 million ($6 million after income taxes) and $11 million ($7 million after income taxes), respectively, and potential penalties of $7 million and $8 million, respectively. With respect to the interest related items, the Company’s income tax expense included a benefit of $2 million, $6 million, and less than $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company has not provided deferred U.S. income taxes and foreign withholding taxes for $346 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

18. Stock-Based Compensation

Stock-based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2012, the Company awarded stock-based compensation under the 2008 Long Term Performance Plan (2008 LTPP) and the 2008 Directors Stock Incentive Plan (2008 DSIP) (collectively the 2008 Plans). To date, awards under the 2008 Plans have been in the form of L-3 Holdings’ restricted stock, restricted stock units, performance units and options to purchase L-3 Holdings’ common stock.

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

On April 27, 2010, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP that increased the number of shares authorized for issuance under the 2008 LTPP to approximately 12.2 million shares, except that each share of L-3 Holdings common stock issued under a “full value” award (i.e., awards other than stock options or stock appreciation rights) granted on or after March 1, 2010 will be counted as 2.6 shares for purposes of this share limit. In connection with the spin-off of Engility as described in Notes 1 and 4, the number of shares authorized for issuance under the 2008 LTPP was increased pursuant to the terms of the plan to approximately 12.7 million shares. At December 31, 2012, 3.7 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

Awards under the 2008 DSIP may be granted only to non-employee directors of the Company. Awards under the 2008 DSIP may be in the form of stock options, restricted stock, restricted stock units and minimum

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

ownership stock. At December 31, 2012, the number of shares of L-3 Holding’s common stock authorized for grant under the 2008 DSIP was 312,995. As of December 31, 2012, 265,552 shares were still available for awards.

Under the terms of the 2008 LTPP, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,131,034, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 521,839 and (iii) the maximum number of shares of L-3 Holdings’ common stock that may be issuable (or payable in cash by reference to such shares) to any participant over the life of the 2008 LTPP with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

Stock based compensation expense, including stock-based compensation expense recorded in discontinued operations as a result of the spin-off of Engility, is summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Stock options	$10	$11	$12
Restricted stock units	46	48	52
Performance units	8	5	3
Employee stock purchase plan	—	—	12

Total before income taxes	64	64	79
Income taxes	24	24	27

Total after income taxes	40	40	52
Less: Stock based compensation recorded in discontinued operations, net of income taxes	1	4	6

Stock based compensation recorded in continuing operations, net of income taxes	$39	$36	$46

Engility Spin-off Adjustments. As a result of the spin-off of Engility, effective July 17, 2012, all outstanding stock-based compensation awards related to Engility employees were assumed by Engility. Also in connection with the spin-off, the share amounts for all remaining L-3 outstanding stock options, restricted stock units and performance units, and the strike price for stock options were adjusted to maintain the aggregate intrinsic value at the Engility spin-off date of all grants outstanding on that date, pursuant to the terms of the stock-based compensation plans under which they were issued. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the Engility shares to the Company’s shareholders, the conversion ratio for the remaining stock options, restricted stock units and performance units was 1.043678. For stock options, the net effect of these adjustments was an increase to the stock options outstanding due to the limited number of stock options assumed by Engility for the Engility employees. For restricted stock units, the net effect of these adjustments was a decrease in restricted stock units outstanding as the number of shares assumed by Engility for the Engility employees exceeded the impact of the adjustment for restricted stock units held by L-3 employees. The Engility spin-off adjustments are reflected in the stock option and restricted stock unit award tables below.

Stock Options. The exercise price of stock options granted under the 2008 Plans may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2012 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in Years)	(in millions)
Number of shares under option
Outstanding at January 1, 2012	4,623.6	$79.55		5.9	$8

Options granted	789.9	70.42
Options exercised	(369.6)	53.82
Options forfeited	(207.1)	80.55
Engility spin-off adjustments	153.1	83.24	(1)

Outstanding at December 31, 2012	4,989.9	$76.57	(1)	5.8	$23

Vested and expected to vest at December 31, 2012(2)	4,966.9	$76.57	(1)	5.8	$23

Exercisable at December 31, 2012	3,531.1	$78.03	(1)	4.7	$16

(1)

The weighted average exercise price of the Engility spin-off adjustments reflects the pre-spin-off weighted average exercise price of such stock options included in the spin-off adjustments. The weighted average exercise prices of the stock options outstanding, vested and expected to vest and exercisable at December 31, 2012, reflect the decrease in the exercise price as a result of the spin-off adjustments.

(2)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded was $11.32, $15.54, and $18.41 for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holdings’ closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings’ stock price at the time of exercise and the related exercise price, was $7 million, $8 million and $30 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, unrecognized compensation costs related to stock options were $10 million ($6 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.1 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $2 million, $3 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ historical share price volatility matching the expected holding period.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases over the expected holding period.

•	Risk-Free Interest Rates. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity matching the expected holding period.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2012 Grants	2011 Grants	2010 Grants
Expected holding period (in years)	5.4	5.2	4.7
Expected volatility	27.0%	26.4%	26.2%
Expected dividend yield	3.6%	2.8%	2.2%
Risk-free interest rate	1.0%	2.2%	2.3%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of the restricted stock units awarded was $70.42, $80.17 and $90.23 for the years ended December 31, 2012, 2011 and 2010, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2012 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2012	1,824.3	$80.74
Granted	724.6	70.42
Vested	(632.7)	71.62	(1)
Forfeited	(117.2)	78.79
Engility spin-off adjustments	(69.3)	79.83

Nonvested balance at December 31, 2012	1,729.7	$83.13	(2)

(1)	The weighted average grant date fair value of awards that vested after the spin-off date reflect the revised weighted average grant date fair value as a result of the spin-off adjustments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)	The weighted average grant date fair value of nonvested awards at December 31, 2012 reflects the revised weighted average grant date fair value as a result of the spin-off adjustments.

As of December 31, 2012, total unrecognized compensation costs related to nonvested restricted stock unit awards were $43 million ($27 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.2 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2012, 2011 and 2010 as of their vesting dates was $44 million, $35 million and $31 million, respectively.

Performance Units. The Company awards performance units, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The number of units ultimately earned can range from zero to 200% of the original award based upon the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals. Units earned under the program are converted into shares of L-3 Holdings’ common stock, or are paid in cash, based on the closing price of L-3 Holdings’ common stock at the end of the performance period, as determined at the time of grant by the Compensation Committee of the Board of Directors of L-3 Holdings.

In 2012, 2011, and 2010, the Company awarded performance units with a weighted average grant date fair value per unit of $70.43, $95.50 and $105.14, respectively. Of these units, (1) all the units granted in 2012 and half of the units granted in 2011 and 2010 have performance conditions based on L-3’s diluted earnings per share (the EPS Element) and (2) half of the units granted in 2011 and 2010 have performance conditions based on L-3’s total stockholder return relative to a peer group of companies (the TSR Element). The Company did not award any performance units related to the TSR Element in 2012. The performance periods for the units began on January 1 of the applicable grant year and will end on the December 31 that is three years later. Units based on the EPS Element are payable in shares of L-3 Holdings’ common stock, while units based on the TSR Element are payable in cash. As of December 31, 2012, total unrecognized compensation costs related to the performance units were $6 million ($4 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.3 years.

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2012 and changes during the year then ended.

	Payable in Cash (TSR)			Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value		Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)			(in thousands)

Outstanding at January 1, 2012	60.5	$111.19		66.4	$84.07
Granted	—	—		64.0	70.43
(Decrease) Increase due to expected performance	(3.6)	117.03		40.9	86.49
Vested	—	—		(53.2)	90.32
Engility spin-off adjustments	2.4	111.19	(1)	7.5	79.87	(1)

Outstanding at December 31, 2012	59.3	$106.20	(2)	125.6	$71.86	(2)

(1)

The weighted average grant date fair value of the Engility spin-off adjustments reflects the pre-spin-off weighted average grant date fair value of such performance units included in the Engility spin-off adjustments.

(2)

The weighted average grant date fair value of performance unit awards outstanding as of December 31, 2012 reflects the decrease in the weighted average grant date fair value as a result of the Engility spin-off adjustments. The Engility spin-off adjustments do not change compensation expense as the number of units were increased to maintain the aggregate intrinsic value of the awards.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The performance period for the units awarded in 2010 ended on December 31, 2012. Based on the EPS Element and TSR Element achieved during the performance period, a total of 53,229 performance units having a fair market value of $4.1 million as of their vesting date were earned by the LTIP participants on December 31, 2012.

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

Changes in assumptions can materially impact the estimated fair value of the TSR Element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2012 for the 2011 TSR Element are presented in the table below.

2011 Grants
Expected volatility	16.4%
Expected dividend yield	2.6%
Risk-free interest rate	0.2%

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at the end of each six-month offering period at 95% of fair market value (or 85% of fair market value for offering periods beginning prior to January 1, 2011) based on the average of the highest and lowest sales prices for the stock on the purchase date. Eligible employees generally include all employees of the Company and each subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $21,250 each calendar year.

As of December 31, 2012, 5.1 million shares (as revised for the spin-off adjustments) were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2013 as described below). In July 2012, the Company issued 0.3 million shares under the 2009 ESPP at an average price of $69.61 per share, which covered employee contributions for the six months ended June 30, 2012. In January 2013, the Company issued 0.3 million shares under the 2009 ESPP at an average price of $71.87 per share, which covered employee contributions for the six months ended December 31, 2012. As noted above, effective January 1, 2011, the employee discount on the purchase of L-3 Holdings common stock was reduced from 15% to 5%. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2037. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2012.

	Real Estate	Equipment	Total
	(in millions)
2013	$149	$8	$157
2014	104	5	109
2015	72	2	74
2016	49	1	50
2017	43	1	44
Thereafter	84	1	85

Total minimum payments required	501	18	519
Less: Sublease rentals under non-cancelable leases	6	—	6

Net minimum payments required	$495	$18	$513

Rent expense was $145 million for 2012, $140 million for 2011, and $143 million for 2010. Sublease rental income was $5 million for both 2012 and 2011 and $4 million for 2010.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $504 million and $410 million at December 31, 2012 and 2011, respectively. The letters of credit reduced the availability under the Amended and Restated Revolving Credit Facility by less than $1 million and $3 million at December 31, 2012 and 2011, respectively. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

As previously discussed in Note 4, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the IRS for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2015 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to renew the leases, purchase both properties for $28 million, or sell both properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $23 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $23 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate a full-service training facility for the U.S. Air Force (USAF), including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration (July 15, 2017), the Company shall pay to the lessor, as additional rent, $3 million and return the simulator systems to the lessors.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2012, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. On August 11, 2000, the trial court granted CTAS’ motion for summary judgment as to negligence, dismissing that claim. In January 2001, after a ruling by the trial court that excluded certain evidence from trial, a jury rendered a unanimous defense verdict in favor of CTAS on the negligent misrepresentation claim. On December 10, 2002, the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals) reversed the trial court’s decisions as to summary judgment and the exclusion of evidence, and remanded the case for a new trial on both the negligence and negligent misrepresentation claims. The retrial ended on March 2, 2005 with a deadlocked jury and mistrial. On July 22, 2005, the trial court granted CTAS’ motion for judgment as a matter of law as to negligence, dismissing that claim, and denied CTAS’ motion for judgment as a matter of law as to negligent misrepresentation. On October 8, 2008, the Court of Appeals reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. As a result, the case was remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. The trial court held a new hearing on CTAS’ motion to dismiss the negligence claim on April 30, 2009, after which it determined to take the matter under advisement. A third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. The Company believes that the ruling and the damages awarded are inconsistent with the law and evidence presented, and accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, seven out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

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

	Pension Plans		Postretirement Benefit Plans
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,679	$2,365	$216	$203
Service cost	113	106	4	5
Interest cost	134	128	10	10
Plan participants’ contributions	2	3	4	3
Amendments	—	—	(5)	—
Obligation assumed in connection with a business acquisition(1)	29	—	3	—
Actuarial loss (gain)	358	174	(2)	9
Foreign currency exchange rate changes	8	(8)	1	(1)
Curtailments, settlements and special termination benefits	3	(1)	1	—
Benefits paid	(104)	(88)	(14)	(13)

Benefit obligation at the end of the year	$3,222	$2,679	$218	$216

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,712	$1,585	$42	$39
Actual return on plan assets	215	41	4	1
Assets acquired in connection with a business acquisition(1)	29	—	—	—
Employer contributions	173	176	11	12
Plan participants’ contributions	2	3	4	3
Foreign currency exchange rate changes	6	(5)	—	—
Transfers(2)	(7)	—	—	—
Benefits paid	(104)	(88)	(14)	(13)

Fair value of plan assets at the end of the year	$2,026	$1,712	$47	$42

Funded status at the end of the year	$(1,196)	$(967)	$(171)	$(174)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$9	$7	$—	$—
Current liabilities	(7)	(3)	(9)	(8)
Non-current liabilities	(1,198)	(971)	(162)	(166)

	$(1,196)	$(967)	$(171)	$(174)

(1)	Represents pension and postretirement plan obligations and pension plan assets assumed/acquired as part of the L-3 KEO business acquisition.
(2)

Represents assets related to various supplemental executive retirement plans that had previously been classified as pension plan assets; however such assets are not held by the plans and are now classified as other assets.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2012	2011	2012	2011
	(in millions)
Net loss	$1,146	$929	$21	$25
Prior service credit	(12)	(11)	(10)	(8)

Total amount recognized	$1,134	$918	$11	$17

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $2,783 million at December 31, 2012 and $2,298 million at December 31, 2011. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2012 and 2011.

	Pension Plans
	2012	2011
	(in millions)
Projected benefit obligation	$3,177	$2,656
Accumulated benefit obligation	2,743	2,280
Fair value of plan assets	1,975	1,686

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2012 and 2011.

	Pension Plans		Postretirement Benefit Plans
	2012	2011	2012	2011
Benefit obligations:
Discount rate	4.15%(1)	5.02%(1)	3.37%(2)	4.71%(2)
Rate of compensation increase	3.56%(3)	4.06%(3)	3.59%(3)	4.09%(3)

(1)

The weighted average discount rate assumptions used at December 31, 2012 and 2011 were comprised of separate assumptions determined by country of 4.2% and 5.1% for the U.S. based plans, 3.9% and 4.4% for the Canadian based plans and 3.4% and 5.1% for the German based plans.

(2)

The weighted average discount rate assumptions used at December 31, 2012 and 2011 were comprised of separate assumptions determined by country of 3.3% and 4.8% for the U.S. based plans and 3.7% and 4.3% for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions used at December 31, 2012 and 2011 were comprised of separate assumptions determined by country of 3.5% and 4.0% for the U.S. based plans and 4.0% and 4.5% for the Canadian based plans.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2012, 2011 and 2010.

	Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
	(in millions)
Components of net periodic benefit cost:
Service cost	$113	$106	$99	$4	$5	$4
Interest cost	134	128	122	10	10	11
Expected return on plan assets	(145)	(139)	(112)	(3)	(2)	(2)
Amortization of prior service costs (credits)	1	1	3	(3)	(3)	(3)
Amortization of net loss	69	49	40	1	1	1
Curtailment or settlement loss (gain)	7	—	2	1	—	(2)

Net periodic benefit cost	$179	$145	$154	$10	$11	$9

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2012, 2011 and 2010.

	Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$287	$266	$234	$(3)	$10	$8
Prior service (credit) cost	(1)	2	(33)	(5)	—	2
Amortization of net loss	(69)	(49)	(40)	(1)	(1)	(1)
Amortization of prior service (cost) credit	(1)	(1)	(3)	3	3	3

Total recognized in other comprehensive income	216	218	158	(6)	12	12

Total recognized in net periodic benefit cost and other comprehensive income	$395	$363	$312	$4	$23	$21

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive (loss) income and recognized as components of net periodic benefit costs during 2013.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss	$86	$2	$88
Prior service cost (credit)	1	(3)	(2)

	$87	$(1)	$86

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010.

	Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
	(in millions)
Net periodic benefit cost:
Discount rate	5.02%(1)	5.57%(1)	6.26%(1)	4.71%(4)	5.40%(4)	5.94%(4)
Expected long-term return on plan assets	8.15%(2)	8.57%(2)	8.55%(2)	7.64%	6.20%	6.20%
Rate of compensation increase	4.06%(3)	4.50%(3)	4.50%(3)	4.09%	4.50%	4.50%

(1)

The weighted average discount rate assumptions used for the years ended December 31, 2012, 2011 and 2010 were comprised of separate assumptions determined by country of 5.1%, 5.6% and 6.3% for the U.S. based plans, 4.4%, 5.4% and 6.1% for the Canadian based plans and 5.1%, 5.4%, and 5.8% for the German based plans, respectively.

(2)

The weighted average expected long-term return on plan assets assumptions used for the years ended December 31, 2012, 2011 and 2010 were comprised of separate assumptions determined by country of 8.25% for the U.S. based plans and 7.5% for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions used for the year ended December 31, 2012 were comprised of separate assumptions determined by country of 4.0% for the U.S based plans and 4.5% for the Canadian based plans. The rate of compensation increase assumptions were 4.5% for both the U.S. and Canadian based plans for the years ended December 31, 2011 and 2010.

(4)

The weighted average discount rate assumptions used for the years ended December 31, 2012, 2011 and 2010 were comprised of separate assumptions determined by country of 4.8%, 5.4% and 5.9% for the U.S. based plans and 4.3%, 5.4% and 6.1% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 8.5% in 2013 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	12	(10)

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

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2012 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category.

	U.S.			Canada
Asset Category	Range	2012	2011	Range	2012	2011
Domestic equity(1)	30%-60%	51%	49%	15%-30%	19%	17%
International equity(2)	10%-20%	10	11	20%-50%	46	42
Fixed income securities	20%-40%	29	31	25%-55%	32	37
Real estate securities	0%-15%	8	7	—	—	—
Other, primarily cash and cash equivalents	0%-15%	2	2	0%-15%	3	4

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.
(2)	International equities for Canadian plans includes equities of U.S. companies.

The Committee regularly monitors the investment of the plans’ assets to ensure that the actual investment allocation remains within the established range. The Committee also regularly measures and monitors investment risk through ongoing performance reporting and investment manager reviews. Investment manager reviews include assessing the managers’ performance versus the appropriate benchmark index both in the short and long-term period, performance versus peers, and an examination of the risk the managers assumed in order to achieve rates of return.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2012 and 2011, by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2012				Fair Value Measured at December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	893	—	—	893	43	13	—	56
International Equity	67	117	—	184	98	21	—	119
Fixed Income — Investment Grade(2)	194	197	—	391	—	88	—	88
Fixed Income — High Yield(3)	—	105	—	105	—	—	—	—
Real Estate Investment Trusts(4)	138	—	—	138	—	—	—	—
Other(5)	—	42	—	42	3	7	—	10

Total	$1,292	$461	$—	$1,753	$144	$129	$—	$273

	Fair Value Measured at December 31, 2011				Fair Value Measured at December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	712	—	—	712	29	11	—	40
International Equity	65	100	—	165	90	19	—	109
Fixed Income — Investment Grade(2) )	188	186	—	374	—	93	—	93
Fixed Income — High Yield(3)	—	86	—	86	—	—	—	—
Real Estate Investment Trusts(4)	100	—	—	100	—	—	—	—
Other(5)	—	23	—	23	5	5	—	10

Total	$1,065	$395	$—	$1,460	$124	$128	$—	$252

(1)

Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various foreign exchanges. The Level 2 investment balance is derived from pooled equity funds offered by registered investment companies, which fair value is based on the net asset value (NAV) at the end of each month. The NAV is calculated by the fund manager based on the fair value of the funds holdings, primarily equity securities traded in active markets, determined as of the end of each month. Withdrawals are permitted monthly based on NAV.

(2)

Approximately 50% of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the “Fund”). The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This Fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 50% of U.S. plan assets and all of the Canadian plan assets are invested in pooled bond funds offered by registered investment companies (the “Pooled Funds”). As these Pooled Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(3)

Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(5)

Other consists primarily of (i) short term investments maintained in a commingled trust or pooled fund, that invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (ii) cash, which is classified as Level 1.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2012 and 2011, by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2012				Fair Value Measured at December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	27	—	—	27	24	—	—	24
International Equity	1	1	—	2	1	1	—	2
Fixed Income — Investment Grade(2)	11	3	—	14	11	2	—	13
Fixed Income — High Yield(3)	—	1	—	1	—	1	—	1
Real Estate Investment Trusts(4)	2	—	—	2	1	—	—	1
Other(5)	—	1	—	1	—	1	—	1

Total	$41	$6	$—	$47	$37	$5	$—	$42

(1)

Equity securities consist of investments in common stock of U.S. and foreign companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various foreign exchanges. The Level 2 investment balance is derived from a pooled equity fund offered by a registered investment company, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the funds holdings, primarily equity securities traded in active markets, determined as of the end of each month. Withdrawals are permitted monthly based on NAV.

(2)

Approximately 79% in 2012 and 85% in 2011 of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the “Fund”). The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This Fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 21% in 2012 and 15% in 2011 of the postretirement benefit plan assets are invested in a pooled bond fund (the “Pooled Bond Fund”) offered by a registered investment company, which does not trade in an active market. The fair value of the Pooled Bond Fund is based on NAV’s calculated by the fund manager based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(3)

Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	REITs consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(5)

Other consists primarily of short term investments maintained in a commingled trust or pooled fund, that invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

Contributions. For the year ending December 31, 2013, the Company currently expects to contribute approximately $165 million to its pension plans, which includes $95 million of voluntary contributions, and approximately $11 million to its postretirement benefit plans.

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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L-3 Communications						Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2012	2011		2012		2011		2010
IAM National Pension Fund	51-6031295/002	Green	Green	No	$20	(3)	$19	(4)	$17	(4)	No	3/15/2013 to 7/18/2015(5)
Other Pension Funds(6)					—		—		—

			Total contributions		$20		$19		$17

(1)

A zone status rating of green indicates the plan is at least 80% funded. The funding status of the IAM National Pension Fund was impacted by a market value investment loss for the plan year ended December 31, 2008, which amortization was extended over five years.

(2)	Funding improvement plan or rehabilitation plan.

(3)	At the date the audited financial statements for the Company were issued, Form 5500 for the plan year ending December 31, 2012 was not available.

(4)	Represents 6% and 5% of total plan contributions for the years ended December 31, 2011 and 2010, respectively, based on Form 5500.

(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 27, 2014, cover multiple programs in the Company’s AM&M reportable segment and represent 77% of 2012 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

	Pension Benefits	Postretirement Benefits
		Benefit Payments	Subsidy Receipts
	(in millions)
2013	$110	13	—
2014	116	14	—
2015	126	14	—
2016	134	15	—
2017	141	15	—
Years 2018-2022	868	82	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to continuing operations were $126 million for 2012, $113 million for 2011 and $120 million for 2010. The Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to discontinued operations were $8 million for 2012, $24 million for 2011 and $27 million for 2010.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

21. Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest paid on outstanding debt	$198	$238	$233
Income tax payments	332	273	341
Income tax refunds	22	18	12

22. Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the goodwill impairment charge in 2011 (which was not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability. Certain Corporate expenses of $10 million, $26 million and $32 million for the years ended December 31, 2012, 2011, and 2010, respectively, that had previously been allocated to the Engility businesses were retained by the Company and have been allocated to L-3’s four reportable segments.

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net Sales
Products
Electronic Systems	$4,745	$4,737	$4,872
C3ISR	2,002	2,005	1,867
AM&M	813	751	811
NSS	98	153	187
Elimination of intercompany sales	(123)	(94)	(157)

Total products sales	7,535	7,552	7,580

Services
Electronic Systems	1,111	1,037	1,020
C3ISR	1,610	1,488	1,390
AM&M	1,919	1,898	2,220
NSS	1,292	1,465	1,458
Elimination of intercompany sales	(321)	(282)	(278)

Total services sales	5,611	5,606	5,810

Consolidated total	$13,146	$13,158	$13,390

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Operating Income
Electronic Systems	$672	$719	$794
C3ISR	364	394	365
AM&M	236	228	225
NSS	79	101	101

Segment Total	$1,351	$1,442	$1,485
Impairment charge(1)	—	43	—

Consolidated total	$1,351	$1,399	$1,485

Depreciation and amortization
Electronic Systems	$147	$148	$133
C3ISR	47	44	41
AM&M	20	19	19
NSS	14	19	19

Consolidated total	$228	$230	$212

Capital Expenditures
Electronic Systems	$96	$97	$106
C3ISR	92	71	62
AM&M	15	13	6
NSS	5	5	4
Corporate	2	1	—

Consolidated total	$210	$187	$178

Total Assets
Electronic Systems	$8,062	$7,559	$7,812
C3ISR	2,030	2,017	1,919
AM&M	1,997	1,929	1,962
NSS	1,228	1,317	1,418
Corporate	509	957	578
Assets of discontinued operations	—	1,729	1,762

Consolidated total	$13,826	$15,508	$15,451

(1)

Represents a non-cash goodwill impairment charge recorded in the fourth quarter of 2011 due to a decline in the estimated fair value of the Marine Services business, within the Electronic Systems segment.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s sales attributable to U.S. and foreign customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S.	$10,698	$11,068	$11,490
Foreign:
United Kingdom	363	310	231
Canada	314	328	305
Germany	260	246	215
Australia	187	118	164
Italy	114	98	68
South Korea	103	93	100
China	78	73	65
Other	1,029	824	752

Total foreign	2,448	2,090	1,900

Consolidated	$13,146	$13,158	$13,390

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S. Government agencies(1)	$10,026	$10,439	$10,803
Commercial	1,657	1,527	1,446
Allied foreign governments(1)	1,463	1,192	1,141

Consolidated	$13,146	$13,158	$13,390

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

23. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $23 million in employee severance and other termination costs for approximately 1,600 employees during the year ended December 31, 2012, $20 million in similar costs for approximately 1,200 employees during the year ended December 31, 2011 and $17 million in similar costs for approximately 700 employees for the year ended December 31, 2010. Employee severance and other termination costs are reported within cost of sales on the consolidated statement of operations. The remaining balance to be paid for these initiatives was $9 million at December 31, 2012 and $11 million at December 31, 2011. Information on employee severance and other termination costs incurred by reportable segment for the years ended December 31, 2012, 2011 and 2010 is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Electronic Systems	$17	$15	$11
C3ISR	4	1	3
AM&M	1	3	3
NSS	1	1	—

Consolidated	$23	$20	17

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

24. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2012 and 2011 is presented in the table below and has been recast to reflect the spin-off of Engility for all periods presented as discontinued operations. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2012
Sales	$3,160	$3,143	$3,283	$3,560
Operating income	325	331	331	364
Income from continuing operations	187	191	195	215
Net income	203	208	194	215
Net income attributable to L-3	201	205	192	212
Basic EPS from continuing operations(1)	1.88	1.97	2.01	2.28
Basic EPS(1)	2.03	2.11	2.00	2.28
Diluted EPS from continuing operations(1)	1.86	1.94	1.98	2.25
Diluted EPS(1)	2.01	2.08	1.97	2.25

2011
Sales	$3,066	$3,248	$3,301	$3,543
Operating income	336	350	359	354
Income from continuing operations	179	217	214	254
Net income	207	246	238	277
Net income attributable to L-3	204	243	235	274
Basic EPS from continuing operations(1)	1.62	2.02	2.05	2.52
Basic EPS(1)	1.87	2.28	2.27	2.75
Diluted EPS from continuing operations(1)	1.61	2.00	2.02	2.49
Diluted EPS(1)	1.85	2.26	2.24	2.72

(1)

Basic and diluted EPS and basic and diluted EPS from continuing operations amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

25. Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2012.

	L-3 Communications Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Issued	Par Value		Treasury Stock	Retained Earnings		Total
		(in millions)
Balance at December 31, 2009	100	$—	$4,449	$—	$2,284	$(166)	$6,567
Net income attributable to L-3	—	—	—	—	955	—	955
Contributions from L-3 Holdings	—	—	352	—	—	—	352
Dividends to L-3 Holdings	—	—	—	—	(1,018)	—	(1,018)
Comprehensive loss	—	—	—	—	—	(90)	(90)
Other	—	—	—	—	(2)	—	(2)

Balance at December 31, 2010	100	$—	$4,801	$—	$2,219	$(256)	$6,764
Net income attributable to L-3	—	—	—	—	956	—	956
Contributions from L-3 Holdings	—	—	263	—	—	—	263
Dividends to L-3 Holdings	—	—	—	—	(1,157)	—	(1,157)
Comprehensive loss	—	—	—	—	—	(198)	(198)
Other	—	—	—	—	7	—	7

Balance at December 31, 2011	100	$—	$5,064	$—	$2,025	$(454)	$6,635
Net income attributable to L-3	—	—	—	—	810	—	810
Contributions from L-3 Holdings	—	—	250	—	—	—	250
Dividends to L-3 Holdings	—	—	—	—	(1,064)	—	(1,064)
Comprehensive loss	—	—	—	—	—	(100)	(100)
Net change of equity due to spin-off of Engility					(1,063)		(1,063)
Other	—	—	—	—	(5)	—	(5)

Balance at December 31, 2012	100	$—	$5,314	$—	$703	$(554)	$5,463

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

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary”. Under the terms of the indenture governing the CODES, the guarantees of the CODES will be automatically and unconditionally released and discharged: (1) upon the release of guarantees of all other outstanding indebtedness of L-3 Holdings and its subsidiaries (other than a foreign subsidiary) or (2) upon the designation of such guarantor as an “excluded subsidiary.” In addition, the guarantees of the Senior Notes and the CODES will unconditionally be released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of such guarantor.

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
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	945	1,351	356	—	2,652
Other current assets	—	248	163	191	—	602

Total current assets	—	1,729	1,955	1,026	(139)	4,571
Goodwill	—	1,952	4,455	1,337	—	7,744
Other assets	—	734	565	212	—	1,511
Investment in and amounts due from consolidated subsidiaries	6,152	7,245	3,457	—	(16,854)	—

Total assets	$6,152	$11,660	$10,432	$2,575	$(16,993)	$13,826

Current liabilities	$—	$823	$1,255	$658	$(139)	$2,597
Amounts due to consolidated subsidiaries	—	—	—	129	(129)	—
Other long-term liabilities	—	1,745	210	106	—	2,061
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,197	1,465	893	(957)	8,287

L-3 shareholders’ equity	5,463	5,463	8.967	1,682	(16,112)	5,463
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,463	5,463	8,967	1,682	(16,036)	5,539

Total liabilities and equity	$6,152	$11,660	$10,432	$2,575	$(16,993)	$13,826

At December 31, 2011:
Current assets:
Cash and cash equivalents	$—	$644	$—	$222	$(102)	$764
Billed receivables, net	—	367	522	204	—	1,093
Contracts in process	—	860	1,269	257	—	2,386
Other current assets	—	313	121	192	—	626
Assets of discontinued operations	—	1,729	—	—	—	1,729

Total current assets	—	3,913	1,912	875	(102)	6,598
Goodwill	—	1,869	4,455	1,148	—	7,472
Other assets	—	731	522	185	—	1,438
Investment in and amounts due from consolidated subsidiaries	7,324	6,955	1,513	—	(15,792)	—

Total assets	$7,324	$13,468	$8,402	$2,208	$(15,894)	$15,508

Current liabilities	$—	$838	$1,181	$546	$(102)	$2,463
Liabilities of discontinued operations	—	351	—	—	—	351
Amounts due to consolidated subsidiaries	—	—	—	238	(238)	—
Other long-term liabilities	—	1,519	235	91	—	1,845
Long-term debt	689	4,125	—	—	(689)	4,125

Total liabilities	689	6,833	1,416	875	(1,029)	8,784

L-3 shareholders’ equity	6,635	6,635	6,986	1,333	(14,954)	6,635
Noncontrolling interests	—	—	—	—	89	89

Total equity	6,635	6,635	6,986	1,333	(14,865)	6,724

Total liabilities and equity	$7,324	$13,468	$8,402	$2,208	$(15,894)	$15,508

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2012:
Net sales	$—	$3,747	$7,506	$2,276	$(383)	$13,146
Cost of sales	59	3,434	6,752	1,992	(442)	11,795

Operating (loss) income	(59)	313	754	284	59	1,351
Interest and other income (expense), net	—	11	(5)	2	—	8
Interest expense	(21)	(183)	—	(1)	21	(184)
Debt retirement charge	—	(13)	—	—	—	(13)

(Loss) income from continuing operations before income taxes	(80)	128	749	285	80	1,162
(Benefit) provision for income taxes	(26)	39	241	94	26	374
Equity in net income of consolidated subsidiaries	864	689	—	—	(1,553)	—

Income from continuing operations	810	778	508	191	(1,499)	788
Income from discontinued operations, net of income tax	—	32	—	—	—	32

Net income	810	810	508	191	(1,499)	820
Net income attributable to noncontrolling interests	—	—	—	—	10	10

Net income attributable to L-3	$810	$810	$508	$191	$(1,509)	$810

Comprehensive income attributable to L-3	$710	$710	$510	$215	$(1,435)	$710

For the year ended December 31, 2011:
Net sales	$—	$3,735	$7,573	$2,190	$(340)	$13,158
Cost of sales	57	3,335	6,853	1,868	(397)	11,716
Impairment charge	—	43	—	—	—	43

Operating (loss) income	(57)	357	720	322	57	1,399
Interest and other income (expense), net	—	14	(15)	4	(3)	—
Interest expense	(23)	(201)	(1)	(5)	26	(204)
Debt retirement charge	—	(35)	—	—	—	(35)

(Loss) income from continuing operations before income taxes	(80)	135	704	321	80	1,160
(Benefit) provision for income taxes	(20)	34	180	82	20	296
Equity in net income of consolidated subsidiaries	1,016	751	—	—	(1,767)	—

Income from continuing operations	956	852	524	239	(1,707)	864
Income from discontinued operations, net of income tax	—	104	—	—	—	104

Net income	956	956	524	239	(1,707)	968
Net income attributable to noncontrolling interests	—	—	—	—	12	12

Net income attributable to L-3	$956	$956	$524	$239	$(1,719)	$956

Comprehensive income attributable to L-3	$758	$758	$514	$218	$(1,490)	$758

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2010:
Net sales	$—	$3,794	$7,908	$2,001	$(313)	$13,390
Cost of sales	73	3,310	7,193	1,715	(386)	11,905

Operating (loss) income	(73)	484	715	286	73	1,485
Interest and other income (expense), net	—	24	(1)	3	(5)	21
Interest expense	(46)	(235)	—	(6)	51	(236)
Debt retirement charge	—	(18)	—	—	—	(18)

(Loss) income from continuing operations before income taxes	(119)	255	714	283	119	1,252
(Benefit) provision for income taxes	(41)	87	244	97	41	428
Equity in net income of consolidated subsidiaries	1,033	645	—	—	(1,678)	—

Income from continuing operations	955	813	470	186	(1,600)	824
Income from discontinued operations, net of income tax	—	142	—	—	—	142

Net income	955	955	470	186	(1,600)	966
Net income attributable to noncontrolling interests	—	—	—	—	11	11

Net income attributable to L-3	$955	$955	$470	$186	$(1,611)	$955

Comprehensive income attributable to L-3	$865	$865	$497	$220	$(1,582)	$865

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the year ended December 31, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$1,067	$252	$858	$265	$(1,211)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(348)	—	—	—	(348)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	225	(59)	(18)	—	148

Net cash used in investing activities from continuing operations	(42)	(123)	(59)	(18)	42	(200)

Financing activities:
Redemption of senior subordinated notes	—	(500)	—	—	—	(500)
Common stock repurchased	(872)	—	—	—	—	(872)
Dividends paid on L-3 Holdings common stock	(195)	—	—	—	—	(195)
Dividends paid to L-3 Holdings	—	(1,067)	—	—	1,067	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	924	(799)	(234)	107	40

Net cash used in financing activities from continuing operations	(1,025)	(601)	(799)	(234)	1,132	(1,527)

Effect of foreign currency exchange rate changes on cash	—	—	—	7	—	7
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(398)	—	20	(37)	(415)
Cash and cash equivalents, beginning of the year	—	644	—	222	(102)	764

Cash and cash equivalents, end of the year	$—	$246	$—	$242	$(139)	$349

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2011:
Operating activities:
Net cash from operating activities from continuing operations	$1,157	$476	$792	$220	$(1,414)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(20)	—	—	—	(20)
Investments in L-3 Communications	(55)	—	—	—	55	—
Other investing activities	—	(84)	(75)	(20)	—	(179)

Net cash used in investing activities from continuing operations	(55)	(104)	(75)	(20)	55	(199)

Financing activities:
Proceeds from sale of senior notes	—	1,143	—	—	—	1,143
Redemption of senior subordinated notes and CODES	(11)	(1,150)	—	—	—	(1,161)
Common stock repurchased	(958)	—	—	—	—	(958)
Dividends paid on L-3 Holdings common stock	(188)	—	—	—	—	(188)
Dividends paid to L-3 Holdings	—	(1,157)	—	—	1,157	—
Investments from L-3 Holdings	—	55	—	—	(55)	—
Other financing activities	55	882	(717)	(447)	272	45

Net cash used in financing activities from continuing operations	(1,102)	(227)	(717)	(447)	1,374	(1,119)

Effect of foreign currency exchange rate changes on cash	—	—	—	(4)	—	(4)
Net increase in cash and cash equivalents of discontinued operations	—	248	—	—	—	248

Net (decrease) increase in cash	—	393	—	(251)	15	157
Cash and cash equivalents, beginning of the year	—	251	—	473	(117)	607

Cash and cash equivalents, end of the year	$—	$644	$—	$222	$(102)	$764

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2010:
Operating activities:
Net cash from operating activities from continuing operations	$1,018	$302	$761	$230	$(1,041)	$1,270

Investing activities:
Business acquisitions, net of cash acquired	—	(756)	—	—	—	(756)
Investments in L-3 Communications	(116)	—	—	—	116	—
Other investing activities	—	(89)	(91)	(8)	—	(188)

Net cash used in investing activities from continuing operations	(116)	(845)	(91)	(8)	116	(944)

Financing activities:
Proceeds from sale of senior notes	—	797	—	—	—	797
Redemption of senior subordinated notes	—	(800)	—	—	—	(800)
Common stock repurchased	(834)	—	—	—	—	(834)
Dividends paid on L-3 Holdings common stock	(184)	—	—	—	—	(184)
Dividends paid to L-3 Holdings	—	(1,018)	—	—	1,018	—
Investments from L-3 Holdings	—	116	—	—	(116)	—
Other financing activities	116	751	(671)	(112)	20	104

Net cash used in financing activities from continuing operations	(902)	(154)	(671)	(112)	922	(917)

Effect of foreign currency exchange rate changes on cash	—	—	—	(7)	—	(7)
Net increase in cash and cash equivalents of discontinued operations	—	189	—	—	—	189

Net (decrease) increase in cash	—	(508)	(1)	103	(3)	(409)
Cash and cash equivalents, beginning of the year	—	759	1	370	(114)	1,016

Cash and cash equivalents, end of the year	$—	$251	$—	$473	$(117)	$607