Form 10-Q
period 2013-03-29
L 3 COMMUNICATIONS CORP; L 3 COMMUNICATIONS HOLDINGS INC
filed 2013-05-07
CIK 1039101, 1056239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    ☑  Yes        ☐  No

Indicate by check mark whether the registrant, L-3 Communications Holdings, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant, L-3 Communications Corporation, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☑  No

There were 89,995,841 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 1, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 29, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$276	$349
Billed receivables, net of allowances of $30 in 2013 and $33 in 2012	1,108	968
Contracts in process	2,748	2,652
Inventories	347	363
Deferred income taxes	85	95
Other current assets	126	144

Total current assets	4,690	4,571

Property, plant and equipment, net	998	1,017
Goodwill	7,720	7,744
Identifiable intangible assets	304	314
Deferred debt issue costs	28	29
Other assets	140	151

Total assets	$13,880	$13,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$595	$494
Accrued employment costs	568	551
Accrued expenses	417	462
Advance payments and billings in excess of costs incurred	579	671
Income taxes	10	21
Other current liabilities	398	398

Total current liabilities	2,567	2,597

Pension and postretirement benefits	1,367	1,360
Deferred income taxes	371	328
Other liabilities	358	373
Long-term debt	3,629	3,629

Total liabilities	8,292	8,287

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 90,210,105 shares outstanding at March 29, 2013 and 90,433,743 shares outstanding at December 31, 2012 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,367	5,314
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 58,990,317 shares at March 29, 2013 and 57,418,645 shares at December 31, 2012	(4,610)	(4,488)
Retained earnings	5,334	5,191
Accumulated other comprehensive loss	(578)	(554)

Total L-3 shareholders’ equity	5,513	5,463
Noncontrolling interests	75	76

Total equity	5,588	5,539

Total liabilities and equity	$13,880	$13,826

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 29, 2013	March 30, 2012
Net sales:
Products	$1,813	$1,746
Services	1,372	1,414

Total net sales	3,185	3,160

Cost of sales:
Products	1,620	1,546
Services	1,252	1,289

Total cost of sales	2,872	2,835

Operating income	313	325
Interest expense	(43)	(45)
Interest and other income, net	3	3

Income from continuing operations before income taxes	273	283
Provision for income taxes	79	96

Income from continuing operations	194	187
Income from discontinued operations, net of income tax	—	16

Net income	$194	$203
Less: Net income attributable to noncontrolling interests	1	2

Net income attributable to L-3	$193	$201

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.14	$1.88
Discontinued operations	—	0.15

Basic earnings per share	$2.14	$2.03

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.11	$1.86
Discontinued operations	—	0.15

Diluted earnings per share	$2.11	$2.01

Cash dividends paid per common share	$0.55	$0.50

L-3 Holdings’ weighted average common shares outstanding:
Basic	90.3	99.0

Diluted	91.5	100.2

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 29, 2013	March 30, 2012
Net income	$194	$203
Other comprehensive (loss) income:
Foreign currency translation adjustments	(34)	29
Unrealized (losses) gains on hedging instruments(1)	(3)	3
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	13	11

Total other comprehensive (loss) income:	(24)	43

Comprehensive income	170	246
Less: Comprehensive income attributable to noncontrolling interests	1	2

Comprehensive income attributable to L-3	$169	$244

(1)	Amounts are net of an income tax benefit of $2 million and income taxes of $2 million for the quarterly periods ended March 29, 2013 and March 30, 2012, respectively.

(2)	Amounts are net of income taxes of $9 million and $6 million for the quarterly periods ended March 29, 2013 and March 30, 2012, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Quarter ended March 29, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,191	$(554)	$76	$5,539
Net income					193		1	194
Other comprehensive loss						(24)		(24)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.55 per share)					(50)			(50)
Shares issued:
Employee savings plans	0.5		37					37
Exercise of stock options	0.3		16					16
Employee stock purchase plan	0.3		—					—
Stock-based compensation expense			14					14
Treasury stock purchased	(1.6)			(122)				(122)
Other	0.3		(14)					(14)

Balance at March 29, 2013	90.2	$1	$5,366	$(4,610)	$5,334	$(578)	$75	$5,588

For the Quarter ended March 30, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					201		2	203
Other comprehensive income						43		43
Distributions to noncontrolling interests							(3)	(3)
Cash dividends paid on common stock ($0.50 per share)					(49)			(49)
Shares issued:
Employee savings plans	0.6		38					38
Exercise of stock options	0.1		6					6
Employee stock purchase plan	0.4
Stock-based compensation expense			14					14
Treasury stock purchased	(2.0)			(138)				(138)
Other	0.1				(1)			(1)

Balance at March 30, 2012	98.2	$1	$5,121	$(3,754)	$5,792	$(411)	$88	$6,837

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 29, 2013	March 30, 2012
Operating activities:
Net income	$194	$203
Less: Income from discontinued operations, net of tax	—	16

Income from continuing operations	194	187
Depreciation of property, plant and equipment	42	42
Amortization of intangibles and other assets	12	13
Deferred income tax provision	19	20
Stock-based employee compensation expense	14	13
Contributions to employee savings plans in L-3 Holdings’ common stock	32	34
Amortization of pension and postretirement benefit plans net loss and prior service cost	22	17
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	2
Other non-cash items	3	(1)
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures and discontinued operations:
Billed receivables	(146)	(4)
Contracts in process	(106)	(131)
Inventories	13	(39)
Accounts payable, trade	105	97
Accrued employment costs	13	(17)
Accrued expenses	(35)	(120)
Advance payments and billings in excess of costs incurred	(85)	19
Income taxes	51	62
Excess income tax benefits related to share-based payment arrangements	(2)	(1)
Other current liabilities	1	(8)
Pension and postretirement benefits	4	(30)
All other operating activities	(7)	(35)

Net cash from operating activities from continuing operations	146	120

Investing activities:
Business acquisitions, net of cash acquired	—	(205)
Capital expenditures	(49)	(27)
Dispositions of property, plant and equipment	1	—
Other investing activities	(6)	(2)

Net cash used in investing activities from continuing operations	(54)	(234)

Financing activities:
Borrowings under revolving credit facility	477	16
Repayment of borrowings under revolving credit facility	(477)	(16)
Common stock repurchased	(122)	(138)
Dividends paid on L-3 Holdings’ common stock	(52)	(49)
Proceeds from exercises of stock options	18	6
Proceeds from employee stock purchase plan	9	12
Debt issue costs	—	(6)
Excess income tax benefits related to share-based payment arrangements	2	1
Other financing activities	(13)	(5)

Net cash used in financing activities from continuing operations	(158)	(179)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7)	5
Cash from discontinued operations:
Operating activities	—	17

Cash from discontinued operations	—	17

Net decrease in cash and cash equivalents	(73)	(271)
Cash and cash equivalents, beginning of the period	349	764

Cash and cash equivalents, end of the period	$276	$493

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.  Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, platform and logistics solutions for aircrafts, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

The Company has the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform & Logistics Solutions (P&LS) (formerly Aircraft Modernization and Maintenance) and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 21. C3ISR provides products and services for the global ISR market, C3 systems, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas. These business areas include microwave, power & control systems, marine systems international, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defence and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 29, 2013 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L-3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. Approximately 48% of the Company’s net sales in 2012 were accounted for under contract accounting standards, of which, approximately 39% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $10 million, or 3%, for the quarterly period ended March 29, 2013 and $19 million, or 6%, for the quarterly period ended March 30, 2012.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2012.

3.  New Accounting Standards

Effective January 1, 2013, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (loss) (AOCI). This standard requires entities to disclose additional information about reclassification adjustments, including: (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The adoption of this standard resulted in additional disclosures of items reclassified out of AOCI and did not impact the Company’s financial position, results of operations or cash flows. See Note 11 for these additional disclosures.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

4. Dispositions and Acquisitions

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), to its shareholders on July 17, 2012. L-3 incurred transaction expenses in connection with the spin-off of $6 million ($5 million after income taxes) for the quarterly period ended March 30, 2012, which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $6 million to discontinued operations for the quarterly period ended March 30, 2012. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Statement of operations data classified as discontinued operations related to Engility is provided in the table below:

First Quarter Ended
March 30, 2012
(in millions)
Product and service revenues	$428

Operating income from discontinued operations before income taxes	32
Interest expense allocated to discontinued operations	(6)

Income from discontinued operations before income taxes	$26
Income tax expense	10

Income from discontinued operations, net of income tax	$16
Less: Net income from discontinued operations attributable to noncontrolling interests	1

Net income from discontinued operations attributable to L-3	$15

2012 Business Acquisitions

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

During the year ended December 31, 2012, in separate transactions, the Company acquired: (1) the Kollmorgen Electro-Optical (L-3 KEO) business, (2) the assets and liabilities of MAVCO, Inc. (MAVCO), and (3) the commercial aircraft simulation business of Thales Group which was renamed by L-3, Link Simulation & Training U.K. Limited (Link U.K.), for an aggregate purchase price of $349 million. All business acquisitions were financed with cash on hand. Based on the purchase price allocations, the aggregate goodwill recognized for these acquired businesses was $250 million, of which $149 million is expected to be deductible for income tax purposes. The goodwill recognized for these three acquired businesses was assigned to the Electronic Systems segment.

The purchase price and purchase price allocation for MAVCO was finalized as of December 31, 2012, with no significant changes from the preliminary amounts. The purchase price and final purchase price allocation for L-3 KEO is subject to adjustment based on the closing date net working capital and is expected to be completed in the second quarter of 2013. The final purchase price and price allocation for Link U.K. is expected to be completed by the second quarter of 2013. The final purchase price and price allocation for the Link U.K acquisition is subject to adjustment based on the closing date net working capital, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

the preliminary and final purchase price allocations for the L-3 KEO and Link U.K. acquisitions will have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2012, in each case assuming that the business acquisitions completed during the year ended December 31, 2012 had occurred on January 1, 2012.

First Quarter Ended
March 30, 2012
Pro forma net sales	$3,206
Pro forma income from continuing operations	$187
Pro forma net income attributable to L-3	$201
Pro forma diluted earnings per share from continuing operations	$1.86
Pro forma diluted earnings per share	$2.01

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2012.

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	March 29, 2013	December 31, 2012
	(in millions)
Unbilled contract receivables, gross	$2,863	$2,874
Unliquidated progress payments	(1,162)	(1,265)

Unbilled contract receivables, net	1,701	1,609

Inventoried contract costs, gross	1,110	1,111
Unliquidated progress payments	(63)	(68)

Inventoried contract costs, net	1,047	1,043

Total contracts in process	$2,748	$2,652

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

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$110	$91
Add: IRAD and B&P costs	73	82
Other G&A costs	205	213

Total contract costs incurred	278	295

Less: Amounts charged to cost of sales	(275)	(286)

Amounts included in inventoried contract costs at end of the period	$113	$100

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Selling, general and administrative expenses	$72	$70
Research and development expenses	20	21

Total	$92	$91

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 29, 2013	December 31, 2012
	(in millions)
Raw materials, components and sub-assemblies	$155	$168
Work in process	124	124
Finished goods	68	71

Total	$347	$363

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the quarter period ended March 29, 2013.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,804	$1,175	$968	$7,744
Foreign currency translation adjustments(1)	—	(18)	(5)	(1)	(24)

Balance at March 29, 2013	$797	$4,786	$1,170	$967	$7,720

(1)

The decreases in goodwill presented in the Electronic Systems, P&LS and NSS segments were primarily due to the strengthening of the U.S. dollar against the Euro, Canadian dollar and British pound during the quarter ended March 29, 2013.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	March 29, 2013				December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$459	$232	$227	$460	$225	$235
Technology	11	164	100	64	164	98	66
Other	17	27	14	13	27	14	13

Total	17	$650	$346	$304	$651	$337	$314

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	First Quarter Ended
	March 29, 2013	March 30, 2012
Amortization Expense	$9	$11

Based on gross carrying amounts at March 29, 2013, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2013 through 2017 are presented in the table below.

	Year Ending December 31,
	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$38	$42	$37	$31	$29

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 29, 2013	December 31, 2012
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$10	$7
Accrued product warranty costs	73	75
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	86	92
Accrued interest	47	53
Deferred revenues	39	37
Estimated contingent purchase price payable for acquired businesses	4	4
Other	139	130

Total other current liabilities	$398	$398

The table below presents the components of other liabilities.

	March 29, 2013	December 31, 2012
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$140	$137
Deferred compensation	46	43
Accrued workers’ compensation	55	57
Estimated contingent purchase price payable for acquired businesses	5	5
Notes payable and capital lease obligations	22	24
Accrued product warranty costs	18	18
Other	72	89

Total other liabilities	$358	$373

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$93	$94
Acquisitions during the period	—	2
Accruals for product warranties issued during the period	19	16
Settlements made during the period	(20)	(17)
Foreign currency translation adjustments	(1)	1

Balance at end of period	$91	$96

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

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	March 29, 2013	December 31, 2012
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	3,639	3,639
Less: Unamortized discounts	(10)	(10)

Carrying amount of long-term debt	$3,629	$3,629

(1)	At March 29, 2013, L-3 Communications had the availability of substantially all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

(2)

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $109.45) of the then current conversion price (currently $91.21) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $91.21, the aggregate consideration to be delivered upon conversion would be determined based on 7.6 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 3, 2013 was $83.42 per share. Interest expense recognized was $5 million for both quarterly periods ended March 29, 2013 and March 30, 2012. A portion of this interest expense was allocated to discontinued operations for the quarterly period ended March 30, 2012 as a result of the spin-off of Engility. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at March 29, 2013 and December 31, 2012.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of March 29, 2013, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2009 through 2011 were open. The U.S Internal Revenue Service (IRS) announced that it plans to commence an audit of the Company’s 2011 U.S. Federal tax return, the outcome of which cannot be predicted at this time.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The effective tax rate for the quarter ended March 29, 2013 decreased to 28.9% from 33.9% for the quarter ended March 30, 2012 due primarily to the retroactive reinstatement of the U.S. Federal research and experimentation tax credit (R&E Credit). The R&E Credit was retroactively reinstated from January 1, 2012 to December 31, 2013 as part of The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Accounting standards for income taxes require that the impact for tax law changes be recognized in the period that the law is enacted. As a result, the Company recognized a $12 million tax benefit related to the R&E Credit during the first quarter ended March 29, 2013, of which $10 million was attributable to 2012.

As of March 29, 2013, the Company anticipates that unrecognized tax benefits will decrease by approximately $17 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $11 million ($7 million after income taxes) at March 29, 2013 and $11 million ($6 million after income taxes) at December 31, 2012, and potential penalties of $6 million at March 29, 2013 and $7 million at December 31, 2012.

11.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

Amounts reclassified out of AOCI are presented in the tables below:

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$163	$3	$(720)	$(554)
Other comprehensive loss before reclassifications	(34)	(3)	—	(37)
Amounts reclassified from other comprehensive income, net of tax	—	—	13	13

Net current period other comprehensive (loss) income	$(34)	$(3)	$13	$(24)

Balance at March 29, 2013	$129	$—	$(707)	$(578)

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statement of Operations
(in millions)
Amortization of defined benefit pension items:
Prior service costs	$—	(a)
Net loss	22	(a)
Actuarial losses	—	(a)

	22	Income from continuing operations before income taxes
	(9)	Provision for income taxes

Total reclassification for the period	$13	Income from continuing operations

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

12.  Equity

On April 26, 2011, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under both share repurchase programs are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. L-3 Holdings repurchased 1.6 million shares of its common stock at an average price of $77.30 per share for an aggregate amount of $122 million from January 1, 2013 through March 29, 2013.

At March 29, 2013, the remaining dollar value of authorization under the April 26, 2011 share repurchase program was $140 million. From March 30, 2013 through April 30, 2013 (including all share repurchases that settled through May 3, 2013), L-3 Holdings repurchased 569,807 shares of its common stock at an average price of $81.50 per share for an aggregate amount of $46 million under the April 26, 2011 share repurchase program, which expired on April 30, 2013. At March 29, 2013, the Company had the full authorization of the $1.5 billion February 5, 2013 share repurchase program available.

On February 5, 2013, L-3 Holdings’ Board of Directors declared a cash dividend of $0.55 per share, which resulted in the Company paying total cash dividends of $50 million on March 15, 2013. In addition, during the quarter ended March 29, 2013, the Company paid $2 million of previously accrued dividends for employee held stock-awards. Also, on April 30, 2013, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on June 17, 2013, to shareholders of record at the close of business on May 17, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions, except per share data)
Reconciliation of net income:
Net income	$194	$203
Net income from continuing operations attributable to noncontrolling interests	(1)	(1)
Net income from discontinued operations attributable to noncontrolling interests	—	(1)

Net income attributable to L-3 Holdings’ common shareholders	$193	$201

Earnings attributable to L-3 Holdings’ common shareholders:
Continuing operations	$193	$186
Discontinued operations, net of income tax	—	15

Net income attributable to L-3 Holdings’ common shareholders	$193	$201

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	90.3	99.0

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.14	$1.88
Discontinued operations, net of income tax	—	0.15

Basic earnings per share	$2.14	$2.03

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	90.3	99.0
Assumed exercise of stock options	3.4	1.2
Unvested restricted stock awards	1.7	2.0
Employee stock purchase plan contributions	0.2	0.3
Performance unit awards	0.1	0.1
Assumed purchase of common shares for treasury	(4.2)	(2.4)
Assumed conversion of the CODES(1)	—	—

Common and potential common shares	91.5	100.2

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.11	$1.86
Discontinued operations, net of income tax	—	0.15

Diluted earnings per share	$2.11	$2.01

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly periods ended March 29, 2013 or March 30, 2012 as the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of March 29, 2013, the conversion price was $91.21.

The computation of diluted EPS excluded 1.8 million and 3.7 million of stock options for the quarterly periods ended March 29, 2013 and March 30, 2012, respectively, as they were anti-dilutive.

14.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 29, 2013			December 31, 2012
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$84	$—	$—	$284	$—	$—
Derivatives (foreign currency forward contracts)	—	7	—	—	8	—

Total Assets	$84	$7	$—	$284	$8	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$5	$—	$—	$3	$—

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

15.  Financial Instruments

At March 29, 2013 and December 31, 2012, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	March 29, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,940	$3,285	$2,940	$3,301
CODES(1)	689	698	689	697
Foreign currency forward contracts(2)	2	2	5	5

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 29, 2013:

Currency	Notional Amount
(in millions)
Canadian dollar	$129
U.S. dollar	127
Euro	71
British pound	21

Total	$348

At March 29, 2013, the Company’s foreign currency forward contracts had maturities through 2018.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at March 29, 2013 and December 31, 2012.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 29, 2013				December 31, 2012
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$4	$3	$4	$1	$4	$4	$2	$1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$3	$4	$1	$4	$4	$2	$1

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly periods ended March 29, 2013 and March 30, 2012. At March 29, 2013, the estimated amount of existing gains that are expected to be reclassified into income within the next 12 months is $1 million.

17.  Commitments and Contingencies

Guarantees

In connection with the spin-off of Engility, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 29, 2013, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. The Company believes that the ruling and the damages awarded are inconsistent with the law and evidence presented, and accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, 11 out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Components of net periodic benefit cost:
Service cost	$32	$30	$1	$1
Interest cost	33	33	2	3
Expected return on plan assets	(42)	(35)	(1)	(1)
Amortization of prior service credits	—	—	1	—
Amortization of net loss (gain)	22	17	(1)	—
Curtailment loss	—	1	—	—

Net periodic benefit cost	$45	$46	$2	$3

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Contributions. For the year ending December 31, 2013, the Company currently expects to contribute cash of approximately $165 million to its pension plans, which includes $95 million of voluntary contributions, and approximately $11 million to its postretirement benefit plans. The Company contributed cash of $18 million to its pension plans and $2 million to its postretirement benefit plans during the quarterly period ended March 29, 2013.

19.  Employee Stock-Based Compensation

On February 20, 2013, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 741,692 stock options with an exercise price equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options awarded on February 20, 2013, was $12.09 per option and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.6
Expected volatility	26.4%
Expected dividend yield	3.6%
Risk-free interest rate	1.0%

Restricted Stock Units. The Company granted 588,968 restricted stock units with a weighted average grant date fair value of $77.00 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 61,690 performance units with a weighted average grant date fair value per unit of $77.00. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2015. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock based on the then existing closing price at the end of the performance period.

20.  Supplemental Cash Flow Information

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Interest paid on outstanding debt	$48	$48
Income tax payments	19	35
Income tax refunds	10	11

21.  Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

included in the Company’s measure of segment profitability. Certain corporate expenses of $5 million for the first quarter ended March 30, 2012, that had previously been allocated to the Engility businesses were retained by the Company and have been allocated to L-3’s four reportable segments.

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Net sales:
C3ISR	$892	$889
Electronic Systems	1,388	1,354
P&LS	681	670
NSS	331	350
Elimination of intercompany sales	(107)	(103)

Consolidated total	$3,185	$3,160

Operating income:
C3ISR	$91	$93
Electronic Systems	144	151
P&LS	57	62
NSS	21	19

Consolidated total	$313	$325

Depreciation and amortization:
C3ISR	$11	$11
Electronic Systems	36	36
P&LS	4	5
NSS	3	3

Consolidated total	$54	$55

	March 29, 2013	December 31, 2012
	(in millions)
Total assets:
C3ISR	$2,081	$2,030
Electronic Systems	8,133	8,062
P&LS	2,102	1,997
NSS	1,284	1,228
Corporate	280	509

Consolidated total	$13,880	$13,826

22.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company has completed employment reduction actions across several of its businesses to reduce both direct

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded $5 million in employee severance and other termination costs for approximately 350 employees during the quarterly period ended March 29, 2013. During the year ended December 31, 2012, the Company recorded a total of $23 million in employee severance and other termination costs for approximately 1,600 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid for these initiatives was $7 million at March 29, 2013 and $9 million at December 31, 2012. Employee severance and other termination costs incurred by reportable segment for the quarterly periods ended March 29, 2013 and March 30, 2012 are presented in the table below.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Reportable Segment
Electronic Systems	$4	$4
P&LS	—	3
NSS	1	—

Consolidated	$5	$7

23.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

Prior to the spin-off of Engility on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings. Therefore, the results of operations and cash flows of the Engility businesses have been reclassified from guarantor subsidiaries to L-3 Communications as discontinued operations in the following condensed combining financial information.

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
	(in millions)
Condensed Combining Balance Sheets:
At March 29, 2013:
Current assets:
Cash and cash equivalents	$—	$66	$—	$223	$(13)	$276
Billed receivables, net	—	383	508	217	—	1,108
Contracts in process	—	1,031	1,320	397	—	2,748
Other current assets	—	258	118	182	—	558

Total current assets	—	1,738	1,946	1,019	(13)	4,690
Goodwill	—	2,246	4,333	1,141	—	7,720
Other assets	—	754	523	193	—	1,470
Investment in and amounts due from consolidated subsidiaries	6,202	7,107	3,463	—	(16,772)	—

Total assets	$6,202	$11,845	$10,265	$2,353	$(16,785)	$13,880

Current liabilities	$—	$916	$1,019	$645	$(13)	$2,567
Amounts due to consolidated subsidiaries	—	—	—	268	(268)	—
Other long-term liabilities	—	1,787	206	103	—	2,096
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,332	1,225	1,016	(970)	8,292

L-3 shareholders’ equity	5,513	5,513	9,040	1,337	(15,890)	5,513
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,513	5,513	9,040	1,337	(15,815)	5,588

Total liabilities and equity	$6,202	$11,845	$10,265	$2,353	$(16,785)	$13,880

At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	945	1,351	356	—	2,652
Other current assets	—	248	163	191	—	602

Total current assets	—	1,729	1,955	1,026	(139)	4,571
Goodwill	—	1,993	4,586	1,165	—	7,744
Other assets	—	734	565	212	—	1,511
Investment in and amounts due from consolidated subsidiaries	6,152	7,204	3,326	43	(16,725)	—

Total assets	$6,152	$11,660	$10,432	$2,446	$(16,864)	$13,826

Current liabilities	$—	$823	$1,255	$658	$(139)	$2,597
Other long-term liabilities	—	1,745	210	106	—	2,061
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,197	1,465	764	(828)	8,287

L-3 shareholders’ equity	5,463	5,463	8,967	1,682	(16,112)	5,463
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,463	5,463	8,967	1,682	(16,036)	5,539

Total liabilities and equity	$6,152	$11,660	$10,432	$2,446	$(16,864)	$13,826

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 29, 2013:
Total net sales	$—	$938	$1,735	$591	$(79)	$3,185
Total cost of sales	14	866	1,554	531	(93)	2,872

Operating (loss) income	(14)	72	181	60	14	313
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	2	—	1	—	3

(Loss) income before income taxes	(19)	31	181	61	19	273
(Benefit) provision for income taxes	(5)	9	52	18	5	79
Equity in net income of consolidated subsidiaries	207	171	—	—	(378)	—

Net income	193	193	129	43	(364)	194
Net income attributable to noncontrolling interests	—	—	—	—	1	1

Net income attributable to L-3	$193	$193	$129	$43	$(365)	$193

Comprehensive income attributable to L-3	$169	$169	$129	$6	$(304)	$169

For the quarter ended March 30, 2012:
Total net sales	$—	$904	$1,770	$566	$(80)	$3,160
Total cost of sales	13	830	1,601	484	(93)	2,835

Operating (loss) income	(13)	74	169	82	13	325
Interest expense	(5)	(45)	—	—	5	(45)
Interest and other income, net	—	3	—	—	—	3

(Loss) income from continuing operations before income taxes	(18)	32	169	82	18	283
(Benefit) provision for income taxes	(6)	11	57	28	6	96
Equity in net income of consolidated subsidiaries from continuing operations	213	164	—	—	(377)	—

Income from continuing operations	201	185	112	54	(365)	187
Income from discontinued operations, net of income tax	—	16	—	—	—	16

Net income	201	201	112	54	(365)	203
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$201	$201	$112	$54	$(367)	$201

Comprehensive income attributable to L-3	$244	$244	$115	$84	$(443)	$244

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:

For the quarter ended March 29, 2013:
Operating activities:
Net cash from operating activities	$174	$92	$73	$24	$(217)	$146

Investing activities:
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(25)	(25)	(4)	—	(54)

Net cash used in investing activities	(13)	(25)	(25)	(4)	13	(54)

Financing activities:
Common stock repurchased	(122)	—	—	—	—	(122)
Dividends paid on L-3 Holdings’ common stock	(52)	—	—	—	—	(52)
Dividends paid to L-3 Holdings	—	(174)	—	—	174	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	(86)	(48)	(32)	169	16

Net cash used in financing activities	(161)	(247)	(48)	(32)	330	(158)

Effect of foreign currency exchange rate changes on cash	—	—	—	(7)	—	(7)

Net (decrease) increase in cash	—	(180)	—	(19)	126	(73)
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$66	$—	$223	$(13)	$276

For the quarter ended March 30, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$187	$75	$44	$41	$(227)	$120

Investing activities:
Business acquisitions, net of cash acquired	—	(205)	—	—	—	(205)
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(16)	(10)	(3)	—	(29)

Net cash used in investing activities from continuing operations	(13)	(221)	(10)	(3)	13	(234)

Financing activities:
Common stock repurchased	(138)	—	—	—	—	(138)
Dividends paid on L-3 Holdings’ common stock	(49)	—	—	—	—	(49)
Dividends paid to L-3 Holdings	—	(187)	—	—	187	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	(51)	(27)	(52)	125	8

Net cash used in financing activities from continuing operations	(174)	(225)	(27)	(52)	299	(179)

Effect of foreign currency exchange rate changes on cash	—	—	—	5	—	5
Net increase in cash and cash equivalents of discontinued operations	—	17	—	—	—	17

Net (decrease) increase in cash	—	(354)	7	(9)	85	(271)
Cash and cash equivalents, beginning of the period	—	644	—	222	(102)	764

Cash and cash equivalents, end of the period	$—	$290	$7	$213	$(17)	$493

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, platform and logistics solutions for aircrafts, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

For the year ended December 31, 2012, we generated sales of $13.1 billion. Our primary customer was the DoD. The table below presents a summary of our 2012 sales by end customer and the percent contributed by each to our total 2012 sales. We currently expect sales to the DoD to decline to 68% of total 2013 sales as compared to 71% of total 2012 sales. The table below presents a summary of our 2012 sales by major category of end customer.

	2012 Sales	% of 2012 Sales
	(in millions)
DoD	$9,376	71%
Other U.S. Government	650	5

Total U.S. Government	10,026	76%
Foreign governments	1,463	11
Commercial — foreign	985	8
Commercial — domestic	672	5

Total sales	$13,146	100%

We have the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform & Logistics Solutions (P&LS) (formerly Aircraft Modernization and Maintenance), and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 21 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, C3 systems, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas. These business areas include microwave, power & control systems, marine systems international, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defence (DND) and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 76% of our 2012 sales, and were primarily to DoD customers, which comprised 71% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, and especially DoD budget levels.

Recent DoD budgets are declining, compared to the DoD budget growth that occurred during the last decade. The total DoD budget (base and Overseas Contingency Operations (OCO)) for the fiscal year ended September 30, 2012 (FY 2012) was $646 billion representing a decline of 6% compared to FY 2011. On March 26, 2013, the Consolidated and Further Continuing Appropriations Act of 2013 (CFCA) was enacted, which extends funding for the operation of all Federal agencies through September 30, 2013, including a full year of appropriations for the DoD. The total DoD enacted budget for the fiscal year ended September 30, 2013 (FY 2013) is $606 billion and includes $518 billion for the base budget and $88 billion for OCO, representing a 6% decline compared to FY 2012. The DoD budget declines in FY 2012 and FY 2013 are primarily due to lower OCO budgets relating to the U.S. military drawdowns from Iraq and Afghanistan.

The Obama Administration (“Administration”) submitted its FY 2014 Proposed Budget Request (PBR) to Congress on April 10, 2013 that requested a base budget of $527 billion and a placeholder for OCO of $88 billion. The FY 2014 PBR retains the national security strategy that was revised in the FY 2013 plan (February 2012) along five core tenets to: (1) resize U.S. Armed Forces to be smaller and leaner, but agile, flexible, ready and technologically advanced, (2) rebalance DoD’s global posture and presence to emphasize the Asia-Pacific region and the Middle East, (3) build innovative partnerships and strengthen key alliances and partnerships in all regions, (4) ensure that the U.S. can quickly confront and defeat aggression from any adversary — anytime, anywhere, and (5) protect investments in key technology areas and new capabilities, as well as DoD’s capacity to grow, adapt, and mobilize as needed. The table below presents the FY 2011 through FY 2013 enacted DoD budgets and the Administration’s DoD budget requests for FY 2014 to FY 2018, as provided in the FY 2014 PBR.

Fiscal Year (Ending September 30)	Base	OCO	Total	Annual Total Budget Change
	(in billions)
2011	$528	$159	$687	0%
2012	$531	$115	$646	-6%
2013	$518	$88	$606	-6%
2014	$527	$88	$615	+1%
2015	$541	$37	$578	-6%
2016	$551	$37	$588	+2%
2017	$560	$37	$597	+2%
2018	$569	$37	$606	+2%

Additionally, on March 1, 2013, the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA), became effective and will reduce the FY 2013 DoD base budget by approximately $41 billion and the FY 2014 PBR base budget by approximately $52 billion. The FY 2013 CFCA, FY 2014 PBR and proposed DoD budgets through FY 2018 (summarized in the table above) do not include the sequestration cuts. Including the sequestration cuts, the FY 2013 enacted base budget will be reduced to approximately $477 billion, a 10% decline compared to the FY 2012 base budget, and the FY 2014 base budget would be reduced to approximately $475 billion. As a result, it is difficult to predict the outcome of ongoing budget negotiations between the Administration and Congress, their timing, or the effect on the FY 2013, FY 2014 and future fiscal years DoD budgets.

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which can negatively impact our results of operations and cash flows. Significant uncertainty exists regarding how sequestration cuts will be implemented and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Further, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. Currently, there is insufficient information to determine the full impact of the DoD sequestration cuts on our 2013 results of operations and cash flows, including their potential our goodwill balances. Depending on how the sequestration cuts are implemented, we believe they could have a material, negative impact on our results of operations and cash flows in the current year and in the future and could potentially trigger goodwill impairment charges. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Commercial and International Markets. Sales to end customers other than the U.S. Government represented 24% of our 2012 sales. These sales are generally affected by global economic conditions for our commercial end markets and foreign government security and military priorities, as well as the fiscal situations of our foreign government end customers.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are sales and operating income trends. Management believes that these financial performance measures are the primary growth drivers for our earnings and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, and not by type or amount of operating costs.

One of our primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, which we define as operating income as a percentage of sales, because sales growth combined with operating margin levels determine our operating income levels.

Sales Trend. For the year ended December 31, 2012, consolidated net sales of $13,146 million declined by 0.1%, comprised of an organic sales decline of 1.6%, partially offset by net sales from business acquisitions of 1.5%. For the quarter ended March 29, 2013 (2013 First Quarter), consolidated net sales of $3,185 million increased by $25 million, or 0.8%, due to net sales from acquisitions of $48 million, or 1.5%, partially offset by a decline in organic sales of $23 million, or 0.7%, compared to the quarter ended March 30, 2012 (2012 First Quarter). See Results of Operations, including segment results below for a discussion of sales.

For the year ended December 31, 2012 our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our P&LS segment. Under this contract, which generated approximately 4% of our 2012 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

Our sales trends are highly correlated to DoD budget levels because we derived approximately 71% of our 2012 sales from the DoD. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and the outcome of the BCA sequestration cuts and continuing budget negotiations. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with

DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Trend. Operating income for the 2013 First Quarter was $313 million, a decrease of 4% from $325 million for the 2012 First Quarter. Our operating income as a percentage of sales (operating margin) was 9.8% for the 2013 First Quarter, a decrease of 50 basis points from 10.3% for the 2012 First Quarter. See Results of Operations, including segment results below for a discussion of operating margin.

We remain focused on increasing operating margin, to the extent possible, by reducing our indirect costs and improving our overall contract performance. Our 2013 First Quarter operating margin was lower than our 2012 First Quarter operating margin and we expect our 2013 annual operating margin to decline as compared to 2012. While we are taking actions in an effort to maintain and increase operating margin, these efforts may not be successful. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, changes in our annual pension expense and our consolidated sales levels could also result in lower operating margin.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2012. On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. (Engility), to our shareholders. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for the impact of the spin-off of Engility on our 2012 First Quarter financial results.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. The following information for the 2012 First Quarter has been adjusted to reflect the spin-off of Engility and related classification of assets, liabilities, non-controlling interests, results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a discussion of our 2012 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for L-3 for the 2013 First Quarter compared with the 2012 First Quarter.

	First Quarter Ended
(in millions, except per share data)	March 29, 2013	March 30, 2012	Increase/ (decrease)
Net sales	$3,185	$3,160	$25
Operating income	$313	$325	$(12)
Operating margin	9.8%	10.3%	(50)	bpts
Interest expense	$43	$45	$(2)
Interest and other income, net	$3	$3	$—
Effective income tax rate	28.9%	33.9%	(500)	bpts
Net income from continuing operations attributable to L-3	$193	$186	$7
Diluted earnings per share from continuing operations	$2.11	$1.86	$0.25
Diluted weighted average common shares outstanding	91.5	100.2	(8.7)

Net Sales: For the 2013 First Quarter, consolidated net sales of $3.2 billion increased $25 million, or 1%, compared to the 2012 First Quarter. Sales growth primarily in the Electronic Systems segment was partially offset by lower sales from the NSS segment. Acquired businesses, which are all included in the Electronic Systems segment, added $48 million to net sales in the 2013 First Quarter. Net sales to commercial and international government end customers increased 18% or $122 million, including $41 million from acquired businesses. These sales increased to $807 million, or 25% of 2013 First Quarter net sales, compared to $685 million, or 22% of 2012 First Quarter net sales.

Sales from products, which primarily include products from our C3ISR and Electronic Systems segments, increased by $67 million to $1,813 million, representing approximately 57% of consolidated net sales for the 2013 First Quarter, compared to $1,746 million, or approximately 55% of consolidated net sales for the 2012 First Quarter. Sales from products increased primarily due to sales from the Link U.K. acquisition and organic sales growth primarily for: (1) ISR Systems primarily due to small ISR aircraft sales, (2) Platform Systems due to increased volume for EC-130 aircraft for the U.S. Air Force (USAF), international head-of-state aircraft and the Australia C-27J, (3) Simulation & Training due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, (4) Microwave Products due to increased deliveries of mobile and ground-based satellite communication systems and (5) Precision Engagement due to increased deliveries of ordnance products. These increases were partially offset by sales declines for: (1) Networked Communications due to declining U.S. Army demand for remote video terminals and lower volume for manned and unmanned platforms, (2) Sensor Systems due to lower volume for airborne EO/IR turrets for Persistent Threat Detection Systems (PTDS) due to the U.S. military troop drawdown in Afghanistan (partially offset by increased volume for force protection products to a foreign ministry of defense), (3) Space & Propulsion Systems primarily due to certain funding constraints for the Missile Defense Agency’s (MDA) air-launched target programs, and (4) Power & Control Systems due to lower demand for commercial shipbuilding products.

Sales from services, which include services performed by businesses primarily in our C3ISR, P&LS, and NSS segments decreased by $42 million to $1,372 million, representing approximately 43% of consolidated net sales for the 2013 First Quarter, compared to $1,414 million, or approximately 45% of consolidated net sales for the 2012 First Quarter. Sales from services decreased primarily due to: (1) a decline for logistics support services due to the competitive loss of a task order for U.S. Army contract field team support services, and (2) less demand and work share for information technology (IT) support services for the U.S. Special Operations Command (USSOCOM).

See the segment results below for additional discussion of our sales.

Operating income and operating margin: Operating income for the 2013 First Quarter of $313 million decreased $12 million, or 4%, as compared to the 2012 First Quarter. Operating margin decreased by 50 basis points to 9.8% for the 2013 First Quarter compared to 10.3% for the 2012 First Quarter. The decrease in operating margin is primarily due to sales mix changes. In addition, higher pension expense of $4 million ($3 million after income tax, or $0.03 per diluted share) reduced operating margin by 10 basis points.

See the segment results below for additional discussion of our operating margin.

Interest expense: Interest expense declined by $2 million, as lower outstanding debt reduced interest expense by $8 million, which was partially offset by $6 million of interest expense that was allocated to discontinued operations in the 2012 First Quarter.

Effective income tax rate: The effective tax rate for the 2013 First Quarter decreased to 28.9% from 33.9% for the same period last year. The decrease is due to a $12 million tax benefit for the retroactive reinstatement in January 2013 of the U.S. Federal research and experimentation tax credit for all of 2012 and 2013, of which $10 million ($0.11 per diluted share) relates to the 2012 benefit.

Net income from continuing operations attributable to L-3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L-3 in the 2013 First Quarter increased 4% to $193 million compared to the 2012 First Quarter, and diluted EPS from continuing operations increased 13% to $2.11 from $1.86.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2013 First Quarter declined by 9% compared to the 2012 First Quarter. The decrease was primarily due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	First Quarter Ended
	March 29, 2013	March 30, 2012
Net sales:(1)
C3ISR	$888.4	$886.1
Electronic Systems	1,349.9	1,312.6
P&LS	616.5	614.0
NSS	329.7	347.7

Consolidated net sales	$3,184.5	$3,160.4

Operating income:
C3ISR	$91.5	$92.6
Electronic Systems	143.7	151.5
P&LS	57.5	62.3
NSS	20.6	18.9

Consolidated operating income	$313.3	$325.3

Operating margin:
C3ISR	10.3%	10.5%
Electronic Systems	10.6%	11.5%
P&LS	9.3%	10.1%
NSS	6.2%	5.4%
Consolidated operating margin	9.8%	10.3%

(1)	Net sales are after intercompany eliminations.

C3ISR

	First Quarter Ended
	March 29, 2013	March 30, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$888.4	$886.1	$2.3
Operating income	$91.5	$92.6	$(1.1)
Operating margin	10.3%	10.5%	(20)	bpts

C3ISR net sales for the 2013 First Quarter increased by $2 million compared to the 2012 First Quarter. Sales increased by $68 million for ISR Systems primarily due to small ISR aircraft sales to the DoD and higher volume for foreign military customers. These increases were partially offset by a $66 million decrease in sales primarily for Networked Communication Systems due to: (1) declining U.S. Army demand for remote video terminals and

(2) lower volume for manned and unmanned platforms for DoD customers as the production work for certain contracts near completion, including contracts for vehicle mounted satellite communication ground stations and datalinks for unmanned aircraft.

C3ISR operating income for the 2013 First Quarter decreased by $1 million, or 1%, compared to the 2012 First Quarter. Operating margin decreased by 20 basis points to 10.3%. Operating margin declined by 200 basis points due to higher development and material costs for Networked Communication Systems and 50 basis points due to higher pension expense of $4 million. These decreases were partially offset primarily by favorable sales mix changes at ISR Systems.

Electronic Systems

	First Quarter Ended
	March 29, 2013	March 30, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,349.9	$1,312.6	$37.3
Operating income	$143.7	$151.5	$(7.8)
Operating margin	10.6%	11.5%	(90)	bpts

Electronic Systems net sales for the 2013 First Quarter increased by $37 million, or 3%, compared to the 2012 First Quarter. Sales increased: (1) $49 million for Simulation & Training, $29 million due to the Link U.K. acquisition and $20 million primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program and upgrades for F/A-18 trainers, (2) $16 million for Precision Engagement primarily due to increased deliveries of ordnance products, (3) $14 million for Microwave Products primarily due to increased deliveries of mobile and ground-based satellite communication systems for the U.S. military and (4) $11 million for Marine Services primarily due to volume for the landing craft air cushion vehicle service life extension program. These increases were partially offset by sales decreases of: (1) $12 million for Sensor Systems ($44 million of lower volume primarily for airborne EO/IR turrets for the PTDS contract due to the U.S. military troop drawdown in Afghanistan, partially offset by $18 million in increased volume for force protection products to a foreign ministry of defense and sales of $14 million from the L-3 KEO acquisition), (2) $26 million for Power & Control Systems primarily due to lower demand for commercial shipbuilding products and (3) $15 million for Space & Propulsion Systems primarily due to certain funding constraints for the MDA’s air-launched target programs.

Electronic Systems operating income for the 2013 First Quarter decreased by $8 million, or 5%, compared to the 2012 First Quarter. Operating margin decreased by 90 basis points to 10.6%. Operating margin declined by 190 basis points due to the decreases in sales for Sensor Systems, Power & Control Systems and Space & Propulsion Systems discussed above and 70 basis points primarily due to sales mix changes. These decreases were partially offset by 170 basis points due to improved contract performance during the 2013 First Quarter compared to the 2012 First Quarter, because the 2012 First Quarter included unfavorable contract performance adjustments, primarily for Microwave Products and Space & Propulsion Systems.

P&LS

	First Quarter Ended
	March 29, 2013	March 30, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$616.5	$614.0	$2.5
Operating income	$57.5	$62.3	$(4.8)
Operating margin	9.3%	10.1%	(80)	bpts

P&LS net sales for the 2013 First Quarter increased by $3 million compared to the 2012 First Quarter. Platform Solutions sales increased by $56 million, which was nearly fully offset by a sales decline of $53 million for Logistics Solutions. The Platform Solutions sales increase was primarily due to increased volume for aircraft maintenance for the DND, EC-130 aircraft for the USAF, international head-of-state aircraft modifications and the Australia C-27J. The decrease in Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012.

P&LS operating income for the 2013 First Quarter decreased by $5 million, or 8%, compared to the 2012 First Quarter. Operating margin declined by 80 basis points to 9.3% primarily due to lower margin sales mix for Platform Solutions.

NSS

	First Quarter Ended
	March 29, 2013	March 30, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$329.7	$347.7	$(18.0)
Operating income	$20.6	$18.9	$1.7
Operating margin	6.2%	5.4%	80	bpts

NSS net sales for the 2013 First Quarter decreased by $18 million, or 5%, compared to the 2012 First Quarter primarily due to less demand for USSOCOM IT support services, as our previous single-award contract converted to several multiple-award contracts which reduced our work share.

NSS operating income for the 2013 First Quarter increased by $2 million, or 9%, compared to the 2012 First Quarter. Operating margin increased by 80 basis points to 6.2%. Operating margin increased by 60 basis points due to higher margin sales mix and 20 basis points primarily due to higher award fees on an IT operation and maintenance support contract.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 29, 2013, we had total cash and cash equivalents of $276 million as compared to $349 million at December 31, 2012. While no amounts of the cash and cash equivalents are considered restricted, $208 million was held by the Company’s foreign subsidiaries at March 29, 2013. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $146 million of cash from operating activities during the 2013 First Quarter. Significant cash used during the 2013 First Quarter included $122 million to repurchase shares of our common stock, $52 million paid for dividends and $49 million for capital expenditures.

As of March 29, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables increased by $140 million to $1,108 million at March 29, 2013, from $968 million at December 31, 2012 due to the timing of billings and collections primarily for Platform Solutions, ISR Systems and Networked Communication Systems.

Contracts in process increased by $96 million to $2,748 million at March 29, 2013, from $2,652 million at December 31, 2012 due to: (1) an increase of $97 million in unbilled contracts receivables and (2) an increase of $9 million in inventoried contracts cost. These increases were partially offset by $10 million of foreign currency translation adjustments. The increase in unbilled contracts receivables is due to liquidation of progress payments on deliveries of Networked Communication Systems and Joint Cargo Aircraft. The increase in inventoried contact costs is due to the timing of deliveries across several business areas, primarily Microwave Products.

L-3’s receivables days sales outstanding (DSO) was 77 at March 29, 2013, compared with 71 at December 31, 2012 and 76 at March 30, 2012. The increase in DSO was primarily due to the increase in our net billed and unbilled contract receivables. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 29, 2013, 366 days at December 31, 2012 and 364 days at March 30, 2012). Our trailing 12 month pro forma sales were $13,220 million at March 29, 2013, $13,240 million at December 31, 2012 and $13,407 million at March 30, 2012.

The decrease in inventories was primarily due to shipments for Microwave Products and $4 million for foreign currency translation adjustments, partially offset by higher inventory for Warrior Systems to support customer demand.

The decrease in other current assets is primarily due to the application of accrued U.S. Federal income tax overpayments to offset estimated tax payments, partially offset by insurance payments for annual policies.

Goodwill decreased by $24 million to $7,720 million at March 29, 2013 from $7,744 million at December 31, 2012. The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,804	$1,175	$968	$7,744
Foreign currency translation adjustments(1)	—	(18)	(5)	(1)	(24)

Balance at March 29, 2013	$797	$4,786	$1,170	$967	$7,720

(1)

The decreases in goodwill presented in the Electronic Systems, P&LS and NSS segments were primarily due to the strengthening of the U.S. dollar against the Euro, Canadian dollar and British pound during the quarter ended March 29, 2013.

The decrease in identifiable intangible assets was primarily due to amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Platform Solutions, ISR Systems and Sensor Systems and $7 million of foreign currency translation adjustments.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expense (excluding amortization of net losses) exceeding cash contributions during the 2013 First Quarter. We expect to contribute cash of approximately $165 million to our pension plans in 2013, including $95 million of voluntary contributions, of which $18 million was contributed during the 2013 First Quarter.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2013 First Quarter Compared with 2012 First Quarter

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 29, 2013	March 30, 2012
	(in millions)
Net cash from operating activities from continuing operations	$146	$120
Net cash used in investing activities from continuing operations	(54)	(234)
Net cash used in financing activities from continuing operations	(158)	(179)

Operating Activities — Continuing Operations

We generated $146 million of cash from operating activities during the 2013 First Quarter, an increase of $26 million compared with $120 million generated during the 2012 First Quarter. The increase was due to: (1) an increase in income from continuing operations of $7 million, (2) higher non-cash expenses of $6 million, and (3) $13 million of less cash used for changes in operating assets and liabilities primarily due to lower income tax payments. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities — Continuing Operations

During the 2013 First Quarter, we used $54 million of cash, including $49 million for capital expenditures. The 2012 First Quarter includes $205 million of cash used for the L-3 KEO business acquisition and $27 million for capital expenditures.

Financing Activities — Continuing Operations

Debt

At March 29, 2013 and December 31, 2012, total outstanding debt was $3,629 million, of which $2,940 million was senior debt and $689 million was CODES. At March 29, 2013, there were no borrowings outstanding under our $1 billion Amended and Restated Revolving Credit Facility and we had substantially all of our $1 billion facility available for borrowings. We also had $492 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers, at March 29, 2013. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 29, 2013, our outstanding debt matures between November 15, 2016 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 29, 2013.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants and cross default provisions. As of March 29, 2013, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $109.45) of the then current conversion price (currently $91.21) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on May 3, 2013 was $83.42 per share.

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

Equity

Repurchases of L-3 Holdings’ common stock, under the share repurchase programs approved by the Board of Directors, are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings’ common stock during the 2013 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 29, 2013	1,571,672	$77.30	$122

At March 29, 2013, the remaining dollar value under the April 26, 2011 share repurchase program approved by L-3 Holdings’ Board of Directors was $140 million. From March 30, 2013 through April 30, 2013 (including all share repurchases that settled through May 3, 2013), L-3 Holdings repurchased 569,807 of its common stock at an average price of $81.50 per share for an aggregate amount of $46 million under the April 26, 2011 share repurchase program, which expired on April 30, 2013. At March 29, 2013, the Company had the full authorization of the $1.5 billion February 5, 2013 share repurchase program available.

During the 2013 First Quarter, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions	)
February 5, 2013	March 1, 2013	$0.55	March 15, 2013	$50

In addition to the dividends in the table above, the Company paid $2 million of previously accrued dividends for employee held stock-awards during the quarterly period ended March 29, 2013.

On April 30, 2013, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on June 17, 2013, to shareholders of record at the close of business on May 17, 2013.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2013 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed funding of the Department of Defense (DoD) budget; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s in-sourcing and efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type contracts; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

Our forward-looking statements speak only as of the date of this report or as of the date they were made, and we undertake no obligation to update forward-looking statements. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent annual report on Form 10-K for the year ended December 31, 2012 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivative Financial Instruments and Other Market Risks,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2013 First Quarter. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 29, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 29, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM  1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, which could materially affect our business, financial condition or future results. Other than as described in “Business Environment”, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2013 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
January 1 — January 31, 2013	820,227	$77.81	820,227	$198
February 1 — February 28, 2013	542,785	$76.79	542,785	$1,656
March 1— March 29, 2013	208,660	$76.65	208,660	$1,640

Total	1,571,672	$77.30	1,571,672

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on April 26, 2011, which had a remaining dollar value of authorization of $140 million at March 29, 2013. The April 26, 2011 share repurchase program expired on April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its shares of common stock through June 30, 2015. At March 29, 2013, the full authorization of the $1.5 billion February 5, 2013 share repurchase program was available.

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
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2013

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).

3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.4	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

4.6	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.7	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.8	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.9	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

4.10	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).

10.2	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).

10.3	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).

†*10.4	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version).

†*10.5	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Version).

†*10.6	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Direct Report Version).

†*10.7	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (Non-Employee Directors Version).

†*10.8	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2013 Version).

†*10.9	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2013 Version).

Exhibit No.	Description of Exhibits

†*10.10	Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013.

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of March 29, 2013 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.