Form 10-K
period 2016-12-31
L3 TECHNOLOGIES, INC.
filed 2017-02-23
CIK 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-14141

L3 TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of the delinquent filer pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒  No

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 24, 2016 was approximately $10.8 billion. For purposes of this calculation, the registrant has assumed that the directors and executive officers are affiliates.

There were 77,798,844 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Shareholders, to be held on May 9, 2017, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2016.

L3 TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

PART I

Effective December 31, 2016, L-3 Communications Holdings, Inc. merged into L-3 Communications Corporation and then L-3 Communications Corporation changed its name to L3 Technologies, Inc. References to “L3”, “Company”, “we”, “us” and “our” in this filing on Form 10-K refer to L3 Technologies, Inc.

Item 1. Business

Overview

L-3 Communications Holdings, Inc. (L-3 Holdings), a Delaware corporation organized in April 1997, derived all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Corp). On December 31, 2016, we completed an internal reorganization to eliminate our holding company structure. Pursuant to the reorganization, L-3 Holdings was merged (the Merger) with and into L-3 Corp, with the subsidiary being the surviving entity in the Merger (the Surviving Entity). Immediately following the completion of the Merger, the name of the Surviving Entity was changed to L3 Technologies, Inc. (the Name Change).

As a result of the Merger and the Name Change, all outstanding shares of L-3 Holdings’ common stock were automatically converted into the same number of shares of common stock of L3 Technologies, Inc., with economic, voting and other rights that are substantially identical. The common stock of L3 Technologies, Inc. commenced trading effective January 3, 2017 (the first trading day of 2017) on the New York Stock Exchange under the ticker symbol “LLL”, the same ticker symbol previously used by us.

L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

We have the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, we will realign our Electronic Systems segment in connection with the retirement of the segment’s president in the second quarter of 2017. The current Electronic Systems segment will be split into two separate segments named (1) Electronic Systems and (2) Sensor Systems. Accordingly, our structure will consist of the following four segments: (1) Aerospace Systems, (2) Communication Systems, (3) Electronic Systems and (4) Sensor Systems. We will report our results under the realigned business segments commencing in the first quarter of 2017 at which time we will restate the corresponding information for prior periods. Financial information for our segments, including sales by geographic area, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 to our audited consolidated financial statements.

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to L3’s continuing operations, unless otherwise specifically noted.

For the year ended December 31, 2016, we generated sales of $10,511 million, consolidated and segment operating income of $1,008 million and net cash from operating activities from continuing operations of $1,097 million. The table below presents a summary of our 2016 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2016 Sales	% of Total Sales
	(in millions)
DoD	$7,299	70%
Other U.S. Government	350	3
Total U.S. Government	7,649	73
International (foreign governments)	1,580	15
Commercial — international	732	7
Commercial — domestic	550	5
Total sales	$10,511	100%

Business Strategy

The goal of our strategy is to build disciplined growth. The key elements of this strategy are summarized in the paragraphs below. Our business strategy is customer-focused and aims to increase shareholder value by strengthening our market positions in aerospace systems, electronic systems, sensor systems and communication systems by leveraging our excellent customer relationships and pursuing adjacent market opportunities, including international sales. We intend to gain market share with innovative and affordable solutions, collaboration across L3’s business units and demonstrated past performance that address customer imperatives. We expect that we will continue to focus our business portfolio to emphasize products and systems in our core defense electronics, ISR and Communication businesses. Financially, our emphasis is on growing sales, operating income, earnings per share and cash flow, as well as increasing operating margin. Our goal of disciplined growth involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Agile Culture of Excellence, Integrity and Accountability.   A key part of L3’s strategy is our agile, accountable, and results-driven culture that focuses on meeting our customers’ needs and on achieving L3’s strategic goals and growth objectives. L3’s culture is made up of diverse people providing creative, innovative and affordable solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and a commitment to the highest standards of ethical conduct and maintaining strong internal controls are foundational elements of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Strengthen and Expand Our Market Positions and Unique Capabilities.   We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow our sales organically and continue to build strong businesses with durable discriminators that have a number one or number two market position. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including special operations forces and U.S. Government classified business. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships, pursuing adjacent market opportunities and expanding our content on Original Equipment Manufacturers (OEMs) platforms. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform OEMs is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L3’s business, we also intend to continue to increase our sales to foreign governments and domestic and international commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

Collaborate to Increase Growth Opportunities through Innovation.   We intend to deepen the collaboration among our diversified businesses to develop new business opportunities, combine our leading technologies and deliver the right solutions to our customers quickly. We expect that our core strengths of agility, responsiveness and cost-effectiveness will allow us to continue to provide exceptional performance to our customers. We intend to continue to focus on innovation and research and development, which will allow us to enhance our existing products and to create new and more affordable solutions and products for our customers.

Leverage Our Excellent Customer Relationships.   We intend to maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as aerospace systems, sensor systems, U.S. Government classified business and special operations.

Increase Margins by Proactively Managing Our Cost Structure and Optimizing Our Business Portfolio.   We intend to increase our operating margin by improving productivity and reducing direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is also an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness and operating margin and to also selectively invest in new product development, business acquisitions, bids and proposals and other business development activities to win new business. We intend to continue to evaluate our portfolio of businesses to address the needs of a dynamic and demanding market place and to strengthen our core business through select business acquisitions or divestitures.

Achieve Outstanding Program Performance.   We believe that outstanding performance on our existing programs and contracts, in terms of on-budget, on-schedule and satisfying and exceeding technical and other contractual performance requirements, is the foundation for expanding L3’s prime contractor and supplier positions and winning new business. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria included in our contracts. We will continue to focus on delivering superior contract performance with affordable prices to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel.   The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Business Acquisitions and Divestitures

During the years ended December 31, 2016, 2015 and 2014, we used net cash of $388 million, $320 million and $57 million for business acquisitions, respectively. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures, including the sale of NSS on February 1, 2016 for a sale price of $547 million.

Products and Services

Our three reportable segments provide a wide range of products and services to various customers and are described below. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reportable Segment Results of Operations” and Note 21 to our audited consolidated financial statements for financial information about each segment.

Electronic Systems Reportable Segment

In 2016, Electronic Systems had net sales of $4,219 million, representing 40% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2016.

Business Area	% of 2016 Segment Sales
Precision Engagement & Training	26%
Aviation Products & Security	22
Power & Propulsion Systems	21
Sensor Systems	18
Warrior Systems	10
Advanced Programs	3
Total Electronic Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Precision Engagement & Training
•	Military and commercial aircraft flight simulators, reconfigurable training devices, distributed mission training suites	•	Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	•	Fixed and rotary winged aircraft and ground vehicles for U.S. Air Force (USAF), U.S. Navy (USN), U.S. Army, foreign militaries, commercial airlines and aircraft OEMs
•	Training services, courseware integrated logistics support and maintenance	•	Systems management, operations and maintenance	•	Various DoD and foreign military customers
•	Global airline pilot training and crew resourcing	•	Commercial flight training for pilots	•	Commercial airlines and flight training companies
•	Fuzing and ordnance systems	•	Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	•	Various DoD and foreign military customers
•	Unmanned systems and components	•	Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	•	U.S. DoD and foreign ministries of defense
•	Radar-based sensors and systems	•	Electronic warfare, unmanned systems, ISR and precision-guided munitions	•	U.S. DoD and DHS
•	Global Positioning System (GPS) receivers	•	Location tracking	•	Guided projectiles and precision munitions
•	Navigation systems and positioning navigation units	•	Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	•	USAF, U.S. Army, U.S. Marine Corps (USMC) and National Aeronautics Space Administration (NASA)

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Aviation Products & Security
•	Cockpit and mission displays	•	High performance, ruggedized flat panel and cathode ray tube displays and processors	•	Various military aircraft
•	Airborne traffic and collision avoidance systems, terrain awareness warning systems	•	Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	•	Commercial transport, business, regional and military aircraft
•	Advanced cockpit avionics	•	Pilot safety, navigation and situation awareness products	•	Commercial transport, business, regional and military aircraft
•	Solid state crash protected cockpit voice and flight data recorders	•	Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	•	Commercial transport, business, regional and military aircraft
•	Airport security screening solutions, explosives detection systems and whole body scanning systems	•	Rapid scanning of passengers and their checked baggage and carry-on luggage, scanning of air cargo	•	U.S. Transportation Security Administration (TSA), Canadian TSA, domestic and international airports
•	Non-intrusive inspection systems for threat and contraband detection	•	Protection of critical infrastructure including ports, borders, power generators, government buildings, public transportation, petro-chemical facilities	•	U.S. Customs and Border Protection and international equivalents, domestic and international Port Operators, private enterprises
Power & Propulsion Systems
•	Naval power delivery, conversion and switching products, and hybrid electric drives	•	Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	•	Naval submarines, surface ships and aircraft carriers
•	Military combat vehicle and unmanned aerial vehicle propulsion systems, electrical power generation systems and mobile electric power generators	•	Ground and aerial platforms and portable prime power units	•	U.S. Army, USMC, USAF, USN and foreign ministries of defense, manned/unmanned military platforms
•	Airborne dipping sonars, submarine and surface ship towed arrays	•	Submarine and surface ship detection and localization	•	USN and foreign navies
•	Underwater sensor ranges	•	Monitor nuclear testing, track submarines and surface vessels	•	U.S. and foreign military and commercial customers
•	Service life extensions	•	Landing craft air cushion amphibious vehicle	•	USN

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
•	In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	•	Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	•	USN, U.S. Coast Guard (USCG), U.S. Army and commercial ship owners
•	Power plant simulation modeling, computer systems and training services	•	Submarines, nuclear and other power plants	•	Foreign navies, nuclear and other power plant companies
•	Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	•	Vessel bridge and machinery plant platform management systems, and C4N systems	•	USN, USCG and foreign navies
•	High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	•	Forensic analysis of weapons of mass destruction, and active detection of special nuclear material.	•	U.K. Ministry of Defence (MoD), U.S. Defense Threat Reduction Agency, U.S. Army and USAF
•	Ballistic missile targets	•	Targets for ground based ballistic missile intercept systems	•	U.S. Missile Defense Agency (MDA)
Sensor Systems
•	Targeted stabilized camera systems with integrated sensors and wireless communication systems	•	ISR data collection and surveillance and reconnaissance	•	DoD, foreign ministries of defense, intelligence and security agencies, law enforcement, manned/unmanned platforms (air, land and sea)
•	Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	•	Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	•	USAF and NASA
•	Submarine photonic systems and periscopes	•	ISR for undersea platforms	•	All classes of USN and allied submarines
•	Naval surface imaging systems	•	Situational awareness and precision long-range targeting and tracking of surface targets	•	USN DDG and cruisers, international AEGIS weapons system operators
•	Force protection, electronic warfare and satellite monitoring	•	Counter Improvised Explosive Device (IED) systems, jamming and satellite monitoring	•	U.K. MoD and other foreign security agencies and ministries of defense
•	ISR mission management software and geospatial application technology programs	•	Cueing system software, hardware and video algorithms and wide-area sensor integration solutions and software	•	USAF, U.S. Special Operations Command (USSOCOM), Naval Surface Warfare Center and various other DoD agencies

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Warrior Systems
•	Enhanced vision, weapon sights products, laser designation and range finder systems	•
Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and imagers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel and airborne and ground target designation/illumination
				•	U.S. DoD, U.S. federal agencies, U.S. law enforcement agencies, and foreign militaries
Advanced Programs
•	Optics, telescopes and precision optical subsystems	•	Airborne pointing and scanning mirrors and stabilized lightweight multi-spectral telescopes	•	NASA, DoD and commercial space
•	Electronic systems and software development	•	Defense and intelligence capabilities	•	DoD and intelligence community

Aerospace Systems Reportable Segment

In 2016, Aerospace Systems had net sales of $4,240 million, representing 40% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, to include full motion video, electro-optical, infrared, and synthetic aperture radars, along with other types of information gathering systems. These strategic and tactical products and services provide the warfighter with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. These products and services also include highly specialized fleet management sustainment and support services, including procurement, systems integration, sensor development, modifications and periodic depot maintenance for ISR and special mission aircraft and airborne systems. We believe that these products and services are critical elements for a substantial number of major C3 and intelligence gathering systems. The businesses in this reportable segment also provide engineering, modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft, ground vehicles, personnel equipment and other platforms. These solutions include aerospace and other technical services related to large fleet support, such as repair and overhaul, logistics and supply chain management, primarily for military training, tactical, transport cargo and utility aircraft. We sell these products and services primarily to the DoD and select foreign governments.

The table below provides a summary of the segment’s business areas and the percentage that each contributed to Aerospace Systems’ net sales in 2016.

Business Area	% of 2016 Segment Sales
ISR Systems	51%
Vertex Aerospace	31
Aircraft Systems	18
Total Aerospace Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Aerospace Systems reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
ISR Systems
•	Prime mission systems integration, sensor development and operations and support	•	Signal processing and exploitation, airborne ISR applications, antenna technology, real-time process control and software development	•	DoD, USAF, U.K. MoD, and other select foreign military ISR aircraft platforms and ground systems
•	Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	•	Measurement collection and signal intelligence, special missions	•	DoD and classified customers within the U.S. Government
•	ISR operations and support	•	Data link support and services, special applications, classified projects, spares and repairs	•	USAF and U.S. Army ISR aircraft platforms and ground systems
Vertex Aerospace
•	Logistics support and maintenance	•	Aircraft maintenance and repair, flight operations support for training, transport/cargo and special mission aircraft	•	U.S. Army, USAF, USN and select foreign militaries
•	Contract Field Teams (CFT)	•	Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	•	U.S. Army, USAF, USN and USMC
•	Contractor Operated and Managed Base Supply (COMBS)	•	Inventory management activities relating to flight support and maintenance, including procurement and field distribution	•	Military training and transport/cargo aircraft for USN, USAF and U.S. Army
Aircraft Systems
•	Modernization and life extension maintenance upgrades and support	•	Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products and interior modifications	•	USN, USAF, select foreign governments, OEMs, VIP and Head-of-State (HOS) aircraft, and various military fixed and rotary wing aircraft
•	Fabrication and assembly of fixed and rotary wing aerostructures	•	Rotary wing cabin assemblies, new and modified wings and subassemblies, structure and parts fabrication for OEMs	•	U.S. Army, USN, USMC and OEMs

Communication Systems Reportable Segment

In 2016, Communication Systems had net sales of $2,052 million, representing 20% of our total net sales. The businesses in this reportable segment provide network and communication systems, secure communications products, radio frequency components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems.

The table below provides a summary of the segment’s business areas and the percentage that each contributed to Communication Systems’ net sales in 2016.

Business Area	% of 2016 Segment Sales
Broadband Communication Systems	55%
Advanced Communications	21
Space & Power Systems	15
Tactical Satellite Communication Products	9
Total Communication Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Communication Systems reportable segment.

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Broadband Communication Systems
•	Airborne, space and surface data link terminals, ground stations, and transportable tactical satellite communications (SATCOM) systems	•	High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	•	Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD
•	Multi-band Manpack Receivers	•	Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	•	USSOCOM, USAF and other DoD customers
•	Multi-frequency time division multiple access modems and high dynamic small aperture band terminals that support SATCOM on the move using X, Ku, and Ka bands	•
On the move SATCOM and other tactical communications systems utilizing small aperture terminals; off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move
				•	U.S. Army, USMC and select foreign allies
•	Tactical ground based signal intercept and direction finding systems	•	Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	•	U.S. Army and other DoD/U.S. intelligence agencies

Systems/Products/Services		Selected Applications		Selected Platforms/End Users
Advanced Communications
•	Passive and active microwave components and subsystems, microwave waveguides and specialized coaxial components and non-ionizing radiation monitoring equipment	•	Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	•	DoD and OEMs, SATCOM for DoD and various government agencies
•	Secure communications terminals and equipment, and secure network encryption products	•	Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	•	DoD and U.S. Government intelligence agencies
•	Shipboard communications systems	•	Internal and external communications (radio rooms and workstations)	•	USN, USCG and foreign navies
•	Ultra-wide frequency and advanced radar antennas and radomes	•	Surveillance and radar detection	•	Military fixed and rotary winged aircraft, SATCOM
•	Low-power SATCOM products	•	Low-noise and low-power amplifiers, solid-state switch assemblies, uplink power control products and frequency converters	•	U.S. Army, other government agencies and commercial customers
Space & Power Systems
•	Traveling wave tube amplifiers (TWTA’s), power modules, klystrons and digital broadcast	•	Microwave vacuum electron devices and power modules	•	DoD and foreign military manned/unmanned platforms, including satellites, radar systems, communication systems, UAVs, missile defense systems, various missile programs and commercial broadcast
•	Telemetry and instrumentation systems	•
Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers
				•	Aircraft, missiles and satellites
Tactical Satellite Communications Products
•	Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	•	Satellite communications	•	U.S. Army, USAF, USSOCOM and other DoD agencies, and commercial customers
•	Managed communications security (COMSEC) satellite networks and integrated remote VSAT satellite systems	•	Deployment and support of global communication networks for tactical and enterprise applications	•	U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2016, expected to be recorded as sales in 2017 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2016 Expected to be Recorded as Sales in 2017	Funded Orders
	2016	2015		2016	2015
	(in millions)			(in millions)
Reportable Segment:
Electronic Systems	$4,230	$3,688	61%	$4,784	$4,137
Aerospace Systems	2,735	2,741	77%	4,243	3,569
Communication Systems	1,931	1,994	76%	1,965	2,156
Consolidated	$8,896	$8,423	69%	$10,992	$9,862

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

Major Customers

The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales. For additional information regarding domestic and international sales, see Note 21 to our audited consolidated financial statements.

	2016		2015
	Sales	% of Total Sales	Sales	% of Total Sales
	(in millions)		(in millions)
Air Force	$3,079	30%	$3,166	30%
Army	1,787	17	1,715	17
Navy/Marines	1,610	15	1,447	14
Other Defense	823	8	621	6
Total DoD	7,299	70	6,949	67
Other U.S. Government	350	3	342	3
Total U.S. Government	7,649	73	7,291	70
International (foreign governments)	1,580	15	1,799	17
Commercial — international	732	7	759	7
Commercial — domestic	550	5	617	6
Total sales	$10,511	100%	$10,466	100%

Direct sales to the end customer represented approximately 67% of our consolidated 2016 sales, and sales as a subcontractor or supplier represented the remaining 33%.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2016, our five largest contracts (revenue arrangements) generated 15% of our consolidated sales and our largest contract

(revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2016 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance under this contract continues through September 30, 2017. We are one of several contractors expected to bid on the re-competition of this contract and expect an award decision in the second half of 2017.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and systems and develop new products, technologies and systems. At December 31, 2016, we employed approximately 8,000 engineers, substantially all of whom hold advanced degrees, who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$204	$176	$166
Commercial Businesses	54	52	63
Total	$258	$228	$229

Customer-funded research and development costs pursuant to contracts (revenue arrangements) are not included in the table above because they are direct contract costs and are charged to cost of sales when the corresponding revenue is recognized. See Note 2 to our audited consolidated financial statements for additional information regarding our research and development efforts.

Competition

While we believe that we are a major provider for many of the products and services we offer to our DoD, government and commercial customers, our businesses generally encounter significant competition.

Our ability to compete for existing and new business depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies, systems and research and development programs;
•	our ability to offer superior program performance at an affordable and competitive cost;
•	historical, technical, cost and schedule performance;
•	our ability to attain supplier positions on contracts;
•	our ability to maintain an effective supplier and vendor base;
•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;
•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete; and
•	our ability to quickly and flexibly meet customer requirements and priorities.

L3 is an aerospace and defense contractor with a broad and diverse portfolio of products and services. We have prime contractor and subcontractor positions. We supply our products and services to other prime system contractors.

However, we also compete directly with other large prime system contractors for: (1) certain products, subsystems and systems, where they have vertically integrated businesses, and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace and defense contractors, which generally provide similar products, subsystems, systems or services.

In addition, our ability to compete for select contracts may require us to “team” with one or more of the other prime system contractors that bid and compete for major platform programs, and our ability to “team” with them is often dependent upon the outcome of a competition for subcontracts they award.

Patents and Licenses

Generally, we do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, most of our U.S. Government contracts generally permit us to use patents owned by other U.S. Government contractors. Similar provisions in U.S. Government contracts awarded to other companies prohibit us from preventing the use of our patents in most DoD work performed by other companies for the U.S. Government.

Raw Materials

Although we generated 61% of our 2016 sales from products and systems, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material type. Generally, a fixed-price type contract offers higher profit margin potential than a cost-plus type or time-and-material type contract due to the greater levels of risk we assume on a fixed-price type contract.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Award and incentive fees earned were not material to our results of operations for 2016, 2015 and 2014.

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

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers, while sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract type sales. The table below presents the percentage of our total sales generated from each contract type.

	Year Ended December 31,
Contract Type	2016	2015	2014
Fixed-price(1)	73%	74%	76%
Cost-plus(2)	23	21	19
Time-and-material	4	5	5
Total sales	100%	100%	100%
(1)	Includes fixed-price incentive fee type contracts, which contributed approximately 1% to our total sales for the years ended December 31, 2016, 2015 and 2014.
(2)	Includes cost-plus award and incentive fee type contracts, which contributed approximately 8% to our total sales for the year ended December 31, 2016 and 7% for the years ended 2015 and 2014.

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

Our U.S. Government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. Investigations could result in administrative, civil or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties. As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

In 2016, sales under foreign military sales (FMS) agreements, which are included in the international (foreign governments) category in the “Major Customers” table above, were $547 million, or 5% of our total consolidated sales. FMS agreements are made directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

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

Employees

At December 31, 2016, we employed approximately 38,000 full-time and part-time employees, 84% of whom were located in the United States. Of these employees, approximately 22% are covered by approximately 85 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. Historically, we have renegotiated labor agreements without significant disruptions to operating activities, and we believe that relations with our employees are positive.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission the (“SEC”). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, NE, Washington, DC 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports as soon as reasonably practicable after electronic filing with the SEC through our website on the Internet at http://www.L3T.com.

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L3T.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” You can access our Code of Ethics and Business Conduct by clicking on the “Code of Ethics and Business Conduct” link under the heading “Code of Ethics.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our website within the required periods. The information on or accessible through our website is not incorporated by reference into this report.

To learn more about L3, please visit our website at http://www.L3T.com. From time to time, we use our website as a channel of distribution of material company information. Financial and other material information regarding L3 is routinely posted on our website and is readily accessible.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these risks could materially affect our business and our financial condition, results of operations and cash flows, which could in turn materially affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, results of operations and cash flows.

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are determined by factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

The total DoD budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion, while the OCO budget decreased by $22 billion. The total DoD budget for FY 2016 is $581 billion, an increase of 4% compared to FY 2015. The increase is due to a base budget of $522 billion, higher by $25 billion compared to FY 2015. The FY 2016 OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On February 9, 2016, the Obama Administration submitted its FY 2017 DoD Budget Request. The total FY 2017 DoD budget request is $583 billion ($524 billion base budget, $59 billion OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. However, the FY 2017 DoD budget was not approved or appropriated by Congress before October 1, 2016, and FY 2017 began with a Continuing Resolution (CR) to fund the government, which expires on April 28, 2017. The CR maintains funding at the current FY 2016 appropriated level resulting in a prohibition on new program starts and multi-year contract awards. On December 23, 2016, President Obama signed the FY 2017 National Defense Authorization Act (NDAA), which includes defense spending priorities and guidelines but does not appropriate money for those items. The NDAA largely supports the FY17 DoD Budget Request.

Furthermore, the Bipartisan Budget Act of 2015 (BBA), which suspended the debt ceiling through March 15, 2017 and raised spending caps previously enacted by Congress under the Budget Control Act of 2011 (BCA), places spending caps on defense programs. The BBA target for the DoD base budget is $551 billion for FY 2017 and $59 billion for the FY 2017 OCO funding. The BBA, however, does not change the previously enacted BCA sequestration cuts after FY 2017. The BCA specifies base budget spending caps and can only be changed through law enacted by Congress. Consequently, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts scheduled to resume in FY 2018 and therefore, future DoD budgets and spending levels are difficult to predict. A significant decline in or redirection of U.S. military expenditures in the future, or the loss or significant reduction in U.S. Government funding of a large program in which we participate, could have a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 73%, or $7.6 billion, of our sales for the year ended December 31, 2016 were made directly or indirectly to U.S.

Government agencies, including 70% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.5 billion, or 15% of our consolidated sales for the year ended December 31, 2016. Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2016, was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment and generated approximately 4% of our 2016 sales. Our period of performance under this contract continues through September 30, 2017. We are one of several contractors expected to bid on the re-competition of this contract and expect an award decision in the second half of 2017.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;
•	geopolitical developments that affect demand for our products and services;
•	our ability to hire and retain personnel to meet demand for our services; and
•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s wide-ranging efficiency and better buying power initiatives, which target affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the award of new contracts.

Since 2010, the DoD has implemented efficiency initiatives and other best practices for procurement that are intended to reduce prices, ensure adequate competition and control costs throughout the acquisition cycle. In addition, under the Better Buying Power 3.0 (BBP) initiative, the DoD has focused on technology innovation, incentive-based cost-plus and fixed-price contracts and Company sponsored Independent research and development efforts. The U.S. Government may continue to implement changes to its procurement practices that change the way contracts are solicited, negotiated and managed and may impact our future sales, earnings and cash flows, and could affect whether, and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government have adjusted, and may in the future adjust, our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including certain business acquisition costs, most financing costs, portions of research and development costs and certain marketing expenses, may not be reimbursable under U.S. Government contracts.

As of December 31, 2016, we had a backlog of funded orders, primarily under contracts with the U.S. Government, totaling $8,896 million. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would have a material adverse effect on our future sales, results of operations and cash flows.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

Our government contracts are subject to competitive bidding. We obtain many of our U.S. Government contracts through a competitive bidding process. We may not be able to continue to win competitively awarded contracts, such as the Fort Rucker Maintenance Support contract re-competition. In addition, awarded contracts may not generate sales sufficient to result in our profitability. We are also subject to risks associated with the following:

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

In addition to these risks, we are not permitted to export some of our products, and we are required to obtain licenses from U.S. Government agencies to export many of our other products and systems. Failure to receive required licenses would eliminate our ability to sell our products and systems outside the United States.

Intense competition and bid protests may adversely affect our sales, results of operations and cash flows.

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

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. As discussed in Note 18 to our audited consolidated financial statements, we are currently cooperating with the U.S. Government on several investigations. Under U.S. Government regulations, an indictment of L3 by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term, which could have a material adverse effect on our results of operations and cash flows.

Our commercial aviation products and services businesses are affected by global demand and economic factors that could negatively impact our financial results.

The operating results of our commercial aviation products and services businesses may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production and orders, and global flying hours, which impacts air transport, regional and business aircraft utilization rates and pilot training needs. The aviation industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies and is impacted by long-term trends in airline passenger and cargo traffic. The results of our commercial aviation business also depend on other factors, including general economic growth, political stability in both developed and emerging markets, pricing pressures, trends in capital goods markets and changes in OEM production rates.

Our sales to certain international customers expose us to risks associated with operating internationally.

For the year ended December 31, 2016, sales to international customers, excluding our international sales made under FMS agreements directly between the U.S. Government and foreign governments, represented approximately 17% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;
•	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;
•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;
•	contract award and funding delays;
•	potential restrictions on transfers of funds;
•	currency fluctuations;
•	import and export duties and value added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from international local business practices and cultural considerations;
•	sovereign government credit risk; and
•	potential military conflicts and political risks.

Our international contracts may include industrial cooperation agreements requiring specific local purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” for further discussion. While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our international business, these measures may not be adequate.

We are subject to the risks of legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 18 to our audited consolidated financial statements.

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $6,560 million at December 31, 2016. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

Our annual impairment test at November 30, 2016, did not result in impairments to goodwill. The fair value of all of our reporting units exceeded the carrying value of the net assets of those reporting units by more than 20% at November 30, 2016, the date of our most recent annual impairment assessment. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. Our annual impairment test at November 30, 2015, resulted in goodwill impairment charges of $955 million ($384 million in continuing operations and $571 million in discontinued operations). See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” For information on the percentage of our total sales generated from each contract type, see “Item 1 —Business — Contracts.”

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

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

Pension expense and funding may fluctuate significantly because of changes in key estimates and assumptions, including discount rates and the assumed long-term rate of return on plan assets, as well as our actual investment returns and regulatory actions, which could negatively impact our results of operations, cash flows and financial condition.

Determining our pension expense requires significant judgment, particularly with respect to our discount rates, the assumed long-term rates of return on plan assets and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, demographic experience and/or circumstances, our pension expense, the funded status of our plans and our cash contributions to such plans would be impacted, which could negatively affect our results of operations, cash flows and financial condition. In addition, differences between our actual investment returns and our assumed long-term rate of return on plan assets could also impact our pension expense, the funded status of our plans and our required cash contributions to the plans. Further, our pension expense and the funded status of our plans, including required cash contributions to the plans, may be impacted by regulatory actions in any given year.

Additionally, pension plan cost recoveries under Cost Accounting Standards (CAS) for our U.S. Government contracts occur in different periods from when pension expense is recognized under accounting principles generally accepted in the U.S. or when cash contributions are made. Although CAS has been revised to better align the minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006, with pension plan cost recoveries under CAS, timing differences could have a material adverse effect on our cash flow.

Our business could be negatively impacted by cybersecurity threats and other disruptions.

As a U.S. defense contractor, we have faced, and continue to face, various security threats, including, but not limited to, threats to the physical security of our facilities and employees, cybersecurity threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information as well as the proprietary or classified information of our customers.

Although we utilize various procedures and controls to monitor, deter and mitigate these threats, these procedures and controls may not be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential, sensitive or classified information and the corruption of data, systems or networks. Any significant operational delays, or any destruction, manipulation or improper use of our or our customers’ data, information systems or networks, could materially and adversely affect our financial results, damage the reputation of our products and services and require significant management attention and expense. In addition, our insurance coverage and/or indemnification arrangements that we enter into, if any, may not be adequate to cover all of the costs related to cybersecurity attacks or disruptions resulting from such events.

To date, cyber attacks directed at us have not had a material impact on our financial results. Due to the evolving nature and increased frequency of security threats, however, the impact of any future incident cannot be predicted. The threats we face vary from those common to most industries to more advanced and persistent, highly organized adversaries who target us because we operate in the defense industry and protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, which could result in us having to spend a significant amount of money to upgrade our networks and systems and could otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the current environment, there are also numerous and evolving risks to cybersecurity and privacy, including the use of viruses, worms or other malicious software programs and threats involving criminal hackers, state-sponsored intrusions, terrorist attacks, industrial espionage, employee malfeasance, and human or technological error. As these risks develop and these attacks become more frequent and sophisticated, we may find it necessary to make significant further investments to protect data and infrastructure from cyber and other security attacks.

We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors, venture partners or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards and their relationships with government contractors, such as L3, may increase the likelihood that they are targeted by the same cyber threats we face. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber attack on a third party’s information network and systems.

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

We opportunistically seek to acquire businesses that enhance our capabilities and add new technologies, products, services, programs, contracts and customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional business acquisitions, we may not realize the benefits anticipated from these acquisitions, including sales growth, cost synergies and margin improvement. Furthermore, we may not be able to obtain additional financing for business acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable capital market conditions.

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

Our spin-off of Engility could result in substantial tax liability to us and our shareholders.

In connection with our spin-off of Engility in 2012, we received an Internal Revenue Service (IRS) Ruling stating that L3 and its shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the transaction. In addition, we received an opinion of counsel that the spin-off satisfied certain requirements for tax-free treatment that are not covered in the IRS Ruling; however, an opinion of counsel is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, both the IRS Ruling and the opinion of counsel are based on certain factual statements and representations made by us, which, if incomplete or untrue in any material respect, could invalidate the IRS Ruling or opinion of counsel.

If, notwithstanding receipt of the IRS Ruling and opinion of counsel, the spin-off and certain related transactions were determined to be taxable, then we would be subject to a substantial tax liability. In addition, if the spin-off were taxable, each holder of our common stock who received shares of Engility would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares of Engility received.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, we operated in 273 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 32 locations consisting of approximately 5.2 million square feet and leased space at 241 locations consisting of approximately 9.4 million square feet. Additionally, our Aerospace Systems segment utilized a facility consisting of approximately 3.3 million square feet through a land lease expiring in 2031 with the city of Greenville, Texas.

A summary of square footage by reportable segment at December 31, 2016, is presented below.

	Leased	Owned	Government- Owned	Total
	(Square feet in millions)
Electronic Systems	4.9	3.0	—	7.9
Aerospace Systems	1.3	1.6	3.3	6.2
Communication Systems	3.0	0.6	—	3.6
Total	9.2	5.2	3.3	17.7

Our reportable segments have major operations at the following locations:

•	Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Diego, San Leandro and Sylmar, California; Orlando, Sarasota and St. Petersburg, Florida; Northampton and Wilmington, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Mount Olive, New Jersey; Kirkwood, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia and Pittsburgh, Pennsylvania; Arlington, Garland, Grand Prairie and Plano, Texas; Ontario, Canada; Bologna, Italy; Hamilton, New Zealand; and Crawley, Droitwich, Luton and Tewkesbury, U.K.
•	Aerospace Systems — Huntsville, Alabama; Crestview, Florida; Madison, Mississippi; Greenville, Rockwall and Waco, Texas; and Quebec, Canada.
•	Communication Systems — San Carlos, San Diego, Simi Valley and Torrance, California; Ayer, Massachusetts; Camden, New Jersey; Hauppauge, New York; Williamsport, Pennsylvania; and Salt Lake City, Utah.

Additionally, our Corporate staff occupies a total of 0.2 million square feet of office space in New York, New York and Arlington, Virginia. Management believes all of our properties have been well maintained, are in good condition and are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 18 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L3 is traded on the New York Stock Exchange (NYSE) under the symbol “LLL.” On February 17, 2017, the number of holders of L3’s common stock was 176,555. On February 17, 2017, the closing price of L3’s stock, as reported by the NYSE, was $168.23 per share.

The table below sets forth the amount of dividends paid per share and the high and low closing price of L3’s common stock as reported on the NYSE during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2016	2015	2016	2015
Common Stock — Dividends Paid and Market Prices
First Quarter	$0.70	$0.65	$120.55 — 108.05	$132.87 — 123.06
Second Quarter	0.70	0.65	147.90 — 118.50	126.69 — 113.38
Third Quarter	0.70	0.65	151.63 — 140.11	124.04 — 103.07
Fourth Quarter	0.70	0.65	161.56 — 134.05	128.40 — 101.90
Year Ended December 31	$2.80	$2.60	$161.56 — 108.05	$132.87 — 101.90

On February 13, 2017, L3 announced that its Board of Directors increased L3’s regular quarterly cash dividend by 7% to $0.75 per share, payable on March 15, 2017, to shareholders of record at the close of business on March 1, 2017.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of L3’s common stock made in the quarterly period ended December 31, 2016. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L3’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program(1)
				(in millions)
September 24 — October 31, 2016	133,190	$150.14	133,190	$460
November 1 — 30, 2016	198,982	138.31	198,982	$433
December 1 — 31, 2016	—	—	—	$433
Total	332,172	$143.05	332,172
(1)	The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L3’s Board of Directors on December 4, 2014, which authorization expires on June 30, 2017.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2011 to December 31, 2016. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend for the year ended December 31, 2012. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2011.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our closing stock price of $66.68 per share on December 30, 2011. The graph is not, and is not intended to be, indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$300
$250
$200
$150
$100
$50
$0
12/2011
12/2012
12/2013
12/2014
12/2015
12/2016
L3 Technologies, Inc.
S&P 500 Index
S&P 1500 Aerospace & Defense

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the divestiture of NSS in 2016 and the spin-off of Engility in 2012 and related classification of their assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
	2016	2015(1)	2014	2013	2012
	(in millions, except per share data)
Statements of Operations Data:
Net sales	$10,511	$10,466	$10,986	$11,420	$11,802
Operating income	$1,008	$475	$1,012	$1,117	$1,219
Loss related to business divestitures	—	31	—	—	—
Goodwill impairment charges	—	384	—	—	—
Segment operating income	$1,008	$890	$1,012	$1,117	$1,219
Operating margin	9.6%	4.5%	9.2%	9.8%	10.3%
Segment operating margin	9.6%	8.5%	9.2%	9.8%	10.3%
Interest and other, net	$(158)	$(153)	$(140)	$(137)	$(166)
Income from continuing operations before income taxes	$850	$322	$872	$980	$1,053
Provision for income taxes	(189)	(25)	(227)	(264)	(333)
Income from continuing operations	661	297	645	716	720
Net income from continuing operations attributable to noncontrolling interests	(14)	(15)	(13)	(9)	(6)
Net income from continuing operations attributable to L3	$647	$282	$632	$707	$714
Earnings per share from continuing operations allocable to L3 common shareholders:
Basic	$8.36	$3.49	$7.40	$7.91	$7.41
Diluted	$8.21	$3.44	$7.20	$7.76	$7.32
L3 weighted average common shares outstanding:
Basic	77.4	80.7	85.4	89.4	96.3
Diluted	78.8	81.9	87.8	91.1	97.6
Cash dividends declared per common share	$2.80	$2.60	$2.40	$2.20	$2.00
(1)	Income from continuing operations for the year ended December 31, 2015 includes: (1) non-cash goodwill impairment charges of $384 million ($264 million after income taxes), or $3.22 per diluted share, including $338 million related to a decline in the estimated fair value of the Vertex Aerospace reporting unit and $46 million related to a business retained by L3 in connection with the sale of the NSS business comprised of (i) $37 million related to the re-allocation of impairment charges recorded for the NSS reporting unit during 2015 and (ii) $9 million related to the re-allocation of goodwill, and (2) a pre-tax loss of $31 million ($20 million after income taxes), or $0.25 per diluted share, related to business divestitures.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$1,562	$909	$1,689	$1,853	$1,735
Total assets	11,865	12,069	13,692	13,849	13,665
Long-term debt, including current portion	3,325	3,626	3,916	3,611	3,607
Equity	4,624	4,429	5,360	6,056	5,527
Cash Flow Data:
Net cash from operating activities from continuing operations	$1,097	$1,069	$1,088	$1,160	$1,067
Net cash used in investing activities from continuing operations	(16)	(192)	(221)	(256)	(198)
Net cash used in financing activities from continuing operations	(856)	(1,205)	(893)	(853)	(1,530)
(1)	Based on continuing operations and excludes net assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

L3’s Business

L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

We have the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Financial information for our segments is included in Note 21 to our audited consolidated financial statements. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products & security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Effective March 1, 2017, we will realign our Electronic Systems segment in connection with the retirement of the segment’s president in the second quarter of 2017. The current Electronic Systems segment will be split into two separate segments named (1) Electronic Systems and (2) Sensor Systems. Accordingly, our structure will consist of the following four segments: (1) Aerospace Systems, (2) Communication Systems, (3) Electronic Systems and (4) Sensor Systems. We will report our results under the realigned business segments commencing in the first quarter of 2017 at which time we will restate the corresponding information for prior periods.

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to L3’s continuing operations, unless specifically noted.

We generated sales of $10,511 million and $10,466 million for the years ended December 31, 2016 and 2015, respectively, and our primary customer was the DoD. See “Part I — Item 1 — Business — Major Customers” for additional information regarding a summary of our sales by end customer and the percent contributed by each to our total sales.

Most of our contracts (revenue arrangements) with the U.S. Government are subject to U.S. Defense Contract Audit Agency audits and various cost and pricing regulations and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 73% of our 2016 sales and were primarily to DoD customers, which comprised 70% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The total DoD budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion, while the OCO budget decreased by $22 billion. The total DoD budget for FY 2016 is $581 billion, an increase of 4% compared to FY 2015. The increase is due to a base budget of $522 billion, higher by $25 billion compared to FY 2015. The FY 2016 OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On February 9, 2016, the Obama Administration submitted its FY 2017 DoD Budget Request. The total FY 2017 DoD Budget Request is $583 billion ($524 billion base budget, $59 billion OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. However, the FY 2017 DoD Budget Request was not approved or appropriated by Congress before October 1, 2016, and FY 2017 began with a Continuing Resolution (CR) to fund the government, which expires on April 28, 2017. The CR maintains funding at the current FY 2016 appropriated level resulting in a prohibition on new program starts and multi-year contract awards. On December 23, 2016, President Obama signed the FY 2017 National Defense Authorization Act (NDAA), which includes defense spending priorities and guidelines but does not appropriate money for those items. The NDAA largely supports the FY17 DoD Budget Request.

Furthermore, the Bipartisan Budget Act of 2015 (BBA), which suspended the debt ceiling through March 15, 2017 and raised spending caps previously enacted by Congress under the Budget Control Act of 2011 (BCA), places spending caps on defense programs. The BBA target for the DoD base budget is $551 billion for FY 2017 and $59 billion for the FY 2017 OCO funding. The BBA, however, does not change the previously enacted BCA sequestration cuts after FY 2017. The BCA specifies base budget spending caps and can only be changed through law enacted by Congress.

The table below presents the FY 2011 through FY 2016 DoD enacted budgets and the FY17 DoD Future Years Defense Plan (FYDP), as provided in the FY 2017 DoD Budget Request.

	DoD Budget			Annual Total Budget Change(1)
Fiscal Year (Ending September 30)	Base	OCO	Total
		(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	+1%
2015	$497	$63	$560	-4%
2016	$522	$59	$581	+4%
2017	$524	$59	$583	0%
2018	$557	(2)		+6%
2019	$565	(2)		+1%
2020	$570	(2)		+1%
2021	$585	(2)		+3%

Source: United States Department of Defense fiscal year 2017 budget request.

(1)	The annual budget changes for FY 2018 to FY 2021 are calculated on only the base budgets. The base budget cumulative average growth rate over the five-year period from FY 2016 to FY 2021 is approximately 2%.
(2)	The FY 2017 DoD Budget Request did not include a budget amount for OCO appropriations after FY 2017, which will be addressed by the Trump Administration.

Future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts scheduled to resume in FY 2018. We expect the new Congress and the Trump Administration to continue to discuss various options throughout the budget appropriations process and complete the FY 2017 budget and submit an FY18 budget that includes an increase in OCO and supplemental budgets to address readiness shortfalls, as well as reforms to the federal income tax code and other significant policy initiatives. Although, we cannot predict the outcome of these efforts, which could have an impact on the Company, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in this Annual Report on Form 10-K.

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 27% of our 2016 sales. We expect sales to international and commercial customers to represent 28% of our consolidated 2017 sales, an increase of 1% compared to 2016 primarily due to sales from businesses we acquired during 2016. These sales are generally affected by global economic conditions, geopolitical and security conditions and commodity prices, as well as our competitive success in winning new business and increasing market share. We believe that L3 will benefit from a large addressable international market with sales directly to foreign allied governments and under FMS agreements between the U.S. Government and foreign governments. Although our international sales are experiencing near-term softness, we believe the focus of our international markets in areas such as ISR, simulators, communication systems, night vision products and sensors systems will benefit L3 in the long term. We also believe that the commercial markets in which we participate such as aviation products, security and screening, simulation and training, and RF microwave and power have long term favorable fundamentals.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are (i) sales, (ii) operating income and (iii) net cash from operating activities (“Operating Cash Flow”). Management believes that these financial performance measures are the primary growth drivers for our earnings per share and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income, operating margin, which we define as operating income as a percentage of sales, and Operating Cash Flow, and not the type or amount of operating costs.

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales as net sales excluding the sales impact of acquisitions and divestitures. Sales declines related to business divestitures are sales from divestitures that are included in our actual results for the twelve-month period prior to the divestitures. Sales increases related to acquired businesses are sales from acquisitions that are included in our actual results for less than twelve-month period. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels. Operating Cash Flow is also an important financial performance measure because Operating Cash Flow measures our ability to convert operating income into cash after paying income taxes and interest expenses and investing in working capital.

Sales Trends. For the year ended December 31, 2016, consolidated net sales of $10,511 million increased by 0.4%, compared to the year ended December 31, 2015. Organic sales increased $161 million, or 1.5% and net sales from business acquisitions was $93 million, or 0.9%. These increases were partially offset by divestitures of $209 million, or 2.0%. Our average annual sales declined for the five years ended December 31, 2016 by 2% due to a decline in average annual organic sales of approximately 2%. See “Results of Operations,” including segment results below for a further discussion of sales.

For the years ended December 31, 2016, 2015 and 2014, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2016, 2015 and 2014 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance under this contract continues through September 30, 2017. We are one of several contractors expected to bid on the re-competition of this contract and expect an award decision in the second half of 2017.

We derived approximately 70% of our 2016 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We expect our 2017 consolidated sales to increase by approximately 2% compared to 2016, including an organic sales increase of 1%. We expect organic international sales to decline by approximately 3% due to the completion of certain contracts with foreign governments, and organic sales to the DoD and U.S. Government to increase by approximately 1%. We expect organic commercial sales to increase by approximately 2% primarily for commercial aviation products.

Operating Income Trends. For the year ended December 31, 2016, our consolidated and segment operating income was $1,008 million, an increase of 13% from $890 million for the year ended December 31, 2015, and our segment operating income as a percentage of sales (segment operating margin) was 9.6% for the year ended December 31, 2016, an increase of 110 basis points from 8.5% for the year ended December 31, 2015. Our consolidated operating income and consolidated operating margin for the year ended December 31, 2015 were impacted by a pre-tax goodwill impairment charge of $384 million and pre-tax losses of $31 million related to business divestitures. The pre-tax goodwill impairment charge and pre-tax losses related to business divestitures are excluded from segment operating income because they are excluded by management for purposes of evaluating the operating performance of our business segments. See “Results of Operations”, including segment results below, for a further discussion of operating margin.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Although we expect our 2017 annual consolidated and segment operating margin to increase as compared to 2016, changes in the competitive environment and DoD procurement practices, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates, among other factors, could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to our operating margins on existing contracts and could reduce future consolidated and segment operating margins.

Operating Cash Flow Trends. For the year ended December 31, 2016, Operating Cash Flow was $1,097 million, an increase of 3%, compared to the year ended December 31, 2015. The increase is primarily due to higher operating income adjusted for non-cash expenses, partially offset by higher uses of cash for working capital in the year ended December 31, 2016.

Other Events

Name Change and Elimination of Holding Company Structure. On December 31, 2016, we completed an internal reorganization to eliminate our holding company structure. Pursuant to the reorganization, L-3 Communications Holdings, Inc. (L-3 Holdings) was merged (the Merger) with and into our wholly-owned subsidiary, L-3 Communications Corporation (L-3 Corp), with the subsidiary being the surviving entity in the Merger (the Surviving Entity). Immediately following the completion of the Merger, the name of the Surviving Entity was changed to L3 Technologies, Inc. (the Name Change).

As a result of the Merger and the Name Change, all outstanding shares of L-3 Holdings’ common stock were automatically converted into the same number of shares of common stock of L3 Technologies, Inc., as the Surviving Entity, with economic, voting and other rights that are substantially identical. The common stock of L3 Technologies, Inc. commenced trading effective January 3, 2017 (the first trading day of 2017) on the New York Stock Exchange under the ticker symbol “LLL”, the same ticker symbol previously used by us.

Issuance of Senior Notes. On December 5, 2016, we issued $550 million aggregate principal amount of 3.85% Senior Notes that mature on December 15, 2026 (the 2026 Notes). The 2026 Notes were issued at a bond discount of $3 million. The net cash proceeds of $542 million from the offering plus cash on hand were used primarily to: (1) replenish the amount of cash used, and the amount of revolving credit borrowings drawn, to repay $200 million aggregate principal amount of our 3.95% Senior Notes which matured on November 15, 2016 (the 2016 Notes), and (2) redeem all of our outstanding 1.50% Senior Notes due May 28, 2017 (the 2017 Notes), which had an aggregate principal amount of $350 million.

Repurchases, Redemption and Maturities of Senior Notes. The repurchases, redemptions and maturities of senior notes are presented in the table below.

Note	Settlement Type	Date Settled	Aggregate Amount	Debt Retirement Charge	Cash Payments
			(in millions)
1.50% Senior Notes due 2017(1)	Redemption	December 30, 2016	$350	$2	$351
3.95% Senior Notes due 2016	Maturity	November 15, 2016	$200	$—	$200
3.95% Senior Notes due 2016(2)	Redemption	May 20, 2016	$300	$5	$305
3.95% Senior Notes due 2024	Tender Offer	December 22, 2015	$300	$1	$297
CODES due 2035(3)	Redemption	June 20, 2014	$689	$—	$935
(1)	The 1.50% Senior Notes due 2017 were redeemed at a price equal to 100.323% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Interest ceased to accrue on and after the redemption date.

(2)	The 3.95% Senior Notes due 2016 were redeemed at a price equal to 101.475% of the principal amount thereof, plus accrued and unpaid interest. Interest ceased to accrue on and after May 20, 2016 and the only remaining right of holders of such Notes was to receive payment of the Redemption Price and accrued interest.
(3)	In 2005, we sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. On February 2, 2011, we repurchased approximately $11 million of the CODES. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. We settled the entire conversion value with respect to converted CODES in cash. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability. Interest expense recognized for the CODES was $2 million for the year ended December 31, 2014.

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

The table below presents the statements of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation and includes allocated interest expense for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt. See Note 3 to the audited consolidated financial statements for additional information.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$86	$1,088	$1,138
Cost of sales	(92)	(1,040)	(1,065)
Gain related to business divestiture(1)	64	—	—
Goodwill impairment charges	—	(571)	—
Operating income (loss) from discontinued operations	58	(523)	73
Interest expense allocated to discontinued operations	—	(20)	(20)
Income (loss) from discontinued operations before income taxes	58	(543)	53
Income tax benefit (expense)	5	21	(21)
Income (loss) from discontinued operations, net of income taxes	$63	$(522)	$32
(1)	The year ended December 31, 2016 includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

Business Acquisitions and Divestitures

As discussed above, one aspect of our strategy is to selectively acquire businesses that add new products and technologies, or provide access to select customers, programs and contracts. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L3’s consolidated operating margin while still increasing L3’s operating income, earnings per share, and net cash from operating activities. In addition, we may also dispose of certain businesses if we determine that they no longer fit into L3’s overall business strategy and we are able to receive an attractive price.

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2014, 2015 and 2016 referred to herein as business acquisitions. See Note 3 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2016, we used net cash of $388 million for business acquisitions.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2014
Data Tactics Corporation (L3 Data Tactics)	March 4, 2014	Discontinued Operations	$57
Total 2014			$57
2015
MITEQ, Inc.	January 21, 2015	Communication Systems	$41
CTC Aviation Group (L3 CTC)	May 27, 2015	Electronic Systems	236
ForceX, Inc. (L3 ForceX)	October 13, 2015	Electronic Systems	61
Total 2015			$338
2016
Advanced Technical Materials, Inc. (ATM)	January 22, 2016	Communication Systems	$27
Micreo Limited (Micreo) and Flight Training Acqusitions LLC (Aerosim)	September 30, 2016	Electronic Systems	86
MacDonald Humfrey (Automation) Limited (L3 MacDonald Humfrey)	November 22, 2016	Electronic Systems	327 (2)
Total 2016			$440
(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.
(2)	Excludes additional purchase price, not to exceed $38 million, which is contingent upon the post-acquisition financial performance of L3 MacDonald Humfrey for the three-year period ending December 31, 2019.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On January 5, 2017, we completed the acquisition of the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant) for a purchase price of $118 million, in addition to the assumption of specified liabilities. The acquisition was financed with cash on hand.

Business Divestitures. We regularly evaluate potential business divestitures. During the year ended December 31, 2015, we completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The adjustments we recorded related to the business divestitures are included in the loss related to business divestitures caption on the audited consolidated statements of operations and discussed below. Additionally, these adjustments, the proceeds received and net sales included in continuing operations related to our business divestitures, are summarized in the table below.

	Year Ended December 31, 2015
	Loss Related to Business Divestiture	Proceeds Received	Net Sales
		(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8
Total	$(31)	$358	$209

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a sales price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sales price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. We recorded a pre-tax loss of $17 million ($6 million after income taxes, or $0.07 per diluted share) for the year ended December 31, 2015, related to the divestiture of MSI. The loss is comprised of: (1) $17 million for a non-cash impairment charge, (2) a loss of $4 million on a forward contract to sell Euro proceeds from the MSI divestiture and (3) a realized gain of $4 million upon completion of the sale of MSI.

BSI Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting and was included in the Sensor Systems sector of the Electronic Systems segment. We recorded a pre-tax loss of $4 million ($6 million after income taxes, or $0.08 per diluted share) for the year ended December 31, 2015 related to the divestiture of BSI.

Tinsley Product Line Divestiture. On July 27, 2015, we divested our Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes, or $0.08 per diluted share) for the year ended December 31, 2015.

Klein Divestiture. On December 31, 2015, we divested our Klein business for a sales price of $10 million. Klein provided side scan sonar equipment and waterside security and surveillance systems and was included in the Power & Propulsion Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million ($2 million after income taxes, or $0.02 per diluted share) for the year ended December 31, 2015.

NSS Divestiture. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. See “Other Events – Discontinued Operations” above for further discussion of the divestiture and impact on our audited consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapons sight (HWS) products and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate, (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 50% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus or time-and-material type and are covered by contract accounting standards. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by contract accounting standards are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 41% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales and profits on these fixed-price contracts requires the preparation of estimates of the: (1) total contract revenue, (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $148 million, or 15%, of consolidated operating income ($1.22 per diluted share) for the year ended December 31, 2016, increases of $52 million, or 11%, of consolidated operating income ($0.45 per diluted share) for the year ended December 31, 2015, and increases of $72 million, or 7%, of consolidated operating income ($0.52 per diluted share) for the year ended December 31, 2014.

Sales and profits on cost-plus type contracts that are covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 9% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement types. Incentive and award fees are our primary variable fee contractual arrangement types. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded as sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for our businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when objective evidence exists that the fees have been earned.

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

Sales and cost of sales in connection with contracts to provide services to the U.S. Government that contain collection risk, because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for us for interim and annual reporting periods beginning on January 1, 2018, with early application permitted beginning on January 1, 2017. See Note 2 to our audited consolidated financial statements for discussion of our efforts to evaluate and implement the new standard along with our evaluation of the expected impact of the standard on our audited consolidated financial statements.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from growth expectations and cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2016, we had goodwill of $6,560 million and identifiable intangible assets of $238 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed. We review customer contractual relationships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. If any such event or change in circumstances occurs, and, if our revised estimates of future after-tax cash flows are significantly lower than our estimates at the date we acquired the customer contractual relationships, we may be required to record an impairment charge to write-down these intangible assets to their realizable values. We also review and update our estimates of the duration of our customer contractual relationships, at least annually. If such estimates indicate that the duration of our customer contractual relationships has decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful lives.

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances, to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. We did not utilize a qualitative assessment approach for the November 30, 2016 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit.

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

L3 had 10 reporting units at December 31, 2016 and at November 30, 2016 when our annual goodwill impairment assessment was completed. L3 also had 10 reporting units at December 31, 2015.

L3’s aggregate balance of goodwill from continuing operations increased by $279 million to $6,560 million at December 31, 2016 from $6,281 million at December 31, 2015 due to an increase of $335 million for business acquisitions, partially offset by $56 million for foreign currency translation adjustments. The table below presents the number of reporting units and the associated goodwill at December 31, 2016 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Electronic Systems	6	$4,177
Aerospace Systems	2	1,360
Communication Systems	2	1,023
Total	10	$6,560

The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), as well as conditions in the U.S. capital markets.

We did not record any goodwill impairment charges in 2016. We recorded aggregate goodwill impairment charges of $955 million in 2015 primarily due to a decline in the estimated fair value of the NSS business and the Vertex Aerospace business (formerly Logistics Solutions) as a result of the decline in their projected future cash flows. The adjustments we recorded related to goodwill impairment charges are presented in a separate caption on the audited consolidated statement of operations and are summarized below.

	Year Ended December 31, 2015
	Goodwill Impairment Charges
	Continuing Operations	Discontinued Operations	L3 Consolidated
	(in millions)
Vertex Aerospace reporting unit impairment	$338	$—	$338
NSS reporting unit impairment	37	571	608
Re-allocation of goodwill for business retained from NSS	9	—	9
Total	$384	$571	$955

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2016 were: (1) detailed three-year cash flow projections for each of our reporting units, (2) the expected long-term cash flow growth rates for each of our reporting units (commonly known as Terminal Growth Rates), which approximate the expected long-term nominal growth rate for the U.S. DoD budget, the U.S. economy and the respective industries in which the reporting units operate, expected inflation rates, and specific circumstances for each reporting unit, including contracts or programs ending and expected new business, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2016 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L3’s reporting units (Market Participants), including a risk free rate of return of 2.73% on the 20 year U.S. Treasury Bond as of November 30, 2016 (2.63% as of November 30, 2015) and an equity risk premium of 6% (unchanged compared to November 30, 2015), and (2) an after-tax rate of return on Market Participants’ debt, which was derived from a selected Corporate bond index having a Baa debt rating, consistent with the credit rating of the Market Participants. Each of the estimated required rate of return on equity and the after-tax rate of return on Market Participants’ debt is weighted by the relative market value percentages of the Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior five-year period, (2) the risk free rate of return based on the prevailing market yield on the 20 year U.S. Treasury Bond, (3) the rate of return on Corporate bonds having a debt rating consistent with the credit rating of the Market Participants, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions in WACC, used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2016 and 2015.

	WACC
Reportable Segments	2016	2015
Electronic Systems(1)	7.26%	7.28%
Aerospace Systems(2)	7.17%	7.11%
Communication Systems(3)	7.21%	7.36%
(1)	The weighted average risk adjusted discount rate in WACC for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.98% to 8.06% for 2016 and 7.00% to 8.12% for 2015.
(2)	The weighted average risk adjusted discount rate in WACC for the Aerospace Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.98% to 9.11% for 2016 and 7.00% to 8.41% for 2015.
(3)	The weighted average risk adjusted discount rate in WACC for the Communication Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.98% to 8.01% for 2016 and 7.00% to 8.12% for 2015.

As presented in the table below, L3’s historical three-year average annual cash flow growth rates for 2016, 2015 and 2014 for our reportable segments ranged from a negative 6% to a positive 13%. The annual cash flows generated by each of our reporting units vary from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2016 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2016 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2016	2015	2014	3 Yr. Average
Electronic Systems(2)	$500	20%	(7)%	10%	8%
Aerospace Systems(3)	$280	43%	(24)%	(38)%	(6)%
Communication Systems(4)	$187	(35)%	(2)%	75%	13%
(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.
(2)	The increase in 2016 cash flows for Electronic Systems was primarily due to lower working capital requirements and lower capital expenditures primarily at Integrated Sensor Systems and Power & Propulsion. The decrease in 2015 cash flows was primarily related to Warrior Systems which was negatively impacted by costs related to alleged performance issues with EoTech’s HWS products and working capital reductions for night vision products in 2014 that did not recur in 2015, partially offset by increased cash flow at Aviation Products & Security due to increases in working capital requirements during 2014 that did not recur in 2015. The increase in 2014 cash flows was primarily a result of a lower effective tax rate, as well as lower working capital requirements at Warrior Systems, partially offset by an increase in working capital for MSI.
(3)	The increase in 2016 cash flows for Aerospace Systems was primarily due to higher cash flows from operations compared to 2015 and lower working capital requirements at ISR Systems and Vertex Aerospace in 2016 compared to 2015. The decrease in 2015 cash flows was due to lower cash flows from operations compared to 2014 at Aircraft Systems due to cost growth on international head-of-state aircraft modification contracts and higher working capital requirements at ISR Systems. The decrease in 2014 cash flows was due to lower cash flows from operations compared to 2013 at Vertex Aerospace and Aircraft Systems, partially offset by a decrease in tax payments as a result of a lower effective tax rate.
(4)	The decrease in 2016 cash flows for Communication Systems was primarily due to higher working capital requirements in 2016 compared to 2015. The decrease in 2015 cash flows was due to an increase in capital expenditures. The increase in 2014 cash flows was due to lower working capital requirements and capital expenditures, as well as primarily higher cash flows from operations and a decrease in tax payments as a result of a lower effective income tax rate.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Sales from DoD customers generate a significant portion of our annual sales and have historically represented approximately 67% or more of our total sales. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units. In addition to these factors that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2016 assumed 3.0% nominal growth in the base budget beginning with FY 2018, consistent with the base budget cumulative average growth rate during the four year period from FY 2017 to FY 2021, as shown in the DoD budget table presented with our discussion of the business environment on page 29.

Additionally, our actual cash flows may be higher than our projections, and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units. Actions we may take include consolidating and streamlining select business operations, creating future synergies with other L3 businesses or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated: (1) 2017 cash flow amount, (2) average annual cash flow growth rates for 2017 – 2019 and (3) weighted average annual cash flow growth rates after 2019 for each of our reportable segments.

Reportable Segment	Estimated 2017 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	3 Yr. Average 2017 - 2019	2020 - 2021	After 2021 Terminal Growth Rate
Electronic Systems(2)	$375(2)	(1)%	3%	2.6%
Aerospace Systems(3)	$212(3)	(6)%	3%	2.5%
Communications Systems(4)	$172(4)	(1)%	3%	2.6%
(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.
(2)	Electronic Systems projected cash flow is expected to decrease by $125 million from $500 million in 2016 to $375 million in 2017. The decrease is primarily due to an increase in forecasted tax payments as a result of a higher effective tax rate in 2017, higher working capital requirements at Power & Propulsion Systems and Aviation Products & Security, and higher capital expenditures at Precision Engagement & Training. Electronic Systems projected cash flows are expected to increase to $457 million by 2019, compared to $375 million in 2017 primarily due to forecasted annual sales growth of approximately 3% in 2018 and 2019, and an improvement in forecasted operating margins of approximately 70 basis points from 2017 to 2019. The improvement in forecasted operating margins from 2017 to 2019 is primarily due to higher expected sales volumes for the segment and a reduced level of spending for the Advanced Programs business forecasted in 2019. Additionally, cash flows are expected to improve by 2019 due to lower expected lease payments and capital expenditures.
(3)	Aerospace Systems projected cash flow is expected to decrease by $68 million from $280 million in 2016 to $212 million in 2017. The decrease is primarily due to higher working capital requirements, higher capital expenditures and lower cash flows from operations in 2017 at ISR Systems. Aerospace Systems projected cash flow levels are expected to increase to $222 million by 2019, compared to $212 million in 2017 primarily due to higher forecasted cash flows from operations from 2017 to 2019, partially offset by higher working capital requirements at ISR & Aircraft Systems.
(4)	Communications Systems projected cash flow is expected to decrease by $15 million from $187 million in 2016 to $172 million in 2017. The decrease is primarily due to a reduction in working capital requirements at Broadband Communication Systems during 2016 that is not expected to recur in 2017 and higher forecasted tax payments as a result of a higher effective tax rate. Communication Systems projected cash flow levels are expected to increase to $181 million by 2019, compared to $172 million in 2017 primarily due to forecasted average annual sales growth of approximately 2.0% during 2018 and 2019, and an improvement in forecasted operating margins of approximately 50 basis points from 2017 to 2019 primarily related to the Space & Power Systems business for higher expected demand of power devices for commercial satellites and the Broadband Communications Systems business for higher expected volume and deliveries of secure networked communication systems.

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in the estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations.

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2017-2019) consolidated three-year undiscounted cash flow projections increased 12% compared to the prior year (2016-2018), with the changes by each reporting unit ranging from a decline of 2% to an increase of 29%. The risk adjusted discount rate, or WACC, decreased by an average of 20 basis points compared to the prior year valuations primarily due to a 40 basis point decrease in the weighted average after-tax cost of debt. The expected Terminal Growth Rates utilized in the current year valuations increased by 50 basis points to 2.5% compared with those utilized in the prior year valuations for all reporting units except for the Space & Power business and the Aviation Products & Security reporting unit. The increase is slightly below the 2.8% cumulative average annual growth rate for the DoD base budget during the four year period from FY 2017 to FY 2021. The expected Terminal Growth Rate utilized for the Aviation Products & Security reporting unit was consistent with the 3% utilized in the prior year valuation. The Expected Terminal Growth Rate utilized for the Space & Power business, which is part of the Communication Systems reporting unit, increased from 2% in the prior year valuation to 3% in the current year valuation due to higher anticipated growth in the commercial satellites business.

As part of our annual impairment test, we evaluated the sensitivity of the DCF fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 50 basis points, or (2) reducing the Terminal Growth Rate by 50 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit would have a carrying value in excess of its fair value.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, listed below are certain circumstances, depending on their outcomes, that may require us to review goodwill for impairment prior to the next annual assessment (November 30, 2017):

•	lower than expected annual sales from our contracts with the DoD, arising from unanticipated changes or reductions to future DoD budgets;
•	the ability of the reporting units to: (1) achieve 2017 projected sales, operating income and cash flow, and (2) win contract re-competitions and new business pursuits, including the Fort Rucker Maintenance Support contract re-competition at our Vertex Aerospace reporting unit. The Vertex Aerospace reporting unit goodwill balance was $187 million at December 31, 2016.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2017 is expected to increase by $10 million to $107 million from $97 million in 2016. Our discount rate assumption decreased from a weighted average rate of 4.67% at December 31, 2015 to 4.41% at December 31, 2016. The expected increase in our 2017 pension expense is primarily due to the decrease in the weighted average discount rate, partially offset by higher expected asset returns due to an increase in plan asset balances compared to the prior year.

In 2016, we changed the approach utilized to measure the service and interest cost components of expense for all of our pension and postretirement benefit plans. Historically, we measured the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to use a spot rate approach for our plans in the measurement of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as we believe the new approach provides a more precise measurement of service and interest costs. We have accounted for this change prospectively as a change in accounting estimate. This change did not affect the measurement of our total benefit obligation. The estimated weighted average discount rates used to measure 2016 pension service and interest costs were 4.83% and 3.95%, respectively. The previous method would have used a weighted average discount rate for both pension service and interest costs of 4.67%, which represented the weighted average discount rate used to determine our benefit obligation at December 31, 2015. This change resulted in a reduction to pension expense of approximately $28 million compared to the prior approach. This change did not result in a material impact to postretirement medical expense. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2017 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2016 and 2015 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2016, we had deferred tax assets of $743 million, deferred tax liabilities of $965 million and a valuation allowance of $12 million. The deferred tax assets included $18 million for loss carryforwards and $6 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and we accrue the minimum amount in the range if no amount within the range represents a better estimate. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 18 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. At December 31, 2016, the consolidated carrying values of our property, plant and equipment were $1,121 million, capitalized software development costs were $56 million and certain long-term investments were $11 million. At December 31, 2016, the carrying value of our property, plant and equipment represented 9% of total assets, and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected by our business acquisitions. See Note 3 to our audited consolidated financial statements for a discussion of our business acquisitions and dispositions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2016	2015		2015	2014
Net sales	$10,511	$10,466	0.4%	$10,466	$10,986	(5)%
Operating income	1,008	475	nm	475	1,012	(53)%
Loss related to business divestitures	—	31	nm	31	—	nm
Goodwill impairment charges	—	384	nm	384	—	nm
Segment operating income	$1,008	$890	13%	$890	$1,012	(12)%
Operating margin	9.6%	4.5%	nm	4.5%	9.2%	(467) bpts
Segment operating margin	9.6%	8.5%	110 bpts	8.5%	9.2%	(70) bpts
Interest expense	$169	$169	—%	$169	$158	7%
Interest and other income, net	$18	$17	6%	$17	$18	(6)%
Debt retirement charges	$7	$1	nm	$1	$—	nm
Effective income tax rate	22.2%	nm	nm	nm	26.0%	nm
Net income from continuing operations attributable to L3	$647	$282	nm	$282	$632	(55)%
Adjusted net income from continuing operations attributable to L3(1)	$647	$566	14%	$566	$632	(10)%
Diluted earnings per share from continuing operations	$8.21	$3.44	nm	$3.44	$7.20	(52)%
Adjusted diluted earnings per share from continuing operations(1)	$8.21	$6.91	19%	$6.91	$7.20	(4)%
Diluted weighted average common shares outstanding	78.8	81.9	(4)%	81.9	87.8	(7)%
_________________
nm – not meaningful
(1) Non-GAAP metric that excludes the goodwill impairment charges and the aggregate loss related to business divestitures. See the table on page 47 for a reconciliation and a discussion of why this information is presented.

2016 Compared with 2015

Net Sales: For the year ended December 31, 2016, consolidated net sales of $10.5 billion increased $45 million, or 0.4%, compared to the year ended December 31, 2015. Organic sales for the year ended December 31, 2016 increased $161 million, or 2%. Organic sales exclude $209 million related to business divestitures and $93 million from business acquisitions. For the year ended December 31, 2016, organic sales to the U.S. Government increased $348 million, or 5%, to $7,631 million and organic sales to international and commercial customers decreased $187 million, or 6%, to $2,787 million.

Sales from products decreased by $147 million to $6,442 million for the year ended December 31, 2016, compared to $6,589 million for the year ended December 31, 2015. Product sales represented 61% and 63% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively. Sales from products declined by $156 million due to the divestiture of MSI on May 29, 2015 and $86 million in the Space & Power Systems sector primarily due to reduced demand for power devices for commercial satellites. These decreases were partially offset by increases of $49 million in the Broadband Communications Systems sector primarily due to increased volume and deliveries of secure networked communication systems for the DoD and $46 million primarily for Aviation Products & Security due to deliveries of airport security screening systems to international customers and commercial aviation recorders products.

Sales from services increased by $192 million to $4,069 million for the year ended December 31, 2016, compared to $3,877 million for the year ended December 31, 2015. Service sales represented 39% and 37% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively. Sales from services increased by: (1) $72 million due to the CTC Aviation Group (L3 CTC), ForceX and Aerosim business acquisitions, (2) $66 million for Vertex Aerospace primarily due to higher volume and pre-production activities for U.S. Navy training aircraft and the U.S. Army C-12 contract and (3) $54 million primarily for Broadband Communications Systems due to increased volume for logistics support services for the DoD. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2016 increased by $533 million to $1,008 million, compared to the year ended December 31, 2015. Segment operating income for the year ended December 31, 2016 increased by $118 million, or 13%, compared to the year ended December 31, 2015. Segment operating margin increased by 110 basis points to 9.6% for the year ended December 31, 2016, compared to 8.5% for the year ended December 31, 2015. Segment operating margin increased by: (1) 100 basis points due to losses in 2015 at Aerospace Systems on international head-of-state aircraft modification contracts which did not recur and (2) 40 basis points due to lower pension expense of $45 million. These increases were partially offset by sales mix changes. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest expense and other: Interest expense and other for the year ended December 31, 2016 included $7 million of debt retirement charges related to the redemption of: (1) $300 million aggregate principal amount of the 2016 Notes in the second quarter of 2016 and (2) $350 million aggregate principal amount of the 2017 Notes in the fourth quarter of 2016.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2016 was 22.2%. The effective income tax rate for the year ended December 31, 2015 was not meaningful due to the goodwill impairment charges. Excluding the goodwill impairment charges and related income tax benefits, the effective income tax rate for 2015 would have been 20.5%. The increase in the effective income tax rate was driven by lower foreign tax benefits and lower Federal Research and Experimentation (R&E) tax credits in 2016 compared to 2015, partially offset by a benefit of $17 million due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards.

Net income from continuing operations attributable to L3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L3 in the year ended December 31, 2016 increased to $647 million, compared to $282 million in the year ended December 31, 2015. Diluted EPS from continuing operations was $8.21 for the year ended December 31, 2016, compared to $3.44 for the year ended December 31, 2015.

Adjusted net income from continuing operations attributable to L3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L3 increased 14% to $647 million compared to the year ended December 31, 2015, and adjusted diluted EPS from continuing operations increased 19% to $8.21.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2016 declined by 4% compared to the year ended December 31, 2015 due to repurchases of L3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2015 Compared with 2014

Net Sales: For the year ended December 31, 2015, consolidated net sales of $10.5 billion decreased $520 million, or 5%, compared to the year ended December 31, 2014. Organic sales for the year ended December 31, 2015 declined $269 million, or 3%. Organic sales exclude $354 million related to business divestitures and $103 million from business acquisitions. Sales to the U.S. Government declined 2%, or $173 million, to $7,291 million in the year ended December 31, 2015 compared to $7,464 million in the year ended December 31, 2014, driven primarily by U.S. defense budget constraints and reductions from sequestration and by the U.S. military drawdown in Afghanistan. Sales to international and commercial customers declined 10%, or $347 million, to $3,175 million in the year ended December 31, 2015, compared to $3,522 million in the year ended December 31, 2014. Organic sales to international and commercial customers decreased $92 million, or 3%, driven by foreign currency exchange rate changes.

Sales from products decreased by $250 million to $6,589 million for the year ended December 31, 2015, compared to $6,839 million for the year ended December 31, 2014. Product sales represented 63% and 62% of consolidated net sales for the years ended December 31, 2015 and 2014, respectively. Sales from products declined by: (1) $260 million related to the divestiture of MSI, (2) $113 million for Aircraft Systems due to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts and lower volume to the United States Air Force (USAF) from the DoD’s planned reduction of the Compass Call aircraft and the DoD’s retirement of the Joint Cargo Aircraft (JCA), (3) $79 million related to foreign currency exchange rate changes, (4) $49 million for reduced sales at Warrior Systems driven by lower volume for night vision goggles and the HWS voluntary return program at EoTech and (5) $37 million for Space & Power Systems primarily due to lower volume for satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government. These decreases were partially offset by an increase of: (1) $130 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, (2) $100 million primarily due to a higher mix of product sales for Broadband Communication Systems and (3) $58 million primarily for Aviation Products & Security due to deliveries of cockpit avionics products to commercial and DoD customers and airport security systems products to international customers.

Sales from services decreased by $270 million to $3,877 million for the year ended December 31, 2015, compared to $4,147 million for the year ended December 31, 2014. Service sales represented 37% and 38% of consolidated net sales for the years ended December 31, 2015 and 2014, respectively. Sales from services declined by: (1) $81 million due to a lower mix of services sales for Broadband Communication Systems, (2) $72 million primarily related to lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan, (3) $72 million related to the MSI and BSI business divestitures, (4) $63 million related to lower volume for field maintenance and sustainment services, primarily for U.S. Army and U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures, and (5) $29 million related to foreign currency exchange rate changes. These decreases were partially offset by an increase of $47 million primarily due to a higher mix of services sales for Aircraft Systems. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2015 decreased by $537 million to $475 million, compared to the year ended December 31, 2014. Segment operating income for the year ended December 31, 2015 decreased by $122 million, or 12%, compared to the year ended December 31, 2014. Segment operating margin decreased by 70 basis points to 8.5% for the year ended December 31, 2015 compared to 9.2% for the year ended December 31, 2014. This decrease was driven by higher pension expense of $61 million and unfavorable contract performance adjustments at the Aerospace Systems segment, partially offset by outside accounting and legal advisory expenses incurred in 2014 for the internal review at Aerospace Systems completed in October 2014. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2015 increased by $11 million compared to the year ended December 31, 2014 due to the issuance of $1 billion in new debt on May 28, 2014, partially offset by the redemption of our 3% Convertible Contingent Debt securities in June 2014.

Interest and other income, net: Interest and other income, net, for the year ended December 31, 2015 decreased primarily due to lower interest income for a benefit plan trust and lower interest income accretion related to the net investment in sales-type leases of flight simulator systems during the year ended December 31, 2015, partially offset by a loss recorded on the sale of a business within the Warrior Systems sector of the Electronic Systems segment during the year ended December 31, 2014.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2015 is not meaningful due to the goodwill impairment charges taken during 2015. Excluding the goodwill impairment charges and related income tax benefit, the effective income tax rate for 2015 would have decreased to 20.5% from 26.0% in 2014. The decrease was primarily due to: (1) $17 million of foreign tax benefits related to a legal restructuring of our foreign entities and (2) an increased benefit from the Federal R&E Tax Credit.

Net income from continuing operations attributable to L3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L3 in the year ended December 31, 2015 decreased to $282 million, compared to $632 million in the year ended December 31, 2014. Diluted EPS from continuing operations decreased 52% to $3.44 from $7.20 in the year ended December 31, 2014.

Adjusted net income from continuing operations attributable to L3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L3 decreased 10% to $566 million compared to the year ended December 31, 2014, and adjusted diluted EPS from continuing operations decreased 4% to $6.91.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2015 declined by 7% compared to the year ended December 31, 2014 due to repurchases of L3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

The table below presents a reconciliation of: (1) net income from continuing operations attributable to L3 to adjusted net income from continuing operations attributable to L3 and (2) diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Net income from continuing operations attributable to L3	$647	$282	$632
Loss on business divestitures(1)	—	20	—
Goodwill impairment charges(2)	—	264	—
Adjusted net income from continuing operations attributable to L3(3)	$647	$566	$632

Diluted EPS from continuing operations attributable to L3' common stockholders	$8.21	$3.44	$7.20
EPS impact of loss on business divestitures(1)	—	0.25	—
EPS impact of the goodwill impairment charges(2)	—	3.22	—
Adjusted diluted EPS from continuing operations(3)	$8.21	$6.91	$7.20
_________________
(1) Loss on business divestitures	$—	$(31)	$—
Tax benefit	—	11	—
After-tax impact	—	(20)	—
Diluted weighted average common shares outstanding	—	81.9	—
Per share impact(4)	$—	$(0.25)	$—

(2) Goodwill impairment charges	$—	$(384)	$—
Tax benefit	—	120	—
After-tax impact	—	(264)	—
Diluted weighted average common shares outstanding	—	81.9	—
Per share impact	$—	$(3.22)	$—
(3)	Adjusted diluted EPS is diluted EPS attributable to L3's common stockholders, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. Adjusted net income attributable to L3 is net income attributable to L3, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. These amounts are not calculated in accordance with U.S. GAAP. We believe that the charges or credits relating to business divestitures and non-cash goodwill impairment charges affect the comparability of the results of operations of 2015 to the results of operations for 2016. We also believe that disclosing net income and diluted EPS excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges will allow investors to more easily compare the 2016 results to the 2015 results. However, these measures may not be defined or calculated by other companies in the same manner.
(4)	Amounts may not recalculate directly due to rounding.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. The results of operations of the NSS business sold to CACI International Inc. are classified as discontinued operations for all periods presented. Accordingly, the NSS business is no longer a reportable segment. See Note 21 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2016	2015	2014
	(dollars in millions)
Net sales:(1)
Electronic Systems	$4,219	$4,269	$4,645
Aerospace Systems	4,240	4,156	4,321
Communication Systems	2,052	2,041	2,020
Consolidated net sales	$10,511	$10,466	$10,986

Operating income:
Electronic Systems	$518	$489	$533
Aerospace Systems	289	205	283
Communication Systems	201	196	196
Total segment operating income	1,008	890	1,012
Loss related to business divestitures	—	(31)	—
Goodwill impairment charges	—	(384)	—
Consolidated operating income	$1,008	$475	$1,012

Operating margin:
Electronic Systems	12.3%	11.5%	11.5%
Aerospace Systems	6.8%	4.9%	6.5%
Communication Systems	9.8%	9.6%	9.7%
Total segment operating margin	9.6%	8.5%	9.2%
Loss related to business divestitures	—%	(0.3)%	—%
Goodwill impairment charges	—%	(3.7)%	—%
Consolidated operating margin	9.6%	4.5%	9.2%
(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Year Ended December 31,		Increase/ (decrease)		Year Ended December 31,
	2016	2015			2015	2014	Decrease
	(dollars in millions)
Net sales	$4,219	$4,269	(1.2)%		$4,269	$4,645	(8.1)%
Operating income	$518	$489	5.9%		$489	$533	(8.3)%
Operating margin	12.3%	11.5%	80	bpts	11.5%	11.5%	—	bpts

2016 Compared with 2015

Electronic Systems net sales for the year ended December 31, 2016 decreased by $50 million, or 1%, compared to the year ended December 31, 2015. Organic sales increased $81 million, or 2%, compared to the year ended December 31, 2015. Organic sales exclude $209 million of sales declines related to business divestitures and $78 million of sales increases related to business acquisitions. Sales increased by: (1) $42 million for Aviation Products & Security due to: (i) deliveries of airport security screening systems to international customers and commercial aviation recorders products and (ii) higher volume for overhaul and repair services for cockpit display products to the USAF and a new commercial cockpit control/display unit product, (2) $21 million for Power & Propulsion Systems primarily due to higher volume for Hybrid Electric Drive contracts, and power conversion and distribution systems to the U.S. Navy and an allied foreign naval customer and (3) $18 million primarily for Sensor Systems due to increased deliveries of infrared detection and space electronics products to the U.S. Air Force and higher volume for photonics masts products to the U.S. Navy.

Electronic Systems operating income for the year ended December 31, 2016 increased by $29 million, or 6%, compared to the year ended December 31, 2015. Operating margin increased by 80 basis points to 12.3%. Operating margin increased by 40 basis points primarily due to higher margins related to acquisitions and divestitures and 40 basis points due to lower pension expense of $15 million.

As previously disclosed, in November 2015, we commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The refund program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. During 2016, we increased our product returns allowance by recording a reduction to net sales of $18 million. We continue to review the product returns allowance as the program matures and new information becomes available. Our ongoing evaluation may cause us to record further adjustments to the allowance in future periods. These adjustments could be material. See Note 7 to our audited consolidated financial statements for additional information.

2015 Compared with 2014

Electronic Systems net sales for the year ended December 31, 2015 decreased by $376 million, or 8%, compared to the year ended December 31, 2014. Excluding $354 million related to the divestitures of MSI, BSI, and the Tinsley Product Line, and $49 million for the CTC and ForceX acquisitions, organic sales declined $71 million, or 2%. The decrease was due to: (1) $85 million related to foreign currency exchange rate changes and (2) $24 million related to reduced sales at Warrior Systems driven by lower volume for night vision goggles and $20 million related to the HWS voluntary return program at EoTech. These decreases were partially offset by $58 million, primarily for Aviation Products & Security, due to deliveries of cockpit avionics products to commercial and DoD customers and airport security systems products to international customers.

Electronic Systems operating income for the year ended December 31, 2015 decreased by $44 million, or 8%, compared to the year ended December 31, 2014. Operating margin remained at 11.5% compared to the year ended December 31, 2014. Operating margin increased by: (1) 50 basis points due to acquisitions and divestitures, (2) 40 basis points for favorable contract performance adjustments and (3) 20 basis points due to lower severance expense of $8 million. These increases were offset by decreases of: (1) 80 basis points primarily due to lower volume for Sensor Systems and sales mix changes for Aviation Products & Security and (2) 30 basis points due to higher pension expense of $13 million.

Aerospace Systems

	Year Ended December 31,		Increase		Year Ended December 31,
	2016	2015			2015	2014	Decrease
	(dollars in millions)
Net sales	$4,240	$4,156	2.0%		$4,156	$4,321	(3.8)%
Operating income	$289	$205	41.0%		$205	$283	(27.6)%
Operating margin	6.8%	4.9%	190	bpts	4.9%	6.5%	(160	) bpts

2016 Compared with 2015

Aerospace Systems net sales for the year ended December 31, 2016 increased by $84 million, or 2%, compared to the year ended December 31, 2015. Sales increased $66 million for Vertex Aerospace and $36 million for Aircraft Systems, partially offset by an $18 million decrease for ISR Systems. Sales increased for Vertex Aerospace primarily due to higher volume and pre-production activities for U.S. Navy training aircraft and the U.S. Army C-12 contract. Sales increased for Aircraft Systems primarily due to unfavorable contract performance adjustments in the year ended December 31, 2015 that did not recur in the year ended December 31, 2016 on international head-of-state aircraft modification contracts. Sales decreased for ISR Systems by: (1) $148 million for large ISR aircraft systems for foreign military customers as contracts near completion and (2) $91 million for small ISR aircraft fleet management services to the U.S. Air Force due to reduced demand resulting from the U.S. military drawdown from Afghanistan. These decreases for ISR Systems were partially offset by increases of: (1) $107 million primarily due to the procurement and delivery of two business jets to foreign military customers in the 2016 second quarter, (2) $74 million due to higher volume for special mission aircraft and large ISR aircraft systems primarily for the U.S. Government and (3) $40 million due to higher volume for small ISR aircraft systems primarily for the U.S. Army.

Aerospace Systems operating income for the year ended December 31, 2016 increased by $84 million, or 41%, compared to the year ended December 31, 2015. Operating margin increased by 190 basis points to 6.8%. Operating margin increased by: (1) 170 basis points primarily due to net aggregate unfavorable contract performance adjustments in the year ended December 31, 2015, which included $101 million of cost growth on international head-of-state aircraft modification contracts, that did not recur in the year ended December 31, 2016, (2) 40 basis points due to improved performance on the Army C-12 contract due to better terms on the new contract which began August 1, 2015 and (3) 40 basis points due to lower pension expense of $17 million. These increases were partially offset by a decrease of 60 basis points primarily due to sales mix changes at ISR Systems.

2015 Compared with 2014

Aerospace Systems net sales for the year ended December 31, 2015 decreased by $165 million, or 4%, compared to the year ended December 31, 2014. Sales decreased $159 million for Aircraft Systems and $63 million for Vertex Aerospace. Sales for ISR Systems increased by $57 million. Sales decreased for Aircraft Systems due to lower volume of: (1) $74 million primarily on the USAF Compass Call aircraft and the DoD’s retirement of the JCA, (2) $39 million on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments, (3) $28 million for modification contracts primarily for the U.S. Navy maritime patrol aircraft and (4) $18 million primarily for aircraft cabin assemblies and subassemblies. The decrease in sales for Vertex Aerospace was due to lower volume for field maintenance and sustainment services, primarily for U.S. Army and U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures. The increase in ISR Systems was due to an increase in sales of $182 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, partially offset by $125 million of lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2015 decreased by $78 million, or 28%, compared to the year ended December 31, 2014. Operating margin decreased by 160 basis points to 4.9%. Operating margin decreased by: (1) 250 basis points due to contract performance adjustments at Aircraft Systems, which included $101 million of cost growth on international head-of-state aircraft modification contracts, compared to $15 million of cost growth on the same contracts in the year ended December 31, 2014, (2) 100 basis points primarily due to reduced flight hours and lower pricing due to competitive pressures on logistics and maintenance contracts, including the U.S. Navy T-45 contract, and (3) 70 basis points due to higher pension expense of $28 million. These decreases were partially offset by: (1) 110 basis points due to favorable contract performance adjustments at ISR Systems, (2) 70 basis points for improved performance on the Army C-12 contract due to better terms on the new contract and $18 million due to a partial recovery of cost overruns recognized in prior periods on the previous contract, (3) 40 basis points due to a $17 million increase in reserves for excess and obsolete inventory at Vertex Aerospace recorded during the year ended December 31, 2014 and (4) 40 basis points due to $25 million of outside accounting and legal advisory expenses incurred for the internal review of Aerospace Systems segment completed in October 2014.

Communication Systems

	Year Ended December 31,		Increase		Year Ended December 31,		Increase/ (decrease)
	2016	2015			2015	2014
	(dollars in millions)
Net sales	$2,052	$2,041	0.5%		$2,041	$2,020	1.0%
Operating income	$201	$196	2.6%		$196	$196	—%
Operating margin	9.8%	9.6%	20	bpts	9.6%	9.7%	(10	) bpts

2016 Compared with 2015

Communication Systems net sales for the year ended December 31, 2016 increased by $11 million, or 1%, compared to the year ended December 31, 2015. Organic sales decreased by $4 million, or 0.2%, compared to the year ended December 31, 2015. Organic sales exclude $15 million of sales increases related to business acquisitions.

The decrease was due to: (1) $88 million in the Space & Power Systems sector, primarily due to reduced demand for power devices for commercial satellites, and (2) $64 million in the Tactical Satcom sector due to fewer deliveries on a satellite communications (SATCOM) land terminals contract for the Australian Defence Force (ADF), which was completed in the second quarter of 2016. These decreases were largely offset by increases of $109 million in the Broadband Communication Systems sector primarily due to increased volume and deliveries of secure networked communication systems for the DoD and $39 million primarily for increased volume and deliveries to the DoD of mobile and ground-based SATCOM systems for the U.S. military in the Tactical Satcom sector.

Communication Systems operating income for the year ended December 31, 2016 increased by $5 million, or 3%, compared to the year ended December 31, 2015. Operating margin increased by 20 basis points to 9.8%. Operating margin increased by 60 basis points due to lower pension expense of $13 million, partially offset primarily due to sales mix changes.

2015 Compared with 2014

Communication Systems net sales for the year ended December 31, 2015 increased by $21 million, or 1%, compared to the year ended December 31, 2014. Excluding $55 million related to the Miteq acquisition, organic sales declined by $34 million, or 2%. The decrease was due to: (1) $37 million for the Space & Power Systems sector, primarily satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government, and (2) $20 million for the Advanced Communications sector, primarily secure data recorders and communications equipment for the U.S. military as contracts near completion. These decreases were offset by $23 million for the Broadband Communication Systems sector, primarily due to increased volume for development and production of secure networked communication systems for the U.S. military. For the Tactical Satcom sector, lower sales of mobile and ground based satellite communication systems for the U.S. military were offset by sales on a new contract for the ADF.

Communication Systems operating income for the year ended December 31, 2015 remained the same at $196 million compared to the year ended December 31, 2014. Operating margin decreased by 10 basis points to 9.6%. Operating margin decreased by 100 basis points due to higher pension expense of $20 million. Improved contract performance and sales and mix changes, partially offset by lower margins from the Miteq acquisition, increased operating margin by 90 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2016, we had total cash and cash equivalents of $363 million. While no amounts of the cash and cash equivalents are considered restricted, $197 million of cash was held by our foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our new five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. The Credit Facility replaced the Amended and Restated Revolving Credit Facility, which was to expire on February 3, 2017. At December 31, 2016, we had the full availability of our Credit Facility. We generated $1,097 million of net cash from operating activities from continuing operations during the year ended December 31, 2016 and we received net cash proceeds of $561 million primarily for the NSS divestiture. Significant cash uses during the year ended December 31, 2016 included $388 million related to the business acquisitions, $373 million related to repurchasing shares of our common stock, $309 million for net debt reductions, $220 million related to the payment of dividends and $216 million related to capital expenditures.

We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L3 dividends and share repurchases.

Balance Sheet

Billed receivables decreased by $15 million to $731 million at December 31, 2016 from $746 million at December 31, 2015 primarily due to: (1) the timing of billings and collections for ISR and Aircraft Systems and (2) $10 million for foreign currency translation adjustments. These decreases were partially offset by an increase of $25 million from business acquisitions.

Contracts in process decreased by $26 million to $2,055 million at December 31, 2016 from $2,081 million at December 31, 2015. During the year ended December 31, 2016, contracts in process decreased: (1) $17 million for foreign currency translation adjustments and (2) $14 million comprised of:

•	decreases of $24 million in unbilled contract receivables primarily due to shipments for Aircraft Systems and Broadband Communication Systems, partially offset by sales exceeding billings for Aviation Products & Security, and
•	increases of $10 million in inventoried contract costs, primarily due to the timing of deliveries for Space & Power Systems.

Business acquisitions increased contracts in process by $5 million.

L3’s receivables days sales outstanding (DSO) was 66 at December 31, 2016, compared with 70 at December 31, 2015. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (366 days at December 31, 2016 and 365 days at 2015). Our trailing 12 month pro forma sales were $10,655 million at December 31, 2016 and $10,314 million at December 31, 2015. The decrease in DSO during 2016 was primarily due to a decrease in net billed and unbilled contract receivables, which is discussed above, and the increase in our trailing 12 month pro forma sales.

Inventories decreased by $3 million to $330 million at December 31, 2016 from $333 million at December 31, 2015, primarily due to Aviation Products & Security Systems deliveries of airport security screening systems to the U.S. Transportation Security Administration (TSA) and foreign customers, substantially offset by $23 million of acquired inventories from the L3 MacDonald Humfrey business acquisition.

The increase in other current assets was primarily due to insurance receivables principally for the Securities Class Action described in Note 18 (the Securities Class Action) to our audited consolidated financial statements and $7 million from business acquisitions, partially offset by a decrease in income tax receivables due to the application of accrued U.S. federal income tax overpayments to offset estimated tax payments.

The decrease in assets and liabilities of discontinued operations was due to the completion of the NSS divestiture during 2016.

The increase in property, plant and equipment was primarily due to capital expenditures exceeding depreciation expense during 2016.

Goodwill increased by $279 million to $6,560 million at December 31, 2016 from $6,281 million at December 31, 2015. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2015	$3,925	$1,353	$1,003	$6,281
Business acquisitions(1)	315	—	20	335
Foreign currency translation adjustments(2)	(63)	7	—	(56)
Balance at December 31, 2016	$4,177	$1,360	$1,023	$6,560
(1)	The net increase in goodwill for the Electronic Systems segment was due to the L3 MacDonald Humfrey, Aerosim and Micreo business acquisitions, as well as the final purchase price allocations for the L3 ForceX and L3 CTC business acquisitions. The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.
(2)	The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, the Euro and the Australian dollar, offset by the weakening of the U.S. dollar against the Canadian dollar during 2016. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during 2016.

The increase in identifiable intangible assets was primarily due to $74 million of intangible assets recognized for the business acquisitions, primarily the L3 MacDonald Humfrey business acquisition, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made and $14 million of acquired balances from the business acquisitions.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Aircraft Systems, ISR Systems, Aviation Products & Security, and Broadband Communication Systems and $15 million for foreign currency translation adjustments. These decreases were partially offset by increases in advance payments and billings in excess of costs incurred due to cash collections on performance based billings for Power & Propulsion Systems, Precision Engagement & Training, and Sensors Systems and $13 million of acquired balances from the business acquisitions.

The increase in other current liabilities was primarily due to the anticipated costs of the settlements in principle in respect of the Securities Class Action and the EoTech Class Actions described in Note 18 to our audited consolidated financial statements and $7 million from business acquisitions.

The increase in deferred tax liabilities was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets partially offset by an increase in the deferred tax asset for pension liabilities during 2016.

Pension Plans

L3 maintains defined benefit pension plans covering approximately 25% of its employees. At December 31, 2016, L3’s projected benefit obligation (PBO), which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $3,758 million and exceeded the fair value of L3’s pension plan assets of $2,721 million by $1,037 million. At December 31, 2015, L3’s PBO was $3,448 million and exceeded the fair value of L3’s pension plan assets of $2,552 million by $896 million. The $141 million increase in our unfunded status was primarily due to the decrease in our weighted average discount rate from 4.67% at December 31, 2015 to 4.41% at December 31, 2016.

The expected long-term return on plan assets assumption represents the average rate that we expect to earn over the long-term on the assets of our benefit plans, including those from dividends, interest income and capital appreciation. We utilize a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical and forward looking rates of return for each individual asset class. With respect to the determination of our expected long-term return on plan assets assumption for the year ended December 31, 2016, we considered: (1) a 20-year forward looking return on plan assets as developed by our third-party consultant, which is currently 7.81% for our U.S. plans and 7.25% for our Canadian plans, and (2) our historical returns. While we review historical rates of return on our plan assets, the substantial volatility in any one year can result in historical data that is less indicative of future returns. Accordingly, we give greater consideration toward forward looking returns in developing our expected long-term return on plan assets assumption. In reviewing our historical returns, we noted that the average annual return on our U.S. pension plan assets over the period since L3’s formation in 1997 through 2015, net of investment management fees and administrative costs, determined on an arithmetic basis, was 6.92%. Arithmetic annual averages represent the simple average returns over independent annual periods. In addition, the actual annual returns have exceeded our long-term return on plan assets assumption in 12 of the past 19 years since L3’s formation. Due to a reduction in forward looking and historical returns on our plan assets compared to the prior year, we decreased our existing long-term return on plan assets assumption of 8.25% for our U.S plans by 25 basis points to 8.00% in 2016. The long-term return on plan assets assumption of 7.25% for our Canadian plans did not change. Based on the forward looking and historical returns on our plan assets discussed above and an allotment for active management, we believe our weighted average long-term return on plan assets assumption in 2016 of 7.92% is within a reasonable range.

We recorded net actuarial losses of $179 million in the year ended December 31, 2016 primarily due to the decrease in our weighted average discount rate, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 19 to our audited consolidated financial statements for additional information regarding our pension plans.

Our pension expense for 2016 was $97 million. We currently expect pension expense for 2017 to increase $10 million to approximately $107 million primarily due to the decrease in our weighted average discount rates, partially offset by higher than expected asset returns due to an increase in plan asset balances compared to the prior year.

Our pension expense for 2017 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions and divestitures for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2017, including the discount rate, mortality rates, expected long-term return on plan assets and salary increases.

Our cash pension contributions for 2016 were $97 million and we currently expect to contribute approximately $100 million to our pension plans in 2017. Actual 2017 pension contributions could be affected by changes in the funded status of our pension plans during 2017. A substantial portion of our pension plan contributions for L3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by, holding all other assumptions constant, certain actuarial assumptions. The following table illustrates the sensitivity of a change in certain assumptions for our pension plans and resulting increase (decrease) to the 2017 expected pension expense and PBO at December 31, 2016.

	Effect on 2017 Pension Expense	Effect on December 31, 2016 PBO
	(in millions)
25 basis point decrease in discount rate	$14	$133
25 basis point increase in discount rate	(13)	(125)
25 basis point decrease in expected return on assets	7	N/A
25 basis point increase in expected return on assets	(7)	N/A

Statement of Cash Flows

The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net cash from operating activities from continuing operations	$1,097	$1,069	$1,088
Net cash used in investing activities from continuing operations	(16)	(192)	(221)
Net cash used in financing activities from continuing operations	(856)	(1,205)	(893)

Operating Activities — Continuing Operations

2016 Compared with 2015. We generated $1,097 million of cash from operating activities during the year ended December 31, 2016, an increase of $28 million compared with $1,069 million generated during the year ended December 31, 2015. The increase was primarily due to higher income from continuing operations of $364 million, partially offset by: (1) lower non-cash expenses of $308 million primarily non-cash goodwill impairment charges in the year ended December 31, 2015 and (2) higher uses of cash for working capital of $28 million in the year ended December 31, 2016. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

2015 Compared with 2014. We generated $1,069 million of cash from operating activities during the year ended December 31, 2015, a decrease of $19 million compared with $1,088 million generated during the year ended December 31, 2014. The decrease was due to $348 million of lower income from continuing operations. This decrease was partially offset by increases of: (1) $269 million for higher non-cash expenses related to goodwill impairment charges, net of related tax benefits and (2) $60 million of less cash used for changes in operating assets and liabilities primarily related to trade accounts payable and accrued expenses.

Interest Payments. Our cash from operating activities included interest payments on debt of $162 million for the year ended December 31, 2016, $182 million for the year ended December 31, 2015, and $176 million for the year ended December 31, 2014. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2016, we used $16 million of cash from investing activities, which included $388 million for business acquisitions discussed under “Business Acquisitions and Divestitures” and $216 million for capital expenditures, partially offset by $561 million of cash received from business divestitures (primarily NSS).

During 2015, we used $192 million of cash primarily to: (1) acquire three businesses discussed under “Business Acquisitions and Divestitures” for $320 million and (2) pay $197 million for capital expenditures. These cash outflows were partially offset by net proceeds received of $318 million from the MSI, BSI, Tinsley Product Line and Klein divestitures.

During 2014, we used $221 million of cash primarily to: (1) acquire L3 Data Tactics and (2) pay $174 million for capital expenditures.

Financing Activities — Continuing Operations

Debt

At December 31, 2016, total outstanding debt was $3,325 million, compared to $3,626 million at December 31, 2015, all of which was senior debt. The decrease is primarily due to the redemption of the 2016 Notes and the 2017 Notes, partially offset by the issuance of the 2026 Notes. At December 31, 2016, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $402 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at December 31, 2016. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At December 31, 2016, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 9 to our audited consolidated financial statements for the components of our debt at December 31, 2016.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. On April 8, 2016, Standard and Poor’s changed our rating outlook to stable from negative and affirmed our BBB-senior unsecured rating. On November 1, 2016, Moody’s Investors Service changed our rating outlook to stable from negative and affirmed our Baa3 senior unsecured rating.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L3 during the years ended December 31, 2016 and 2014 are presented in the table below. There were no debt issuances during the year ended December 31, 2015. See Note 9 to our audited consolidated financial statements for additional information on the redemption provisions of our outstanding Senior Notes.

Note	Date of Issuance	Amount Issued	Bond Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		(in millions)
1.50% Senior Notes due May 28, 2017	May 28, 2014	$350	$1	$347	1.55%	10 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	4.02%	20 bps
3.85% Senior Notes due December 15, 2026	December 5, 2016	$550	$3	$542	3.91%	25 bps

On December 5, 2016, we issued the 2026 Notes. The 2026 Notes were issued at a bond discount of $3 million. The net cash proceeds of $542 million from the offering plus cash on hand were used primarily to: (1) replenish the amount of cash used, and the amount of revolving credit borrowings drawn, to repay the 2016 Notes, and (2) redeem the 2017 Notes.

Repurchases, Redemptions and Maturities of Senior Notes

The repurchases, redemptions and maturities of Senior Notes are presented in the table below. See Note 9 to our audited consolidated financial statements for additional information on the redemption provisions of our outstanding Senior Notes.

Note	Settlement Type	Date Settled	Aggregate Amount	Debt Retirement Charge	Cash Payments
			(in millions)
1.50% Senior Notes due 2017(1)	Redemption	December 30, 2016	$350	$2	$351
3.95% Senior Notes due 2016	Maturity	November 15, 2016	$200	$—	$200
3.95% Senior Notes due 2016(2)	Redemption	May 20, 2016	$300	$5	$305
3.95% Senior Notes due 2024	Tender Offer	December 22, 2015	$300	$1	$297
CODES due 2035(3)	Redemption	June 20, 2014	$689	$—	$935
(1)	The 1.50% Senior Notes due 2017 were redeemed at a price equal to 100.323% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Interest ceased to accrue on and after the redemption date.
(2)	The 3.95% Senior Notes due 2016 were redeemed at a price equal to 101.475% of the principal amount thereof, plus accrued and unpaid interest. Interest ceased to accrue on and after May 20, 2016 and the only remaining right of holders of such Notes was to receive payment of the Redemption Price and accrued interest.
(3)	In 2005, we sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. On February 2, 2011, we repurchased approximately $11 million of the CODES. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. We settled the entire conversion value with respect to converted CODES in cash. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability. Interest expense recognized for the CODES was $2 million for the year ended December 31, 2014.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for a description of our debt and related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2016.

Guarantees. The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material 100% owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L3’s material 100% owned domestic subsidiaries that guarantee any of its other indebtedness. The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

Equity

During 2016 and 2015, L3’s Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
2016
February 9	March 1	$0.70	$55(1)	March 15
May 3	May 17	$0.70	$55(1)	June 15
June 21	August 17	$0.70	$55(1)	September 15
October 18	November 17	$0.70	$55(1)	December 15

2015
February 10	March 2	$0.65	$55(2)	March 16
May 5	May 18	$0.65	$54(2)	June 15
June 10	August 17	$0.65	$53(2)	September 15
October 20	November 16	$0.65	$51(2)	December 15
(1)	During the year ended December 31, 2016, we paid $220 million of cash dividends. Payments of previously accrued dividends for employee held stock awards were offset by accrued dividends to be paid in future periods.
(2)	During the year ended December 31, 2015, we paid $214 million of cash dividends, including $1 million of previously accrued dividends for employee held stock awards.

L3 repurchased $373 million, or 3.0 million shares, of its common stock during the year ended December 31, 2016, $740 million, or 6.4 million shares, of its common stock during the year ended December 31, 2015 and $823 million, or 6.9 million shares, of its common stock during the year ended December 31, 2014.

L3 announced, on February 13, 2017, that its Board of Directors had increased L3’s regular quarterly cash dividend by 7% to $0.75 per share, payable on March 15, 2017, to shareholders of record at the close of business on March 1, 2017.

The number of holders of record of L3’s common stock, on February 17, 2017, was 176,555. On February 17, 2017, the closing price of L3’s common stock, as reported by the NYSE, was $168.23 per share.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2016, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by Period
	Total	Less than 1 year		1 – 3 years	3 – 5 years		More than 5 years
	(in millions)
Contractual Obligations
Debt(1)	$3,350	$—		$1,000	$1,450		$900
Interest payments(2)	768	157		314	156		141
Non-cancelable operating leases(3)	586	98		146	133	(4)	209
Notes payable and capital lease obligations	13	1		1	1		10
Purchase obligations(5)	2,199	1,780		341	53		25
Other long-term liabilities(6)	270	110	(7)	108	13		39
Total(8)	$7,186	$2,146		$1,910	$1,806		$1,324
(1)	Represents principal amount of debt and only includes scheduled principal payments.
(2)	Represents expected interest payments on L3’s debt balance at December 31, 2016 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.
(3)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(4)	Includes the residual value guarantee for three real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase the properties for $45 million or sell the properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $39 million. See Note 18 to our audited consolidated financial statements for a further description of these leases.
(5)	Represents open purchase orders at December 31, 2016 for amounts expected to be paid for goods or services that are legally binding.
(6)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2018 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2017.
(7)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2017, we expect to contribute approximately $100 million to our pension plans and approximately $10 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement benefit plans.
(8)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2016 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 16 to our audited consolidated financial statements.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make are generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2016, the remaining obligations under our outstanding offset agreements totaled $1.3 billion, which primarily relate to our Aerospace Systems and Electronic Systems segments, some of which extend through 2028. To the extent we have entered into purchase obligations at December 31, 2016 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $104 million at December 31, 2016, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2016, including the amounts expected to be paid or settled for each of the periods indicated below.

		Commitment Expiration by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	$402	$251	$76	$63	$12
Other guarantees(2)	7	—	7	—	—
Total(3)(4)	$409	$251	$83	$63	$12
(1)	Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L3’s nonperformance.
(2)	Represents the minimum guarantees made by L3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 18 to our audited consolidated financial statements for a description of these guarantees).
(3)	The total amount does not include residual value guarantees for two real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $45 million on or before August 31, 2020. See Note 18 to our audited consolidated financial statements for a further description of these leases.
(4)	The total amount does not include the fair value of the contingent consideration liability for the future potential earn-out payments relating to the L3 MacDonald Humfrey acquisition. See Note 12 to our audited consolidated financial statements for additional information on the fair value of the contingent consideration.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, and could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term and could have a material adverse effect on our results of operations and cash flows. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 18 to our audited consolidated financial statements.

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

Interest Rate Risk. Our Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Credit Facility, if any, are provided in Note 9 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2016, our foreign currency forward contracts had maturities ranging through 2021, a notional value of $358 million and a corresponding net fair value that was an asset of $6 million.

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

All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements; our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; our ability to predict the level of participation in, and the related costs our voluntary return program for certain EoTech holographic weapons sight products, and our ability to change and terminate the voluntary return program at our discretion; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2016 and any material updates to these factors contained in any of our future filings.

Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing, to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2016.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L3 Technologies, Inc., (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of L3 Technologies, Inc. internal control over financial reporting as of December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework, issued in 2013. Based on our assessments and those criteria, management determined that L3 Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage of its website at http://www.L3T.com under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman and chief executive officer, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors,” “Continuing Members of the Board of Directors,” “Executives and Certain Other Officers of the Company,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2017 Annual Meeting of Shareholders, to be held on May 9, 2017, and is incorporated herein by reference. L3 will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of its 2016 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Tabular Executive Compensation Disclosure,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” sections of the Company’s Proxy Statement are incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibits

Exhibit No.	Description of Exhibits
2.1
Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

2.2
Stock Purchase Agreement, dated as of December 7, 2015, by and among L-3 Communications Corporation, CACI International Inc and CACI, Inc.-Federal (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2015 (File No. 333-46983)).

3.1	Restated Certificate of Incorporation of L3 Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2017 (File No. 333-46983)).
3.2	Amended and Restated Bylaws of L3 Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2017 (File No. 333-46983)).
*4.1	Form of Common Stock Certificate of L3 Technologies, Inc.
4.2
Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File No. 333-46983)).

4.3
Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as Trustee, and the guarantors named therein (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 333-46983)).

*4.4	Second Supplemental Indenture, dated as of October 31, 2016 among L-3 Communications Corporation, The Bank of New York Mellon, as Trustee, and the guarantors named therein.
4.5
Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 24, 2010 (File No. 333-46983)).

4.6
First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 24, 2010 (File No. 333-46983)).

4.7
Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 (File No. 333-46983)).

4.8
Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2011 (File No. 333-46983)).

4.9
Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 333-46983)).

4.10
Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 28, 2014 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
4.11
Sixth Supplemental Indenture, dated as of June 21, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to L-3 Communications Corporation’s Registration Statement on Form S-3ASR filed on June 21, 2016 (File No. 333-212152)).

*4.12	Seventh Supplemental Indenture, dated as of October 31, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee.
4.13
Eighth Supplemental Indenture, dated as of December 5, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated December 5, 2016 (File No. 333-46983)).

10.1
Credit Agreement, dated as of October 31, 2016, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrant from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2016 (File No. 333-46983)).

*10.2
Amendment to Credit Agreement, dated as of December 22, 2016, among L-3 Communications Corporation, certain subsidiaries of the Registrant from time to time party thereto as guarantors, certain lenders from time to time party thereto, certain L/C issuers from time to time party thereto and Bank of America, N.A., as administrative agent.

*†10.3	Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors of L3 Technologies, Inc.
†10.4
Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 333-46983)).

*†10.5	L3 Technologies, Inc. Amended and Restated 1999 Long Term Performance Plan.
†10.6
Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 333-46983)).

*†10.7	L3 Technologies, Inc. Amended and Restated 2008 Long Term Performance Plan.
†10.8
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File No. 333-46983)).

†10.9
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File No. 333-46983)).

†10.10
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 333-46983)).

†10.11
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
†10.12
Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version) (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-46983)).

†10.13
Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File No. 333-46983)).

†10.14
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File No. 333-46983)).

†10.15
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2015 CEO Version) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File No. 333-46983)).

†10.16
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2016 CEO Version) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.17
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.18
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.19
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 CEO Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.20
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Senior Executive Version) (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.21
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 Senior Executive Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.22
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File No. 333-46983)).

†10.23
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Annual Equity Award Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File No. 333-46983)).

†10.24
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Deferred Compensation Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
†10.25
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.26
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2014 Version) (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.27
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2015 Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File No. 333-46983)).

†10.28
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2016 Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

*†10.29	L3 Technologies, Inc. Amended and Restated 2012 Cash Incentive Plan.
†10.30
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version) (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.31
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2014 Version) (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.32
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2015 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File No. 333-46983)).

†10.33
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2016 Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

*†10.34	L3 Technologies, Inc. Amended and Restated 2008 Directors Stock Incentive Plan.
†10.35
Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File No. 333-46983)).

†10.36
Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-46983)).

†10.37
Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File No. 333-46983)).

*†10.38	Global Amendment to Equity-Based Award Agreements and Award Notices and Cash-Based Award Agreements and Award Notices dated as of December 31, 2016.
*†10.39	L3 Technologies, Inc. Amended and Restated Change in Control Severance Plan.
*†10.40	L3 Technologies, Inc. Supplemental Executive Retirement Plan.
*†10.41	L3 Technologies, Inc. Deferred Compensation Plan I.
*†10.42	L3 Technologies, Inc. Deferred Compensation Plan II.
10.43
Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

+10.44
Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
+10.45
Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	The information required in this exhibit is presented in Note 15 to the consolidated financial statements as of December 31, 2016 in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.
+	Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L3 TECHNOLOGIES, INC.

By:	/s/ Ralph G. D’Ambrosio
Title:	Senior Vice President and Chief Financial Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 23, 2017.

Signature	Title

/s/ Michael T. Strianese	Chairman and Chief Executive Officer (Principal Executive Officer) and Director
Michael T. Strianese

/s/ Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Ralph G. D’Ambrosio

/s/ Dan Azmon	Vice President, Controller and Principal Accounting Officer
Dan Azmon

/s/ Robert B. Millard	Lead Director
Robert B. Millard

/s/ Claude R. Canizares	Director
Claude R. Canizares

/s/ Thomas A. Corcoran	Director
Thomas A. Corcoran

/s/ Ann E. Dunwoody	Director
Ann E. Dunwoody

/s/ Lewis Kramer	Director
Lewis Kramer

/s/ Lloyd W. Newton	Director
Lloyd W. Newton

/s/ Vincent Pagano, Jr.	Director
Vincent Pagano, Jr.

/s/ H. Hugh Shelton	Director
H. Hugh Shelton

/s/ Arthur L. Simon	Director
Arthur L. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L3 Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets of L3 Technologies, Inc. and its subsidiaries and the related consolidated statements of operations, comprehensive income, equity, and cash flows, present fairly, in all material respects, the financial positions of L3 Technologies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of the operations and the cash flows of L3 Technologies, Inc. and its subsidiaries for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, L3 Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of L3 Technologies, Inc. are responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the internal control over financial reporting of L3 Technologies, Inc. based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, L3 Technologies, Inc. changed the manner in which it accounts for excess tax benefits on share-based payments in 2016.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2017

L3 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$363	$207
Billed receivables, net of allowances of $13 in 2016 and $15 in 2015	731	746
Contracts in process	2,055	2,081
Inventories	330	333
Other current assets	218	201
Assets of discontinued operations	—	664
Total current assets	3,697	4,232
Property, plant and equipment, net	1,121	1,097
Goodwill	6,560	6,281
Identifiable intangible assets	238	199
Other assets	249	260
Total assets	$11,865	$12,069

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$499
Accounts payable, trade	299	297
Accrued employment costs	516	504
Accrued expenses	375	390
Advance payments and billings in excess of costs incurred	492	562
Income taxes payable	22	13
Other current liabilities	431	394
Liabilities of discontinued operations	—	220
Total current liabilities	2,135	2,879
Pension and postretirement benefits	1,177	1,047
Deferred income taxes	236	219
Other liabilities	368	368
Long-term debt	3,325	3,127
Total liabilities	7,241	7,640

Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 77,232,204 shares outstanding at December 31, 2016 and 78,133,763 shares outstanding at December 31, 2015	6,285	6,052
Treasury stock (at cost), 82,385,075 shares at December 31, 2016 and 79,375,063 shares at December 31, 2015	(7,224)	(6,851)
Retained earnings	6,218	5,728
Accumulated other comprehensive loss	(726)	(574)
Total shareholders’ equity	4,553	4,355
Noncontrolling interests	71	74
Total equity	4,624	4,429
Total liabilities and equity	$11,865	$12,069

See notes to consolidated financial statements

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales:
Products	$6,442	$6,589	$6,839
Services	4,069	3,877	4,147
Total net sales	10,511	10,466	10,986

Cost of sales:
Products	(5,785)	(6,007)	(6,161)
Services	(3,718)	(3,569)	(3,813)
Total cost of sales	(9,503)	(9,576)	(9,974)
Loss related to business divestitures	—	(31)	—
Goodwill impairment charges	—	(384)	—
Operating income	1,008	475	1,012
Interest expense	(169)	(169)	(158)
Interest and other income, net	18	17	18
Debt retirement charges	(7)	(1)	—
Income from continuing operations before income taxes	850	322	872
Provision for income taxes	(189)	(25)	(227)
Income from continuing operations	661	297	645
Income (loss) from discontinued operations, net of income taxes	63	(522)	32
Net income (loss)	724	(225)	677
Net income from continuing operations attributable to noncontrolling interests	(14)	(15)	(13)
Net income (loss) attributable to L3	$710	$(240)	$664

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$8.36	$3.49	$7.40
Discontinued operations	0.81	(6.46)	0.38
Basic earnings (loss) per share	$9.17	$(2.97)	$7.78

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$8.21	$3.44	$7.20
Discontinued operations	0.80	(6.37)	0.36
Diluted earnings (loss) per share	$9.01	$(2.93)	$7.56
Cash dividends declared per common share	$2.80	$2.60	$2.40

Weighted average common shares outstanding:
Basic	77.4	80.7	85.4
Diluted	78.8	81.9	87.8

See notes to consolidated financial statements

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$724	$(225)	$677
Other comprehensive income (loss):
Foreign currency translation adjustments	(77)	(120)	(123)
Unrealized gains (losses) on hedging instruments(1)	14	(3)	(6)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	30	43	9
Net (loss) gain arising during the period(3)	(119)	90	(354)
Net change in pension and postretirement benefit plans	(89)	133	(345)
Total other comprehensive (loss) income	(152)	10	(474)
Comprehensive income (loss)	572	(215)	203
Comprehensive income attributable to noncontrolling interests	(14)	(15)	(13)
Comprehensive income (loss) attributable to L3	$558	$(230)	$190
(1)	Net of income taxes of $5 million in 2016, income tax benefits of $2 million in 2015 and $1 million in 2014.
(2)	Net of income taxes of $18 million in 2016, $24 million in 2015 and $6 million in 2014.
(3)	Net of income tax benefit of $69 million in 2016, income taxes of $49 million in 2015 and an income tax benefit of $211 million in 2014. The 2015 amount includes $9 million (net of income taxes of $5 million) for the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715, Defined Benefit Plans – Pension.

See notes to consolidated financial statements

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L3 Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					664		13	677
Other comprehensive loss						(474)		(474)
Distributions to noncontrolling interests							(13)	(13)
Cash dividends declared ($2.40 per share)					(209)			(209)
Shares issued:
Employee savings plans	1.2		130					130
Exercise of stock options	1.2		109					109
Employee stock purchase plan	0.3		35					35
Vesting of restricted stock and performance units	0.6
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(27)					(27)
Stock-based compensation expense			52					52
Treasury stock purchased	(6.9)			(823)				(823)
Retirement of Convertible Contingent Debt Securities			(161)					(161)
Other			8					8
Balance at December 31, 2014	82.0	1	5,798	(6,111)	6,181	(584)	75	5,360
Net (loss) income					(240)		15	(225)
Other comprehensive income						10		10
Distributions to noncontrolling interests							(16)	(16)
Cash dividends declared ($2.60 per share)					(213)			(213)
Shares issued:
Employee savings plans	1.1		120					120
Exercise of stock options	0.7		74					74
Employee stock purchase plan	0.3		34					34
Vesting of restricted stock and performance units	0.7
Repurchases of common stock to satisfy tax withholding obligations	(0.3)		(33)					(33)
Stock-based compensation expense			49					49
Treasury stock purchased	(6.4)			(740)				(740)
Other			9					9
Balance at December 31, 2015	78.1	1	6,051	(6,851)	5,728	(574)	74	4,429
Net income					710		14	724
Other comprehensive loss						(152)		(152)
Distributions to noncontrolling interests							(17)	(17)
Cash dividends declared ($2.80 per share)					(220)			(220)
Shares issued:
Employee savings plans	0.9		115					115
Exercise of stock options	0.6		53					53
Employee stock purchase plan	0.4		31					31
Vesting of restricted stock and performance units	0.5
Repurchases of common stock to satisfy tax withholding obligations	(0.3)		(21)					(21)
Stock-based compensation expense			49					49
Treasury stock purchased	(3.0)			(373)				(373)
Other			6					6
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624

See notes to consolidated financial statements

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$724	$(225)	$677
Less: (Income) loss from discontinued operations, net of tax	(63)	522	(32)
Income from continuing operations	661	297	645
Depreciation of property, plant and equipment	162	166	165
Amortization of intangibles and other assets	44	44	49
Deferred income tax provision (benefit)	43	(66)	113
Stock-based employee compensation expense	49	46	50
Contributions to employee savings plans in L3's common stock	113	110	119
Goodwill impairment charges	—	384	—
Amortization of pension and postretirement benefit plans net loss and prior service cost	48	67	15
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	8	8	7
Loss related to business divestitures	—	31	—
Other non-cash items	12	(3)	—
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	30	50	39
Contracts in process	14	32	7
Inventories	22	(38)	—
Other assets	29	(27)	(17)
Accounts payable, trade	4	(32)	(80)
Accrued employment costs	9	34	(5)
Accrued expenses	(17)	14	(14)
Advance payments and billings in excess of costs incurred	(69)	(6)	65
Income taxes	34	(33)	(7)
Other current liabilities	19	(2)	6
Pension and postretirement benefits	(57)	(8)	(44)
All other operating activities	(61)	1	(25)
Net cash from operating activities from continuing operations	1,097	1,069	1,088

Investing activities:
Business acquisitions, net of cash acquired	(388)	(320)	(57)
Proceeds from the sale of businesses, net of closing date cash balances	561	318	1
Capital expenditures	(216)	(197)	(174)
Dispositions of property, plant and equipment	21	3	4
Other investing activities	6	4	5
Net cash used in investing activities from continuing operations	(16)	(192)	(221)

Financing activities:
Proceeds from sale of senior notes	547	—	996
Redemption of CODES	—	—	(935)
Repurchases, redemptions and maturities of senior notes	(856)	(297)	—
Borrowings under revolving credit facility	819	1,194	1,367
Repayments of borrowings under revolving credit facility	(819)	(1,194)	(1,367)
Common stock repurchased	(373)	(740)	(823)
Dividends paid on L3's common stock	(220)	(214)	(208)
Proceeds from exercise of stock options	53	48	93
Proceeds from employee stock purchase plan	31	34	35
Debt issue costs	(10)	—	(8)
Repurchases of common stock to satisfy tax withholding obligations	(21)	(33)	(27)
Other financing activities	(7)	(3)	(16)
Net cash used in financing activities from continuing operations	(856)	(1,205)	(893)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(13)	(19)	(17)
Net cash (used in) from discontinued operations:
Operating activities	(56)	56	54
Investing activities	—	(5)	(8)
Net cash (used in) from discontinued operations	(56)	51	46
Change in cash balance in assets held for sale	—	61	(61)
Net increase (decrease) in cash and cash equivalents	156	(235)	(58)
Cash and cash equivalents, beginning of the year	207	442	500
Cash and cash equivalents, end of the year	$363	$207	$442

See notes to consolidated financial statements

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L-3 Communications Holdings, Inc. (L-3 Holdings), a Delaware corporation organized in April 1997, derived all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Corp). On December 31, 2016, the Company completed an internal reorganization to eliminate its holding company structure. Pursuant to the reorganization, L-3 Holdings was merged (the Merger) with and into L-3 Corp, with the subsidiary being the surviving entity in the Merger (the Surviving Entity). Immediately following the completion of the Merger, the name of the Surviving Entity was changed to L3 Technologies, Inc. (the Name Change).

As a result of the Merger and the Name Change, all outstanding shares of L-3 Holdings’ common stock were automatically converted into the same number of shares of common stock of L3 Technologies, Inc., with economic, voting and other rights that are substantially identical. The common stock of L3 Technologies, Inc. commenced trading effective January 3, 2017 (the first trading day of 2017) on the New York Stock Exchange under the ticker symbol “LLL”, the same ticker symbol previously used by L-3 Holdings.

L3 Technologies, Inc. (L3 Technologies Inc. and, together with its subsidiaries, referred to herein as L3 or the Company), is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers. The Company is the successor of L-3 Communications Holdings, Inc.

The Company has the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products & security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Effective March 1, 2017, the Company will realign its Electronic Systems segment in connection with the retirement of the segment’s president in the second quarter of 2017. The current Electronic Systems segment will be split into two separate segments named (1) Electronic Systems and (2) Sensor Systems. Accordingly, the Company’s structure will consist of the following four segments: (1) Aerospace Systems, (2) Communication Systems, (3) Electronic Systems and (4) Sensor Systems. The Company will report its results under the realigned business segments commencing in the first quarter of 2017 at which time the Company will restate the corresponding information for prior periods. Financial information with respect to each of its segments is included in Note 21.

On December 7, 2015, the Company entered into a definitive agreement to sell its National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to the Company’s continuing operations, unless specifically noted. See Note 3 for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying financial statements comprise the consolidated financial statements of L3. The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have voting control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method. For the classification of contract related assets and liabilities, the Company uses the duration of the related contract or program as its operating cycle, which may be longer than one year, and classifies them as current. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapons sight (HWS) products, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to Percentage-of-Completion (POC) accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $148 million, or 15%, of consolidated operating income ($1.22 per diluted share) for the year ended December 31, 2016, increases of $52 million, or 11%, of consolidated operating income ($0.45 per diluted share) for the year ended December 31, 2015, and increases of $72 million, or 7%, of consolidated operating income ($0.52 per diluted share) for the year ended December 31, 2014.

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 50% of the Company’s net sales in 2016 were accounted for under contract accounting standards, of which approximately 41% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts).

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-plus type contracts that are covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement types. Incentive and award fees are the primary variable fee contractual arrangement types for the Company. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded as sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require the Company to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when objective evidence exists that the fees have been earned.

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

Sales and cost of sales in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for international and commercial customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed to cost of sales as incurred.

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are not accounted for

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Product Warranties: Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred or as warranty periods expire.

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2016	2015
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$105	$93
Acquisitions during this period	3	1
Accruals for product warranties issued during the period	51	59
Changes to accruals for product warranties existing before January 1	—	2
Foreign currency translation adjustments	(1)	(2)
Settlements made during the period	(49)	(48)
Balance at December 31	$109	$105
(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

Deferred Debt Issue Costs: Costs to issue debt are capitalized and deferred when incurred, and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method. Deferred debt issuance costs, other than for line-of credit arrangements, are presented in the Company’s consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability. Deferred debt issue costs for line-of-credit arrangements are presented in the Company’s consolidated balance sheets in other assets.

Pension Plan and Postretirement Benefit Plan Obligations: The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant’s compensation and/or years of service. The Company’s funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon.

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

In accordance with accounting standards for employee pension and postretirement benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements and measures its pension and postretirement benefit plan assets and benefit obligations as of December 31.

The obligation for the Company’s pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. See Note 19, Pensions and Other Employee Benefits for additional information.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stock-Based Compensation: The Company follows the fair value based method of accounting for stock-based employee compensation, which requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is primarily a non-cash expense because the Company settles these obligations by issuing shares of L3 common stock instead of settling such obligations with cash payments.

Compensation expense for restricted stock unit and stock option awards is generally recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for performance units payable in L3 common stock is based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Stock-based compensation expense is recognized net of estimated forfeitures.

Income Taxes: The Company provides for income taxes using the liability method. Deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment. Valuation allowances for deferred tax assets are provided when it is more likely than not that the assets will not be realized, considering, when appropriate, tax planning strategies. Deferred income tax assets and liabilities are classified as noncurrent in the Company’s balance sheet.

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

Contracts in Process: Contracts in Process include unbilled contract receivables and inventoried contract costs for which sales and profits are recognized primarily using a POC method of accounting. Unbilled Contract Receivables represent accumulated incurred costs and earned profits on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, but have not been billed to customers. Inventoried Contract Costs primarily represent incurred costs on contracts using the units-of-delivery method of accounting and include direct costs and indirect costs, including overhead costs, and materials acquired for U.S. Government service contracts. As discussed in Note 4, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), IRAD costs and B&P costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company is entitled to receive progress payments as costs are incurred or milestone payments as work is performed. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs incurred and related estimated profits are reported on the Company’s balance sheet as Advance Payments and Billings in Excess of Costs Incurred.

The Company values its acquired contracts in process in connection with business acquisitions on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort.

Inventories: Inventories, other than Inventoried Contract Costs, are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess, obsolete or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by generally applying the straight-line method to the estimated useful lives of the related assets. Useful lives generally range from 10 to 40 years for buildings and improvements and three to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property, plant or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is valued at fair value.

Goodwill and Indefinite-lived Intangible Assets: The carrying value of goodwill and indefinite-lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company did not utilize a qualitative assessment approach for the November 30, 2016 goodwill impairment test, as the Company chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the years ended December 31, 2016 and 2014. The Company recorded goodwill impairment charges of $955 million during the year ended December 31, 2015, including $384 million classified in income from continuing operations and $571 million classified in income from discontinued operations. See Note 6 for additional information on the goodwill impairment charges and accumulated goodwill impairment losses.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed. The Company reviews and updates its estimates of the duration of its customer contractual relationships. If the Company’s current estimates indicate that the duration of its customer contractual relationships have decreased, then the Company adjusts the amortization period for those customer contractual relationships to their remaining useful economic life.

Derivative Financial Instruments: The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes.

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the U.S. dollar, the Euro, the Canadian dollar and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Treasury Stock: The Company records treasury stock purchases at cost, which includes incremental direct transaction costs.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2016, 2015 and 2014 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated OCI and are only recognized in income when a foreign subsidiary is divested.

Accounting Standards Issued and Not Yet Implemented: In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for Step 2 under current accounting standards, the Company calculates the fair value of its assets and liabilities (including unrecognized assets and liabilities) as if acquired or assumed in a business combination. Under the amendments in this update the Company will determine the amount of goodwill impairment, by comparing the Step 1 fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its Step 1 fair value, a goodwill impairment is recognized. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this standard will reduce the complexity surrounding the evaluation of goodwill for impairment. The impact of this standard for the Company will depend on the outcomes of future goodwill impairment tests.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be further evaluated. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2018, with early application permitted. The Company believes that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In the adoption year, the Company will be required to recognize and measure all leases using a modified retrospective approach, which requires the restatement of each prior reporting period presented, and permits a number of optional practical expedients that the Company may elect to apply. The optional practical expedients allow the Company to use: (i) its existing assessments under current accounting standards as to the classification of a lease as operating or financing, and whether any expired or existing contracts is or contains a lease, and (ii) hindsight to determine the term of existing leases, for the purpose of restating each prior reporting period presented. The Company is currently evaluating when it will adopt this ASU, whether to elect the optional practical expedients and the expected impact of the adoption of this standard on its consolidated financial statements and disclosures related to leasing activities.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption.

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method and is currently evaluating the expected impact of the adoption on its consolidated financial statements, and related disclosures. Under the modified retrospective transition method, the Company will be required to calculate and record the cumulative effect of adopting the new standard as of January 1, 2018, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018. The Company expects to estimate the cumulative effect of adopting the new standard as of January 1, 2018 in the second half of 2017 based on expected contracts in process at December 31, 2017.

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. Specifically, the Company has evaluated the impact of the standard on its various revenue streams. Based on progress made to date, the Company expects to recognize revenue over time on most of its contracts that are covered by current contract accounting standards by using cost inputs to measure progress toward the completion of its performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Accordingly, the Company expects the adoption of this standard to primarily impact contracts currently covered by contract accounting standards that recognize revenue using the POC units-of-delivery method. Approximately 20% of the Company’s net sales used the POC units-of-delivery method to recognize revenue in 2016. Upon adoption, the Company expects to recognize revenue earlier in the performance period as costs are incurred, as opposed to when units are delivered, on some of these contracts that currently use the POC units-of-delivery method to recognize revenue.

Additionally, the Company has also made progress on drafting its accounting policies affected by this standard, the redesign of internal controls over financial reporting related to the standard, as well as evaluating the expanded disclosure requirements. The Company expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems during the first half of 2017, and implement any changes to such business processes, controls and systems over the remainder of 2017.

New Accounting Standards Implemented: In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits are classified as an operating activity on the statement of cash flows. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. Effective January 1, 2016, the Company adopted ASU 2016-09 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method. See Note 16 for additional information.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding cash flow statement classification of: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 during

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the quarterly period ended December 31, 2016, with retrospective application to the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014. The adoption of ASU 2016-15 resulted in changes in the classification on the statement of cash flows relating to payments of debt extinguishment costs and original issue discounts of $11 million and $1 million, for the years ended December 31, 2016 and 2015, respectively. These payments would have been previously classified in cash flows from operations, and are now classified in cash flows from financing activities.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2016 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2016 Business Acquisitions

MacDonald Humfrey (Automation) Limited Acquisition. On November 22, 2016, the Company acquired MacDonald Humfrey (Automation) Limited, renamed L3 MacDonald Humfrey, for a purchase price of £263 million (approximately $327 million). The purchase price is subject to additional, contingent consideration not to exceed £30 million (approximately $38 million), and is based on L3 MacDonald Humfrey’s post-acquisition financial performance for the three-year period ending December 31, 2019. The Company recorded a £23 million (approximately $29 million) liability on the acquisition date for the fair value of the contingent consideration. The acquisition was funded from cash on hand and revolving credit borrowings that were repaid before the end of 2016. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. L3 MacDonald Humfrey is a globally recognized leader in the deployment of operationally effective and efficient aviation checkpoint security solutions, as well as in the development of state-of-the-art process automation and collaborative robotic capabilities supporting aviation and other adjacent markets. The goodwill recognized for this business was £205 million (approximately $252 million), which was assigned to the Electronics Systems reportable segment, and is not expected to be deductible for income tax purposes. The Company also recognized identifiable intangible assets of £43 million (approximately $53 million) in the aggregate, which consisted of £22 million (approximately $27 million) for technology and £21 million (approximately $26 million) for customer relationships. Identifiable intangible assets will be amortized over a weighted average useful life of 10 years.

Micreo Limited and Aerosim Acquisitions. On September 30, 2016, the Company acquired Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim), in separate transactions, for an aggregate purchase price of approximately $86 million, which was financed with cash on hand. The final purchase prices are subject to customary adjustments for final working capital. The final purchase price allocations, which are expected to be completed in the second quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. Micreo specializes in solutions that utilize high-performance microwave, millimeter wave and photonic technology that complements the Company’s wide range of sensor products and is expected to strengthen the development of the Company’s future products in the higher Electronic Warfare (EW) radio frequency (RF) bandwidth. Micreo currently supports a variety of airborne, land and security programs in Australia. Aerosim provides innovative, portable and flexible pilot and maintenance technician training products and provides a flight school for prospective airline pilots. Aerosim’s commercial training capabilities are complementary to those offered by L3 Commercial Training Solutions. The aggregate goodwill recognized for these businesses was $61 million, which was assigned to the Electronic Systems reportable segment, of which $6 million is expected to be deductible for income tax purposes.

Advanced Technical Materials, Inc. (ATM) Acquisition. On January 22, 2016, the Company acquired the assets of ATM for a purchase price of $27 million, which was financed with cash on hand. The purchase price and purchase

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

price allocation of ATM was finalized as of September 23, 2016, with no significant changes to preliminary amounts. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components. The goodwill recognized for this business was $20 million, which was assigned to the Communication Systems reportable segment, all of which is expected to be deductible for income tax purposes.

Net sales and income before income taxes for L3 MacDonald Humfrey, Micreo, Aerosim and ATM, included in L3’s consolidated statement of operations for the year ended December 31, 2016, are presented in the table below.

Year Ended December 31, 2016
(in millions)
Net sales	$37
Income before income taxes	$7

2015 Business Acquisitions

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L3 ForceX, for a purchase price of $61 million, which was financed with cash on hand. The purchase price and purchase price allocation of L3 ForceX was finalized as of September 23, 2016, with no significant changes to preliminary amounts. L3 ForceX specializes in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L3 ForceX’s proprietary processing, exploitation and dissemination capabilities provide an integrated tactical operational picture, allowing users to make critical decisions in real time. L3 ForceX also supports several key DoD ISR initiatives and classified programs. L3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies. The goodwill recognized for this business was $53 million, which was assigned to the Electronic Systems reportable segment, of which $52 million is expected to be deductible for income tax purposes.

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L3 CTC Ltd. (L3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. The purchase price and purchase price allocation of L3 CTC was finalized as of June 24, 2016, with no significant changes to preliminary amounts. L3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. L3 CTC expands L3’s commercial aviation training business to encompass a growing portfolio of airline and third-party training company customers. The goodwill recognized for this business was £118 million (approximately $182 million), which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes.

MITEQ, Inc. Acquisition. On January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. The purchase price and purchase price allocation of Miteq was finalized as of September 25, 2015, with no significant changes to preliminary amounts. Miteq was combined with the Company’s Narda Microwave-East business and the new organization was re-named L3 Narda-Miteq. Miteq offers a broad product line of active and passive RF microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L3 Narda-Miteq business provides products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. The goodwill recognized for this business was $11 million, of which $4 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communication Systems reportable segment.

2014 Business Acquisition

Data Tactics Corporation Acquisition. On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L3 Data Tactics was finalized as of December 31, 2014, with no significant changes to preliminary amounts. L3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

goodwill recognized for this business was $39 million, which was assigned to the former NSS reportable segment and is included in discontinued operations for the year ended December 31, 2015. On February 1, 2016, L3 Data Tactics was sold to CACI International Inc. in conjunction with the sale of the NSS business.

Business Acquisitions Completed After December 31, 2016

Implant Sciences Acquisition. On October 10, 2016, the Company entered into an asset purchase agreement (APA), to acquire certain assets of Implant, at which time Implant entered into Chapter 11 bankruptcy protection of the U.S. Bankruptcy Code. In December 2016, Implant received the U.S. Bankruptcy Court approval to consummate the APA. Implant’s ETD products have received approvals and certifications from several international regulatory agencies. Implant bolsters the Company’s leadership in efficient, scalable security solutions and greatly enhances its capabilities in the global aviation security and national security markets. On January 5, 2017, the Company completed the acquisition of the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant), for a purchase price of $118 million, in addition to the assumption of specified liabilities, which was financed with cash on hand.

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

The table below presents the statements of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation and includes allocated interest expense for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$86	$1,088	$1,138
Cost of sales	(92)	(1,040)	(1,065)
Gain related to business divestiture(1)	64	—	—
Goodwill impairment charges	—	(571)	—
Operating income (loss) from discontinued operations	58	(523)	73
Interest expense allocated to discontinued operations	—	(20)	(20)
Income (loss) from discontinued operations before income taxes	58	(543)	53
Income tax benefit (expense)	5	21	(21)
Income (loss) from discontinued operations, net of income taxes	$63	$(522)	$32
(1)	The year ended December 31, 2016 includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The major classes of assets and liabilities included in discontinued operations related to NSS are presented in the table below.

December 31, 2015
(in millions)
Assets
Current assets	$201
Property, plant and equipment, net	25
Goodwill(1)	390
Other assets	48
Total assets of discontinued operations	$664

Liabilities
Accounts payable, trade	$48
Other current liabilities	78
Current liabilities	126
Long-term liabilities	94
Total liabilities of discontinued operations	$220
(1)	The goodwill balance at December 31, 2015 is based on an allocation of the goodwill attributable to the NSS reporting unit to discontinued operations based on the relative fair value of the NSS business retained by L3 and NSS business sold.

Business Divestitures

2015 Business Divestitures

During the year ended December 31, 2015, the Company completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The adjustments recorded by the Company related to the business divestitures are included in the loss related to business divestitures caption on the audited consolidated statements of operations and discussed below. Additionally, these adjustments, the proceeds received, and net sales included in continuing operations related to the Company’s business divestitures, are summarized in the table below.

	Year Ended December 31, 2015
	Loss Related to Business Divestiture	Proceeds Received	Net Sales
	(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8
Total	$(31)	$358	$209

MSI Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a sales price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sales price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. The Company recorded a pre-tax loss

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

of $17 million ($6 million after income taxes) for the year ended December 31, 2015, related to the divestiture of MSI. The loss is comprised of: (1) $17 million for a non-cash impairment charge, (2) a loss of $4 million on a forward contract to sell Euro proceeds from the MSI divestiture and (3) a realized gain of $4 million upon completion of the sale of MSI.

BSI Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The Company recorded a pre-tax loss of $4 million ($6 million after income taxes) during the year ended December 31, 2015, related to the divestiture of BSI.

Tinsley Product Line Divestiture. On July 27, 2015, the Company divested its Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes) for the year ended December 31, 2015.

Klein Divestiture. On December 31, 2015, the Company divested its Klein business for a sales price of $10 million. Klein provided side scan sonar equipment and waterside security and surveillance systems, and was included in the Power & Propulsion Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million ($2 million after income taxes) for the year ended December 31, 2015.

Net sales and income (loss) before income taxes for MSI, BSI, the Tinsley Product Line and Klein, included in L3’s consolidated statements of operations, are presented in the table below on an aggregate basis, and are included in income from continuing operations for all periods presented.

	Year Ended December 31,
	2015	2014
	(in millions)
Net sales	$209	$596
Income before income taxes	$—	$27

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the years ended December 31, 2016 and 2015 assuming that the business acquisitions completed during 2016 and 2015 had occurred on January 1, 2015 and January 1, 2014, respectively. The unaudited pro forma Statements of Operations data below includes adjustment for additional amortization expense related to acquired intangible assets, depreciation and estimated reduction to interest income assuming the 2016 and 2015 acquisitions had occurred on January 1, 2015 and January 1, 2014, respectively.

	Year Ended December 31,
	2016	2015
	(in millions, except per share data)
Pro forma net sales	$10,655	$10,700
Pro forma income from continuing operations attributable to L3	$660	$307
Pro forma net income (loss) attributable to L3	$723	$(215)
Pro forma diluted earnings per share from continuing operations	$8.38	$3.74
Pro forma diluted earnings (loss) per share	$9.18	$(2.63)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

	December 31,
	2016	2015
	(in millions)
Unbilled contract receivables, gross	$2,020	$2,120
Unliquidated progress payments	(827)	(892)
Unbilled contract receivables, net	1,193	1,228
Inventoried contract costs, gross	1,065	975
Unliquidated progress payments	(203)	(122)
Inventoried contract costs, net	862	853
Total contracts in process	$2,055	$2,081

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts, time-and-material type contracts and fixed-price service type contracts for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 95% of the unbilled contract receivables, net at December 31, 2016 will be billed and collected within one year.

Unliquidated Progress Payments. Unliquidated progress payments arise from fixed-price type contracts with the U.S. Government that contain progress payment clauses, and represent progress payments on invoices that have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. Therefore, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost method, and against inventoried contract costs if revenue is recorded using the units-of-delivery method.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$137	$114	$121
Contract costs incurred:
IRAD and B&P	308	284	270
Other G&A	839	822	804
Total	1,147	1,106	1,074
Amounts charged to cost of sales	(1,111)	(1,083)	(1,081)
Amounts included in inventoried contract costs at end of the year	$173	$137	$114

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the consolidated statements of operations.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Selling, general and administrative expenses	$223	$261	$297
Research and development expenses	54	52	63
Total	$277	$313	$360

5. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2016	2015
	(in millions)
Raw materials, components and sub-assemblies	$165	$164
Work in process	106	103
Finished goods	59	66
Total	$330	$333

6. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2016, the Company had approximately 38,000 employees, and the substantial majority of the sales generated by the Company’s businesses were from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2014
Goodwill	$3,816	$1,730	$1,024	$6,570
Accumulated impairment losses	(43)	—	(15)	(58)
	3,773	1,730	1,009	6,512
Business acquisitions(1)	233	—	11	244
Business divestitures(2)	(20)	—	—	(20)
Business retained from NSS divestiture	26	—	2	28
Goodwill impairment charges	(26)	(338)	(20)	(384)
Foreign currency translation adjustments(3)	(61)	(39)	1	(99)
Balance at December 31, 2015
Goodwill	3,994	1,691	1,038	6,723
Accumulated impairment losses(4)	(69)	(338)	(35)	(442)
	3,925	1,353	1,003	6,281
Business acquisitions(1)	315	—	20	335
Foreign currency translation adjustments(3)	(63)	7	—	(56)
Balance at December 31, 2016
Goodwill	4,246	1,698	1,058	7,002
Accumulated impairment losses	(69)	(338)	(35)	(442)
	$4,177	$1,360	$1,023	$6,560
(1)	For the year ended December 31, 2016, the net increase in goodwill for the Electronic Systems segment was due to the L3 MacDonald Humfrey, Aeroism and Micreo business acquisitions, as well as the final purchase price allocations for the L3 ForceX and L3 CTC business acquisitions. The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition. For the year ended December 31, 2015, the net increase in goodwill for the Electronic Systems segment was due to the L3 CTC and L3 ForceX business acquisitions. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.
(2)	For the year ended December 31, 2015, the decrease in goodwill for the Electronic Systems segment was due to the divestitures of BSI, the Tinsley Product Line and Klein.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3)	During 2016, the decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, the Euro and the Australian dollar, offset by the weakening of the U.S. dollar against the Canadian dollar. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar. During 2015, the decrease in goodwil presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Canadian dollar, the British pound and the Euro. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar.
(4)	The accumulated impairment losses at December 31, 2015 exclude $571 million of impairment charges recorded during 2015 relating to the NSS reporting unit, which is reported in discontinued operations.

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 and on an interim basis, using a two-step process, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company recorded aggregate goodwill impairment charges of $955 million in 2015 primarily due to a decline in the estimated fair value of the NSS business and the Vertex Aerospace business as a result of the decline in their projected future cash flows. The adjustments the Company recorded related to goodwill impairment charges are presented in a separate caption on the audited consolidated statements of operations and are summarized below.

	Year Ended December 31, 2015
	Goodwill Impairment Charges
	Continuing Operations	Discontinued Operations	L3 Consolidated
	(in millions)
Vertex Aerospace reporting unit impairment	$338	$—	$338
NSS reporting unit impairment	37	571	608
Re-allocation of goodwill for business retained from NSS	9	—	9
Total	$384	$571	$955

Identifiable Intangible Assets. The most significant identifiable intangible assets that are separately recognized for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2016				December 31, 2015
	Weighed Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	15	$409	$269	$140	$370	$246	$124
Technology	11	191	102	89	156	91	65
Other	18	21	12	9	21	11	10
Total	14	$621	$383	$238	$547	$348	$199

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Amortization expense	$35	$35	$39

Based on gross carrying amounts at December 31, 2016, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2017 through 2021 is presented in the table below.

	Year Ending December 31,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense	$39	$35	$32	$28	$24

7. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2016	2015
	(in millions)
Other Current Liabilities:
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	$70	$75
Accrued product warranty costs	68	70
Accruals for pending and threatened litigation (see Note 18)(1)	51	6
Accrued interest	43	45
Deferred revenues	34	32
Product returns allowance(2)	5	20
Other	160	146
Total other current liabilities	$431	$394
(1)	The year ended December 31, 2016, includes $14 million accrued in the third quarter of 2016 in connection with the EoTech matter.
(2)	In November 2015, the Company commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. The Company initially recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the fourth quarter of 2015 associated with establishing a product returns allowance to reflect the estimated cost of the return program. Beginning in the first quarter of 2016, with the benefit of a larger volume of actual refund transactions, the Company began using a statistical analysis of the voluntary return program to estimate the number and cost of future refunds. In its statistical analysis, the Company utilized empirical models to forecast the expected emergence pattern of new refunds over time to produce a probabilistic distribution of new refund costs that reflects the existing level of estimation uncertainty. Based on this analysis, the Company expects the total cost of the voluntary return program to be approximately $38 million. Accordingly, during 2016 the product returns allowance was increased by $18 million as a reduction to net sales. The product returns allowance, net of refund payments made to eligible owners, was $5 million at December 31, 2016. As of February 3, 2017, the Company had approved refunds at a cost of approximately $35 million, with an average refund cost per unit of $500. The Company will continue to monitor the product returns allowance. The Company’s ongoing evaluation may cause it to record further adjustments to the allowance in future periods. These adjustments could be material.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents the components of other liabilities.

	December 31,
	2016	2015
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 16)	$124	$161
Deferred compensation	47	45
Accrued product warranty costs	41	35
Accrued workers’ compensation	30	38
Estimated contingent purchase price payable for acquired businesses (see Note 3)	29	—
Notes payable and capital lease obligations	13	10
Other	84	79
Total other liabilities	$368	$368

8. Property, Plant and Equipment

The table below presents the components of Property, Plant and Equipment.

	December 31,
	2016	2015
	(in millions)
Land	$54	$60
Buildings and improvements	438	431
Machinery, equipment, furniture and fixtures	1,890	1,736
Leasehold improvements	344	343
Gross property, plant and equipment	2,726	2,570
Accumulated depreciation and amortization	(1,605)	(1,473)
Property, plant and equipment, net	$1,121	$1,097

9. Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	December 31,
	2016	2015
	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	—	500
1.50% Senior Notes due 2017	—	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	—
Principal amount of long-term debt	3,350	3,650
Unamortized discounts	(8)	(8)
Deferred debt issue costs	(17)	(16)
Carrying amount of long-term debt	3,325	3,626
Current portion of long-term debt	—	(499)
Carrying amount of long-term debt, excluding current portion	$3,325	$3,127
(1)	During 2016, L3's aggregate borrowings and repayments under the Credit Facility were $819 million. L3 had the full availability of its $1 billion Credit Facility at December 31, 2016 and December 31, 2015.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

L3 Revolving Credit Facility

On October 31, 2016, L3 entered into a new five year unsecured revolving credit facility (Credit Facility), which replaced its amended and restated revolving credit agreement dated February 3, 2012. The Credit Facility provides for total aggregate borrowings of $1 billion and any outstanding borrowings under the Credit Facility are due and payable on October 31, 2021. Borrowings under the Credit Facility may consist of: (1) base rate loans, which shall bear interest at a rate equal to the sum of the applicable rate (as defined in the Credit Facility), and the “base rate” (as defined in the Credit Facility) and/or (2) eurodollar loans, which shall bear interest at a rate equal to the sum of the applicable rate plus the “Eurodollar rate” (as defined in the Credit Facility). The applicable rate for base rate loans under the Credit Facility ranges from 0.125% to 1.000%, and the applicable rate for eurodollar loans ranges from 1.125% to 2.000%, in each case based on the long-term debt rating of L3. In addition, the Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $600 million.

L3 Senior Notes

The Senior Notes are unsecured senior obligations of L3. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds		Effective Interest Rate	Redemption at Treasury Rate(2)(3)
		(in millions)
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987		5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790		4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639		5.02%	25 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	(4)	4.02%	20 bps
3.85% Senior Notes due December 15, 2026	December 5, 2016	$550	$3	$542		3.91%	25 bps
(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.
(2)	The Senior Notes maturing in 2019, 2020 and 2021 may be redeemed at any time prior to their maturity and the Senior Notes maturing in 2024 and 2026 may be redeemed at any time prior to February 28, 2024 and September 15, 2026, respectively, (three months prior to their maturity) at the option of L3, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, if the Senior Notes maturing in 2024 and 2026 are redeemed at any time on or after February 28, 2024 and September 15, 2026, respectively, the redemption price would be equal to 100% of the principal amount.
(3)	Upon the occurrence of a change in control (as defined in the indentures governing the Senior Notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.
(4)	The net cash proceeds of $988 million (after deduction of the bond discount, underwriting expenses and commissions and other related expenses) were used primarily to fund the CODES retirement as discussed below. The remaining net proceeds were used for general corporate purposes.

Issuance of Senior Notes

On December 5, 2016, the Company issued $550 million aggregate principal amount of 3.85% Senior Notes that mature on December 15, 2026 (the 2026 Notes). The 2026 Notes were issued at a bond discount of $3 million. The net cash proceeds of $542 million from the offering plus cash on hand were used primarily to: (1) replenish the amount of cash used, and the amount of revolving credit borrowings drawn, to repay $200 million aggregate principal amount of its 3.95% Senior Notes which matured on November 15, 2016 (the 2016 Notes), and (2) redeem all of its outstanding 1.50% Senior Notes due May 28, 2017 (the 2017 Notes), which had an aggregate principal amount of $350 million.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Repurchases, Redemptions and Maturities of Senior Notes

The repurchases, redemptions and maturities of Senior Notes are presented in the table below.

Note	Settlement Type	Date Settled	Aggregate Amount	Debt Retirement Charge	Cash Payments
			(in millions)
1.50% Senior Notes due 2017(1)	Redemption	December 30, 2016	$350	$2	$351
3.95% Senior Notes due 2016	Maturity	November 15, 2016	$200	$—	$200
3.95% Senior Notes due 2016(2)	Redemption	May 20, 2016	$300	$5	$305
3.95% Senior Notes due 2024	Tender Offer	December 22, 2015	$300	$1	$297
CODES due 2035(3)	Redemption	June 20, 2014	$689	$—	$935
(1)	The 1.50% Senior Notes due 2017 were redeemed at a price equal to 100.323% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Interest ceased to accrue on and after the redemption date.
(2)	The 3.95% Senior Notes due 2016 were redeemed at a price equal to 101.475% of the principal amount thereof, plus accrued and unpaid interest. Interest ceased to accrue on and after May 20, 2016 and the only remaining right of holders of such Notes was to receive payment of the Redemption Price and accrued interest.
(3)	In 2005, L3 sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. On February 2, 2011, L3 repurchased approximately $11 million of the CODES. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L3 settled the entire conversion value with respect to converted CODES in cash. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability. Interest expense recognized for the CODES was $2 million for the year ended December 31, 2014.

Guarantees

The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material 100% owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L3’s material 100% owned domestic subsidiaries that guarantee any of its other indebtedness.

Subordination

The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

Covenants

Financial and other restrictive covenants. The Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L3 to borrow additional funds, and the ability of L3 and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Credit Facility contains covenants that require that: (1) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0, (2) the Company’s consolidated leverage ratio be less than or equal to 3.75 to 1.0, provided that the foregoing consolidated leverage ratio shall be increased to 4.0 to 1.0 as of the end of each of the four fiscal quarters immediately following a material acquisition (as defined in the Credit Facility). Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. At December 31, 2016, the Company was in compliance with its financial and other restrictive covenants.

The indentures governing the Senior Notes (Senior Indentures) contain covenants customary for investment grade notes, including covenants that restrict the ability of L3 and its 100% owned domestic subsidiaries to create, incur, assume or permit to exist any lien, except permitted liens (as defined in the Senior Indentures) and restrict the ability of L3 and its subsidiaries to enter into certain sale and leaseback transactions (as defined in the Senior Indentures).

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cross default provisions. The Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L3 or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $75 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L3 or its subsidiaries or the payment of which is guaranteed by L3 or its subsidiaries in an aggregate amount of at least $100 million.

10. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive loss before reclassifications, net of tax	(123)	(13)	(354)	(490)
Amounts reclassified from AOCI, net of tax	—	7	9	16
Net current period other comprehensive (loss)	(123)	(6)	(345)	(474)
Balance at December 31, 2014	$19	$(5)	$(598)	$(584)

Other comprehensive (loss) income before reclassifications, net of tax	(161)	(15)	81	(95)
Amounts reclassified from AOCI, net of tax	41	12	52	105
Net current period other comprehensive (loss) income	(120)	(3)	133	10
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)

Other comprehensive (loss) income before reclassifications, net of tax	(77)	3	(119)	(193)
Amounts reclassified from AOCI, net of tax	—	11	30	41
Net current period other comprehensive (loss) income	(77)	14	(89)	(152)
Balance at December 31, 2016	$(178)	$6	$(554)	$(726)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)			Affected Line Item in the Audited Consolidated Statements of Operations
	Year Ended December 31,
Details About AOCI Components	2016	2015	2014
	(in millions)
Foreign currency translation adjustments:
MSI divestiture	$—	$(41)	$—	Loss related to business divestitures
	—	(41)	—	Income from continuing operations before income taxes
	$—	$(41)	$—	Income from continuing operations

Loss on hedging instruments:
MSI divestiture	$—	$(2)	$—	Loss related to business divestitures
Other	(13)	(16)	(8)	Cost of sales-products
	(13)	(18)	(8)	Income from continuing operations before income taxes
	2	6	1	Provision for income taxes
	$(11)	$(12)	$(7)	Income from continuing operations

Amortization of defined benefit pension items:
MSI divestiture	$—	$(14)	$—	Loss related to business divestitures
Net loss	(48)	(67)	(15)	(b)
	(48)	(81)	(15)	Income from continuing operations before income taxes
	18	29	6	Provision for income taxes
	$(30)	$(52)	$(9)	Income from continuing operations
Total reclassification for the period	$(41)	$(105)	$(16)	Income from continuing operations
(a)	Amounts in parentheses indicate charges to the consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

11. Equity

On December 4, 2014, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to $1.5 billion of its common stock through June 30, 2017. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 3.0 million shares of its common stock at an average price of $123.95 per share for an aggregate amount of $373 million from January 1, 2016 through December 31, 2016. All share repurchases of L3’s common stock have been recorded as treasury shares. At December 31, 2016, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $433 million. From January 1, 2017 through February 17, 2017, L3 did not repurchase shares of its common stock.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 13, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on March 15, 2017 to shareholders of record at the close of business on March 1, 2017. During the year ended December 31, 2016, the Company paid $220 million of cash dividends. Payments of previously accrued dividends for employee held stock awards were offset by accrued dividends to be paid in future periods.

12. Fair Value Measurements

L3 applies the accounting standards for fair value measurements to all of the Company’s assets and liabilities that are measured and recorded at fair value. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. The standards establish a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	December 31,
	2016			2015
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$104	$—	$—	$187	$—	$—
Derivatives (foreign currency forward contracts)	—	12	—	—	2	—
Total assets	$104	$12	$—	$187	$2	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$6	$—	$—	$16	$—
Contingent consideration(4)	—	—	29	—	—	—
Total liabilities	$—	$6	$29	$—	$16	$—
(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.
(4)	The contingent consideration liability represents the future potential earn-out payments relating to the L3 MacDonald Humfrey acquisition. The fair value of the contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of L3 MacDonald Humfrey for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the contingent consideration include: (i) projected revenues of the L3 MacDonald Humfrey acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections, (iii) and volatility. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the consolidated statements of operations.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Financial Instruments

At December 31, 2016 and 2015, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,325	$3,526	$3,626	$3,754
Foreign currency forward contracts(2)	$6	$6	$(14)	$(14)
(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2016.

Currency	Notional Amount
(in millions)
U.S. dollar	$117
Euro	109
Canadian dollar	96
British pound	28
Other	8
Total	$358

At December 31, 2016, the Company’s foreign currency forward contracts had maturities through 2021.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the consolidated balance sheets.

	December 31, 2016				December 31, 2015
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$10	$2	$6	$—	$1	$1	$15	$1
Total derivative instruments	$10	$2	$6	$—	$1	$1	$15	$1
(1)	See Note 12 for a description of the fair value hierarchy related to the Company's foreign currency forward contracts.

The effects from foreign currency forward contracts on the consolidated statements of operations were a pre-tax loss of $13 million for the year ended December 31, 2016, a pre-tax loss of $18 million for the year ended December 31, 2015, and a pre-tax loss of $8 million for the year ended December 31, 2014. At December 31, 2016, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months is $5 million.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. L3’s Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Reconciliation of net income (loss):
Net income (loss)	$724	$(225)	$677
Net income from continuing operations attributable to noncontrolling interests	(14)	(15)	(13)
Net income (loss) attributable to L3’s common shareholders	$710	$(240)	$664
Earnings (loss) attributable to L3’s common shareholders:
Continuing operations	$647	$282	$632
Discontinued operations, net of income tax	63	(522)	32
Net income (loss) attributable to L3’s common shareholders	$710	$(240)	$664
Earnings (loss) per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	77.4	80.7	85.4
Basic earnings (loss) per share:
Continuing operations	$8.36	$3.49	$7.40
Discontinued operations, net of income tax	0.81	(6.46)	0.38
Net income (loss)	$9.17	$(2.97)	$7.78
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	77.4	80.7	85.4
Assumed exercise of stock options	2.6	2.4	3.0
Unvested restricted stock awards	1.0	1.3	1.6
Employee stock purchase plan contributions	0.1	0.1	—
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.4)	(2.7)	(3.1)
Assumed conversion of the CODES(1)	—	—	0.8
Common and potential common shares	78.8	81.9	87.8
Diluted earnings (loss) per share:
Continuing operations	$8.21	$3.44	$7.20
Discontinued operations, net of income tax	0.80	(6.37)	0.36
Net income (loss)	$9.01	$(2.93)	$7.56
(1)	The CODES were retired on June 20, 2014 and were dilutive for the year ended December 31, 2014 as the average market price of L3’s common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L3’s common stock. As of June 18, 2014, the final date of conversion, the conversion price was $88.71.

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.4 million, 0.6 million and 0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, as they were anti-dilutive.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$654	$192	$707
Foreign	196	130	165
Income from continuing operations before income taxes	$850	$322	$872

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax provision:
Federal	$88	$60	$78
State and local	10	5	1
Foreign	48	26	35
Subtotal	146	91	114

Deferred income tax provision/(benefit):
Federal	37	(67)	101
State and local	6	(1)	11
Foreign	—	2	1
Subtotal	43	(66)	113
Total provision for income taxes	$189	$25	$227

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2016	2015		2014
Statutory federal income tax rate	35.0%	35.0%		35.0%
State and local income taxes, net of federal income tax benefit	2.3	2.0		2.1
Foreign income taxes	(2.9)	(14.2)		(3.6)
Manufacturing benefits	(2.2)	(3.7)		(1.7)
Research and experimentation and other tax credits	(4.4)	(12.9)		(4.3)
Resolution of tax contingencies	(2.9)	(2.8)		(1.0)
Tax deductible dividends	(0.9)	(2.3)		(0.8)
Equity compensation - excess income tax benefits	(2.0)	—		—
Goodwill impairment	—	6.6		—
Other, net	0.2	0.1		0.3
Effective income tax rate on continuing operations	22.2%	7.8	%(1)	26.0%
(1)	In 2015, the Company recorded non-cash goodwill impairment charges of $384 million, which resulted in a deferred tax benefit of $120 million. Excluding the goodwill impairment charge and the related deferred income tax benefit, the effective income tax rate for 2015 would have been 20.5%.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Inventoried costs	$63	$56
Compensation and benefits	152	147
Pension and postretirement benefits	415	354
Loss carryforwards	18	12
Tax credit carryforwards	6	6
Other	89	79
Deferred tax assets	743	654
Less: valuation allowance	(12)	(9)
Deferred tax assets, net of valuation allowance	731	645

Deferred tax liabilities:
Goodwill and other intangible assets	$(752)	$(675)
Income recognition on contracts in process	(63)	(36)
Property, plant and equipment	(96)	(94)
Other	(54)	(56)
Deferred tax liabilities	(965)	(861)
Total deferred tax liabilities, net of valuation allowance	$(234)	$(216)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2016	2015
	(in millions)
Non-current deferred tax assets	$2	$3
Non-current deferred tax liabilities	(236)	(219)
Total net deferred tax liabilities	$(234)	$(216)

Non-current deferred tax assets are presented in other assets on the consolidated balance sheets.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the Company’s loss and tax credit carryforwards at December 31, 2016 on a tax return basis. The Company has established a valuation allowance as indicated in those instances in which it does not believe that it is more likely than not it will generate sufficient taxable income, of the appropriate character and in the applicable subsidiary, to utilize the carryforwards.

	Year Ended December 31, 2016
	Carryforwards		Valuation Allowances
	Gross	Tax Effected	Gross	Tax Effected	Expiration Periods
	(in millions)		(in millions)
Capital loss carryforwards	$6	$2	$6	$2	2017-2021
Federal net operating loss carryforwards	33	11	5	2	2026-2035
Foreign net operating loss carryforwards	14	3	3	1	Indefinite
State net operating loss carryforwards	136	2	47	1	2017-2036
Total loss carryforwards		$18		$6
State tax credit carryforwards	7	5	7	4	2017-2031
Foreign tax credit carryforwards	1	1	—	—	Indefinite
Total tax credit carryforwards		$6		$4

At December 31, 2016, the total amount of unrecognized tax benefits was $111 million, $92 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2016	2015	2014
	(in millions)
Balance at January 1	$140	$169	$155
Additions for tax positions related to the current year	16	14	20
Additions for tax positions related to prior years	2	2	12
Reductions for tax positions related to prior years	(39)	(37)	(11)
Reductions for tax positions related to settlements with taxing authorities	(1)	(1)	(1)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(7)	(7)	(6)
Balance at December 31	$111	$140	$169

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At December 31, 2016, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2015 are open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for the years ended 2012 through 2014. The Company cannot predict the outcome of the audits at this time. At December 31, 2016, the Company anticipates that unrecognized tax benefits will decrease by approximately $9 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

During the years ended December 31, 2016, 2015 and 2014, the Company effectively settled various Federal, state and local and foreign audits. As a result of these settlements, the Company reversed previously accrued income tax expense of $25 million, $9 million and $8 million, including potential interest and penalties.

At December 31, 2016 and 2015, current and non-current income taxes payable include accrued potential interest of $11 million ($7 million after income taxes) and $18 million ($11 million after income taxes), respectively, and potential penalties of $8 million and $9 million, respectively. With respect to the interest related items, the Company’s income tax expense included a benefit of $4 million for the year ended December 31, 2016 and an expense of $2 million for the year ended December 31, 2015.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Prior to 2015, the Company recorded a deferred tax liability related to the repatriation of earnings from certain subsidiaries. During 2015, the Company completed a legal restructuring of its significant foreign operations, and the earnings of these subsidiaries are now considered reinvested indefinitely. As a result, the Company recognized a $17 million deferred tax benefit in the year ended December 31, 2015. At December 31, 2016, the Company had not provided deferred U.S. income taxes and foreign withholding taxes for $708 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

17. Stock-Based Compensation

Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2016, the Company awarded stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP). Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, non-employee directors, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. To date, awards under the 2008 LTPP have been in the form of L3’s restricted stock units, performance units and options to purchase L3’s common stock.

On May 3, 2016, the stockholders of L3 approved an amendment to its 2008 LTPP to increase the number of shares authorized for issuance by 6.8 million shares to approximately 26.0 million shares. Each share of L3’s common stock issued under a full value award (that is, awards other than stock options and stock appreciation rights) granted on or after February 23, 2016 is counted as 4.26 shares for purposes of this share limit. Each share issued under full value awards granted between February 26, 2013 and February 22, 2016 is counted as 3.69 shares for purposes of the share limit. At December 31, 2016, 9.2 million shares of L3’s common stock remained available for future awards under the 2008 LTPP.

The Company’s stock-based compensation by form of award, including stock-based compensation recorded in discontinued operations relating to the NSS business, is presented in the table below.

	Year Ended December 31,
	2016		2015	2014
	(in millions)
Stock options	$10		$9	$9
Restricted stock units	35		38	40
Performance units	4		2	3
Total before income taxes	49		49	52
Income taxes	(18)		(18)	(20)
Total after income taxes	31		31	32
Less: Stock-based compensation recorded in discontinued operations, net of income taxes	1	(1)	1	1
Stock-based compensation recorded in continuing operations, net of income taxes	$30		$30	$31
(1)	Amount relates to the net impact of share based payment award modification in connection with the sale of NSS, which is further discussed below.

Stock Options. The exercise price of stock options granted under the 2008 LTPP may not be less than the fair market value of L3’s common stock on the date of grant. Options expire 10 years after the date of grant and vest

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

ratably over a three year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 LTPP are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity at December 31, 2016 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Number of shares under option:
Outstanding at January 1, 2016	2,931.5	$92.59	6.0	$84
Options granted	617.6	116.68
Options exercised	(647.5)	82.78
Options forfeited	(54.1)	118.82
Outstanding at December 31, 2016	2,847.5	$99.54	6.1	$150
Vested and expected to vest at December 31, 2016(1)	2,835.7	$99.46	6.1	$149
Exercisable at December 31, 2016	1,802.0	$87.77	4.9	$116
(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded during 2016, 2015 and 2014 was $15.90, $19.76 and $20.02, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L3’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L3’s stock price at the time of exercise and the related exercise price, was $34 million, $35 million and $43 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, unrecognized compensation costs related to stock options were $9 million ($6 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.4 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $12 million, $13 million and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Option Fair Value Estimation Assumptions. The Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is affected by L3’s stock price as well as weighted average assumptions for a number of subjective variables described below.

•	Expected Holding Period. The expected holding period represents the period of time that granted stock options are expected to be outstanding until they are exercised. The Company uses historical stock option exercise data to estimate the expected holding period.
•	Expected Volatility. Expected volatility is based on L3’s historical share price volatility matching the expected holding period.
•	Expected Dividend Yield. Expected dividend yield is based on L3’s anticipated dividend payments and historical pattern of dividend increases over the expected holding period.
•	Risk-Free Interest Rates. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity period matching the expected holding period.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2016 Grants	2015 Grants	2014 Grants
Expected holding period (in years)	5.0	5.0	5.5
Expected volatility	21.3%	21.4%	24.4%
Expected dividend yield	2.8%	2.4%	2.7%
Risk-free interest rate	1.1%	1.5%	1.7%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L3’s common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The weighted average grant date fair value of the restricted stock units awarded during 2016, 2015 and 2014 was $116.72, $128.59 and $113.58, respectively. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

The table below presents a summary of the Company’s nonvested restricted stock unit awards at December 31, 2016 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2016	1,171.9	$102.91
Granted	397.6	116.72
Vested	(478.3)	76.83
Forfeited	(113.3)	111.89
Nonvested balance at December 31, 2016	977.9	$120.24

At December 31, 2016, total unrecognized compensation costs related to nonvested restricted stock unit awards were $38 million ($24 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.2 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2016, 2015 and 2014 as of their vesting dates was $57 million, $82 million and $66 million, respectively.

Performance Units. The Company grants performance unit awards, with each unit having a value at the time of grant equal to a share of L3’s common stock. The number of units ultimately earned can range from zero to 200% of the original award based upon the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals. Units earned under the program are converted into shares of L3’s common stock, or are paid in cash based on the closing price of L3’s common stock at the end of the performance period, as determined at the time of grant by the Compensation Committee of the Board of Directors.

During the years ended December 31, 2016, 2015, and 2014, the Company granted performance unit awards with a weighted average grant date fair value per unit of $116.20, $129.03 and $113.67, respectively. All the awards granted in 2016, 2015, and 2014 have performance conditions based on L3’s diluted EPS. The performance periods

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

for the awards began on January 1 of the applicable grant year and end on December 31 of the year corresponding to a three-year performance period. Units earned under the awards are convertible into shares of L3’s common stock. At December 31, 2016, total unrecognized compensation costs related to the awards were $6 million ($4 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.6 years.

The table below presents a summary of the Company’s performance unit awards based on expected performance at December 31, 2016 and changes during the year then ended.

	Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2016	39.6	$121.27
Granted	51.9	116.20
Increase due to expected performance	35.6	127.14
Vested	—	—
Forfeited	(2.4)	121.72
Outstanding at December 31, 2016	124.7	$120.83

The performance period for awards granted in 2014 ended on December 31, 2016. Based on L3’s cumulative diluted EPS during the performance period, no performance units were earned by the participants on December 31, 2016.

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). Under the 2009 ESPP, eligible employees are offered options to purchase shares of L3’s common stock at the end of each six-month offering period at 95% of fair market value based on the average of the highest and lowest sales prices for the stock on the purchase date. Eligible employees generally include all employees of the Company and each subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $21,250 each calendar year.

At December 31, 2016, 3.7 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2017 as described below). In July 2016, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $137.87 per share, which covered employee contributions for the six months ended June 30, 2016. In January 2017, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $144.73 per share, which covered employee contributions for the six months ended December 31, 2016. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

Award Modifications. As disclosed in Note 3, the Company completed the sale of NSS on February 1, 2016. In connection with the divestiture of NSS, the Company modified unvested restricted stock unit and stock option awards held by approximately 300 NSS employees by converting each award into a right to receive a cash payment. The cash payment was based on the original number of units awarded, the closing price of the Company’s common stock on the closing date of the sale, and the portion of the three-year vesting period for the award that had been satisfied through the closing date, and additionally in the case of stock options, the exercise price of the options. As a result of the award modification, the Company reversed $4 million of previously recorded stock compensation expense relating to the original awards as a reduction to shareholders equity and recorded $5 million of expense based on the cash payments made to NSS employees in connection with the modified awards, each of which is included in the Company’s results from discontinued operations.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2033. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2016.

	Real Estate	Equipment	Total
	(in millions)
2017	$94	$5	$99
2018	81	3	84
2019	63	2	65
2020	90	—	90
2021	45	—	45
Thereafter	213	—	213
Total minimum payments required	586	10	596
Less: Sublease rentals under non-cancelable leases	10	—	10
Net minimum payments required	$576	$10	$586

Rent expense was $101 million for 2016, $104 million for 2015, and $117 million for 2014. Sublease rental income was $2 million for 2016, and $2 million for 2015 and $1 million for 2014, respectively.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $402 million and $425 million at December 31, 2016 and 2015, respectively. The Company had the full availability of its $1 billion Credit Facility at December 31, 2016. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the spin-off of Engility in 2012, L3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L3 and Engility will each bear responsibility, and L3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

The Company has three existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2020 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to renew the leases, purchase the properties for $45

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

million, or sell the properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $39 million for the properties, on or before the lease expiration date. In addition, at the time the properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $6 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $39 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate a full-service training facility for the U.S. Air Force (USAF), including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration (during the first quarter of 2018), the Company must pay to the lessor, as additional rent, $7 million and return the simulator systems to the lessors.

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

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with the U.S. Government, foreign government customers and state and local governments. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2016, the Company recorded approximately $34.5 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

EoTech Class Actions. During 2015 and 2016, five putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri alleging that the Company’s EoTech business unit knowingly sold defective holographic weapons sights (see Andrew Tyler Foster, et al., v. L-3 Communications EoTech, Inc., et al., Case No. 6:15 CV 03519 BCW). In October 2016, the parties reached a settlement in principle to resolve the allegations in these cases. On February 15, 2017, the Company received preliminary approval from the court to settle the five class action consumer lawsuits filed. Following an agreed-to notice period in which any contentions from objectors are addressed, the court, in its discretion and following a fairness hearing, will order final approval of the settlement and the litigation will be resolved. Any final approval order from the court is subject to appeal. Prior to final resolution of this litigation, either party retains rights to withdraw from the settlement under circumstances delineated in the settlement agreement. There are numerous risks associated with this settlement, including that the court finds that the settlement is not fair and adequate to the class members or for any other reason that the court deems appropriate to withhold final approval. If final approval does not occur, the litigation would recommence. As of December 31, 2016, the Company has accrued all amounts it deems appropriate for this matter.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. On March 30, 2016, the District Court dismissed with prejudice all claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. On December 20, 2016, the parties reached an agreement in principle to resolve this matter for $34.5 million, subject to the execution of definitive settlement documents and final court approval. The Company’s insurers have agreed to fund the entire amount of the settlement.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SEC Inquiry Resolution. On January 11, 2017, the Company settled a Securities and Exchange Commission (SEC) inquiry related to its internal review of misconduct and accounting errors at its Aerospace Systems segment, pursuant to an administrative order issued by the SEC under which the Company paid a civil penalty of $1.6 million, without admitting or denying the findings in the order.

401(k) Plan Class Action. On June 24, 2016, a putative class action was filed in the United States District Court for the Southern District of New York on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. An amended complaint was filed on September 29, 2016. As amended, the complaint alleged that certain of the Company’s officers breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint sought, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. On December 2, 2016, the matter was voluntarily dismissed without prejudice. On January 27, 2017, a new putative class action was filed in the United States District Court for the Southern District of New York on behalf of the same 401(k) participants and beneficiaries, asserting substantially similar claims against the same officers of the Company. The Company believes the suit lacks merit and intends to defend against it vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

Derivative Action. On July 13, 2016, a shareholder derivative complaint was filed in the Supreme Court of New York, County of New York, against certain of the Company’s current and former directors and officers. The complaint alleges, among other things, that the defendants breached fiduciary duties, caused corporate waste and were unjustly enriched in connection with misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint seeks monetary damages, pre- and post-judgment interest, equitable relief and fees and expenses on behalf of the Company. The Company believes the suit lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

HVC Alkmaar. On July 23, 2014, a notice of claim was received by our former JovyAtlas business unit. The notice relates to losses resulting from a fire that occurred at an HVC Alkmaar bio-energy plant on July 21, 2013. The notice states that the fire resulted from the failure of an uninterruptible power supply (UPS) to provide sufficient power to act as a back-up energy supply, alleges that JovyAtlas was the manufacturer and service provider for the UPS and claims €11 million in estimated property damages and €35 million in estimated business interruption damages. The Company has tendered the notice of claim to its insurance carriers.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

19. Pensions and Other Employee Benefits

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension Plans		Postretirement Benefit Plans
	2016	2015	2016	2015
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,448	$3,663	$184	$199
Service cost	108	123	2	3
Interest cost	135	149	6	7
Plan participants’ contributions	2	2	4	4
Amendments	15	—	(3)	—
Actuarial loss (gain)	167	(261)	(3)	(12)
Foreign currency exchange rate changes	9	(53)	—	(4)
Curtailments, settlements and special termination benefits	2	3	—	—
Business divestiture	—	(59)	—	—
Benefits paid	(128)	(119)	(13)	(13)
Benefit obligation at the end of the year	$3,758	$3,448	$177	$184

Change in plan assets:
Fair value of plan assets at the beginning of the year	$2,552	$2,570	$57	$60
Actual return on plan assets	189	54	5	—
Employer contributions	97	97	7	6
Plan participants’ contributions	2	2	4	4
Foreign currency exchange rate changes	9	(52)	—	—
Benefits paid	(128)	(119)	(13)	(13)
Fair value of plan assets at the end of the year	$2,721	$2,552	$60	$57
Unfunded status at the end of the year	$(1,037)	$(896)	$(117)	$(127)

Assets and (liabilities) recognized on the consolidated balance sheets consist of:
Non-current assets	$37	$37	$—	$—
Current liabilities	(6)	(5)	(8)	(8)
Non-current liabilities	(1,068)	(928)	(109)	(119)
	$(1,037)	$(896)	$(117)	$(127)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2016	2015	2016	2015
	(in millions)
Net loss (gain)	$896	$768	$(12)	$(10)
Prior service cost (credit)	14	—	(4)	(3)
Total amount recognized	$910	$768	$(16)	$(13)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $3,413 million at December 31, 2016 and $3,120 million at December 31, 2015. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2016 and 2015.

	Pension Plans
	2016	2015
	(in millions)
Projected benefit obligation	$3,528	$3,232
Accumulated benefit obligation	$3,192	$2,913
Fair value of plan assets	$2,456	$2,302

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2016 and 2015.

	Pension Plans				Postretirement Benefit Plans
	2016		2015		2016		2015
Benefit obligations:
Discount rate	4.41	%(1)	4.67	%(1)	4.05	%(2)	4.22	%(2)
Rate of compensation increase	3.50	%(3)	3.50	%(3)
(1)	The weighted average discount rate assumptions used at December 31, 2016 and 2015 were comprised of separate assumptions determined by country of 4.46% and 4.73% for the U.S. based plans, respectively, and 3.80% and 3.93% for the Canadian based plans, respectively.
(2)	The weighted average discount rate assumptions used at December 31, 2016 and 2015 were comprised of separate assumptions determined by country of 4.11% and 4.28% for the U.S. based plans, respectively, and 3.64% and 3.74% for the Canadian based plans, respectively.
(3)	The weighted average rate of compensation increase assumptions were comprised of separate assumptions determined by country of 3.5% for both the U.S. based plans and Canadian based plans at December 31, 2016 and 2015.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2016, 2015 and 2014.

	Pension Plans			Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014
	(in millions)
Components of net periodic benefit cost:
Service cost	$108	$123	$106	$2	$3	$3
Interest cost	135	149	147	6	7	8
Expected return on plan assets	(200)	(205)	(193)	(4)	(5)	(4)
Amortization of prior service cost (credits)	—	1	2	(2)	(2)	(2)
Amortization of net loss (gain)	52	68	17	(2)	—	(2)
Curtailment or settlement loss (gain)	2	3	1	—	—	(1)
Net periodic benefit cost	$97	$139	$80	$—	$3	$2

In 2016, the Company changed the approach used to measure the service and interest components of expense for all of its pension and postretirement benefit plans. For fiscal 2015 and previous periods, the Company measured the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period. Beginning in fiscal 2016, the Company elected to use a spot rate approach for its plans in the measurement of the components of benefit cost by applying specific spot rates along that yield curve to the relevant projected cash flows, as the Company believes the new approach provides a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligation. The Company has accounted for this change prospectively as a change in accounting estimate.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2016, 2015 and 2014.

	Pension Plans			Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$179	$(132)	$560	$(4)	$(7)	$5
Prior service cost (credit)	15	—	1	(2)	—	(1)
Amortization of net (loss) gain	(52)	(68)	(17)	2	—	2
Amortization of prior service (cost) credit	—	(1)	(2)	2	2	2
Total recognized in other comprehensive income	142	(201)	542	(2)	(5)	8
Total recognized in net periodic benefit cost and other comprehensive income	$239	$(62)	$622	$(2)	$(2)	$10

The following table summarizes the amounts expected to be amortized from accumulated OCI and recognized as components of net periodic benefit costs during 2017.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss (gain)	$62	$(2)	$60
Prior service cost (credit)	1	(1)	—
	$63	$(3)	$60

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014.

	Pension Plans						Postretirement Benefit Plans
	2016		2015		2014		2016		2015		2014
Discount rates:
Benefit obligation	4.67	%(1)	4.14	%(1)	5.03	%(1)	4.22	%(4)	3.70	%(4)	4.43	%(4)
Service cost	4.83%		—	(5)	—	(5)	4.37%		—	(5)	—	(5)
Interest cost	3.95%		—	(5)	—	(5)	3.26%		—	(5)	—	(5)
Expected long-term return on plan assets	7.92	%(2)	8.14	%(2)	8.13	%(2)	7.42%		7.65%		7.64%
Rate of compensation increase	3.50	%(3)	3.50	%(3)	3.50	%(3)
(1)	The weighted average discount rate assumptions used for the years ended December 31, 2016, 2015, and 2014 were comprised of separate assumptions determined by country of 4.73%, 4.20% and 5.10% for the U.S. based plans and 3.93%, 3.90% and 4.70% for the Canadian based plans, respectively.
(2)	The weighted average expected long-term return on plan assets assumptions used were comprised of separate assumptions determined by country of 8.00% and 8.25% for the U.S. based plans for the years ended December 31, 2016 and 2015, respectively, and 7.25% for the Canadian based plans for the years ended December 31, 2016, and 2015.
(3)	The weighted average rate of compensation increase assumptions used for the years ended December 31, 2016, 2015 and 2014 were comprised of separate assumptions determined by country of 3.50% for both the U.S and Canadian based plans.
(4)	The weighted average discount rate assumptions used for the years ended December 31, 2016, 2015 and 2014 were comprised of separate assumptions determined by country of 4.28%, 3.70% and 4.40% for the U.S. based plans and 3.74%, 3.70% and 4.60% for the Canadian based plans, respectively.
(5)	Not applicable as the Company changed to the spot rate approach beginning in 2016 as described above.

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class. The Company utilizes a building block methodology that utilizes historical and forward looking rates of return for each asset class and takes into account expected returns above inflation and risk premium. These long-term rates of return are then applied to the target portfolio allocations that are generally aligned with the actual asset allocations of our plans to develop the expected long-term rate of return.

The annual increase in cost of benefits (health care cost trend rate) for the Company’s U.S. based plans covering retirees under 65 years of age is assumed to be an average of 7.0% in 2017 and is assumed to gradually decrease to a rate of 5.0% in 2021 and thereafter. The health care cost trend rate for the Company’s U.S. based plans covering retirees over 65 years of age is assumed to be an average of 8.5% in 2017 and is assumed to gradually decrease to a rate of 5.0% in 2024 and thereafter. The health care cost trend rate for the Company’s Canadian based plans is assumed to be an average of 6.5% in 2017 and is assumed to gradually decrease to a rate of 5.0% in 2023 and thereafter. Health care cost trend assumptions are based on (1) observed or expected short term rates of increase for different types of health models based on actual claims experience and benchmarking, and (2) a reasonable estimate of an appropriate, sustainable level of health care cost trend in the future, weighting the factors that primarily influence trends, which are price inflation and cost leveraging benefit plan features. Assumed health care cost trend rates can have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligations	$5	$(4)

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

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category. In addition, the Committee has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investments of the plans’ include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and non-U.S. stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and non-U.S. issuers, corporate and governmental issuers, and credit quality. The plan also invests in real estate through publicly traded real estate securities. Derivatives may be used only for hedging purposes or to create

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

synthetic long positions. The plans are prohibited from directly owning commodities, unregistered securities, restricted stock, private placements, or interests in oil, gas, mineral exploration, or other development programs. Further, short selling or utilizing margin buying for investment purposes is prohibited.

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2016 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category.

	U.S.			Canada
Asset Category	Range	2016	2015	Range	2016	2015
Domestic equity(1)	30%-60%	55%	52%	—	15%	13%
International equity(2)	10%-20%	10	11	—	62	62
Total equities	45%-75%	65	63	40%-80%	77	75
Fixed income securities	20%-40%	22	22	—	13	16
Other, primarily cash and cash equivalents	0%-15%	5	8	—	10	9
Total fixed income securities and cash and cash equivalents	—	27	30	20%-60%	23	25
Real estate securities	0%-15%	8	7	—	—	—
Total		100%	100%		100%	100%
(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.
(2)	International equities for Canadian plans includes equities of U.S. companies.

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

The table below presents the fair value of the Company’s pension plans’ assets by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2016				Fair Value Measured at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,331	$—	$—	$1,331	$79	$—	$—	$79
International Equity	85	—	—	85	104	—	—	104
Fixed Income — Investment Grade(2)	255	159	—	414	—	—	—	—
Fixed Income — High Yield(3)	—	136	—	136	—	—	—	—
Real Estate Investment Trusts(4)	193	—	—	193	—	—	—	—
Other(5)	—	114	—	114	5	27	—	32
Total assets at fair value	$1,864	$409	$—	$2,273	$188	$27	$—	$215
Liabilities for unsettled trades, net				(23)				—
Other investments measured at net asset value(6)(7)				171				85
Total				$2,421				$300

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2015				Fair Value Measured at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,200	$—	$—	$1,200	$73	$—	$—	$73
International Equity	79	—	—	79	91	—	—	91
Fixed Income — Investment Grade(2)	237	163	—	400	—	—	—	—
Fixed Income — High Yield(3)	—	114	—	114	—	—	—	—
Real Estate Investment Trusts(4)	170	—	—	170	—	—	—	—
Other(5)	—	166	—	166	6	21	—	27
Total assets at fair value	$1,686	$443	$—	$2,129	$170	$21	$—	$191
Liabilities for unsettled trades, net				(30)				—
Other investments measured at net asset value(6)(7)				170				92
Total				$2,269				$283
(1)	Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various international exchanges.
(2)	Approximately 62% and 59% at December 31, 2016 and 2015, respectively, of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the Fund) and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy, as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 38% and 41% at December 31, 2016 and 2015, respectively, of U.S. plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.
(3)	Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.
(4)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.
(5)	Other consists primarily of: (1) money market accounts, which invest primarily in short-term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (2) cash, which is classified as Level 1.
(6)	In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.
(7)	All of the U.S. plans other investments measured using NAV at December 31, 2016 and 2015 and approximately 55% and 52% at December 31, 2016 and 2015, respectively, of the Canadian plans other investments measured using NAV consist of a regulated commingled equity trust fund, for which fair value is based on the NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV. Approximately 45% and 48% at December 31, 2016 and 2015, respectively, of the Canadian plans other investments measured using NAV are invested in regulated commingled bond funds (the “Bond Funds”). As these Bond Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as Level 2. Withdrawals are permitted monthly, with notice between 0 and 3 days of the transaction date, based on NAV.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents the fair value of the Company’s postretirement benefit plans’ assets by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2016				Fair Value Measured at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$37	$—	$—	$37	$35	$—	$—	$35
International Equity	1	—	—	1	1	—	—	1
Fixed Income — Investment Grade(2)	8	3	—	11	8	3	—	11
Fixed Income — High Yield(3)	—	2	—	2	—	2	—	2
Real Estate Investment Trusts(4)	3	—	—	3	3	—	—	3
Other(5)	—	3	—	3	—	2	—	2
Total assets at fair value	$49	$8	$—	$57	$47	$7	$—	$54
Other investments measured at net asset value(6)(7)				3				3
Total				$60				$57
(1)	Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various international exchanges.
(2)	Approximately 73% at December 31, 2016 and 2015 of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of the Fund and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 27% at December 31, 2016 and 2015 of the postretirement benefit plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.
(3)	Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.
(4)	REITs consist of securities that trade on the major exchanges and invest directly, either through properties or mortgages.
(5)	Other consists primarily of money market accounts, which invest primarily in short-term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.
(6)	In accordance with ASU 2015-07, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.
(7)	All of the postretirement benefit plans other investments measured using NAV at December 31, 2016 and 2015 consist of a regulated commingled equity trust fund, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company makes voluntary, additional contributions to the pension plans depending on a number of factors, including operating cash flow levels, alternative uses for excess cash and the plans’ funded status. At December 31, 2016, all legal funding requirements had been met. For the year ending December 31, 2017, the Company currently expects to contribute approximately $100 million to its pension plans, and approximately $10 million to its postretirement benefit plans.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2017	$162	$13	$—
2018	156	13	—
2019	162	14	—
2020	171	14	—
2021	175	14	—
Years 2022-2026	1,001	65	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L3’s common stock and cash were $118 million for 2016, $131 million for 2015 and $135 million for 2014. These matching contributions include amounts attributable to discontinued operations of $1 million for 2016, $12 million for 2015 and $11 million for 2014.

Multiemployer Benefit Plans. Certain of the Company’s businesses participate in multiemployer defined benefit pension plans. The Company makes cash contributions to these plans under the terms of collective-bargaining agreements that cover its union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Under these plans, the Company contributed cash and recorded expenses for each of its individually significant plans and all of its other plans in aggregate as noted in the table below.

	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L3					Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
Pension Fund		2016	2015		2016		2015	2014
							(in millions)
IAM National Pension Fund	51-6031295/002	Green	Green	No	$26	(3)	$23 (4)	$19	(4)	No	4/9/2017 to 6/28/2019(5)
Other Pension Funds(6)					—		—	—
Total contributions					$26		$23	$19
(1)	A zone status rating of green indicates the plan is at least 80% funded.
(2)	Funding improvement plan or rehabilitation plan.
(3)	At the date the audited financial statements for the Company were issued, the Form 5500 for the plan year ended December 31, 2016 was not available.
(4)	Represents 5% of total plan contributions for the years ended December 31, 2015 and 2014 based on Form 5500.
(5)	The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 28, 2019, covers multiple programs in the Company’s Aerospace Systems reportable segment and represents 63% of 2016 contributions.
(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest paid on outstanding debt	$162	$182	$176
Income tax payments	$120	$132	$129
Income tax refunds	$8	$8	$9

21. Segment Information

The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, gains or losses related to business divestitures, and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments. Certain Corporate expenses of $15 million and $16 million for the years ended December 31, 2015 and 2014, respectively, that had previously been allocated to the NSS business were retained by the Company and were allocated to L3’s three reportable segments.

The tables below present net sales, operating income (loss), depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net Sales
Products
Electronic Systems	$3,293	$3,390	$3,685
Aerospace Systems	1,662	1,661	1,722
Communication Systems	1,585	1,648	1,546
Elimination of intercompany sales	(98)	(110)	(114)
Total products sales	6,442	6,589	6,839

Services
Electronic Systems	$1,042	$999	$1,057
Aerospace Systems	2,580	2,503	2,604
Communication Systems	488	441	539
Elimination of intercompany sales	(41)	(66)	(53)
Total services sales	4,069	3,877	4,147
Consolidated total	$10,511	$10,466	$10,986

Operating income
Electronic Systems	$518	$489	$533
Aerospace Systems	289	205	283
Communication Systems	201	196	196
Segment total	1,008	890	1,012
Loss related to business divestitures(1)	—	(31)	—
Goodwill impairment charges(2)	—	(384)	—
Consolidated total	$1,008	$475	$1,012

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Depreciation and amortization
Electronic Systems	$105	$110	$123
Aerospace Systems	54	50	40
Communication Systems	47	50	51
Consolidated total	$206	$210	$214

Capital Expenditures
Electronic Systems	$113	$99	$80
Aerospace Systems	56	55	59
Communication Systems	37	37	29
Corporate	10	6	6
Consolidated total	$216	$197	$174

Total Assets
Electronic Systems	$6,802	$6,426	$6,281
Aerospace Systems	2,535	2,630	3,011
Communication Systems	2,031	1,984	2,025
Corporate	497	365	566
Assets held for sale	—	—	547
Assets of discontinued operations	—	664	1,262
Consolidated total	$11,865	$12,069	$13,692
(1)	See Note 3 for information regarding the Company’s business divestitures.
(2)	Represents non-cash goodwill impairment charges recorded during 2015, including (i) $338 million related to a decline in the estimated fair value of the Vertex Aerospace reporting unit, and (ii) $46 million related to a business retained by L3 in connection with the sale of the NSS business, comprised of (i) $37 million related to the re-allocation of impairment charges recorded for the NSS reporting unit in 2015, and (ii) $9 million related to the re-allocation of goodwill. See Note 6 for additional information.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, and deferred income tax assets.

The table below presents property, plant and equipment, net by geographic area.

	Year Ended December 31,
	2016	2015
	(in millions)
United States	$974	$971
All Other	147	126
Total	$1,121	$1,097

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S.	$8,199	$7,908	$8,051
International:
United Kingdom	331	336	335
Canada	297	281	289
Australia	254	321	254
Saudi Arabia	159	201	160
South Korea	127	207	226
Japan	81	95	124
France	75	62	74
Other	988	1,055	1,473
Total international	2,312	2,558	2,935
Consolidated	$10,511	$10,466	$10,986

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S. Government agencies(1)	$7,649	$7,291	$7,464
Commercial	1,282	1,376	1,656
Foreign governments(1)	1,580	1,799	1,866
Consolidated	$10,511	$10,466	$10,986
(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

22. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded employee severance and other termination costs of $17 million with respect to approximately 700 employees during the year ended December 31, 2016, $18 million with respect to approximately 800 employees during the year ended December 31, 2015 and $29 million with respect to approximately 1,800 employees during the year ended December 31, 2014. Employee severance and other termination costs are reported within cost of sales on the consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $9 million at December 31, 2016, which is expected to be paid in 2017, and $9 million at December 31, 2015, which was paid during 2016. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Electronic Systems	$8	$8	$16
Aerospace Systems	2	4	5
Communication Systems	7	6	8
Consolidated	$17	$18	$29

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

23. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2016 and 2015 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions and divestitures. See Note 3.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2016
Sales	$2,353	$2,664	$2,505	$2,989
Operating income	252	247	215	294
Income from continuing operations	167	151	151	192
Net income	230	151	151	192
Net income attributable to L3	227	147	148	188
Basic EPS from continuing operations(1)	2.11	1.90	1.91	2.43
Basic EPS(1)	2.92	1.90	1.91	2.43
Diluted EPS from continuing operations(1)	2.08	1.88	1.88	2.38
Diluted EPS(1)	2.87	1.88	1.88	2.38

2015
Sales	$2,488	$2,543	$2,564	$2,871
Operating income (loss)	187	153	231	(96)
Income (loss) from continuing operations	105	120	128	(56)
Net income (loss)	109	124	(296)	(162)
Net income (loss) attributable to L3	105	120	(299)	(166)
Basic earnings (loss) per share from continuing operations(1)	1.23	1.41	1.56	(0.76)
Basic earnings (loss) per share(1)	1.28	1.46	(3.74)	(2.11)
Diluted earnings (loss) per share from continuing operations(1)	1.20	1.39	1.54	(0.76)
Diluted earnings (loss) per share(1)	1.25	1.44	(3.68)	(2.11)
(1)	EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ EPS may not equal the full year computed EPS.

24. Financial Information of L3 and Its Subsidiaries

The debt of L3, including the Senior Notes and borrowings under amounts drawn against the Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). See Note 9 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.

Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L3, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary.” In addition, the guarantees of the Senior Notes will be automatically and unconditionally released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale of all of the capital stock of such guarantor. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L3.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L3 excluding its consolidated subsidiaries (the Parent), (2) the Guarantor Subsidiaries, (3) the Non-Guarantor Subsidiaries and (4) the eliminations to arrive at the information for L3 on a consolidated basis. As a result of the elimination of the holding company structure and the Merger discussed in Note 2, prior year amounts have been recast to conform to the current year presentation.

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2016:
Current assets:
Cash and cash equivalents	$291	$1	$207	$(136)	$363
Billed receivables, net	261	285	185	—	731
Contracts in process	694	1,125	236	—	2,055
Other current assets	236	187	125	—	548
Total current assets	1,482	1,598	753	(136)	3,697
Goodwill	2,162	3,227	1,171	—	6,560
Other assets	705	591	312	—	1,608
Investment in and amounts due from consolidated subsidiaries	5,867	5,430	—	(11,297)	—
Total assets	$10,216	$10,846	$2,236	$(11,433)	$11,865
Current liabilities	$789	$1,022	$460	$(136)	$2,135
Amounts due to consolidated subsidiaries	—	—	282	(282)	—
Other long-term liabilities	1,549	200	32	—	1,781
Long-term debt	3,325	—	—	—	3,325
Total liabilities	5,663	1,222	774	(418)	7,241
L3 shareholders’ equity	4,553	9,624	1,462	(11,086)	4,553
Noncontrolling interests	—	—	—	71	71
Total equity	4,553	9,624	1,462	(11,015)	4,624
Total liabilities and equity	$10,216	$10,846	$2,236	$(11,433)	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2015:
Current assets:
Cash and cash equivalents	$137	$—	$165	$(95)	$207
Billed receivables, net	278	297	171	—	746
Contracts in process	872	958	251	—	2,081
Other current assets	288	137	109	—	534
Assets of discontinued operations	—	664	—	—	664
Total current assets	1,575	2,056	696	(95)	4,232
Goodwill	2,318	2,973	990	—	6,281
Other assets	800	496	260	—	1,556
Investment in and amounts due from consolidated subsidiaries	5,609	3,739	111	(9,459)	—
Total assets	$10,302	$9,264	$2,057	$(9,554)	$12,069
Current portion of long-term debt	$499	$—	$—	$—	$499
Current liabilities	911	899	445	(95)	2,160
Liabilities of discontinued operations	—	220	—	—	220
Other long-term liabilities	1,410	195	29	—	1,634
Long-term debt	3,127	—	—	—	3,127
Total liabilities	5,947	1,314	474	(95)	7,640
L3 shareholders’ equity	4,355	7,950	1,583	(9,533)	4,355
Noncontrolling interests	—	—	—	74	74
Total equity	4,355	7,950	1,583	(9,459)	4,429
Total liabilities and equity	$10,302	$9,264	$2,057	$(9,554)	$12,069

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2016:
Total net sales	$3,388	$6,063	$1,379	$(319)	$10,511
Total cost of sales	(3,078)	(5,610)	(1,134)	319	(9,503)
Operating income	310	453	245	—	1,008
Interest expense	(168)	(1)	—	—	(169)
Interest and other income, net	11	1	6	—	18
Debt retirement charge	(7)	—	—	—	(7)
Income from continuing operations before income taxes	146	453	251	—	850
Provision for income taxes	(32)	(101)	(56)	—	(189)
Equity in net income of consolidated subsidiaries	596	—	—	(596)	—
Income from continuing operations	710	352	195	(596)	661
Income from discontinued operations, net of income tax	—	63	—	—	63
Net income	710	415	195	(596)	724
Net income attributable to noncontrolling interests	—	—	—	(14)	(14)
Net income attributable to L3	$710	$415	$195	$(610)	$710
Comprehensive income attributable to L3	$558	$425	$118	$(543)	$558
For the year ended December 31, 2015:
Total net sales	$3,580	$5,265	$1,935	$(314)	$10,466
Total cost of sales	(3,283)	(4,906)	(1,701)	314	(9,576)
(Loss) gain related to business divestitures	(13)	(31)	13	—	(31)
Goodwill impairment charges	—	(364)	(20)	—	(384)
Operating income (loss)	284	(36)	227	—	475
Interest expense	(167)	(1)	(1)	—	(169)
Interest and other income, net	16	—	1	—	17
Debt retirement charge	(1)	—	—	—	(1)
Income (loss) from continuing operations before income taxes	132	(37)	227	—	322
(Provision) benefit for income taxes	(10)	3	(18)	—	(25)
Equity in net loss of consolidated subsidiaries	(362)	—	—	362	—
(Loss) income from continuing operations	(240)	(34)	209	362	297
Loss from discontinued operations, net of income tax	—	(522)	—	—	(522)
Net (loss) income	(240)	(556)	209	362	(225)
Net income attributable to noncontrolling interests	—	—	—	(15)	(15)
Net (loss) income attributable to L3	$(240)	$(556)	$209	$347	$(240)
Comprehensive (loss) income attributable to L3	$(230)	$(560)	$98	$462	$(230)
For the year ended December 31, 2014:
Total net sales	$3,586	$5,460	$2,218	$(278)	$10,986
Total cost of sales	(3,255)	(5,017)	(1,980)	278	(9,974)
Operating income	331	443	238	—	1,012
Interest expense	(156)	(2)	—	—	(158)
Interest and other income, net	15	—	3	—	18
Income from continuing operations before income taxes	190	441	241	—	872
Provision for income taxes	(49)	(115)	(63)	—	(227)
Equity in net income of consolidated subsidiaries	523	—	—	(523)	—
Income from continuing operations	664	326	178	(523)	645
Income from discontinued operations, net of income tax	—	32	—	—	32
Net income	664	358	178	(523)	677
Net income attributable to noncontrolling interests	—	—	—	(13)	(13)
Net income attributable to L3	$664	$358	$178	$(536)	$664
Comprehensive income attributable to L3	$190	$356	$47	$(403)	$190

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows: For the year ended December 31, 2016:
Operating activities:
Net cash from operating activities from continuing operations	$482	$542	$259	$(186)	$1,097

Investing activities:
Business acquisitions, net of cash acquired	(388)	—	—	—	(388)
Proceeds from sale of business, net of closing date cash balances	563	—	(2)	—	561
Other investing activities	(60)	(86)	(43)	—	(189)
Net cash from (used in) investing activities from continuing operations	115	(86)	(45)	—	(16)

Financing activities:
Proceeds from sale of senior notes	547	—	—	—	547
Redemption of senior notes	(856)	—	—	—	(856)
Common stock repurchased	(373)	—	—	—	(373)
Dividends paid on L3’s common stock	(220)	—	—	—	(220)
Other financing activities	459	(399)	(159)	145	46
Net cash used in financing activities from continuing operations	(443)	(399)	(159)	145	(856)
Effect of foreign currency exchange rate changes on cash	—	—	(13)	—	(13)
Net decrease in cash and cash equivalents of discontinued operations	—	(56)	—	—	(56)
Net increase in cash	154	1	42	(41)	156
Cash and cash equivalents, beginning of the year	137	—	165	(95)	207
Cash and cash equivalents, end of the year	$291	$1	$207	$(136)	$363

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
For the year ended December 31, 2015:
Operating activities:
Net cash from operating activities from continuing operations	$616	$422	$216	$(185)	$1,069

Investing activities:
Business acquisitions, net of cash acquired	(320)	—	—	—	(320)
Proceeds from sale of business, net of closing date cash balances	14	28	276	—	318
Other investing activities	(84)	(69)	(37)	—	(190)
Net cash (used in) from investing activities from continuing operations	(390)	(41)	239	—	(192)

Financing activities:
Repurchases of senior notes	(297)	—	—	—	(297)
Common stock repurchased	(740)	—	—	—	(740)
Dividends paid on L3's common stock	(214)	—	—	—	(214)
Other financing activities	801	(434)	(473)	152	46
Net cash used in financing activities from continuing operations	(450)	(434)	(473)	152	(1,205)
Effect of foreign currency exchange rate changes on cash	—	—	(19)	—	(19)
Net increase in cash and cash equivalents of discontinued operations	—	51	—	—	51
Change in cash balance in assets held for sale	—	1	60	—	61
Net (decrease) increase in cash	(224)	(1)	23	(33)	(235)
Cash and cash equivalents, beginning of the year	361	1	142	(62)	442
Cash and cash equivalents, end of the year	$137	$—	$165	$(95)	$207

For the year ended December 31, 2014:
Operating activities:
Net cash from operating activities from continuing operations	$467	$571	$143	$(93)	$1,088

Investing activities:
Business acquisitions, net of cash acquired	(57)	—	—	—	(57)
Other investing activities	(58)	(85)	(21)	—	(164)
Net cash used in investing activities from continuing operations	(115)	(85)	(21)	—	(221)

Financing activities:
Proceeds from sale of senior notes	996	—	—	—	996
Redemption of CODES	(935)	—	—	—	(935)
Common stock repurchased	(823)	—	—	—	(823)
Dividends paid on L3's common stock	(208)	—	—	—	(208)
Other financing activities	721	(530)	(164)	50	77
Net cash used in financing activities from continuing operations	(249)	(530)	(164)	50	(893)
Effect of foreign currency exchange rate changes on cash	—	—	(17)	—	(17)
Net increase in cash and cash equivalents of discontinued operations	—	46	—	—	46
Change in cash balance in assets held for sale	—	(1)	(60)	—	(61)
Net increase (decrease) in cash	103	1	(119)	(43)	(58)
Cash and cash equivalents, beginning of the year	258	—	261	(19)	500
Cash and cash equivalents, end of the year	$361	$1	$142	$(62)	$442