Form 10-Q
period 2017-03-31
L3 TECHNOLOGIES, INC.
filed 2017-04-27
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 77,877,337 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on April 21, 2017.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2017

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$230	$363
Billed receivables, net of allowances of $13 in 2017 and 2016	802	731
Contracts in process	2,254	2,055
Inventories	353	330
Other current assets	233	218
Total current assets	3,872	3,697
Property, plant and equipment, net	1,123	1,121
Goodwill	6,679	6,560
Identifiable intangible assets	242	238
Other assets	248	249
Total assets	$12,164	$11,865
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$427	$299
Accrued employment costs	449	516
Accrued expenses	390	375
Advance payments and billings in excess of costs incurred	489	492
Income taxes payable	30	22
Other current liabilities	444	431
Total current liabilities	2,229	2,135
Pension and postretirement benefits	1,184	1,177
Deferred income taxes	258	236
Other liabilities	365	368
Long-term debt	3,326	3,325
Total liabilities	7,362	7,241
Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 77,895,733 shares outstanding at March 31, 2017 and 77,232,204 shares outstanding at December 31, 2016	6,330	6,285
Treasury stock (at cost), 82,385,075 shares at March 31, 2017 and December 31, 2016	(7,224)	(7,224)
Retained earnings	6,323	6,218
Accumulated other comprehensive loss	(698)	(726)
Total shareholders’ equity	4,731	4,553
Noncontrolling interests	71	71
Total equity	4,802	4,624
Total liabilities and equity	$12,164	$11,865

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 31, 2017	March 25, 2016
Net sales:
Products	$1,600	$1,423
Services	1,069	930
Total net sales	2,669	2,353
Cost of sales:
Products	(1,426)	(1,266)
Services	(990)	(835)
Total cost of sales	(2,416)	(2,101)
Operating income	253	252
Interest expense	(42)	(41)
Interest and other income, net	5	4
Income from continuing operations before income taxes	216	215
Provision for income taxes	(48)	(48)
Income from continuing operations	168	167
Income from discontinued operations, net of income taxes	—	63
Net income	168	230
Net income from continuing operations attributable to noncontrolling interests	(4)	(3)
Net income attributable to L3	$164	$227
Basic earnings per share attributable to common shareholders:
Continuing operations	$2.11	$2.11
Discontinued operations	—	0.81
Basic earnings per share	$2.11	$2.92
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.07	$2.08
Discontinued operations	—	0.79
Diluted earnings per share	$2.07	$2.87
Cash dividends declared per common share	$0.75	$0.70
Weighted average common shares outstanding:
Basic	77.7	77.8
Diluted	79.3	79.0

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	First Quarter Ended
	March 31, 2017	March 25, 2016
Net income	$168	$230
Other comprehensive income:
Foreign currency translation adjustments	19	1
Unrealized gains on hedging instruments(1)	—	7
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	9	8
Total other comprehensive income	28	16
Comprehensive income	196	246
Comprehensive income attributable to noncontrolling interests	(4)	(3)
Comprehensive income attributable to L3	$192	$243
(1)	Net of income taxes of $3 million for the quarterly period ended March 25, 2016.
(2)	Net of income taxes of $6 million and $4 million for the quarterly periods ended March 31, 2017 and March 25, 2016, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the Quarter Ended March 31, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					164		4	168
Other comprehensive income						28		28
Distributions to noncontrolling interests							(4)	(4)
Cash dividends declared ($0.75 per share)					(59)			(59)
Shares issued:
Employee savings plans	0.2		36					36
Exercise of stock options	0.2		13					13
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			14					14
Balance at March 31, 2017	77.9	$1	$6,329	$(7,224)	$6,323	$(698)	$71	$4,802

For the Quarter Ended March 25, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					227		3	230
Other comprehensive income						16		16
Distributions to noncontrolling interests							(4)	(4)
Cash dividends declared ($0.70 per share)					(54)			(54)
Shares issued:
Employee savings plans	0.3		32					32
Exercise of stock options	0.2		14					14
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.5							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(20)					(20)
Stock-based compensation expense			6					6
Treasury stock purchased	(1.7)			(198)				(198)
Balance at March 25, 2016	77.3	$1	$6,083	$(7,049)	$5,901	$(558)	$73	$4,451

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	March 31, 2017	March 25, 2016
Operating activities:
Net income	$168	$230
Less: Income from discontinued operations, net of tax	—	(63)
Income from continuing operations	168	167
Depreciation of property, plant and equipment	41	40
Amortization of intangibles and other assets	13	10
Deferred income tax provision	17	12
Stock-based employee compensation expense	14	6
Contributions to employee savings plans in L3's common stock	36	30
Amortization of pension and postretirement benefit plans net loss and prior service cost	15	12
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	1	2
Other non-cash items	4	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(67)	(32)
Contracts in process	(205)	(148)
Inventories	(11)	(19)
Other assets	1	4
Accounts payable, trade	124	115
Accrued employment costs	(76)	(46)
Accrued expenses	21	16
Advance payments and billings in excess of costs incurred	(7)	(64)
Income taxes	15	20
Other current liabilities	(3)	(6)
Pension and postretirement benefits	7	(1)
All other operating activities	(23)	(7)
Net cash from operating activities from continuing operations	85	112

Investing activities:
Business acquisitions, net of cash acquired	(139)	(27)
Proceeds from the sale of businesses, net of closing date cash balances	16	576
Capital expenditures	(42)	(35)
Dispositions of property, plant and equipment	1	7
Other investing activities	5	9
Net cash (used in) from investing activities from continuing operations	(159)	530

Financing activities:
Borrowings under revolving credit facility	664	217
Repayments of borrowings under revolving credit facility	(664)	(217)
Common stock repurchased	—	(198)
Dividends paid on L3’s common stock	(61)	(58)
Proceeds from exercises of stock options	12	14
Proceeds from employee stock purchase plan	8	8
Repurchases of common stock to satisfy tax withholding obligations	(18)	(20)
Other financing activities	(4)	(5)
Net cash used in financing activities from continuing operations	(63)	(259)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4	—
Net cash used in operating activities from discontinued operations	—	(56)
Net (decrease) increase in cash and cash equivalents	(133)	327
Cash and cash equivalents, beginning of the period	363	207
Cash and cash equivalents, end of the period	$230	$534

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Description of Business

L3 Technologies, Inc. (L3 Technologies Inc. and, together with its subsidiaries, referred to herein as L3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

At December 31, 2016, the Company had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, the Company realigned its Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, the Company’s current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The business areas are: Precision Engagement and Training, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Link U.S. operations. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: ISR Systems, Aircraft Systems and Vertex Aerospace. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: Broadband Communication Systems, Advanced Communications and Space & Power Systems. Sensor Systems provides diverse sensor technologies for the land, sea, air, space and cyber domains to military and commercial customers. The business areas are: Integrated Sensor Systems, Warrior Systems, Ocean Systems and Advanced Programs. The Company reports its segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

On December 7, 2015, the Company entered into a definitive agreement to sell its National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted. See Note 5 for additional information.

Financial information with respect to the Company’s segments is included in Note 22 to the unaudited condensed consolidated financial statements and in Note 21 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2017 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L3. The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

It is generally the Company’s established practice to close its books for the quarters ending March, June and September on the Friday preceding the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its books for annual periods on December 31 regardless of what day it falls on.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion (POC) accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $41 million, or 16%, of operating income ($0.33 per diluted share) for the quarterly period ended March 31, 2017, and increases of $56 million, or 22%, of operating income ($0.46 per diluted share) for the quarterly period ended March 25, 2016.

Revenue Recognition

Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 50% of the Company’s net sales in 2016 were accounted for under contract accounting standards, of which approximately 41% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts that are

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price type contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus type contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material type contracts).

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

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2016.

3. New Accounting Standards Implemented

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Step 2 under current accounting standards, the Company calculates the fair value of its assets and liabilities (including unrecognized assets and liabilities) as if acquired or assumed in a business combination. Under the amendments in this update the Company will determine the amount of goodwill impairment, by comparing the Step 1 fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its Step 1 fair value, a goodwill impairment charge is recognized. The new standard is effective for the Company for annual and interim impairment tests beginning January 1, 2020 with early adoption permitted. The Company has elected to early adopt the new standard effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment. The impact of this standard for the Company will depend on the outcomes of future goodwill impairment tests.

4. Accounting Standards Issued and Not Yet Implemented

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under current U.S. GAAP, defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements, and current U.S. GAAP presents those costs within the operating section of the income statement or capitalized into assets when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update will be effective for the Company for interim and annual periods beginning January 1, 2018. Upon adoption, the amendments in this update will be applied retrospectively for the presentation of the components of net benefit cost, and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard will not impact pre-tax income or earnings per share reported under current GAAP for the years ended December 31, 2017 and 2016 and is not expected to materially impact pre-tax income or earnings per share for the year ended December 31, 2018.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be further evaluated. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2018, with early application permitted. The Company believes that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. Specifically, the Company has evaluated the impact of the standard on its various revenue streams. Based on progress made to date, the Company expects to recognize revenue over time on most of its contracts that are covered by current contract accounting standards by using cost inputs to measure progress toward the completion of its performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Accordingly, the Company expects the adoption of this standard to primarily impact certain contracts currently covered by contract accounting standards that recognize revenue using the POC units-of-delivery method. Approximately 20% of the Company’s net sales used the POC units-of-delivery method to recognize revenue in 2016. Upon adoption, the Company expects to recognize revenue earlier in the performance period as costs are incurred, as opposed to when units are delivered, on some of these contracts that currently use the POC units-of-delivery method to recognize revenue.

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2017 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

5. Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2017 Business Acquisitions

OceanServer Technology, Inc. (OceanServer). On March 17, 2017, the Company acquired OceanServer Technology, Inc., which has been renamed L3 OceanServer. OceanServer develops and manufactures autonomous, lightweight Unmanned Undersea Vehicles (UUVs). OceanServer has established itself within a growing specialized market, providing highly capable UUVs to a wide array of military, commercial and international customers. The goodwill recognized for this business was $16 million, which was assigned to the Sensor Systems segment and is

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Explosive Trace Detection business of Implant Sciences. On October 10, 2016, the Company entered into an asset purchase agreement (APA), to acquire the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant), at which time Implant entered into Chapter 11 bankruptcy protection of the U.S. Bankruptcy Code. In December 2016, Implant received the U.S. Bankruptcy Court approval to consummate the APA. The ETD business bolsters the Company’s leadership in efficient, scalable security solutions and greatly enhances its capabilities in the global aviation security and national security markets. On January 5, 2017, the Company completed the acquisition of the ETD business for a purchase price of $118 million, in addition to the assumption of specified liabilities, which was financed with cash on hand. The goodwill recognized for this business was $91 million, which was assigned to the Electronic Systems segment and is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Net sales and income before income taxes for OceanServer and the ETD business, included in L3’s unaudited condensed consolidated statement of operations for the quarterly period ended March 31, 2017, are presented in the table below.

First Quarter Ended March 31, 2017
(in millions)
Net sales	$19
Income before income taxes	$1

2016 Business Acquisitions

MacDonald Humfrey (Automation) Limited. On November 22, 2016, the Company acquired MacDonald Humfrey (Automation) Limited, renamed L3 MacDonald Humfrey (MacH), for a purchase price of £263 million (approximately $327 million). The purchase price is subject to additional, contingent consideration not to exceed £30 million (approximately $38 million) and is based on MacH’s post-acquisition financial performance for the three-year period ending December 31, 2019. The Company recorded a £23 million (approximately $29 million) liability on the acquisition date for the fair value of the contingent consideration. The acquisition was funded from cash on hand and revolving credit borrowings that were repaid before the end of 2016. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. MacH is a globally recognized leader in the deployment of operationally effective and efficient aviation checkpoint security solutions, as well as in the development of state-of-the-art process automation and collaborative robotic capabilities supporting aviation and other adjacent markets. The goodwill recognized for this business was £209 million (approximately $261 million), which was assigned to the Electronics Systems reportable segment, and is not expected to be deductible for income tax purposes. The Company also recognized identifiable intangible assets of £43 million (approximately $53 million) in the aggregate, which consisted of £22 million (approximately $27 million) for technology and £21 million (approximately $26 million) for customer relationships. Identifiable intangible assets will be amortized over a weighted average useful life of 10 years.

Micreo Limited and Aerosim. On September 30, 2016, the Company acquired Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim), in separate transactions, for an aggregate purchase price of approximately $86 million, which was financed with cash on hand. The final purchase prices are subject to customary

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

adjustments for final working capital. The final purchase price allocations, which are expected to be completed in the second quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. Micreo specializes in solutions that utilize high-performance microwave, millimeter wave and photonic technology that complements the Company’s wide range of sensor products and is expected to strengthen the development of the Company’s future products in the higher Electronic Warfare (EW) radio frequency (RF) bandwidth. Micreo currently supports a variety of airborne, land and security programs in Australia. Aerosim provides innovative, portable and flexible pilot and maintenance technician training products and provides a flight school for prospective airline pilots. Aerosim’s commercial training capabilities are complementary to those offered by L3 Commercial Training Solutions. The aggregate goodwill recognized for these businesses was $61 million, which was assigned to the Electronic Systems reportable segment, of which $6 million is expected to be deductible for income tax purposes.

Advanced Technical Materials, Inc. (ATM) Acquisition. On January 22, 2016, the Company acquired the assets of ATM for a purchase price of $27 million, which was financed with cash on hand. The purchase price and purchase price allocation of ATM was finalized as of September 23, 2016, with no significant changes to preliminary amounts. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components. The goodwill recognized for this business was $20 million, which was assigned to the Communication Systems reportable segment, all of which is expected to be deductible for income tax purposes.

Business Divestitures

2017 Business Divestitures

CTC Aviation Jet Services Limited Divestiture. On March 1, 2017, the Company divested its CTC Aviation Jet Services Limited (Aviation Jet Services) Business for a sales price of £1 million. Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $5 million ($5 million after income taxes) during the quarterly period ended March 31, 2017.

L3 Coleman Aerospace Divestiture. On February 24, 2017, the Company divested its L3 Coleman Aerospace (Coleman) business for a sales price of $15 million. The final sales price is subject to customary adjustments for final working capital. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $3 million ($2 million after income taxes) during the quarterly period ended March 31, 2017.

Display Product Line Divestiture. On February 23, 2017, the Company divested its Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment. The divestiture resulted in a pre-tax gain of $4 million ($3 million after income taxes) during the quarterly period ended March 31, 2017.

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the statement of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation and includes allocated interest expense for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

First Quarter Ended
March 25, 2016
(in millions)
Net sales	$86
Cost of sales	(92)
Gain related to business divestiture	64
Operating income from discontinued operations	58
Interest expense allocated to discontinued operations	—
Income from discontinued operations before income taxes	58
Income tax benefit	5
Income from discontinued operations, net of income taxes	$63

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the quarterly period ended March 31, 2017 and the year ended December 31, 2016, assuming that the business acquisitions completed during 2017 and 2016 had occurred on January 1, 2016 and January 1, 2015, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets, depreciation and estimated reduction to interest income assuming the 2017 and 2016 acquisitions had occurred on January 1, 2016 and January 1, 2015, respectively.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions, except per share data)
Pro forma net sales	$2,672	$2,400
Pro forma income from continuing operations attributable to L3	$164	$165
Pro forma net income attributable to L3	$164	$228
Pro forma diluted earnings per share from continuing operations	$2.07	$2.10
Pro forma diluted earnings per share	$2.07	$2.89

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

6. Contracts in Process

The components of contracts in process are presented in the table below.

	March 31, 2017	December 31, 2016
	(in millions)
Unbilled contract receivables, gross	$2,116	$2,020
Unliquidated progress payments	(807)	(827)
Unbilled contract receivables, net	1,309	1,193
Inventoried contract costs, gross	1,113	1,065
Unliquidated progress payments	(168)	(203)
Inventoried contract costs, net	945	862
Total contracts in process	$2,254	$2,055

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

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$173	$137
Contract costs incurred:
IRAD and B&P	78	65
Other G&A	222	194
Total	300	259
Amounts charged to cost of sales	(295)	(239)
Amounts included in inventoried contract costs at end of the period	$178	$157

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the unaudited condensed consolidated statements of operations.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Selling, general and administrative expenses	$71	$52
Research and development expenses	15	11
Total	$86	$63

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

7. Inventories

Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 31, 2017	December 31, 2016
	(in millions)
Raw materials, components and sub-assemblies	$184	$165
Work in process	93	106
Finished goods	76	59
Total	$353	$330

8. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Goodwill(1)	$2,687	$1,698	$1,058	$1,559	$7,002
Accumulated impairment losses	(43)	(338)	(35)	(26)	(442)
Balance at December 31, 2016	2,644	1,360	1,023	1,533	6,560
Business acquisitions(2)	100	—	—	16	116
Business divestitures(3)	(12)	—	—	—	(12)
Foreign currency translation adjustments(4)	8	2	—	5	15
Balance at March 31, 2017	2,740	1,362	1,023	1,554	6,679
Goodwill	2,783	1,700	1,058	1,580	7,121
Accumulated impairment losses	(43)	(338)	(35)	(26)	(442)
	$2,740	$1,362	$1,023	$1,554	$6,679
(1)	The business realignment in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisition of the ETD business and the purchase price allocation adjustment for the MacH business acquisition. The increase for the Sensor Systems segment was primarily due to the OceanServer business acquisition.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian dollar during the quarterly period ended March 31, 2017. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the quarterly period ended March 31, 2017. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Australian dollar, the Euro and the British pound during the quarterly period ended March 31, 2017.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		March 31, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	15	$412	$276	$136	$409	$269	$140
Technology	10	202	105	97	191	102	89
Other	18	21	12	9	21	12	9
Total	13	$635	$393	$242	$621	$383	$238

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Amortization expense	$10	$8

Based on gross carrying amounts at March 31, 2017, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2017 through 2021 is presented in the table below.

	Year Ending December 31,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense	$40	$38	$34	$30	$27

9. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 31, 2017	December 31, 2016
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$80	$68
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	74	70
Accrued interest	48	43
Accruals for pending and threatened litigation (see Note 18)(1)	45	51
Deferred revenues	36	34
Product returns allowance(2)	4	5
Other	157	160
Total other current liabilities	$444	$431
(1)	The quarterly period ended March 31, 2017 and the year ended December 31, 2016 included $10 million and $14 million, respectively, in connection with the EoTech matter.
(2)	On March 23, 2017, the Company ended the voluntary return program for various EoTech HWS products in connection with the preliminary settlement of the class action lawsuit (See Note 18). The product returns allowance, net of refund payments made to eligible owners, was $2 million at March 31, 2017. As of April 16, 2017, the Company had approved refunds at a cost of approximately $36 million, with an average refund cost per unit of $500.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the components of other liabilities.

	March 31, 2017	December 31, 2016
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$123	$124
Deferred compensation	50	47
Accrued product warranty costs	36	41
Estimated contingent purchase price payable for acquired businesses (see Note 5)	31	29
Accrued workers’ compensation	29	30
Notes payable and capital lease obligations	14	13
Other	82	84
Total other liabilities	$365	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$109	$105
Acquisitions during the period	3	—
Accruals for product warranties issued during the period	16	9
Settlements made during the period	(12)	(11)
Balance at end of period	$116	$103
(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

10. Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	March 31, 2017	December 31, 2016
	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
Principal amount of long-term debt	3,350	3,350
Unamortized discounts	(8)	(8)
Deferred debt issue costs	(16)	(17)
Carrying amount of long-term debt	$3,326	$3,325
(1)	During the quarterly period ended March 31, 2017, L3’s aggregate borrowings and repayments under the Credit Facility were $664 million. At March 31, 2017, L3 had the full availability of its $1 billion Credit Facility.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

11. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At March 31, 2017, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2015 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company cannot predict the outcome of the audits at this time.

The effective income tax rate for the quarterly period ended March 31, 2017 decreased to 22.2% from 22.3% for the quarterly period ended March 25, 2016 primarily due to the benefit from the release of a valuation allowance for capital losses partially offset by a higher income tax rate on foreign earnings.

At March 31, 2017, the Company anticipates that unrecognized tax benefits will decrease by approximately $9 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $11 million ($6 million after income taxes) at March 31, 2017 and $11 million ($7 million after income taxes) at December 31, 2016, and potential penalties of $8 million at March 31, 2017 and December 31, 2016.

12. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	19	—	—	19
Amounts reclassified from AOCI, net of tax	—	—	9	9
Net current period other comprehensive income	19	—	9	28
Balance at March 31, 2017	$(159)	$6	$(545)	$(698)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive income before reclassifications, net of tax	1	6	—	7
Amounts reclassified from AOCI, net of tax	—	1	8	9
Net current period other comprehensive income	1	7	8	16
Balance at March 25, 2016	$(100)	$(1)	$(457)	$(558)

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About AOCI Components	March 31, 2017	March 25, 2016
	(in millions)
Loss on hedging instruments	$—	$(3)	Cost of sales-products
	—	(3)	Income from continuing operations before income taxes
	—	2	Provision for income taxes
	$—	$(1)	Income from continuing operations
Amortization of defined benefit pension items:
Net loss	$(15)	$(12)	(b)
	(15)	(12)	Income from continuing operations before income taxes
	6	4	Provision for income taxes
	$(9)	$(8)	Income from continuing operations
Total reclassification for the period	$(9)	$(9)	Income from continuing operations
(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

13. Equity

On December 4, 2014, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to $1.5 billion of its common stock through June 30, 2017. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. The Company did not repurchase any shares of common stock from January 1, 2017 through March 31, 2017. All share repurchases of L3’s common stock have been recorded as treasury shares.

At March 31, 2017, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $433 million.

From April 1, 2017 through April 21, 2017, L3 repurchased 66,462 shares of its common stock at an average price of $165.48 per share for an aggregate amount of $11 million.

On February 13, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on March 15, 2017 to shareholders of record at the close of business on March 1, 2017. During the quarterly period ended March 31, 2017, the Company paid $61 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee held stock awards.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

14. L3’s Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions, except per share data)
Reconciliation of net income:
Net income	$168	$230
Net income from continuing operations attributable to noncontrolling interests	(4)	(3)
Net income attributable to L3’s common shareholders	$164	$227
Earnings attributable to L3’s common shareholders:
Continuing operations	$164	$164
Discontinued operations, net of income tax	—	63
Net income attributable to L3’s common shareholders	$164	$227
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	77.7	77.8
Basic earnings per share:
Continuing operations	$2.11	$2.11
Discontinued operations, net of income tax	—	0.81
Net income	$2.11	$2.92
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	77.7	77.8
Assumed exercise of stock options	2.8	2.0
Unvested restricted stock awards	0.8	1.1
Employee stock purchase plan contributions	0.1	0.1
Performance unit awards	0.1	0.1
Assumed purchase of common shares for treasury	(2.2)	(2.1)
Common and potential common shares	79.3	79.0
Diluted earnings per share:
Continuing operations	$2.07	$2.08
Discontinued operations, net of income tax	—	0.79
Net income	$2.07	$2.87

The computation of diluted EPS excludes shares for stock options, restricted stock awards and performance unit awards contributions of 0.3 million and 1.2 million for the quarterly periods ended March 31, 2017 and March 25, 2016, respectively, as they were anti-dilutive.

15. Fair Value Measurements

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 31, 2017			December 31, 2016
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$12	$—	$—	$104	$—	$—
Derivatives (foreign currency forward contracts)	—	11	—	—	12	—
Total assets	$12	$11	$—	$104	$12	$—
Liabilities
Derivatives (foreign currency forward contracts)	$—	$3	$—	$—	$6	$—
Contingent consideration(4)	—	—	31	—	—	29
Total liabilities	$—	$3	$31	$—	$6	$29
(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.
(4)	The contingent consideration liability represents the future potential earn-out payments relating to the MacH acquisition. The fair value of the contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the contingent consideration include: (i) projected revenues of the MacH acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections, (iii) and volatility. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the consolidated statements of operations.

The table below presents the changes to contingent consideration obligations during the quarterly period ended March 31, 2017.

March 31, 2017
(in millions)
Balance at beginning of period	$29
Changes in fair value of contingent consideration, net	2
Balance at end of period	$31

16. Financial Instruments

At March 31, 2017 and December 31, 2016, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,326	$3,542	$3,325	$3,526
Foreign currency forward contracts(2)	$8	$8	$6	$6
(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 17 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

17. Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the U.S. dollar, the Euro, the Canadian dollar and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 31, 2017.

Currency	Notional Amounts
(in millions)
U.S. dollar	$109
Euro	98
Canadian dollar	73
British pound	35
Other	16
Total	$331

At March 31, 2017, the Company’s foreign currency forward contracts had maturities through 2021.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 31, 2017				December 31, 2016
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$9	$2	$3	$—	$10	$2	$6	$—
Total derivative instruments	$9	$2	$3	$—	$10	$2	$6	$—
(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The effect from foreign currency forward contracts on the unaudited condensed consolidated statements of operations was a pre-tax loss of $3 million for the quarterly period ended March 25, 2016. At March 31, 2017, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months was $6 million.

18. Commitments and Contingencies

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 31, 2017, the Company recorded approximately $34.5 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

EoTech Class Actions. During 2015 and 2016, five putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri alleging that the Company’s EoTech business unit knowingly sold defective holographic weapons sights (see Andrew Tyler Foster, et al., v. L-3 Communications EoTech, Inc., et al., Case No. 6:15 CV 03519 BCW). In October 2016, the parties reached a settlement in principle to resolve the allegations in these cases. On February 15, 2017, the Company received preliminary approval from the court to settle the five class action consumer lawsuits filed. Following an agreed-to notice period in which any contentions from objectors are addressed, the court, in its discretion and following a fairness hearing that has been scheduled for June 30, 2017, will order final approval of the settlement and the litigation will be resolved. Any final approval order from the court is subject to appeal. Prior to final resolution of this litigation, either party retains rights to withdraw from the settlement under circumstances delineated in the settlement agreement. There are numerous risks associated with this settlement, including that the court finds that the settlement is not fair and adequate to the class members or for any other reason that the court deems appropriate to withhold final approval. If final approval does not occur, the litigation would recommence. As of March 31, 2017, the Company has accrued the amount deemed appropriate for this matter.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. On March 30, 2016, the District Court dismissed with prejudice all claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. On December 20, 2016, the parties reached an agreement in principle to resolve this matter for $34.5 million, subject to the execution of definitive settlement documents and final court approval. On February 22, 2017, the parties executed a final settlement agreement. On March 10, 2017, the court preliminarily approved the settlement. In accordance with the settlement agreement, the Company’s insurers have paid the settlement amount into an escrow account that will be used to fully fund the settlement subject to the terms of the settlement agreement. A fairness hearing for the proposed settlement has been scheduled for August 10, 2017.

401(k) Plan Class Action. On June 24, 2016, a putative class action was filed in the United States District Court for the Southern District of New York on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. An amended complaint was filed on September 29, 2016. The amended complaint alleged that certain of the Company’s officers breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint sought, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. On December 2, 2016, the matter was voluntarily dismissed without prejudice. On January 27, 2017, a new putative class action was filed in the United States District Court for the Southern District of New York on behalf of the same 401(k) participants and beneficiaries, asserting substantially similar claims against the same officers of the Company. On March 28, 2017, the Company moved to dismiss the action. The Company believes the suit lacks merit and intends to defend against it vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

19. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Components of net periodic benefit cost:
Service cost	$29	$27	$1	$1
Interest cost	35	35	1	1
Expected return on plan assets	(53)	(51)	(1)	(1)
Amortization of prior service costs (credits)	—	—	—	(1)
Amortization of net loss	16	13	(1)	—
Net periodic benefit cost	$27	$24	$—	$—

Contributions. The Company contributed cash of $4 million to its pension plans and $2 million to its other postretirement benefit plans during the quarterly period ended March 31, 2017. The Company expects to contribute an additional $96 million to its pension plans and $8 million to its other postretirement benefit plans during the remainder of 2017.

20. Stock-Based Compensation

During the quarterly period ended March 31, 2017, the Company granted stock-based awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the quarterly period ended March 31, 2017 are further discussed below.

Stock Options. The Company granted 363,939 stock options with a weighted average exercise price of $168.80 per option, which was equal to the closing price of L3’s common stock on the date of grant. The options expire 10 years after the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $27.18 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.2
Expected volatility	20.1%
Expected dividend yield	2.0%
Risk-free interest rate	2.0%

Restricted Stock Units. The Company granted 285,787 restricted stock units with a weighted average grant date fair value of $168.80 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the quarterly period ended March 31, 2017, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

Performance Units. The Company granted 33,883 performance units with a weighted average grant date fair value per unit of $168.80. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2019. Units earned can range from zero to 200% of the original number of units awarded, which are converted into shares of L3’s common stock.

21. Supplemental Cash Flow Information

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Interest paid on outstanding debt	$37	$36
Income tax payments	$20	$12
Income tax refunds	$5	$1

22. Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Net Sales:
Aerospace Systems	$1,045	$1,007
Electronic Systems	760	615
Communication Systems	543	477
Sensor Systems	354	290
Elimination of intercompany sales	(33)	(36)
Consolidated total	$2,669	$2,353
Operating Income:
Aerospace Systems	$69	$106
Electronic Systems	91	85
Communication Systems	43	51
Sensor Systems	50	10
Consolidated total	$253	$252
Depreciation and amortization:
Aerospace Systems	$13	$13
Electronic Systems	18	14
Communication Systems	12	12
Sensor Systems	11	11
Consolidated total	$54	$50
	March 31, 2017	December 31, 2016
	(in millions)
Total Assets:
Electronic Systems	$4,576	$4,369
Aerospace Systems	2,776	2,535
Communication Systems	2,099	2,031
Sensor Systems	2,482	2,433
Corporate	231	497
Consolidated total	$12,164	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

23. Severance and Restructuring Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded a total of $14 million of severance and restructuring costs, with respect to approximately 200 employees during the quarterly period ended March 31, 2017. During the year ended December 31, 2016, the Company recorded a total of $17 million of severance and restructuring costs with respect to approximately 700 employees. Severance and restructuring costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $19 million at March 31, 2017 and $9 million at December 31, 2016, which is expected to be paid primarily by the end of 2017. Severance and restructuring costs incurred by reportable segment are presented in the table below.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(in millions)
Reportable Segment
Electronic Systems	$3	$—
Aerospace Systems	—	—
Communication Systems	9	1
Sensor Systems	2	1
Consolidated	$14	$2

24. Condensed Combining Financial Information of L3 and Its Subsidiaries

The debt of L3, including the Senior Notes and borrowings under amounts drawn against the Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). See Note 9 to the audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.

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

On December 31, 2016, the Company completed an internal reorganization to eliminate its holding company structure. Pursuant to the reorganization, L-3 Communications Holdings, Inc. was merged (the Merger) with and into L-3 Communications Corporation (L-3 Corp), with L-3 Corp being the surviving entity in the Merger (the Surviving Entity). Immediately following the completion of the Merger, the name of the Surviving Entity was changed to L3 Technologies, Inc. For more information on the Merger, see Note 1 in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L3 excluding its consolidated subsidiaries (the Parent), (2) the Guarantor Subsidiaries, (3) the Non-Guarantor Subsidiaries and (4) the eliminations to arrive at the information for L3 on a consolidated basis. As a result of the Merger, prior year amounts have been recast to conform to the current year presentation.

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in miilions)
Condensed Combining Balance Sheets:
At March 31, 2017:
Current assets:
Cash and cash equivalents	$58	$1	$195	$(24)	$230
Billed receivables, net	247	353	202	—	802
Contracts in process	733	1,260	261	—	2,254
Other current assets	246	227	113	—	586
Total current assets	1,284	1,841	771	(24)	3,872
Goodwill	2,385	3,099	1,195	—	6,679
Other assets	695	611	307	—	1,613
Investment in and amounts due from consolidated subsidiaries	6,074	4,741	—	(10,815)	—
Total assets	$10,438	$10,292	$2,273	$(10,839)	$12,164
Current liabilities	$811	$934	$508	$(24)	$2,229
Amounts due to consolidated subsidiaries	—	—	289	(289)	—
Other long-term liabilities	1,570	204	33	—	1,807
Long-term debt	3,326	—	—	—	3,326
Total liabilities	5,707	1,138	830	(313)	7,362
L3 shareholders’ equity	4,731	9,154	1,443	(10,597)	4,731
Noncontrolling interests	—	—	—	71	71
Total equity	4,731	9,154	1,443	(10,526)	4,802
Total liabilities and equity	$10,438	$10,292	$2,273	$(10,839)	$12,164

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2016:
Current assets:
Cash and cash equivalents	$291	$1	$207	$(136)	$363
Billed receivables, net	261	285	185	—	731
Contracts in process	694	1,125	236	—	2,055
Other current assets	236	187	125	—	548
Total current assets	1,482	1,598	753	(136)	3,697
Goodwill	2,380	3,007	1,173	—	6,560
Other assets	705	591	312	—	1,608
Investment in and amounts due from consolidated subsidiaries	5,649	5,650	—	(11,299)	—
Total assets	$10,216	$10,846	$2,238	$(11,435)	$11,865
Current liabilities	$789	$1,022	$460	$(136)	$2,135
Amounts due to consolidated subsidiaries	—	—	284	(284)	—
Other long-term liabilities	1,549	200	32	—	1,781
Long-term debt	3,325	—	—	—	3,325
Total liabilities	5,663	1,222	776	(420)	7,241
L3 shareholders’ equity	4,553	9,624	1,462	(11,086)	4,553
Noncontrolling interests	—	—	—	71	71
Total equity	4,553	9,624	1,462	(11,015)	4,624
Total liabilities and equity	$10,216	$10,846	$2,238	$(11,435)	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 31, 2017:
Total net sales	$862	$1,507	$373	$(73)	$2,669
Total cost of sales	(777)	(1,399)	(313)	73	(2,416)
Operating income	85	108	60	—	253
Interest expense	(42)	—	—	—	(42)
Interest and other income, net	3	—	2	—	5
Income from continuing operations before income taxes	46	108	62	—	216
Provision for income taxes	(10)	(24)	(14)	—	(48)
Equity in net income of consolidated subsidiaries	128	—	—	(128)	—
Net income	164	84	48	(128)	168
Net income attributable to noncontrolling interests	—	—	—	(4)	(4)
Net income attributable to L3	$164	$84	$48	$(132)	$164
Comprehensive income attributable to L3	$192	$84	$68	$(152)	$192

For the quarter ended March 25, 2016:
Total net sales	$822	$1,185	$409	$(63)	$2,353
Total cost of sales	(739)	(1,068)	(357)	63	(2,101)
Operating income	83	117	52	—	252
Interest expense	(41)	—	—	—	(41)
Interest and other income, net	3	—	1	—	4
Income from continuing operations before income taxes	45	117	53	—	215
Provision for income taxes	(10)	(26)	(12)	—	(48)
Equity in net income of consolidated subsidiaries	192	—	—	(192)	—
Income from continuing operations	227	91	41	(192)	167
Income from discontinued operations, net of income tax	—	63	—	—	63
Net income	227	154	41	(192)	230
Net income attributable to noncontrolling interests	—	—	—	(3)	(3)
Net income attributable to L3	$227	$154	$41	$(195)	$227
Comprehensive income attributable to L3	$243	$162	$41	$(203)	$243

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the quarterly period ended March 31, 2017:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$144	$(85)	67	$(41)	$85
Investing activities:
Business acquisitions, net of cash acquired	(139)	—	—	—	(139)
Proceeds from sale of businesses, net of closing date cash balances	15	—	1	—	16
Other investing activities	(16)	(17)	(3)	—	(36)
Net cash used in investing activities from continuing operations	(140)	(17)	(2)	—	(159)
Financing activities:
Dividends paid on L3's common stock	(61)	—	—	—	(61)
Other financing activities	(176)	102	(81)	153	(2)
Net cash (used in) from financing activities from continuing operations	(237)	102	(81)	153	(63)
Effect of foreign currency exchange rate changes on cash	—	—	4	—	4
Net decrease in cash	(233)	—	(12)	112	(133)
Cash and cash equivalents, beginning of the period	291	1	207	(136)	363
Cash and cash equivalents, end of the period	$58	$1	$195	$(24)	$230

For the quarterly period ended March 25, 2016:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$46	$117	$(32)	$(19)	$112
Investing activities:
Business acquisitions, net of cash acquired	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balance	576	—	—	—	576
Other investing activities	3	(12)	(10)	—	(19)
Net cash from (used in) investing activities from continuing operations	552	(12)	(10)	—	530
Financing activities:
Common stock repurchased	(198)	—	—	—	(198)
Dividends paid on L3's common stock	(58)	—	—	—	(58)
Other financing activities	(130)	(46)	66	107	(3)
Net cash (used in) from financing activities from continuing operations	(386)	(46)	66	107	(259)
Net decrease in cash and cash equivalents of discontinued operations	—	(56)	—	—	(56)
Net increase in cash	212	3	24	88	327
Cash and cash equivalents, beginning of the period	137	—	165	(95)	207
Cash and cash equivalents, end of the period	$349	$3	$189	$(7)	$534

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

At December 31, 2016, we had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, we realigned our Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, our current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The business areas are: Precision Engagement and Training, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Link U.S. operations. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: ISR Systems, Aircraft Systems and Vertex Aerospace. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: Broadband Communication Systems, Advanced Communications and Space & Power Systems. Sensor Systems provides diverse sensor technologies for land, sea, air, space and cyber domains to military and commercial customers. The business areas are: Integrated Sensor Systems, Warrior Systems, Ocean Systems and Advanced Programs. We report our segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report on Form 10-Q are to L3’s continuing operations, unless specifically noted.

Financial information with respect to our segments is included in Results of Operations within this section, Note 22 to our unaudited condensed consolidated financial statements and Note 21 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

For the year ended December 31, 2016, we generated sales of $10,511 million, and our primary end customer was the DoD. The table below presents a summary of our consolidated 2016 sales by major category of end customer and the percent contributed by each to our consolidated 2016 sales.

	2016 Sales	% of 2016 Sales
	(in millions)
DoD	$7,299	70%
Other U.S. Government	350	3
Total U.S. Government	7,649	73%
International (foreign governments)	1,580	15
Commercial — international	732	7
Commercial — domestic	550	5
Total sales	$10,511	100%

We currently expect the composition of our 2017 consolidated sales to the U.S. Government and to international and commercial customers to remain approximately the same as compared to 2016.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 73% of our 2016 sales and were primarily to DoD customers, which comprised 70% of our consolidated sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The total DoD budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion, while the OCO budget decreased by $22 billion. The total DoD budget for FY 2016 was $581 billion, an increase of 4% compared to FY 2015. The increase is due to a base budget of $522 billion, higher by $25 billion compared to FY 2015. The FY 2016 OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

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

Furthermore, the Bipartisan Budget Act of 2015 (BBA), which suspended the debt ceiling through March 15, 2017 and raised spending caps previously enacted by Congress under the Budget Control Act of 2011 (BCA), places spending caps on defense programs. The BBA target for the DoD base budget is $524 billion for FY 2017 and $59 billion for the FY 2017 OCO funding. The BBA, however, does not change the previously enacted BCA sequestration cuts after FY 2017. The BCA specifies base budget spending caps and can only be changed through law enacted by Congress.

Future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts scheduled to resume in FY 2018. While we expect Congress to appropriate an FY17 DoD budget, in amounts at least equal to those proposed by the Obama Administration, it is possible that the CR is extended beyond April 27, 2017. The Trump Administration is expected to submit its FY18 DoD budget request to Congress in May 2017. We expect that Congress will continue to provide relief to DoD FY18 DoD budget from the full BCA sequestration cuts, as Congress provided for the DoD budgets for FY13 to FY17. Although, we cannot predict the outcome of these efforts, which could have an impact on the Company, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. (For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016).

International and Commercial Markets

Sales to end customers other than the U.S. Government represented 27% of our 2016 sales. These sales are generally affected by global economic conditions, geopolitical and security conditions and commodity prices, as well as our competitive success in winning new business and increasing market share. We believe that L3 will benefit from a large addressable international market with sales directly to foreign allied governments and under Foreign Military Sales (FMS) agreements between the U.S. Government and foreign governments. Although our international sales are experiencing near-term softness, we believe the focus of our international markets in areas such as ISR, simulators, communication systems, night vision products and sensor systems will benefit L3 in the long term. We also believe that the commercial markets in which we participate, such as aviation products, security and screening, simulation and training, and radio frequency microwave and power, have long term favorable fundamentals.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are (i) sales, (ii) operating income and (iii) net cash from operating activities (Operating Cash Flow). Management believes that these financial performance measures are the primary growth drivers for our earnings per share and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income, operating margin, which we define as operating income as a percentage of sales, and Operating Cash Flow, and not the type or amount of operating costs.

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

Sales Trend. For the quarter ended March 31, 2017 (2017 First Quarter), consolidated net sales of $2,669 million increased by $316 million, or 13%, compared to the quarter ended March 25, 2016 (2016 First Quarter). Organic sales increased by $270 million, or 11%, for the 2017 First Quarter. Organic sales exclude $51 million of sales increases related to business acquisitions and $5 million of sales declines related to business divestitures. See “Results of Operations,” including segment results below, for a further discussion of sales.

For the year ended December 31, 2016, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our sales in the 2017 First Quarter and for the year ended December 31, 2016, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance under this contract continues through September 30, 2017. We are one of several contractors expected to bid on the re-competition of this contract and expect an award decision in the second half of 2017.

We derived approximately 70% of our 2016 sales from DoD customers, and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We expect our 2017 consolidated sales to increase by approximately 3% compared to 2016, including an organic sales increase of 2%. We expect organic international sales to increase by approximately 1% and organic sales to the DoD and U.S. Government to increase by approximately 2%. We expect organic commercial sales to increase by approximately 3% primarily for commercial aviation products.

Operating Income Trend. Operating income for the 2017 First Quarter was $253 million, an increase of $1 million from $252 million for the 2016 First Quarter. Our operating income as a percentage of sales (operating margin) was 9.5% for the 2017 First Quarter, a decrease of 120 basis points from 10.7% for the 2016 First Quarter. See “Results of Operations”, including segment results below, for a further discussion of operating margin.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Although we expect our 2017 annual operating margin to increase as compared to 2016, changes in the competitive environment and DoD procurement practices, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates, among other factors, could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to our operating margins on existing contracts and could reduce future operating margins.

Operating Cash Flow Trend. Operating Cash Flow of $85 million for the 2017 First Quarter decreased by $27 million compared to $112 million for the 2016 First Quarter. The decrease of Operating Cash Flow was due to higher uses of cash for working capital in the 2017 First Quarter compared to the 2016 First Quarter, primarily related to higher billed receivables, contracts in process and bonus payments, partially offset by higher add backs for non-cash expenses.

Other Events

CTC Aviation Jet Services Limited Divestiture. On March 1, 2017, we divested our CTC Aviation Jet Services Limited (Aviation Jet Services) for a sales price of £1 million. Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment. We recorded a pre-tax loss of $5 million ($5 million after income taxes) during the 2017 First Quarter.

L3 Coleman Aerospace Divestiture. On February 24, 2017, we divested our L3 Coleman Aerospace (Coleman) business for a sales price of $15 million. The final sales price is subject to customary adjustments for final working capital. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment. We recorded a pre-tax loss of $3 million ($2 million after income taxes) during the 2017 First Quarter.

Display Product Line Divestiture. On February 23, 2017, we divested our Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment. The divestiture resulted in a pre-tax gain of $4 million ($3 million after income taxes) during the 2017 First Quarter.

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

The table below presents the statement of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation and includes allocated interest expense for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt. See Note 5 to the unaudited condensed consolidated financial statements for additional information.

First Quarter Ended
March 25, 2016
(in millions)
Net sales	$86
Cost of sales	(92)
Gain related to business divestiture	64
Operating income from discontinued operations	58
Interest expense allocated to discontinued operations	—
Income from discontinued operations before income taxes	58
Income tax benefit	5
Income from discontinued operations, net of income taxes	$63

Business Acquisitions and Divestitures

Our Annual Report on Form 10-K summarizes the business acquisitions and divestitures that we completed during the three years ended December 31, 2016. During the 2017 First Quarter, we completed the acquisition of the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant), for a purchase price of $118 million, in addition to the assumption of specified liabilities, which was financed with cash on hand. We also acquired OceanServer Technology, Inc., renamed L3 OceanServer, which develops and manufactures autonomous, lightweight Unmanned Undersea Vehicles. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions and divestitures during the 2017 First Quarter.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L3’s selected financial data, excluding discontinued operations, for the 2017 First Quarter compared with the 2016 First Quarter.

	First Quarter Ended		Increase/ (decrease)
(in millions, except per share data)	March 31, 2017	March 25, 2016
Net sales	$2,669	$2,353	13%
Operating income	$253	$252	—%
Operating margin	9.5%	10.7%	(120	) bpts
Interest expense and other	$(37)	$(37)	―	%
Effective income tax rate	22.2%	22.3%	(10	) bpts
Net income from continuing operations attributable to L3	$164	$164	—%
Diluted earnings per share from continuing operations	$2.07	$2.08	―	%
Diluted weighted average common shares outstanding	79.3	79.0	―	%

Net Sales: For the 2017 First Quarter, consolidated net sales of $2,669 million increased $316 million, or 13%, compared to the 2016 First Quarter. Organic sales increased by $270 million, or 11%, to $2,618 million for the 2017

First Quarter. Organic sales exclude $51 million of sales increases related to business acquisitions and $5 million of sales declines related to business divestitures. For the 2017 First Quarter, organic sales to the U.S. Government increased $218 million, or 13%, to $1,950 million and organic sales to international and commercial customers increased $52 million, or 8%, to $668 million.

Sales from products increased by $177 million to $1,600 million for the 2017 First Quarter, compared to $1,423 million for the 2016 First Quarter. Sales from products represented approximately 60% of consolidated net sales for the 2017 First Quarter and the 2016 First Quarter. Sales from products increased by: (1) $60 million for Precision Engagement and Training primarily due to increased deliveries of fuzing and ordnance products for U.S. Army and U.S. Air Force (USAF) weapon systems, guidance and control products for the U.S. Army Paladin weapon system and higher volume on simulation and training devices, (2) $58 million for Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems to the U.S. DoD and deliveries of tactical communication terminals to the U.S. military, (3) $39 million due to business acquisitions, net of divestitures and (4) $20 million for Warrior Systems driven by $13 million of lower return allowances and deliveries of specialized night vision equipment to the Australian Defence Force (ADF).

Sales from services increased by $139 million to $1,069 million for the 2017 First Quarter, compared to $930 million for the 2016 First Quarter. Sales from services represented approximately 40% of consolidated net sales for the 2017 First Quarter and the 2016 First Quarter. Sales from services increased primarily by: (1) $60 million for Vertex Aerospace due to higher volume for the U.S. Army C-12 contract, the new USAF KC-10 contractor logistics support contract, U.S. Navy (USN) and USAF training aircraft and aviation support for the U.S. Army rotary wing training aircraft at Fort Rucker, (2) $27 million primarily for increased task order volume on U.S. Government contracts, (3) $10 million due to higher volume on new awards for simulation and training devices to the USAF and a foreign military and (4) $7 million due to business acquisitions, net of divestitures.

Operating income and operating margin: Operating income for the 2017 First Quarter increased by $1 million compared to the 2016 First Quarter. Operating margin decreased by 120 basis points to 9.5% for the 2017 First Quarter, compared to 10.7% for the 2016 First Quarter. The decrease in operating margin was driven primarily by lower favorable contract performance adjustments, primarily at Aerospace Systems and higher severance and restructuring costs, primarily at Communications Systems. See the reportable segment results below for additional discussion of our operating margin trends.

Effective income tax rate: The effective tax rate for the 2017 First Quarter decreased to 22.2% from 22.3%, primarily due to the benefit from the release of a valuation allowance for capital losses, offset by a higher income tax rate on foreign earnings.

Diluted EPS from continuing operations: Diluted EPS from continuing operations was $2.07 for the 2017 First Quarter compared to $2.08 for the 2016 First Quarter.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2017 First Quarter increased slightly compared to the 2016 First Quarter due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals.

	First Quarter Ended
	March 31, 2017	March 25, 2016
	(dollars in millions)
Net sales:(1)
Electronic Systems	$737	$593
Aerospace Systems	1,045	1,005
Communication Systems	537	471
Sensor Systems	350	284
Consolidated net sales	$2,669	$2,353
Operating income:
Electronic Systems	$91	$85
Aerospace Systems	69	106
Communication Systems	43	51
Sensor Systems	50	10
Consolidated operating income	$253	$252
Operating margin:
Electronic Systems	12.3%	14.3%
Aerospace Systems	6.6%	10.5%
Communication Systems	8.0%	10.8%
Sensor Systems	14.3%	3.5%
Consolidated operating margin	9.5%	10.7%
(1)	Net sales after intercompany eliminations.

Electronic Systems

	First Quarter Ended		Increase/ (decrease)
	March 31, 2017	March 25, 2016
	(dollars in millions)
Net sales	$737	$593	24.3%
Operating income	$91	$85	7.1%
Operating margin	12.3%	14.3%	(200	) bpts

Electronic Systems net sales for the 2017 First Quarter increased by $144 million, or 24%, compared to the 2016 First Quarter. Organic sales increased by $101 million, or 17%, compared to the 2016 First Quarter. Organic sales exclude $48 million of sales increases related to business acquisitions and $5 million of sales declines related to business divestitures. Organic sales increased by: (1) $68 million for Precision Engagement and Training primarily due to increased deliveries of fuzing and ordnance products for U.S. Army and USAF weapon systems, guidance and control products for the U.S. Army Paladin weapon system and higher volume on simulation and training devices, (2) $22 million for Aviation Products primarily due to deliveries of aviation recorders and traffic and collision avoidance systems for commercial airline customers and higher volume of overhaul and repair services for cockpit displays and aviation recorders for the U.S. military and (3) $11 million for Power & Propulsion primarily due to higher volume on the USN guided destroyer modernization program and ship board integrated and monitoring systems for a foreign navy customer.

Electronic Systems operating income for the 2017 First Quarter increased by $6 million, or 7%, compared to the 2016 First Quarter. Operating margin decreased by 200 basis points to 12.3%. Operating margin decreased by: (1) 150 basis points due to net gains and losses related to business divestitures in the first quarters of 2016 and 2017,

(2) 130 basis points for lower favorable contract performance adjustments across several business areas and (3) 70 basis points due to lower margins related to acquisitions and higher severance expense of $3 million. These decreases were partially offset by 150 basis points primarily due to higher sales volume.

Aerospace Systems

	First Quarter Ended		Increase/ (decrease)
	March 31, 2017	March 25, 2016
	(dollars in millions)
Net sales	$1,045	$1,005	4.0%
Operating income	$69	$106	(34.9)%
Operating margin	6.6%	10.5%	(390)	bpts

Aerospace Systems net sales for the 2017 First Quarter increased by $40 million, or 4%, compared to the 2016 First Quarter. Sales increased $60 million for Vertex Aerospace and $17 million for ISR Systems. These increases were partially offset by lower sales of $37 million for Aircraft Systems. Sales increased for Vertex Aerospace primarily due to higher volume for: (1) the U.S. Army C-12 contract, (2) the new USAF KC-10 contractor logistics support contract, (3) USN and USAF training aircraft and (4) aviation support for the U.S. Army rotary wing training aircraft at Fort Rucker. At ISR Systems, higher volume for special mission aircraft and large ISR aircraft systems for the U.S. Government was partially offset by lower volume for large ISR aircraft systems for foreign military customers as contracts near completion and small ISR aircraft fleet management services on a completed USAF contract. Sales decreased for Aircraft Systems primarily due to lower volume for international aircraft modifications and reduced deliveries for aircraft cabin assemblies as contracts near completion.

Aerospace Systems operating income for the 2017 First Quarter decreased by $37 million, or 35%, compared to the 2016 First Quarter. Operating margin decreased by 390 basis points to 6.6%. Operating margin decreased by: (1) 230 basis points due to lower favorable contract performance adjustments, primarily at ISR Systems, (2) 90 basis points due to a higher than planned price adjustment in the 2016 First Quarter in ISR Systems that did not recur and (3) 70 basis points due to sales mix changes.

Communication Systems

	First Quarter Ended		Increase/ (decrease)
	March 31, 2017	March 25, 2016
	(dollars in millions)
Net sales	$537	$471	14.0%
Operating income	$43	$51	(15.7)%
Operating margin	8.0%	10.8%	(280)	bpts

Communication Systems net sales for the 2017 First Quarter increased by $66 million, or 14%, compared to the 2016 First Quarter. The increase was primarily driven by Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems to the U.S. DoD and deliveries of tactical communication terminals to the U.S. military.

Communication Systems operating income for the 2017 First Quarter decreased by $8 million, or 16%, compared to the 2016 First Quarter. Operating margin decreased by 280 basis points to 8.0%. Operating margin decreased by: (1) 170 basis points due to higher severance and restructuring expenses of $9 million, primarily in Space & Power Systems related to the previously announced consolidation of the Company’s traveling-wave tube businesses and (2) 110 basis points primarily due to sales mix changes at Broadband Communication Systems.

Sensor Systems

	First Quarter Ended		Increase
	March 31, 2017	March 25, 2016
	(dollars in millions)
Net sales	$350	$284	23.2%
Operating income	$50	$10	400.0%
Operating margin	14.3%	3.5%	1,080 bpts

Sensor Systems net sales for the 2017 First Quarter increased by $66 million, or 23%, compared to the 2016 First Quarter. Organic sales increased by $64 million, or 23%, compared to the 2016 First Quarter. Organic sales exclude $2 million of sales increases related to business acquisitions. Organic sales increased by: (1) $29 million for Integrated Sensor Systems primarily due to increased deliveries of airborne turret systems to foreign military customers and higher volume for space electronics and infrared detection products, (2) $20 million for Warrior Systems primarily driven by $13 million of lower return allowances and deliveries of specialized night vision equipment to the ADF and (3) $15 million primarily for Advanced Programs due to increased task order volume on U.S. Government contracts.

Sensor Systems operating income for the 2017 First Quarter increased by $40 million compared to the 2016 First Quarter. Operating margin increased to 14.3%. Operating margin increased by: (1) 440 basis points due to lower return allowances, (2) 340 basis points primarily for improved contract performance at Ocean Systems and (3) 300 basis points due to higher sales volume primarily at Integrated Sensor Systems.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 31, 2017, we had total cash and cash equivalents of $230 million as compared to $363 million at December 31, 2016. While no amounts of the cash and cash equivalents are considered restricted, $183 million of cash was held by our foreign subsidiaries at March 31, 2017. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At March 31, 2017, we had the full availability of our Credit Facility. We generated $85 million of net cash from operating activities from continuing operations during the 2017 First Quarter, and we received net cash proceeds of $21 million primarily for the divestitures of Coleman, Aviation Jet Services and the Display Product Line. Significant cash uses during the 2017 First Quarter included $139 million for business acquisitions, $61 million related to the payment of dividends and $42 million related to capital expenditures.

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

Balance Sheet

Billed receivables increased by $71 million to $802 million at March 31, 2017, from $731 million at December 31, 2016, primarily due to the timing of billings and collections for ISR Systems, Aircraft Systems and Vertex Aerospace and $6 million from business acquisitions. These increases were partially offset by decreases for Warrior Systems.

Contracts in process increased by $199 million to $2,254 million at March 31, 2017, from $2,055 million at December 31, 2016. During the 2017 First Quarter, contracts in process increased: (1) $2 million for business acquisitions, (2) $2 million for foreign currency translation adjustments and (3) $205 million comprised of:

•	increases of $122 million in unbilled contract receivables primarily due to sales exceeding billings for ISR Systems and Vertex Aerospace, and

•	increases of $83 million in inventoried contract costs primarily due to the timing of deliveries for Broadband Communication Systems, Space & Power Systems, Precision Engagement and Training, Sensor Systems and Warrior Systems.

The Coleman divestiture decreased contracts in process by $10 million.

L3’s receivables days sales outstanding (DSO) was 72 at March 31, 2017, compared with 66 at December 31, 2016 and 72 at March 25, 2016. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (371 days at March 31, 2017, 366 days at December 31, 2016 and 364 days at March 25, 2016). Our trailing 12 month pro forma sales were $10,920 million at March 31, 2017, $10,655 million at December 31, 2016 and $10,273 million at March 25, 2016. The increase in DSO during the 2017 First Quarter was primarily due to an increase in billed and unbilled receivables, which is discussed above, and the increase in our trailing 12 month pro forma sales.

Inventories increased by $23 million to $353 million at March 31, 2017, from $330 million at December 31, 2016, due to acquisitions, primarily the ETD business and for Security & Detection Systems to support customer demand.

The increase in other current assets was primarily due to prepayments to suppliers and insurance payments for annual policies.

Goodwill increased by $119 million to $6,679 million at March 31, 2017 from $6,560 million at December 31, 2016. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Balance at December 31, 2016(1)	$2,644	$1,360	$1,023	$1,533	$6,560
Business acquisitions(2)	100	―	―	16	116
Business dispositions(3)	(12)	―	―	―	(12)
Foreign currency translation adjustments(4)	8	2	―	5	15
Balance at March 31, 2017	$2,740	$1,362	$1,023	$1,554	$6,679
(1)	The business realignment in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisition of the ETD business and the purchase price allocation adjustment for the MacDonald Humfrey (Automation) Limited business acquisition. The increase for the Sensor Systems segment was primarily due to the OceanServer business acquisition.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian dollar during the quarterly period ended March 31, 2017. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the quarterly period ended March 31, 2017. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Australian dollar, the Euro and the British pound during the quarterly period ended March 31, 2017.

The increase in identifiable intangible assets was primarily due to $21 million of intangible assets recognized for the business acquisitions, primarily the ETD business and OceanServer business acquisitions, partially offset by the Aviation Jet Services business divestiture, as well as amortization expense.

The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2017 First Quarter and lower accrued salaries and wages due to the timing of payroll dates at the end of the 2017 First Quarter compared to the end of 2016.

The increase in deferred tax liabilities was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets during the 2017 First Quarter.

Statement of Cash Flows

2017 First Quarter Compared with 2016 First Quarter

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 31, 2017	March 25, 2016	Cash Flow Increase/ (Decrease)
	(in millions)
Net cash from operating activities from continuing operations	$85	$112	$(27)
Net cash (used in) from investing activities from continuing operations	(159)	530	(689)
Net cash used in financing activities from continuing operations	(63)	(259)	196

Operating Activities

We generated $85 million of cash from operating activities during the 2017 First Quarter, a decrease of $27 million compared to the 2016 First Quarter. The decrease of cash from operating activities was due to higher uses of cash for working capital in the 2017 First Quarter compared to the 2016 First Quarter, primarily related to higher billed receivables, contracts in process and bonus payments, partially offset by higher add backs for non-cash expenses. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2017 First Quarter, we used $159 million of cash from investing activities, which included $139 million of cash used from business acquisitions and $42 million for capital expenditures partially offset by cash generated of $16 million for business divestitures. During the 2016 First Quarter, we generated $530 million of cash, which included $576 million of net proceeds received from the NSS divestiture, partially offset by $27 million used for the acquisition of Advanced Technical Materials, Inc. and $35 million for capital expenditures.

Financing Activities

Debt

At March 31, 2017, total outstanding debt was $3,326 million, compared to $3,325 million at December 31, 2016, all of which was senior debt. At March 31, 2017, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $428 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at March 31, 2017. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 31, 2017, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 31, 2017.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. Our senior unsecured credit rating from both Standard and Poor’s and Fitch Ratings is BBB- with a stable outlook and our senior unsecured credit rating from Moody’s Investors Service is Baa3 with a stable outlook.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. At March 31, 2017, we were in compliance with our financial and other restrictive covenants.

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

Equity

Repurchases of L3’s common stock, under the share repurchase program approved by the Board of Directors, are made from time to time at management’s discretion, in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. The Company did not record any repurchases of common stock from January 1, 2017 through March 31, 2017. All share repurchases of L3’s common stock have been recorded as treasury shares.

At March 31, 2017, the remaining dollar value under share repurchase programs authorized by our Board of Directors was $433 million. From April 1, 2017 through April 21, 2017, we repurchased 66,462 shares of our common stock at an average price of $165.48 per share for an aggregate amount of $11 million.

During the 2017 First Quarter, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
February 13, 2017	March 1, 2017	$0.75	$59 (1)	March 15, 2017
(1)	During the 2017 First Quarter, we paid $61 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee held stock awards.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2017 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements; our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the risk that our commercial aviation products and services businesses are affected by a downturn in global demand for air travel or a reduction in commercial aircraft OEM (Original Equipment Manufacturer) production rates; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2017 First Quarter. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 31, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L3 of its common stock during the 2017 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
					(in millions)
January 1 — January 31, 2017	―	$	―	―	$433
February 1 — February 28, 2017	―		―	―	433
March 1 — March 31, 2017	―		―	―	433
Total	―		―	―
(1)	Represents shares available pursuant to the $1.5 billion share repurchase program authorized by L3’s Board of Directors on December 4, 2014, which expires on June 30, 2017.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L3 TECHNOLOGIES, INC.

By:	/s/ Ralph G. D’Ambrosio
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: April 27, 2017

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
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
4.1
Form of Common Stock Certificate of L3 Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

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

4.4
Second Supplemental Indenture, dated as of October 31, 2016 among L-3 Communications Corporation, The Bank of New York Mellon, as Trustee, and the guarantors named therein (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

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

Exhibit No.	Description of Exhibit
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

4.12
Seventh Supplemental Indenture, dated as of October 31, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

4.13
Eighth Supplemental Indenture, dated as of December 5, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated December 5, 2016 (File No. 333-46983)).

*†10.1	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2017 Version).
*†10.2	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2017 CEO Version).
*†10.3	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Version).
*†10.4	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 CEO Version).
*†10.5	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Senior Executive Version).
*†10.6	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Non-Employee Directors Deferred Compensation Version).
*†10.7	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2017 Version).
*†10.8	L3 Technologies, Inc. Amended and Restated 2012 Cash Incentive Plan.
*†10.9	Form of L3 Technologies, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2017 Version).
*†10.10	L3 Technologies, Inc. Amended and Restated Change in Control Severance Plan.
†10.11
Consulting Agreement between L3 Technologies, Inc. and Curtis Brunson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2017 (File No. 333-46983)).

†10.12
Consulting Agreement between L3 Technologies, Inc. and Steve Kantor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2017 (File No. 333-46983)).

†10.13
L3 Technologies, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

†10.14
L3 Technologies, Inc. Deferred Compensation Plan I (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

†10.15
L3 Technologies, Inc. Deferred Compensation Plan II (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

Exhibit No.	Description of Exhibit
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of March 31, 2017 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.
†	Represents management contract or compensatory plan, contract or arrangement in which directors and/or executive officers are entitled to participate.

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