Form 10-Q
period 2017-07-20
L3 TECHNOLOGIES, INC.
filed 2017-07-27
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37975

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

There were 78,218,062 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on July 21, 2017.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$385	$363
Billed receivables, net of allowances of $11 in 2017 and $13 in 2016	843	731
Contracts in process	2,200	2,055
Inventories	355	330
Other current assets	238	218
Total current assets	4,021	3,697
Property, plant and equipment, net	1,113	1,121
Goodwill	6,739	6,560
Identifiable intangible assets	296	238
Other assets	263	249
Total assets	$12,432	$11,865
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$360	$299
Accrued employment costs	494	516
Accrued expenses	409	375
Advance payments and billings in excess of costs incurred	492	492
Income taxes payable	14	22
Other current liabilities	426	431
Total current liabilities	2,195	2,135
Pension and postretirement benefits	1,186	1,177
Deferred income taxes	302	236
Other liabilities	375	368
Long-term debt	3,327	3,325
Total liabilities	7,385	7,241
Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 78,003,140 shares outstanding at June 30, 2017 and 77,232,204 shares outstanding at December 31, 2016	6,396	6,285
Treasury stock (at cost), 82,544,813 shares at June 30, 2017 and 82,385,075 shares at December 31, 2016	(7,250)	(7,224)
Retained earnings	6,466	6,218
Accumulated other comprehensive loss	(636)	(726)
Total shareholders’ equity	4,976	4,553
Noncontrolling interests	71	71
Total equity	5,047	4,624
Total liabilities and equity	$12,432	$11,865

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	June 30, 2017	June 24, 2016
Net sales:
Products	$1,678	$1,638
Services	1,054	1,026
Total net sales	2,732	2,664
Cost of sales:
Products	(1,439)	(1,474)
Services	(981)	(943)
Total cost of sales	(2,420)	(2,417)
Operating income	312	247
Interest expense	(43)	(43)
Interest and other income, net	4	5
Debt retirement charge	—	(5)
Income before income taxes	273	204
Provision for income taxes	(66)	(53)
Net income	207	151
Net income attributable to noncontrolling interests	(5)	(4)
Net income attributable to L3	$202	$147
Earnings per share attributable to common shareholders:
Basic	$2.59	$1.90
Diluted	$2.54	$1.88
Cash dividends declared per common share	$0.75	$0.70
Weighted average common shares outstanding:
Basic	78.0	77.2
Diluted	79.5	78.4

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	June 30, 2017	June 24, 2016
Net sales:
Products	$3,278	$3,061
Services	2,123	1,956
Total net sales	5,401	5,017
Cost of sales:
Products	(2,865)	(2,740)
Services	(1,971)	(1,778)
Total cost of sales	(4,836)	(4,518)
Operating income	565	499
Interest expense	(85)	(84)
Interest and other income, net	9	9
Debt retirement charge	—	(5)
Income from continuing operations before income taxes	489	419
Provision for income taxes	(114)	(101)
Income from continuing operations	375	318
Income from discontinued operations, net of income taxes	—	63
Net income	375	381
Net income from continuing operations attributable to noncontrolling interests	(9)	(7)
Net income attributable to L3	$366	$374
Basic earnings per share attributable to common shareholders:
Continuing operations	$4.70	$4.02
Discontinued operations	—	0.81
Basic earnings per share	$4.70	$4.83
Diluted earnings per share attributable to common shareholders:
Continuing operations	$4.61	$3.95
Discontinued operations	—	0.80
Diluted earnings per share	$4.61	$4.75
Cash dividends declared per common share	$1.50	$1.40
Weighted average common shares outstanding:
Basic	77.8	77.5
Diluted	79.4	78.7

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income	$207	$151	$375	$381
Other comprehensive income:
Foreign currency translation adjustments	52	3	71	4
Unrealized gains on hedging instruments(1)	—	3	—	10
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	10	8	19	16
Total other comprehensive income	62	14	90	30
Comprehensive income	269	165	465	411
Comprehensive income attributable to noncontrolling interests	(5)	(4)	(9)	(7)
Comprehensive income attributable to L3	$264	$161	$456	$404
(1)	Net of income taxes of $1 million and $4 million for the quarterly and first half periods ended June 24, 2016, respectively.
(2)	Net of income taxes of $5 million for each of the quarterly periods ended June 30, 2017 and June 24, 2016 and net of income taxes of $11 million and $9 million for the first half periods ended June 30, 2017 and June 24, 2016, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value

For the First Half Ended June 30, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					366		9	375
Other comprehensive income						90		90
Distributions to noncontrolling interests							(9)	(9)
Cash dividends declared ($1.50 per share)					(118)			(118)
Shares issued:
Employee savings plans	0.4		60					60
Exercise of stock options	0.3		25					25
Employee stock purchase plan	0.1		16					16
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			28					28
Treasury stock purchased	(0.2)			(26)				(26)
Balance at June 30, 2017	78.0	$1	$6,395	$(7,250)	$6,466	$(636)	$71	$5,047

For the First Half Ended June 24, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					374		7	381
Other comprehensive income						30		30
Distributions to noncontrolling interests							(8)	(8)
Cash dividends declared ($1.40 per share)					(110)			(110)
Shares issued:
Employee savings plans	0.5		60					60
Exercise of stock options	0.4		38					38
Employee stock purchase plan	0.2		16					16
Vesting of restricted stock and performance units	0.5							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(20)					(20)
Stock-based compensation expense			19					19
Treasury stock purchased	(2.3)			(276)				(276)
Balance at June 24, 2016	77.2	$1	$6,164	$(7,127)	$5,992	$(544)	$73	$4,559

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	June 30, 2017	June 24, 2016
Operating activities:
Net income	$375	$381
Less: Income from discontinued operations, net of tax	—	(63)
Income from continuing operations	375	318
Depreciation of property, plant and equipment	84	81
Amortization of intangibles and other assets	25	21
Deferred income tax provision	31	29
Stock-based employee compensation expense	28	19
Contributions to employee savings plans in common stock	60	58
Amortization of pension and postretirement benefit plans net loss and prior service cost	30	25
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	3	4
Gain on sale of property, plant and equipment	(42)	(6)
Other non-cash items	3	22
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(105)	(62)
Contracts in process	(143)	(84)
Inventories	(12)	(24)
Other assets	(9)	(5)
Accounts payable, trade	50	118
Accrued employment costs	(24)	(23)
Accrued expenses	39	(2)
Advance payments and billings in excess of costs incurred	(8)	(111)
Income taxes	(6)	25
Other current liabilities	(18)	(10)
Pension and postretirement benefits	9	—
All other operating activities	(19)	(17)
Net cash from operating activities from continuing operations	351	376

Investing activities:
Business acquisitions, net of cash acquired	(191)	(27)
Proceeds from the sale of businesses, net of closing date cash balances	16	575
Capital expenditures	(98)	(75)
Dispositions of property, plant and equipment	65	11
Other investing activities	(1)	6
Net cash (used in) from investing activities from continuing operations	(209)	490

Financing activities:
Borrowings under revolving credit facility	1,158	320
Repayments of borrowings under revolving credit facility	(1,158)	(320)
Redemption of senior notes	—	(305)
Common stock repurchased	(26)	(276)
Dividends paid	(119)	(112)
Proceeds from exercises of stock options	25	38
Proceeds from employee stock purchase plan	16	16
Repurchases of common stock to satisfy tax withholding obligations	(18)	(20)
Other financing activities	(8)	(6)
Net cash used in financing activities from continuing operations	(130)	(665)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10	—
Net cash used in operating activities from discontinued operations	—	(56)
Net increase in cash and cash equivalents	22	145
Cash and cash equivalents, beginning of the period	363	207
Cash and cash equivalents, end of the period	$385	$352

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

At December 31, 2016, the Company had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, the Company realigned its Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, the Company’s current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The business areas are: Precision Engagement Systems, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Total Training Solutions. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: ISR Systems, Aircraft Systems and Vertex Aerospace. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: Broadband Communication Systems, Advanced Communications and Space & Power Systems. Sensor Systems provides diverse sensor technologies for the land, sea, air, space and cyber domains to military and commercial customers. The business areas are: Integrated Sensor Systems, Warrior Systems, Ocean Systems and Advanced Programs. The Company reports its segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 30, 2017 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion (POC) accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $41 million, or 13%, of operating income ($0.34 per diluted share) and $81 million, or 14%, of operating income ($0.65 per diluted share) for the quarterly and first half periods ended June 30, 2017, respectively, and increases of $44 million, or 18%, of operating income ($0.36 per diluted share) and $100 million, or 20%, of operating income ($0.83 per diluted share) for the quarterly and first half periods ended June 24, 2016, respectively.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method, and is currently evaluating the expected impact of the adoption on its consolidated financial statements and related disclosures. Under the modified retrospective transition method, the Company will be required to calculate and record the cumulative effect of adopting the new standard as of January 1, 2018, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018. The Company expects to estimate the cumulative effect of adopting the new standard as of January 1, 2018 in the second half of 2017 based on expected contracts in process at December 31, 2017.

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

Additionally, the Company has also made progress on drafting its accounting policies affected by this standard, the redesign of internal controls over financial reporting related to the standard, as well as evaluating the expanded disclosure requirements. The Company has substantially completed the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems, and will implement changes to such business processes, controls and systems over the remainder of 2017.

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

2017 Business Acquisitions

Open Water Power, Inc. (Open Water Power). On May 19, 2017, the Company acquired Open Water Power, Inc., which has been renamed L3 Open Water Power, Inc. Open Water Power develops safe and high-energy-density

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

undersea power generation technologies for use by Unmanned Undersea Vehicles (UUVs) and other maritime platforms. The acquisition enhances the Company’s growing portfolio of innovative undersea capabilities. The acquisition was financed with cash on hand. The purchase price is subject to additional contingent consideration not to exceed $17 million and is based on Open Water Power’s post-acquisition milestone achievements for the four-year period ending December 31, 2021. The Company recorded a $14 million liability on the acquisition date for the fair value of the contingent consideration. The goodwill recognized for this business was $25 million, which was assigned to the Sensor Systems segment and is not expected to be deductible for income tax purposes. The Company also recognized indefinite-lived intangible assets of $65 million for in-process research and development (IPR&D) costs. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

OceanServer Technology, Inc. (OceanServer). On March 17, 2017, the Company acquired OceanServer Technology, Inc., which has been renamed L3 OceanServer. OceanServer develops and manufactures autonomous, lightweight UUVs. OceanServer has established itself within a growing specialized market, providing highly capable UUVs to a wide array of military, commercial and international customers. The acquisition was financed with cash on hand. The goodwill recognized for this business was $16 million, which was assigned to the Sensor Systems segment and is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Explosive Trace Detection business of Implant Sciences. On October 10, 2016, the Company entered into an asset purchase agreement (APA) to acquire the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant), at which time Implant entered into Chapter 11 bankruptcy protection of the U.S. Bankruptcy Code. In December 2016, Implant received U.S. Bankruptcy Court approval to consummate the APA. The ETD business bolsters the Company’s leadership in efficient, scalable security solutions and greatly enhances its capabilities in the global aviation security and national security markets. On January 5, 2017, the Company completed the acquisition of the ETD business for a purchase price of $118 million, in addition to the assumption of specified liabilities, which was financed with cash on hand. The goodwill recognized for this business was $90 million, which was assigned to the Electronic Systems segment, of which $87 million is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

During the quarterly and first half periods ended June 30, 2017, the Company used net cash of $52 million and $191 million, respectively, for business acquisitions.

Net sales and income before income taxes for Open Water Power, OceanServer and the ETD business, included in L3’s unaudited condensed consolidated statement of operations for the quarterly and first half periods ended June 30, 2017, are presented in the table below.

	Second Quarter Ended June 30, 2017	First Half Ended June 30, 2017
	(in millions)
Net sales	$17	$36
Income before income taxes	$2	$3

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

2016 Business Acquisitions

MacDonald Humfrey (Automation) Limited. On November 22, 2016, the Company acquired MacDonald Humfrey (Automation) Limited, which has been renamed L3 MacDonald Humfrey (MacH), for a purchase price of £263 million (approximately $327 million). The purchase price is subject to additional, contingent consideration not to exceed £30 million (approximately $38 million) and is based on MacH’s post-acquisition financial performance for the three-year period ending December 31, 2019. The Company recorded a £21 million (approximately $26 million) liability on the acquisition date for the fair value of the contingent consideration. The acquisition was funded from cash on hand and revolving credit borrowings that were repaid before the end of 2016. The final purchase price allocation, which is expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. MacH is a globally recognized leader in the deployment of operationally effective and efficient aviation checkpoint security solutions, as well as in the development of state-of-the-art process automation and collaborative robotic capabilities supporting aviation and other adjacent markets. The goodwill recognized for this business was £206 million (approximately $258 million), which was assigned to the Electronics Systems reportable segment, and is not expected to be deductible for income tax purposes. The Company also recognized identifiable intangible assets of £43 million (approximately $53 million) in the aggregate, which consisted of £22 million (approximately $27 million) for technology and £21 million (approximately $26 million) for customer relationships. Identifiable intangible assets will be amortized over a weighted average useful life of 10 years.

Micreo Limited and Aerosim. On September 30, 2016, the Company acquired Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim), in separate transactions, for an aggregate purchase price of approximately $86 million, which was financed with cash on hand. The final purchase price for Micreo is subject to customary adjustments for final working capital. The purchase price is finalized for Aerosim. The final purchase price allocations, which are expected to be completed in the third quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position. Micreo specializes in solutions that utilize high-performance microwave, millimeter wave and photonic technology that complements the Company’s wide range of sensor products and is expected to strengthen the development of the Company’s future products in the higher Electronic Warfare (EW) radio frequency (RF) bandwidth. Micreo currently supports a variety of airborne, land and security programs in Australia. Aerosim provides innovative, portable and flexible pilot and maintenance technician training products and provides a flight school for prospective airline pilots. Aerosim’s commercial training capabilities are complementary to those offered by L3 Commercial Training Solutions. The aggregate goodwill recognized for these businesses was $61 million, which was assigned to the Electronic Systems and Sensor Systems reportable segments, of which $6 million is expected to be deductible for income tax purposes.

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

Business Divestitures

2017 Divestitures

CTC Aviation Jet Services Limited Divestiture. On March 1, 2017, the Company divested its CTC Aviation Jet Services Limited (Aviation Jet Services) business for a sales price of £1 million. Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $5 million ($5 million after income taxes) during the first half period ended June 30, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

L3 Coleman Aerospace Divestiture. On February 24, 2017, the Company divested its L3 Coleman Aerospace (Coleman) business for a sales price of $15 million. The final sales price is subject to customary adjustments for final working capital. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $3 million ($2 million after income taxes) during the first half period ended June 30, 2017.

Display Product Line Divestiture. On February 23, 2017, the Company divested its Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment. The divestiture resulted in a pre-tax gain of $4 million ($3 million after income taxes) during the first half period ended June 30, 2017.

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

The table below presents the statement of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation, and includes allocated interest expense for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

First Half Ended
June 24, 2016
(in millions)
Net sales	$86
Cost of sales	(92)
Gain related to business divestiture	64
Operating income from discontinued operations	58
Interest expense allocated to discontinued operations	―
Income from discontinued operations before income taxes	58
Income tax benefit	5
Income from discontinued operations, net of income taxes	$63

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the first half period ended June 30, 2017 and the year ended December 31, 2016, assuming that the business acquisitions completed during 2017 and 2016 had occurred on January 1, 2016 and January 1, 2015, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 and 2016 acquisitions had occurred on January 1, 2016 and January 1, 2015, respectively.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions, except per share data)
Pro forma net sales	$2,732	$2,730	$5,405	$5,130
Pro forma income from continuing operations attributable to L3	$202	$149	$366	$313
Pro forma net income attributable to L3	$202	$149	$366	$376
Pro forma diluted earnings per share from continuing operations	$2.54	$1.90	$4.61	$3.98
Pro forma diluted earnings per share	$2.54	$1.90	$4.61	$4.78

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 30, 2017	December 31, 2016
	(in millions)
Unbilled contract receivables, gross	$1,930	$2,020
Unliquidated progress payments	(720)	(827)
Unbilled contract receivables, net	1,210	1,193
Inventoried contract costs, gross	1,113	1,065
Unliquidated progress payments	(123)	(203)
Inventoried contract costs, net	990	862
Total contracts in process	$2,200	$2,055

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

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$178	$157	$173	$137
Contract costs incurred:
IRAD and B&P	79	72	157	137
Other G&A	230	216	452	410
Total	309	288	609	547
Amounts charged to cost of sales	(313)	(282)	(608)	(521)
Amounts included in inventoried contract costs at end of the period	$174	$163	$174	$163

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the unaudited condensed consolidated statements of operations.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Selling, general and administrative expenses	$63	$59	$134	$111
Research and development expenses	17	13	32	24
Total	$80	$72	$166	$135

7.  Inventories

Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 30, 2017	December 31, 2016
	(in millions)
Raw materials, components and sub-assemblies	$179	$165
Work in process	91	106
Finished goods	85	59
Total	$355	$330

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

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Goodwill(1)	$2,687	$1,698	$1,058	$1,559	$7,002
Accumulated impairment losses	(43)	(338)	(35)	(26)	(442)
Balance at December 31, 2016	2,644	1,360	1,023	1,533	6,560
Business acquisitions(2)	95	—	—	43	138
Business divestitures(3)	(12)	—	—	—	(12)
Foreign currency translation adjustments(4)	34	7	—	12	53
Balance at June 30, 2017	2,761	1,367	1,023	1,588	6,739
Goodwill	2,804	1,705	1,058	1,614	7,181
Accumulated impairment losses	(43)	(338)	(35)	(26)	(442)
	$2,761	$1,367	$1,023	$1,588	$6,739
(1)	The business realignment during the quarterly period ended March 31, 2017 in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisition of the ETD business and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. The increase for the Sensor Systems segment was primarily due to the Open Water Power and OceanServer business acquisitions.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

dollar during the first half period ended June 30, 2017. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the first half period ended June 30, 2017. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Euro, the British pound and the Australian dollar during the first half period ended June 30, 2017.

Identifiable Intangible Assets. The most significant identifiable intangible asset that is separately recognized for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. The Company’s indefinite-lived intangible assets include IPR&D.

The table below presents information for the Company’s identifiable intangible assets that are subject to amortization and indefinite-lived intangible assets.

		June 30, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	15	$412	$282	$130	$409	$269	$140
Technology	10	202	109	93	191	102	89
Other	20	20	12	8	21	12	9
Total subject to amortization	10	634	403	231	621	383	238
IPR&D	indefinite	65	—	65	—	—	—
Total		$699	$403	$296	$621	$383	$238

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Amortization expense	$10	$9	$20	$17

Based on gross carrying amounts at June 30, 2017, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2017 through 2021 is presented in the table below.

	Year Ending December 31,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense	$39	$37	$33	$29	$26

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 30, 2017	December 31, 2016
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$76	$68
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	62	70
Accruals for pending and threatened litigation (see Note 18)(1)	45	51
Deferred revenues	45	34
Accrued interest	42	43
Product returns allowance(2)	5	5
Other	151	160
Total other current liabilities	$426	$431
(1)	The first half period ended June 30, 2017 and the year ended December 31, 2016 included $10 million and $14 million, respectively, in connection with the EoTech matter.
(2)	On March 23, 2017, the Company ended the voluntary return program for various EoTech holographic weapons sight products in connection with the settlement of the class action lawsuit. On July 7, 2017, the court granted final approval of the settlement (See Note 18).

The table below presents the components of other liabilities.

	June 30, 2017	December 31, 2016
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$124	$124
Deferred compensation	49	47
Estimated contingent purchase price payable for acquired businesses (see Note 5)	41	29
Accrued product warranty costs	30	41
Accrued workers’ compensation	26	30
Notes payable and capital lease obligations	15	13
Other	90	84
Total other liabilities	$375	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 30, 2017	June 24, 2016
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$109	$105
Acquisitions during the period	3	—
Accruals for product warranties issued during the period	22	22
Settlements made during the period	(29)	(22)
Foreign currency translation adjustments	1	—
Balance at end of period	$106	$105
(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

10.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	June 30, 2017	December 31, 2016
	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
Principal amount of long-term debt	3,350	3,350
Unamortized discounts	(8)	(8)
Deferred debt issue costs	(15)	(17)
Carrying amount of long-term debt	$3,327	$3,325
(1)	During the first half period ended June 30, 2017, L3’s aggregate borrowings and repayments under the Credit Facility were $1,158 million. At June 30, 2017, L3 had the full availability of its $1 billion Credit Facility.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At June 30, 2017, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2015 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company cannot predict the outcome of the audits at this time.

The effective income tax rate for the quarterly period ended June 30, 2017 decreased to 24.2% from 26.0% for the quarterly period ended June 24, 2016, primarily due to the reversal of previously accrued amounts related to foreign matters.

The effective income tax rate for the first half period ended June 30, 2017 decreased to 23.3% from 24.1% for the first half period ended June 24, 2016, primarily due to: (1) the benefit from the release of a valuation allowance for capital losses, (2) an increase in the U.S. federal research and experimentation tax credit and (3) tax benefits related to domestic production activities deduction. These decreases were partially offset by a lower tax benefit related to share-based compensation awards in the first half period ended June 30, 2017 compared to the first half period ended June 24, 2016.

At June 30, 2017, the Company anticipates that unrecognized tax benefits will decrease by approximately $9 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $12 million ($7 million after income taxes) at June 30, 2017 and $11 million ($7 million after income taxes) at December 31, 2016, and potential penalties of $8 million at each of June 30, 2017 and December 31, 2016.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

12.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	71	1	—	72
Amounts reclassified from AOCI, net of tax	—	(1)	19	18
Net current period other comprehensive income	71	—	19	90
Balance at June 30, 2017	$(107)	$6	$(535)	$(636)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive income before reclassifications, net of tax	4	6	—	10
Amounts reclassified from AOCI, net of tax	—	4	16	20
Net current period other comprehensive income	4	10	16	30
Balance at June 24, 2016	$(97)	$2	$(449)	$(544)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)
	Second Quarter Ended		First Half Ended		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
Details About AOCI Components	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Gain (loss) on hedging instruments:	$1	$(1)	$1	$(4)	Cost of sales-products
	1	(1)	1	(4)	Income from continuing operations before income taxes
	—	(2)	—	—	Provision for income taxes
	$1	$(3)	$1	$(4)	Income from continuing operations
Amortization of defined benefit pension items:
Net loss	$(15)	$(13)	$(30)	$(25)	(b)
	(15)	(13)	(30)	(25)	Income from continuing operations before income taxes
	5	5	11	9	Provision for income taxes
	$(10)	$(8)	$(19)	$(16)	Income from continuing operations
Total reclassification for the period	$(9)	$(11)	$(18)	$(20)	Income from continuing operations
(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

13.  Equity

On December 4, 2014, L3’s Board of Directors approved a share repurchase program that authorized L3 to repurchase up to $1.5 billion of its common stock which expired on June 30, 2017. On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 159,738 shares of its common stock at an average price of $164.75 per share for an aggregate amount of approximately $26 million from January 1, 2017 through June 30, 2017. All share repurchases of L3’s common stock have been recorded as treasury shares.

The Company did not repurchase any shares of common stock from July 1, 2017 through July 21, 2017.

On May 9, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on June 15, 2017 to shareholders of record at the close of business on May 19, 2017. During the first half period ended June 30, 2017, the Company paid $119 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee-held stock awards.

On July 19, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on September 15, 2017 to shareholders of record at the close of business on August 17, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

14.  L3’s Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions, except per share data)
Reconciliation of net income:
Net income	$207	$151	$375	$381
Net income from continuing operations attributable to noncontrolling interests	(5)	(4)	(9)	(7)
Net income attributable to L3’s common shareholders	$202	$147	$366	$374
Earnings attributable to L3’s common shareholders:
Continuing operations	$202	$147	$366	$311
Discontinued operations, net of income tax	―	—	—	63
Net income attributable to L3’s common shareholders	$202	$147	$366	$374
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.0	77.2	77.8	77.5
Basic earnings per share:
Continuing operations	$2.59	$1.90	$4.70	$4.02
Discontinued operations, net of income tax	―	—	—	0.81
Net income	$2.59	$1.90	$4.70	$4.83
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.0	77.2	77.8	77.5
Assumed exercise of stock options	2.6	2.7	2.7	2.3
Unvested restricted stock awards	0.9	1.0	0.9	1.1
Employee stock purchase plan contributions	0.1	—	0.1	0.1
Performance unit awards	0.1	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.2)	(2.6)	(2.2)	(2.4)
Common and potential common shares	79.5	78.4	79.4	78.7
Diluted earnings per share:
Continuing operations	$2.54	$1.88	$4.61	$3.95
Discontinued operations, net of income tax	―	—	—	0.80
Net income	$2.54	$1.88	$4.61	$4.75

The computation of diluted EPS excludes shares for stock options, restricted stock awards and performance unit awards contributions of 0.4 million and 0.3 million for the quarterly and first half periods ended June 30, 2017, respectively, and shares for stock options and employee stock purchase plan contributions of 0.6 million and 0.9 million for the quarterly and first half periods ended June 24, 2016, respectively, as they were anti-dilutive.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

	June 30, 2017				December 31, 2016
Description	Level 1(1)		Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents		$111	$—	$—	$104	$—	$—
Derivatives (foreign currency forward contracts)		―	12	—	—	12	—
Total assets		$111	$12	$—	$104	$12	$—
Liabilities
Derivatives (foreign currency forward contracts)		$—	$2	$—	$—	$6	$—
Contingent consideration(4)		―	—	41	—	—	29
Total liabilities	$	―	$2	$41	$—	$6	$29
(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.
(4)	The contingent consideration liability represents the future potential earn-out payments relating to the MacH and Open Water Power acquisitions. The fair value of the MacH contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration include: (i) projected revenues of the MacH acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the consolidated statements of operations.

The table below presents the changes to contingent consideration obligations during the first half period ended June 30, 2017.

June 30, 2017
(in millions)
Balance at beginning of period	$29
Acquisitions	14
Changes in fair value of contingent consideration, net	(2)
Balance at end of period	$41

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

16.  Financial Instruments

At June 30, 2017 and December 31, 2016, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,327	$3,546	$3,325	$3,526
Foreign currency forward contracts(2)	$10	$10	$6	$6
(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 17 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

17.  Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the Euro, the U.S. dollar, the United Arab Emirates dirham and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 30, 2017.

Currency	Notional Amounts
(in millions)
Canadian dollar	$141
Euro	100
U.S. dollar	97
United Arab Emirates dirham	23
British pound	21
Other	11
Total	$393

At June 30, 2017, the Company’s foreign currency forward contracts had maturities through 2021.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 30, 2017				December 31, 2016
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$9	$3	$2	$—	$10	$2	$6	$—
Total derivative instruments	$9	$3	$2	$—	$10	$2	$6	$—
(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were a pre-tax gain of $1 million and pre-tax loss of $1 million for the quarterly periods ended June 30, 2017 and June 24, 2016, respectively, and a pre-tax gain of $1 million and pre-tax loss of $4 million for the first half periods ended June 30, 2017 and June 24, 2016, respectively. At June 30, 2017, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months was $5 million.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 30, 2017, the Company recorded approximately $34.5 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

EoTech Class Actions. During 2015 and 2016, five putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri alleging that the Company’s EoTech business unit knowingly sold defective holographic weapons sights (see Andrew Tyler Foster, et al., v. L-3 Communications EoTech, Inc., et al., Case No. 6:15 CV 03519 BCW). In October 2016, the parties reached a settlement in principle to resolve the allegations in these cases. On July 7, 2017, the court entered an order granting final approval of the settlement and dismissing the class action lawsuits with prejudice. As of June 30, 2017, the Company has accrued the amount deemed appropriate for this matter.

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

401(k) Plan Class Action. On June 24, 2016, a putative class action was filed in the United States District Court for the Southern District of New York on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. An amended complaint was filed on September 29, 2016. The amended complaint alleged that certain of the Company’s officers breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the 2014 disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint sought, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. On December 2, 2016, the matter was voluntarily dismissed without prejudice. On January 27, 2017, a new putative class action was filed in the United States District Court for the Southern District of New York on behalf of the same 401(k) participants and beneficiaries, asserting substantially similar claims against the same officers of the Company. On

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

March 28, 2017, the Company moved to dismiss the action. The Company believes the suit lacks merit and intends to defend against it vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Components of net periodic benefit cost:
Service cost	$29	$28	$58	$55	$—	$—	$1	$1
Interest cost	36	34	71	69	1	2	2	3
Expected return on plan assets	(53)	(51)	(106)	(102)	(1)	(1)	(2)	(2)
Amortization of prior service credits	—	—	—	—	—	—	—	(1)
Amortization of net loss (gains)	15	13	31	26	—	—	(1)	—
Net periodic benefit cost	$27	$24	$54	$48	$—	$1	$—	$1

Contributions. The Company contributed cash of $11 million to its pension plans and $3 million to its other postretirement benefit plans during the first half period ended June 30, 2017. The Company expects to contribute an additional $89 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2017.

20.  Stock-Based Compensation

During the first half period ended June 30, 2017, the Company granted stock-based compensation awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the first half period ended June 30, 2017 are further discussed below.

Stock Options. During the quarterly period ended March 31, 2017, the Company granted 363,939 stock options with a weighted average exercise price of $168.80 per option, which was equal to the closing price of L3’s common stock on the date of grant. The options expire 10 years after the date of grant and vest ratably over a three-year period

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

on the annual anniversary of the date of grant. The options granted to the Company’s Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $27.18 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.2
Expected volatility	20.1%
Expected dividend yield	2.0%
Risk-free interest rate	2.0%

Restricted Stock Units. During the first half period ended June 30, 2017, the Company granted 293,032 restricted stock units with a weighted average grant date fair value of $168.77 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the first half period ended June 30, 2017, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

Performance Units. During the quarterly period ended March 31, 2017, the Company granted 33,883 performance units with a weighted average grant date fair value per unit of $168.80. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2019. Units earned can range from zero to 200% of the original number of units awarded, which are converted into shares of L3’s common stock.

21.  Supplemental Cash Flow Information

	First Half Ended
	June 30, 2017	June 24, 2016
	(in millions)
Interest paid on outstanding debt	$83	$83
Income tax payments	$96	$51
Income tax refunds	$7	$3

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Net Sales:
Aerospace Systems	$1,027	$1,148	$2,072	$2,155
Electronic Systems	788	679	1,548	1,294
Communication Systems	555	499	1,098	976
Sensor Systems	394	367	748	657
Elimination of intercompany sales	(32)	(29)	(65)	(65)
Consolidated total	$2,732	$2,664	$5,401	$5,017
Operating Income:
Aerospace Systems	$70	$70	$139	$176
Electronic Systems	105	83	196	168
Communication Systems	85	52	128	103
Sensor Systems	52	42	102	52
Consolidated total	$312	$247	$565	$499
Depreciation and amortization:
Aerospace Systems	$14	$14	$27	$27
Electronic Systems	17	16	35	30
Communication Systems	12	11	24	23
Sensor Systems	12	11	23	22
Consolidated total	$55	$52	$109	$102
	June 30, 2017	December 31, 2016
	(in millions)
Total Assets:
Electronic Systems	$4,644	$4,369
Aerospace Systems	2,628	2,535
Communication Systems	2,117	2,031
Sensor Systems	2,599	2,433
Corporate	444	497
Consolidated total	$12,432	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

23.  Severance and Restructuring Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded a total of $12 million and $26 million of severance and restructuring costs, with respect to approximately 400 employees, during the quarterly and first half periods ended June 30, 2017, respectively. During the year ended December 31, 2016, the Company recorded a total of $17 million of severance and restructuring costs with respect to approximately 700 employees. Severance and restructuring costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $16 million at June 30, 2017 and $9 million at December 31, 2016, which is expected to be paid primarily by the second quarter of 2018. Severance and restructuring costs incurred by reportable segment are presented in the table below.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Reportable Segment
Electronic Systems	$2	$2	$5	$2
Aerospace Systems	1	—	1	—
Communication Systems	9	1	18	2
Sensor Systems	—	1	2	2
Consolidated	$12	$4	$26	$6

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
	(in millions)
Condensed Combining Balance Sheets:
At June 30, 2017:
Current assets:
Cash and cash equivalents	$272	$—	$198	$(85)	$385
Billed receivables, net	237	377	229	—	843
Contracts in process	769	1,166	265	—	2,200
Other current assets	241	231	121	—	593
Total current assets	1,519	1,774	813	(85)	4,021
Goodwill	2,386	3,099	1,254	—	6,739
Other assets	694	605	373	—	1,672
Investment in and amounts due from consolidated subsidiaries	6,091	4,991	—	(11,082)	—
Total assets	$10,690	$10,469	$2,440	$(11,167)	$12,432
Current liabilities	$757	$993	$530	$(85)	$2,195
Amounts due to consolidated subsidiaries	—	—	303	(303)	—
Other long-term liabilities	1,630	204	29	—	1,863
Long-term debt	3,327	—	—	—	3,327
Total liabilities	5,714	1,197	862	(388)	7,385
L3 shareholders’ equity	4,976	9,272	1,578	(10,850)	4,976
Noncontrolling interests	―	—	—	71	71
Total equity	4,976	9,272	1,578	(10,779)	5,047
Total liabilities and equity	$10,690	$10,469	$2,440	$(11,167)	$12,432

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2016:
Current assets:
Cash and cash equivalents	$291	$1	$207	$(136)	$363
Billed receivables, net	261	285	185	—	731
Contracts in process	694	1,125	236	—	2,055
Other current assets	236	187	125	—	548
Total current assets	1,482	1,598	753	(136)	3,697
Goodwill	2,380	3,007	1,173	—	6,560
Other assets	705	591	312	—	1,608
Investment in and amounts due from consolidated subsidiaries	5,649	5,650	—	(11,299)	—
Total assets	$10,216	$10,846	$2,238	$(11,435)	$11,865
Current liabilities	$789	$1,022	$460	$(136)	$2,135
Amounts due to consolidated subsidiaries	—	—	284	(284)	—
Other long-term liabilities	1,549	200	32	—	1,781
Long-term debt	3,325	—	—	—	3,325
Total liabilities	5,663	1,222	776	(420)	7,241
L3 shareholders’ equity	4,553	9,624	1,462	(11,086)	4,553
Noncontrolling interests	―	—	—	71	71
Total equity	4,553	9,624	1,462	(11,015)	4,624
Total liabilities and equity	$10,216	$10,846	$2,238	$(11,435)	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended June 30, 2017:
Total net sales	$901	$1,512	$420	$(101)	$2,732
Total cost of sales	(811)	(1,357)	(353)	101	(2,420)
Operating income	90	155	67	—	312
Interest expense	(42)	(1)	—	—	(43)
Interest and other income, net	2	—	2	—	4
Income before income taxes	50	154	69	—	273
Provision for income taxes	(12)	(37)	(17)	—	(66)
Equity in net income of consolidated subsidiaries	164	—	—	(164)	—
Net income	202	117	52	(164)	207
Net income attributable to noncontrolling interests	—	—	—	(5)	(5)
Net income attributable to L3	$202	$117	$52	$(169)	$202
Comprehensive income attributable to L3	$264	$117	$105	$(222)	$264

For the quarter ended June 24, 2016:
Total net sales	$903	$1,374	$454	$(67)	$2,664
Total cost of sales	(803)	(1,295)	(386)	67	(2,417)
Operating income	100	79	68	—	247
Interest expense	(43)	—	—	—	(43)
Interest and other income, net	3	—	2	—	5
Debt retirement charge	(5)	—	—	—	(5)
Income before income taxes	55	79	70	—	204
Provision for income taxes	(14)	(21)	(18)	—	(53)
Equity in net income of consolidated subsidiaries	106	—	—	(106)	—
Net income	147	58	52	(106)	151
Net income attributable to noncontrolling interests	—	—	—	(4)	(4)
Net income attributable to L3	$147	$58	$52	$(110)	$147
Comprehensive income attributable to L3	$161	$61	$55	$(116)	$161

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the first half period ended June 30, 2017:
Total net sales	$1,763	$3,019	$793	$(174)	$5,401
Total cost of sales	(1,588)	(2,756)	(666)	174	(4,836)
Operating income	175	263	127	—	565
Interest expense	(84)	(1)	—	—	(85)
Interest and other income, net	5	—	4	—	9
Income before income taxes	96	262	131	—	489
Provision for income taxes	(22)	(61)	(31)	—	(114)
Equity in net income of consolidated subsidiaries	292	—	—	(292)	—
Net income	366	201	100	(292)	375
Net income attributable to noncontrolling interests	—	—	—	(9)	(9)
Net income attributable to L3	$366	$201	$100	$(301)	$366
Comprehensive income attributable to L3	$456	$201	$173	$(374)	$456

For the first half period ended June 24, 2016:
Total net sales	$1,725	$2,559	$863	$(130)	$5,017
Total cost of sales	(1,542)	(2,363)	(743)	130	(4,518)
Operating income	183	196	120	—	499
Interest expense	(84)	—	—	—	(84)
Interest and other income, net	6	—	3	—	9
Debt retirement charge	(5)	—	—	—	(5)
Income from continuing operations before income taxes	100	196	123	—	419
Provision for income taxes	(24)	(47)	(30)	—	(101)
Equity in net income of consolidated subsidiaries	298	—	—	(298)	—
Income from continuing operations	374	149	93	(298)	318
Income from discontinued operations, net of income tax	—	63	—	—	63
Net income	374	212	93	(298)	381
Net income attributable to noncontrolling interests	—	—	—	(7)	(7)
Net income attributable to L3	$374	$212	$93	$(305)	$374
Comprehensive income attributable to L3	$404	$223	$96	$(319)	$404

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows For the first half period ended June 30, 2017:
Operating activities:
Net cash from operating activities	$162	$109	$121	$(41)	$351
Investing activities:
Business acquisitions, net of cash acquired	(191)	—	—	—	(191)
Proceeds from sale of businesses, net of closing date cash balances	15	—	1	—	16
Other investing activities	(33)	11	(12)	—	(34)
Net cash (used in) from investing activities	(209)	11	(11)	—	(209)
Financing activities:
Common stock repurchased	(26)	—	—	—	(26)
Dividends paid on L3’s common stock	(119)	—	—	—	(119)
Other financing activities	173	(121)	(129)	92	15
Net cash from (used in) financing activities	28	(121)	(129)	92	(130)
Effect of foreign currency exchange rate changes on cash	—	—	10	—	10
Net (decrease) increase in cash	(19)	(1)	(9)	51	22
Cash and cash equivalents, beginning of the period	291	1	207	(136)	363
Cash and cash equivalents, end of the period	$272	$—	$198	$(85)	$385

For the first half period ended June 24, 2016:
Operating activities:
Net cash from operating activities from continuing operations	$168	$206	$79	$(77)	$376
Investing activities:
Business acquisitions, net of cash acquired	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balance	576	—	(1)	—	575
Other investing activities	(11)	(28)	(19)	—	(58)
Net cash from (used in) investing activities from continuing operations	538	(28)	(20)	—	490
Financing activities:
Redemption of senior notes	(305)	—	—	—	(305)
Common stock repurchased	(276)	—	—	—	(276)
Dividends paid on L3’s common stock	(112)	—	—	—	(112)
Other financing activities	49	(122)	(59)	160	28
Net cash used in financing activities from continuing operations	(644)	(122)	(59)	160	(665)
Net decrease in cash and cash equivalents of discontinued operations	—	(56)	—	—	(56)
Net increase in cash	62	—	—	83	145
Cash and cash equivalents, beginning of the period	137	—	165	(95)	207
Cash and cash equivalents, end of the period	$199	$—	$165	$(12)	$352

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

At December 31, 2016, we had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, we realigned our Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, our current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The business areas are: Precision Engagement Systems, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Total Training Solutions. Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: ISR Systems, Aircraft Systems and Vertex Aerospace. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The business areas are: Broadband Communication Systems, Advanced Communications and Space & Power Systems. Sensor Systems provides diverse sensor technologies for land, sea, air, space and cyber domains to military and commercial customers. The business areas are: Integrated Sensor Systems, Warrior Systems, Ocean Systems and Advanced Programs. We report our segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

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

For the year ended December 31, 2016, we generated sales of $10,511 million and our primary end customer was the DoD. The table below presents a summary of our consolidated 2016 sales by major category of end customer and the percent contributed by each to our consolidated 2016 sales.

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

The total DoD budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion, while the OCO budget decreased by $22 billion. The total DoD budget for FY 2016 was $581 billion, an increase of 4% compared to FY 2015. The increase was due to a higher base budget of $522 billion, representing an increase of $25 billion compared to FY 2015. The FY 2016 OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On May 4, 2017, Congress passed the FY 2017 Appropriations Bill, which provides for a $606 billion total FY 2017 DoD Budget ($523 billion base budget, $83 billion OCO), an increase of 4% compared to the appropriated FY 2016 DoD budget. President Trump signed the FY 2017 Appropriations Bill into law on May 5, 2017.

Future DoD budgets and spending levels are determined by a number of factors beyond our control, including, but not limited to changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities, emerging national security and global threats and defense deployment requirements. On May 23, 2017, the Trump Administration submitted its FY 2018 DoD budget request (Budget Request) to Congress. The Budget Request included a $574 billion base budget and a $65 billion OCO budget for a total FY 2018 DoD budget of $639 billion, an increase of 5% compared to the total FY 2017 DoD Budget. On June 29, 2017, the House Armed Services Committee (HASC) and Senate Armed Services Committee (SASC) each approved their own drafts of the National Defense Authorization Act (NDAA). Both the HASC and SASC NDAA authorized spending higher than the Budget Request, and such authorized spending would represent an increase of at least 10% compared to the total FY 2017 DoD Budget. The differences between the HASC and SASC NDAA will need to be reconciled over the next several months.

The Budget Request and both the HASC and SASC NDAA exceed the statutory budget cap for defense spending as specified by the Budget Control Act of 2011 (BCA), which mandates a DoD base budget of approximately $522 billion for FY 2018. Accordingly, in order to appropriate funds as submitted by the Budget Request or the HASC and SASC NDAA, Congress must provide relief from the BCA spending caps. We expect that, during the reconciliation process, Congress will provide relief to DoD spending from the full BCA sequestration cuts just as Congress had provided relief to the FY 2013 to FY 2017 DoD budgets by either repealing or amending the BCA. Furthermore, if Congress complies with the current BCA spending caps, we expect an increase to the OCO budget to cover the difference between the appropriated funds and requested budget, as the OCO budget is not subject to the BCA spending caps.

Although we cannot predict the outcome of these efforts, which could have an impact on the Company, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

International and Commercial Markets

Sales to end customers other than the U.S. Government represented 27% of our 2016 sales. These sales are generally affected by global economic conditions, geopolitical and security conditions and commodity prices, as well as our competitive success in winning new business and increasing market share. We continue to believe that L3 will benefit from a large addressable international market with sales directly to foreign allied governments and under Foreign Military Sales (FMS) agreements between the U.S. Government and foreign governments. Although our international sales are experiencing near-term softness, we continue to believe the focus of our international markets in areas such as ISR, simulators, communication systems, night vision products and sensor systems will benefit L3 in the long term. We also continue to believe that the commercial markets in which we participate, such as aviation products, security and screening, simulation and training, and radio frequency microwave and power, have long term favorable fundamentals.

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

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales as net sales excluding the sales impact of acquisitions and divestitures. Sales declines related to business divestitures are sales from divestitures that are included in our actual results for the twelve-month period prior to the divestitures. Sales increases related to acquired businesses are sales from acquisitions that are included in our actual results for less than a twelve-month period. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels. Operating Cash Flow is also an important financial performance measure because Operating Cash Flow measures our ability to convert operating income into cash after paying income taxes and interest expenses and investing in working capital.

Sales Trend. For the quarter ended June 30, 2017 (2017 Second Quarter), consolidated net sales of $2,732 million increased by $68 million, or 3%, compared to the quarter ended June 24, 2016 (2016 Second Quarter). Organic sales increased by $29 million, or 1%, for the 2017 Second Quarter. Organic sales exclude $54 million of sales increases related to business acquisitions and $15 million of sales declines related to business divestitures.

For the first half period ended June 30, 2017 (2017 First Half), consolidated net sales of $5,401 million increased by $384 million, or 8%, compared to the first half period ended June 24, 2016 (2016 First Half). Organic sales increased by $299 million, or 6%, for the 2017 First Half. Organic sales exclude $105 million of sales increases related to business acquisitions and $20 million of sales declines related to business divestitures. See “Results of Operations,” including segment results below for a further discussion of sales.

For the year ended December 31, 2016, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 5% of our sales in the 2017 First Half and 4% of our sales for the year ended December 31, 2016, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance under this contract continues through September 30, 2017. The U.S. Army provided preliminary notice that it intends to exercise its option to extend our contract for up to six months to March 31, 2018. We are one of several contractors who have bid on the re-competition of this contract and expect an award decision in the second half of 2017.

We derived approximately 70% of our 2016 sales from DoD customers, and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We expect our 2017 consolidated sales to increase by approximately 4% compared to 2016, including an organic sales increase of 2%. We expect organic international sales to increase by approximately 1% and organic sales to the DoD and U.S. Government to increase by approximately 2%. We expect organic commercial sales to increase by approximately 3% primarily for commercial aviation products.

Operating Income Trend. Operating income for the 2017 Second Quarter of $312 million increased by $65 million, or 26%, compared to $247 million for the 2016 Second Quarter. Our operating income as a percentage of sales (operating margin) was 11.4% for the 2017 Second Quarter, an increase of 210 basis points from 9.3% for the 2016 Second Quarter.

Operating income for the 2017 First Half of $565 million increased by $66 million, or 13%, compared to $499 million for the 2016 First Half. Our operating margin was 10.5% for the 2017 First Half, an increase of 60 basis points from 9.9% for the 2016 First Half. See “Results of Operations”, including segment results below for a further discussion of operating margin.

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

Operating Cash Flow Trend. Operating Cash Flow of $351 million for the 2017 First Half decreased by $25 million compared to $376 million for the 2016 First Half. The decrease in Operating Cash Flow was driven by higher uses of cash for working capital and income tax payments in the 2017 First Half compared to the 2016 First Half.

Other Events

Acquisitions and Divestitures. During the 2017 First Half, we acquired Open Water Power, Inc., which was renamed L3 Open Water Power, which develops safe and high-energy-density undersea power generation technologies for use by Unmanned Undersea Vehicles (UUVs) and other maritime platforms. We also acquired OceanServer Technology, Inc., which was renamed L3 OceanServer, which develops and manufactures autonomous, lightweight UUVs. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our acquisitions and divestitures.

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our discontinued operations.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures. Due to the calendarization of our fiscal quarter end dates, the 2017 First Half had 3% more business days compared to the 2016 First Half. The extra days for the 2017 First Half will reverse in the quarterly period ended December 31, 2017.

Consolidated Results of Operations

The table below provides L3’s selected financial data, excluding discontinued operations, for the 2017 Second Quarter compared with the 2016 Second Quarter and the 2017 First Half compared to the 2016 First Half.

	Second Quarter Ended		Increase/ (decrease)		First Half Ended		Increase/ (decrease)
(in millions, except per share data)	June 30, 2017	June 24, 2016			June 30, 2017	June 24, 2016
Net sales	$2,732	$2,664	3%		$5,401	$5,017	8%
Operating income	$312	$247	26%		$565	$499	13%
Operating margin	11.4%	9.3%	210	bpts	10.5%	9.9%	60	bpts
Interest expense and other	$(39)	$(43)	(9)%		$(76)	$(80)	(5)%
Effective income tax rate	24.2%	26.0%	(180	) bpts	23.3%	24.1%	(80	) bpts
Net income from continuing operations attributable to L3	$202	$147	37%		$366	$311	18%
Diluted earnings per share from continuing operations	$2.54	$1.88	35%		$4.61	$3.95	17%
Diluted weighted average common shares outstanding	79.5	78.4	1%		79.4	78.7	1%

Net Sales: For the 2017 Second Quarter, consolidated net sales of $2,732 million increased $68 million, or 3%, compared to the 2016 Second Quarter, including organic sales growth of 1%. Organic sales exclude $54 million of sales increases related to business acquisitions and $15 million of sales declines related to business divestitures. For the 2017 Second Quarter, organic sales to the U.S. Government increased $92 million, or 5%, to $1,982 million, and organic sales to international and commercial customers decreased $63 million, or 8%, to $696 million.

Sales from products increased by $40 million to $1,678 million for the 2017 Second Quarter, compared to $1,638 million for the 2016 Second Quarter. Sales from products represented approximately 61% of consolidated net sales for both the 2017 Second Quarter and the 2016 Second Quarter. Sales from products increased by: (1) $62 million for Total Training Solutions primarily due to higher volume on commercial flight simulators and deliveries of training systems for the Flight School XXI program, (2) $56 million for Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems to the U.S. DoD, (3) $33 million due to business acquisitions, net of divestitures, (4) $22 million for Precision Engagement Systems primarily due to increased deliveries of fuzing and ordnance products for the U.S. Army and U.S. Air Force (USAF) and (5) $20 million for Integrated Sensor Systems due to increased deliveries of airborne turret systems for the USAF and higher volume for space electronics products. These increases were partially offset by decreases of: (1) $77 million for ISR Systems due to the procurement and delivery of two business jets to a foreign military customer in the 2016 Second Quarter that did not recur and lower volume for large ISR aircraft systems for foreign military customers as contracts near completion, (2) $48 million for Aircraft Systems due to reduced deliveries for UH-1Y aircraft cabin assemblies as contracts near completion and lower volume for aircraft modifications, primarily international head-of-state aircraft and USAF Compass Call aircraft and (3) $28 million for Security & Detection due to the timing of deliveries of cargo screening devices to international customers and lower deliveries of airport screening devices to the U.S. Transportation Security Administration (TSA).

Sales from services increased by $28 million to $1,054 million for the 2017 Second Quarter, compared to $1,026 million for the 2016 Second Quarter. Sales from services represented approximately 39% of consolidated net sales for both the 2017 Second Quarter and the 2016 Second Quarter. Sales from services increased primarily due to higher volume for Power & Propulsion. Sales from services increased $6 million due to business acquisitions, net of divestitures.

For the 2017 First Half, consolidated net sales of $5,401 million increased $384 million, or 8%, compared to the 2016 First Half. Organic sales increased by $299 million, or 6%, to $5,296 million for the 2017 First Half. Organic sales exclude $105 million of sales increases related to business acquisitions and $20 million of sales declines related to business divestitures. For the 2017 First Half, organic sales to the U.S. Government increased $310 million, or 9%, to $3,932 million, and organic sales to international and commercial customers decreased $11 million, or 1%, to $1,364 million.

Sales from products increased by $217 million to $3,278 million for the 2017 First Half, compared to $3,061 million for the 2016 First Half. Sales from products represented approximately 61% of consolidated net sales for both the 2017 First Half and the 2016 First Half. Sales from products increased by $114 million for Broadband Communication Systems, $87 million for Total Training Solutions, $54 million for Precision Engagement Systems and $38 million for Integrated Sensor Systems due to trends similar to the 2017 Second Quarter. Sales from products increased $72 million due to business acquisitions, net of divestitures, and $20 million for Aviation Products primarily due to deliveries of aviation recorders and traffic and collision avoidance systems for commercial airline customers. These increases were partially offset by sales decreases of $93 million for Aircraft Systems and $75 million for ISR Systems due to trends similar to the 2017 Second Quarter.

Sales from services increased by $167 million to $2,123 million for the 2017 First Half, compared to $1,956 million for the 2016 First Half. Sales from services represented approximately 39% of consolidated net sales for both the 2017 First Half and the 2016 First Half. Sales from services increased primarily by: (1) $60 million for Vertex Aerospace due to higher volume on the U.S. Army C-12 contract, USAF KC-10 contractor logistics support contract, aviation support for the U.S. Army rotary wing training aircraft at Fort Rucker and USAF training aircraft, (2) $20 million due to higher volume for Integrated Sensor Systems and (3) $13 million due to business acquisitions, net of divestitures. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Operating income for the 2017 Second Quarter increased by $65 million, or 26%, compared to the 2016 Second Quarter and includes a pre-tax gain of $42 million related to the sale of the property in San Carlos, California, in connection with the previously announced on-going consolidation of the EDD/ETI Traveling Wave Tube (TWT) businesses in the Communication Systems segment. Operating margin increased by 210 basis points to 11.4% for the 2017 Second Quarter, compared to 9.3% for the 2016 Second Quarter. Consolidation activities related to the EDD/ETI TWT businesses increased operating margin by 120 basis points consisting of: (1) a gain on the sale of the property in San Carlos, California, which increased operating margin by 150 basis points and (2) severance and restructuring expenses, which decreased operating margin by 30 basis points. Excluding these consolidation activities, operating margin increased by 90 basis points.

Operating income for the 2017 First Half increased by $66 million, or 13%, compared to the 2016 First Half and includes a pre-tax gain of $42 million related to the sale of the property in San Carlos, California, in connection with the consolidation of the EDD/ETI TWT businesses. Operating margin increased by 60 basis points to 10.5% for the 2017 First Half, compared to 9.9% for the 2016 First Half. Consolidation activities related to the EDD/ETI TWT businesses increased operating margin by 50 basis points consisting of: (1) a gain on the sale of the property in San Carlos, California, which increased operating margin by 80 basis points and (2) severance and restructuring expenses, which decreased operating margin by 30 basis points. Excluding these consolidation activities, operating margin increased by 10 basis points. See the reportable segment results below for additional discussion of operating margin trends.

Interest expense and other: Interest expense and other for the 2017 Second Quarter and 2017 First Half declined by $4 million, primarily due to $5 million debt retirement charge as a result of the redemption of $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016 in the 2016 Second Quarter.

Effective income tax rate: The effective tax rate for the 2017 Second Quarter decreased to 24.2% from 26.0%, primarily due to the reversal of previously accrued amounts related to foreign tax matters.

The effective tax rate for the 2017 First Half decreased to 23.3% from 24.1%, primarily due to: (1) the benefit from the release of a valuation allowance for capital losses, (2) an increase in the U.S. federal research and experimentation tax credit and (3) tax benefits related to domestic production activities deduction. These decreases were partially offset by a lower tax benefit related to share-based compensation awards in the 2017 First Half compared to the 2016 First Half.

Diluted EPS from continuing operations: Diluted EPS from continuing operations was $2.54 for the 2017 Second Quarter, compared to $1.88 for the 2016 Second Quarter, and includes $0.33 per share related to the gain on the sale of the property in San Carlos, California.

Diluted EPS from continuing operations was $4.61 for the 2017 First Half, compared to $3.95 for the 2016 First Half, and includes $0.33 per share related to the gain on the sale of the property in San Carlos, California.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2017 Second Quarter and 2017 First Half increased slightly compared to the same periods last year, due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price and fewer share repurchases.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals.

	Second Quarter Ended		First Half Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(dollars in millions)
Net sales: (1)
Electronic Systems	$768	$662	$1,505	$1,255
Aerospace Systems	1,026	1,148	2,071	2,153
Communication Systems	549	495	1,086	966
Sensor Systems	389	359	739	643
Consolidated net sales	$2,732	$2,664	$5,401	$5,017
Operating income:
Electronic Systems	$105	$83	$196	$168
Aerospace Systems	70	70	139	176
Communication Systems	85	52	128	103
Sensor Systems	52	42	102	52
Consolidated operating income	$312	$247	$565	$499
Operating margin:
Electronic Systems	13.7%	12.5%	13.0%	13.4%
Aerospace Systems	6.8%	6.1%	6.7%	8.2%
Communication Systems	15.5%	10.5%	11.8%	10.7%
Sensor Systems	13.4%	11.7%	13.8%	8.1%
Consolidated operating margin	11.4%	9.3%	10.5%	9.9%
(1)	Net sales after intercompany eliminations.

Electronic Systems

	Second Quarter Ended				First Half Ended		Increase/ (decrease)
	June 30, 2017	June 24, 2016	Increase		June 30, 2017	June 24, 2016
	(dollars in millions)
Net sales	$768	$662	16%		$1,505	$1,255	20%
Operating income	$105	$83	27%		$196	$168	17%
Operating margin	13.7%	12.5%	120	bpts	13.0%	13.4%	(40	) bpts

Electronic Systems net sales for the 2017 Second Quarter increased by $106 million, or 16%, compared to the 2016 Second Quarter. Organic sales increased by $73 million, or 11%, compared to the 2016 Second Quarter. Organic sales exclude $48 million of sales increases related to business acquisitions and $15 million of sales declines related to business divestitures. Organic sales increased by: (1) $63 million for Total Training Solutions primarily due to higher volume on commercial flight simulators and deliveries of training systems for the Flight School XXI program, (2) $23 million for Precision Engagement Systems primarily due to increased deliveries of fuzing and ordnance products for the U.S. Army and USAF and (3) $15 million for Power & Propulsion primarily due to higher volume for USN power conversion and distribution systems, surface ship bridge system upgrades and guided destroyer modernization program. These increases were offset by a $28 million decrease at Security & Detection due to the timing of deliveries of cargo screening devices to international customers and lower deliveries of airport screening devices to the TSA.

Electronic Systems operating income for the 2017 Second Quarter increased by $22 million, or 27%, compared to the 2016 Second Quarter. Operating margin increased by 120 basis points to 13.7% due to higher sales volume and mix changes primarily at Power & Propulsion and Total Training Solutions.

Electronic Systems net sales for the 2017 First Half increased by $250 million, or 20%, compared to the 2016 First Half. Organic sales increased by $174 million, or 14%, compared to the 2016 First Half. Organic sales exclude $96 million of sales increases related to business acquisitions and $20 million of sales declines related to business divestitures. Organic sales increased by: (1) $98 million for Total Training Solutions due to trends similar to the 2017 Second Quarter and higher volume on the E-3 Dragon contract, (2) $58 million for Precision Engagement Systems primarily due to trends similar to the 2017 Second Quarter and guidance and control products for the USAF and foreign militaries, (3) $26 million for Power & Propulsion primarily due to trends similar to the 2017 Second Quarter and (4) $20 million for Aviation Products primarily due to deliveries of aviation recorders and traffic and collision avoidance systems for commercial airline customers and higher volume of overhaul and repair services for cockpit displays and aviation recorders for the U.S. military. These increases were offset by a $28 million decrease at Security & Detection due to trends similar to the 2017 Second Quarter.

Electronic Systems operating income for the 2017 First Half increased by $28 million, or 17%, compared to the 2016 First Half. Operating margin decreased by 40 basis points to 13%. Operating margin decreased by: (1) 70 basis points due to net gains and losses related to business divestitures in the first quarters of 2016 and 2017, (2) 60 basis points due to lower margins related to acquisitions and higher severance expense of $3 million and (3) 50 basis points for lower favorable contract performance adjustments across several business areas, primarily Total Training Solutions. These decreases were partially offset by 140 basis points primarily due to higher sales volume and mix changes.

Aerospace Systems

	Second Quarter Ended		Increase/ (decrease)		First Half Ended
	June 30, 2017	June 24, 2016			June 30, 2017	June 24, 2016	Decrease
	(dollars in millions)
Net sales	$1,026	$1,148	(11)%		$2,071	$2,153	(4)%
Operating income	$70	$70	—%		$139	$176	(21)%
Operating margin	6.8%	6.1%	70	bpts	6.7%	8.2%	(150	) bpts

Aerospace Systems net sales for the 2017 Second Quarter decreased by $122 million, or 11%, compared to the 2016 Second Quarter. Sales decreased $71 million for ISR Systems and $51 million for Aircraft Systems. Sales for Vertex Aerospace remained substantially the same. Sales decreased for ISR Systems due to the procurement and delivery of two business jets to a foreign military customer in the 2016 Second Quarter that did not recur and lower volume for large ISR aircraft systems for foreign military customers as contracts near completion. These decreases were partially offset by higher volume for large ISR aircraft systems for the U.S. Government. Sales decreased for Aircraft Systems due to reduced deliveries primarily for UH-1Y aircraft cabin assemblies as contracts near completion and lower volume for aircraft modifications, primarily international head-of-state aircraft and USAF Compass Call aircraft. At Vertex Aerospace, higher volume on the USAF KC-10 contractor logistics support contract and aviation support for the U.S. Army rotary wing training aircraft at Fort Rucker was offset by lower maintenance volume primarily on U.S. Army, USN and USAF C-12 aircraft, USN and USAF training aircraft and contractor logistics support services at USAF bases due to completed contracts.

Aerospace Systems operating income for the 2017 Second Quarter remained substantially the same as the 2016 Second Quarter. Operating margin increased by 70 basis points to 6.8% primarily due to improved cost and program performance, primarily Vertex Aerospace.

Aerospace Systems net sales for the 2017 First Half decreased by $82 million, or 4%, compared to the 2016 First Half. Sales decreased $88 million for Aircraft Systems and $54 million for ISR Systems partially offset by higher sales of $60 million for Vertex Aerospace. Sales decreases for Aircraft Systems and ISR Systems were due to trends similar to the 2017 Second Quarter. Sales increased for Vertex Aerospace primarily due to higher volume on the U.S. Army C-12 contract, USAF KC-10 contractor logistics support contract, aviation support for the U.S. Army rotary wing training aircraft at Fort Rucker and USAF training aircraft. These increases were partially offset by lower volume for contractor logistics support services at USAF bases due to completed contracts.

Aerospace Systems operating income for the 2017 First Half decreased by $37 million, or 21%, compared to the 2016 First Half. Operating margin decreased by 150 basis points to 6.7% primarily due to lower favorable contract performance adjustments, primarily at ISR Systems.

Communication Systems

	Second Quarter Ended				First Half Ended
	June 30, 2017	June 24, 2016	Increase		June 30, 2017	June 24, 2016	Increase
	(dollars in millions)
Net sales	$549	$495	11%		$1,086	$966	12%
Operating income	$85	$52	63%		$128	$103	24%
Operating margin	15.5%	10.5%	500	bpts	11.8%	10.7%	110	bpts

Communication Systems net sales for the 2017 Second Quarter increased by $54 million, or 11%, compared to the 2016 Second Quarter. The increase was primarily driven by Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems for the U.S. DoD.

Communication Systems operating income for the 2017 Second Quarter increased by $33 million, or 63%, compared to the 2016 Second Quarter and includes a gain of $42 million related to the sale of the property in San Carlos, California, in connection with the consolidation of the EDD/ETI TWT businesses. Operating margin increased by 500 basis points to 15.5%. Consolidation activities related to the EDD/ETI TWT businesses increased operating margin by 610 basis points consisting of: (1) a gain on the sale of the property in San Carlos, California, which increased operating margin by 770 basis points and (2) severance and restructuring expenses of $9 million, which decreased operating margin by 160 basis points. Excluding these consolidation activities, operating margin decreased by 110 basis points primarily due to lower favorable contract performance adjustments in Advanced Communications Systems.

Communication Systems net sales for the 2017 First Half increased by $120 million, or 12%, compared to the 2016 First Half due to trends similar to the 2017 Second Quarter.

Communication Systems operating income for the 2017 First Half increased by $25 million, or 24%, compared to the 2016 First Half and includes a gain of $42 million related to the sale of the property in San Carlos, California, in connection with the consolidation of the EDD/ETI TWT businesses. Operating margin increased by 110 basis points to 11.8%. Consolidation activities related to the EDD/ETI TWT businesses increased operating margin by 220 basis points consisting of: (1) a gain on the sale of the property in San Carlos, California, which increased operating margin by 390 basis points and (2) severance and restructuring expenses of $18 million, which decreased operating margin by 170 basis points. Excluding these consolidation activities, operating margin decreased by 110 basis points primarily due to sales mix changes in Space & Power Systems.

Sensor Systems

	Second Quarter Ended				First Half Ended
	June 30, 2017	June 24, 2016	Increase		June 30, 2017	June 24, 2016	Increase
	(dollars in millions)
Net sales	$389	$359	8%		$739	$643	15%
Operating income	$52	$42	24%		$102	$52	96%
Operating margin	13.4%	11.7%	170	bpts	13.8%	8.1%	570	bpts

Sensor Systems net sales for the 2017 Second Quarter increased by $30 million, or 8%, compared to the 2016 Second Quarter. Organic sales increased by $24 million, or 7%, compared to the 2016 Second Quarter. Organic sales exclude $6 million of sales increases related to business acquisitions. Organic sales increased $24 million primarily for Integrated Sensor Systems due to increased deliveries of airborne turret systems for the USAF and higher volume for space electronics products.

Sensor Systems operating income for the 2017 Second Quarter increased by $10 million, or 24%, compared to the 2016 Second Quarter. Operating margin increased by 170 basis points to 13.4% due to higher sales volume primarily at Integrated Sensor Systems.

Sensor Systems net sales for the 2017 First Half increased by $96 million, or 15%, compared to the 2016 First Half. Organic sales increased by $88 million, or 14%, compared to the 2016 First Half. Organic sales exclude $8 million of sales increases related to business acquisitions. Organic sales increased by: (1) $57 million primarily for Integrated Sensor Systems due to increased deliveries of airborne turret systems to the USAF and foreign military customers and higher volume for space electronics, (2) $16 million primarily for Advanced Programs due to increased task order volume on U.S. Government contracts and (3) $15 million for Warrior Systems primarily driven by lower return allowances.

Sensor Systems operating income for the 2017 First Half increased by $50 million, or 96%, compared to the 2016 First Half. Operating margin increased by 570 basis points to 13.8%. Operating margin increased by: (1) 250 basis points primarily due to higher sales volume primarily at Integrated Sensor Systems, (2) 170 basis points due to lower return allowances and (3) 150 basis points primarily for improved contract performance at Ocean Systems.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 30, 2017, we had total cash and cash equivalents of $385 million as compared to $363 million at December 31, 2016. While no amounts of the cash and cash equivalents are considered restricted, $228 million of cash was held by our foreign subsidiaries at June 30, 2017. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At June 30, 2017, we had the full availability of our Credit Facility. We generated $351 million of net cash from operating activities from continuing operations during the 2017 First Half, and we received net cash proceeds of $65 million substantially all from the sale of the property in San Carlos, California, and $16 million primarily from the divestitures of Coleman and Aviation Jet Services. Significant cash uses during the 2017 First Half included $191 million related to business acquisitions, $119 million related to the payment of dividends, $98 million related to capital expenditures and $26 million to repurchase shares of our common stock.

We currently believe that our cash from operating activities generated during the year, together with our cash on hand and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L3 dividends and share repurchases.

Balance Sheet

Billed receivables increased by $112 million to $843 million at June 30, 2017, from $731 million at December 31, 2016, primarily due to the timing of billings and collections for ISR Systems, Sensor Systems, Vertex

Aerospace, Total Training Solutions and Security & Detection Systems and $3 million for business acquisitions. These increases were partially offset by decreases for Warrior Systems.

Contracts in process increased by $145 million to $2,200 million at June 30, 2017, from $2,055 million at December 31, 2016. During the 2017 First Half, contracts in process increased: (1) $4 million for business acquisitions, (2) $8 million for foreign currency translation adjustments and (3) $143 million comprised of:

•	increases of $127 million in inventoried contract costs primarily due to the timing of deliveries for Broadband Communication Systems and Space & Power Systems, and
•	increases of $16 million in unbilled contract receivables primarily due to sales exceeding billings for Total Training Solutions and Vertex Aerospace, partially offset by billings exceeding sales for ISR and Aircraft Systems.

These increases were partially offset by the Coleman divestiture, which decreased contracts in process by $10 million.

L3’s receivables days sales outstanding (DSO) was 70 at June 30, 2017, compared with 66 at December 31, 2016 and 71 at June 24, 2016. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (371 days at June 30, 2017, 366 days at December 31, 2016 and 364 days at June 24, 2016). Our trailing 12 month pro forma sales were $10,939 million at June 30, 2017, $10,655 million at December 31, 2016 and $10,462 million at June 24, 2016. The increase in DSO during the 2017 First Half was primarily due to an increase in billed and unbilled receivables, which is discussed above, partially offset by the increase of our trailing 12 month pro forma sales.

Inventories increased by $25 million to $355 million at June 30, 2017, from $330 million at December 31, 2016, due to acquisitions, primarily the ETD business acquisitions and for Security & Detection Systems due to the timing of orders from the TSA.

The increase in other current assets was primarily due to prepayments to suppliers and insurance payments for annual policies.

Goodwill increased by $179 million to $6,739 million at June 30, 2017 from $6,560 million at December 31, 2016. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Balance at December 31, 2016(1)	$2,644	$1,360	$1,023	$1,533	$6,560
Business acquisitions(2)	95	—	—	43	138
Business dispositions(3)	(12)	—	—	—	(12)
Foreign currency translation adjustments(4)	34	7	—	12	53
Balance at June 30, 2017	$2,761	$1,367	$1,023	$1,588	$6,739
(1)	The business realignment during the quarterly period ended March 31, 2017 in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisition of the ETD and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. The increase for the Sensor Systems segment was primarily due to the Open Water Power and OceanServer business acquisitions.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian dollar during the 2017 First Half. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the 2017 First Half. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Euro, the British pound and the Australian dollar during the 2017 First Half.

The increase in identifiable intangible assets was primarily due to $85 million of intangible assets recognized related to the business acquisitions, primarily the Open Water Power, ETD and OceanServer business acquisitions, partially offset by the Aviation Jet Services business divestiture, as well as amortization expense.

The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2017 First Half.

The increase in deferred tax liabilities was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets during the 2017 First Half.

Statement of Cash Flows

2017 First Half Compared with 2016 First Half

The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	First Half Ended
	June 30, 2017	June 24, 2016	Cash Flow Increase/ (decrease)
	(in millions)
Net cash from operating activities from continuing operations	$351	$376	$(25)
Net cash (used in) from investing activities from continuing operations	(209)	490	(699)
Net cash used in financing activities from continuing operations	(130)	(665)	535

Operating Activities

We generated $351 million of cash from operating activities during the 2017 First Half, a decrease of $25 million compared to the 2016 First Half. The decrease of cash from operating activities was driven by higher uses of cash for working capital and income tax payments in the 2017 First Half compared to the 2016 First Half. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2017 First Half, we used $209 million of cash from investing activities, which included $191 million of cash used for acquisitions and $98 million for capital expenditures, partially offset by $65 million of cash generated substantially all from the sale of the property in San Carlos, California and $16 million from business divestitures. During the 2016 First Half, we generated $490 million of cash, which included $575 million of net proceeds received substantially all from the NSS divestiture, partially offset by $75 million for capital expenditures and $27 million used for the acquisition of Advanced Technical Materials, Inc.

Financing Activities

Debt

At June 30, 2017, total outstanding debt was $3,327 million, compared to $3,325 million at December 31, 2016, all of which was senior debt. At June 30, 2017, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $423 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at June 30, 2017. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 30, 2017, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 30, 2017.

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

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. At June 30, 2017, we were in compliance with our financial and other restrictive covenants.

Guarantees. The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material wholly-owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L3’s material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

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

The table below presents our repurchases of L3’s common stock during the 2017 Second Quarter. We did not repurchase any shares of common stock from January 1, 2017 through March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
April 1 — June 30, 2017	159,738	$164.75	$26

On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date. We did not repurchase any shares of common stock from July 1, 2017 through July 21, 2017.

During the 2017 First Half, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
February 13, 2017	March 1, 2017	$0.75	$59 (1)	March 15, 2017
May 9, 2017	May 19, 2017	$0.75	$59 (1)	June 15, 2017
(1)	During the 2017 First Half, we paid $119 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee-held stock awards.

On July 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on September 15, 2017 to shareholders of record at the close of business on August 17, 2017.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2017 First Half. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 30, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L3 of its common stock during the 2017 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
				(in millions)
April 1 — April 30, 2017	96,148	$166.39	96,148	$417
May 1 — May 31, 2017	55,524	162.26	55,524	408
June 1 — June 30, 2017	8,066	162.35	8,066	—
Total	159,738	164.75	159,738
(1)	The $1.5 billion share repurchase program previously authorized by L3’s Board of Directors on December 4, 2014 expired on June 30, 2017. On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date.

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

Date: July 27, 2017

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

*†10.1	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Non-Employee Directors Annual Equity Award Version).
**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of June 30, 2017 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.
†	Represents management contract or compensatory plan, contract or arrangement in which directors and/or executive officers are entitled to participate.

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