Form 10-Q
period 2017-09-29
L3 TECHNOLOGIES, INC.
filed 2017-10-26
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

There were 78,142,150 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on October 20, 2017.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 29, 2017

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 29, 2017 (Unaudited) and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 29, 2017 and September 23, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 29, 2017 and September 23, 2016	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 29, 2017 and September 23, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 29, 2017 and September 23, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	54
ITEM 4.	Controls and Procedures	54

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	55
ITEM 1A.	Risk Factors	55
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
ITEM 6.	Exhibits	56
Signature		58

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) September 29, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$439	$363
Billed receivables, net of allowances of $11 in 2017 and $13 in 2016	776	731
Contracts in process	2,273	2,055
Inventories	392	330
Other current assets	219	218
Total current assets	4,099	3,697
Property, plant and equipment, net	1,145	1,121
Goodwill	6,652	6,560
Identifiable intangible assets	299	238
Other assets	273	249
Total assets	$12,468	$11,865
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$425	$299
Accrued employment costs	535	516
Accrued expenses	438	375
Advance payments and billings in excess of costs incurred	493	492
Income taxes payable	26	22
Other current liabilities	366	431
Total current liabilities	2,283	2,135
Pension and postretirement benefits	1,143	1,177
Deferred income taxes	259	236
Other liabilities	385	368
Long-term debt	3,329	3,325
Total liabilities	7,399	7,241
Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 78,075,652 shares outstanding at September 29, 2017 and 77,232,204 shares outstanding at December 31, 2016	6,458	6,285
Treasury stock (at cost), 82,901,120 shares at September 29, 2017 and 82,385,075 shares at December 31, 2016	(7,315)	(7,224)
Retained earnings	6,429	6,218
Accumulated other comprehensive loss	(573)	(726)
Total shareholders’ equity	4,999	4,553
Noncontrolling interests	70	71
Total equity	5,069	4,624
Total liabilities and equity	$12,468	$11,865

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 29, 2017	September 23, 2016
Net sales:
Products	$1,581	$1,500
Services	1,065	1,005
Total net sales	2,646	2,505
Cost of sales:
Products	(1,446)	(1,355)
Services	(950)	(935)
Total cost of sales	(2,396)	(2,290)
Goodwill impairment charge	(187)	—
Operating income	63	215
Interest expense	(43)	(41)
Interest and other income, net	6	6
Income from continuing operations before income taxes	26	180
Provision for income taxes	—	(29)
Income from continuing operations	26	151
Loss from discontinued operations, net of income taxes	(1)	—
Net income	25	151
Net income from continuing operations attributable to noncontrolling interests	(3)	(3)
Net income attributable to L3	$22	$148
Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.29	$1.91
Discontinued operations	(0.01)	—
Basic earnings per share	$0.28	$1.91
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.29	$1.88
Discontinued operations	(0.01)	—
Diluted earnings per share	$0.28	$1.88
Cash dividends declared per common share	$0.75	$0.70
Weighted average common shares outstanding:
Basic	78.2	77.3
Diluted	79.8	78.8

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 29, 2017	September 23, 2016
Net sales:
Products	$4,859	$4,561
Services	3,188	2,961
Total net sales	8,047	7,522
Cost of sales:
Products	(4,311)	(4,095)
Services	(2,921)	(2,713)
Total cost of sales	(7,232)	(6,808)
Goodwill impairment charge	(187)	—
Operating income	628	714
Interest expense	(128)	(125)
Interest and other income, net	15	15
Debt retirement charge	—	(5)
Income from continuing operations before income taxes	515	599
Provision for income taxes	(114)	(130)
Income from continuing operations	401	469
(Loss) income from discontinued operations, net of income taxes	(1)	63
Net income	400	532
Net income from continuing operations attributable to noncontrolling interests	(12)	(10)
Net income attributable to L3	$388	$522
Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$4.98	$5.93
Discontinued operations	(0.01)	0.81
Basic earnings per share	$4.97	$6.74
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$4.88	$5.83
Discontinued operations	(0.01)	0.80
Diluted earnings per share	$4.87	$6.63
Cash dividends declared per common share	$2.25	$2.10
Weighted average common shares outstanding:
Basic	78.0	77.4
Diluted	79.6	78.7

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016

Net income	$25	$151	$400	$532
Other comprehensive income (loss):
Foreign currency translation adjustments	49	(31)	120	(27)
Unrealized gains on hedging instruments(1)	6	—	6	10
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	8	8	27	24
Total other comprehensive income (loss)	63	(23)	153	7
Comprehensive income	88	128	553	539
Comprehensive income attributable to noncontrolling interests	(3)	(3)	(12)	(10)
Comprehensive income attributable to L3	$85	$125	$541	$529
(1)	Net of income taxes of $2 million for the quarterly period ended September 29, 2017, and net of income taxes of $2 million and $4 million for the year-to-date periods ended September 29, 2017 and September 23, 2016, respectively.
(2)	Net of income taxes of $5 million and $4 million for the quarterly periods ended September 29, 2017 and September 23, 2016, respectively, and net of income taxes of $16 million and $13 million for the year-to-date periods ended September 29, 2017 and September 23, 2016, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the Year-to-Date Period Ended September 29, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					388		12	400
Other comprehensive income						153		153
Distributions to noncontrolling interests							(13)	(13)
Cash dividends declared ($2.25 per share)					(177)			(177)
Shares issued:
Employee savings plans	0.6		96					96
Exercise of stock options	0.4		36					36
Employee stock purchase plan	0.2		16					16
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			43					43
Treasury stock purchased	(0.5)			(91)				(91)
Balance at September 29, 2017	78.1	$1	$6,457	$(7,315)	$6,429	$(573)	$70	$5,069
For the Year-to-Date Period Ended September 23, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					522		10	532
Other comprehensive income						7		7
Distributions to noncontrolling interests							(12)	(12)
Cash dividends declared ($2.10 per share)					(165)			(165)
Shares issued:
Employee savings plans	0.7		94					94
Exercise of stock options	0.6		49					49
Employee stock purchase plan	0.4		16					16
Vesting of restricted stock and performance units	0.5							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(20)					(20)
Stock-based compensation expense			34					34
Treasury stock purchased	(2.7)			(326)				(326)
Other					2			2
Balance at September 23, 2016	77.4	$1	$6,224	$(7,177)	$6,087	$(567)	$72	$4,640

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF Cash FlowS
(in millions)

	Year-to-Date Ended
	September 29, 2017	September 23, 2016
Operating activities:
Net income	$400	$532
Less: Loss (income) from discontinued operations, net of tax	1	(63)
Income from continuing operations	401	469
Depreciation of property, plant and equipment	128	121
Amortization of intangibles and other assets	37	32
Deferred income tax (benefit) provision	(15)	48
Stock-based employee compensation expense	43	34
Contributions to employee savings plans in common stock	96	92
Goodwill impairment charge	187	—
Amortization of pension and postretirement benefit plans net loss and prior service cost	43	37
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	4	6
Gain on sale of property, plant and equipment	(42)	(6)
Other non-cash items	3	21
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(29)	(69)
Contracts in process	(183)	(193)
Inventories	(72)	(31)
Other assets	(6)	21
Accounts payable, trade	112	130
Accrued employment costs	4	8
Accrued expenses	64	3
Advance payments and billings in excess of costs incurred	(11)	(102)
Income taxes	13	—
Other current liabilities	(80)	(3)
Pension and postretirement benefits	(32)	(19)
All other operating activities	2	(13)
Net cash from operating activities from continuing operations	667	586
Investing activities:
Business acquisitions, net of cash acquired	(291)	(27)
Proceeds from the sale of businesses, net of closing date cash balances	18	561
Capital expenditures	(154)	(126)
Dispositions of property, plant and equipment	67	15
Other investing activities	(6)	7
Net cash (used in) from investing activities from continuing operations	(366)	430
Financing activities:
Borrowings under revolving credit facility	1,265	335
Repayments of borrowings under revolving credit facility	(1,265)	(335)
Redemption of senior notes	—	(305)
Common stock repurchased	(91)	(326)
Dividends paid	(178)	(166)
Proceeds from exercises of stock options	36	49
Proceeds from employee stock purchase plan	24	23
Repurchases of common stock to satisfy tax withholding obligations	(18)	(20)
Other financing activities	(12)	(8)
Net cash used in financing activities from continuing operations	(239)	(753)
Effect of foreign currency exchange rate changes on cash and cash equivalents	16	(3)
Net cash used in operating activities from discontinued operations	(2)	(56)
Net increase in cash and cash equivalents	76	204
Cash and cash equivalents, beginning of the period	363	207
Cash and cash equivalents, end of the period	$439	$411

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Description of Business

L3 Technologies, Inc. (L3 Technologies Inc. and, together with its subsidiaries, referred to herein as L3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

At December 31, 2016, the Company had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, the Company realigned its Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, the Company’s current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. The Company has reported its segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The Electronic System business areas are Precision Engagement Systems, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Total Training Solutions.

Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. During the third quarter of 2017, the Company restructured the businesses within its Aerospace Systems segment to streamline operations by consolidating most of the Aircraft Systems sector into the ISR Systems sector, which has been renamed Mission Integration. The restructured Aerospace Systems business areas are Advanced Systems, MAS, Mission Integration and Vertex Aerospace.

Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Advanced Communications and Space & Power Systems.

Sensor Systems provides diverse sensor technologies for the land, sea, air, space and cyber domains to military and commercial customers. During the third quarter of 2017, the Company realigned the business areas within its Sensor Systems segment. The realigned Sensor Systems business areas are Advanced Programs & BD, Space & Sensor Systems, Airborne Turrets, Intelligence & Mission Systems, Maritime Sensor Systems and Warrior Sensor Systems.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

2. Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 29, 2017 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion (POC) accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and Cash Flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $69 million, or 28%, of segment

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

operating income ($0.55 per diluted share) and $150 million, or 18%, of segment operating income ($1.21 per diluted share) for the quarterly and year-to-date periods ended September 29, 2017, respectively, and increases of $23 million, or 11%, of segment operating income ($0.19 per diluted share) and $123 million, or 17%, of segment operating income ($1.00 per diluted share) for the quarterly and year-to-date periods ended September 23, 2016, respectively.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

3. New Accounting Standards Implemented

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2, the computation of the implied fair value of goodwill to determine the amount of impairment, from the goodwill impairment test. In computing the implied fair value of goodwill for Step 2 under current accounting standards, the Company calculates the fair value of its assets and liabilities (including unrecognized assets and liabilities) as if acquired or assumed in a business combination. Under the amendments in this update, the Company will determine the amount of goodwill impairment by comparing the Step 1 fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its Step 1 fair value, a goodwill impairment charge is recognized. The new standard is effective for the Company for annual and interim impairment tests beginning January 1, 2020 with early adoption permitted. The Company has elected to early adopt the new standard effective January 1, 2017, because the ASU significantly simplifies the evaluation of goodwill for impairment.

4. Accounting Standards Issued and Not Yet Implemented

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this update intend to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Current U.S. GAAP provides for hedge accounting only for the portion of the hedge deemed to be highly effective and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the ineffective amount. The amendments in this update no longer require entities to separately measure and report hedge ineffectiveness. The new standard is effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. For Cash Flow hedges existing at the date of adoption, the Company is required to apply a cumulative effect adjustment relating to the separate measurement of ineffectiveness to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Company expects the adoption of this standard will not have a material effect on the Company’s financial position, results of operations or Cash Flows.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under current U.S. GAAP, defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements, and current U.S. GAAP presents those costs within the operating section of the income statement or capitalized into assets when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update will be effective for the Company for interim and annual periods beginning January 1, 2018. Upon adoption, the amendments in this update will be applied retrospectively for the presentation of the components of net benefit cost, and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

standard will not impact pre-tax income or earnings per share reported under current GAAP for the years ended December 31, 2017 and 2016 and is not expected to materially impact pre-tax income or earnings per share for the year ended December 31, 2018. The impacts to operating income from the re-classification of the other components of net benefit cost for the years ended December 31, 2017 and 2016 are immaterial. The impacts to operating income from the re-classification of the other components on net benefit cost for the year ended December 31, 2018 will be known when the Company measures its plan assets and benefit obligations as of December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In the adoption year, the Company will be required to recognize and measure all leases using a modified retrospective approach, which requires the restatement of each prior reporting period presented, and permits a number of optional practical expedients that the Company may elect to apply. The optional practical expedients allow the Company to use: (i) its existing assessments under current accounting standards as to the classification of a lease as operating or financing, and whether any expired or existing contracts is or contains a lease, and (ii) hindsight to determine the term of existing leases, for the purpose of restating each prior reporting period presented. The Company is currently evaluating whether to elect the optional practical expedients and the expected impact of the adoption of this standard on its consolidated financial statements and disclosures related to leasing activities. The Company plans to adopt ASU 2016-02 effective January 1, 2019.

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

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method, and has evaluated the impact of the adoption on its consolidated financial statements and related disclosures. Under the modified retrospective transition method, the Company will calculate and record the cumulative effect of adopting the new standard as of January 1, 2018, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018. Based on contracts in process as of September 29, 2017, the Company does not expect a significant impact to shareholders’ equity as result of the transition adjustment. The Company will finalize the actual amount of the transition adjustment during the first quarter of 2018 and disclose the amount in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on most of its contracts that are covered by current contract accounting standards by using cost inputs to measure progress toward the completion of its performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Accordingly, adoption of this standard will primarily impact certain contracts currently covered by contract accounting standards that recognize revenue using the POC units-of-delivery method. The Company estimates that approximately 10% of the Company’s consolidated net sales, accounted for under the POC units-of-delivery method to recognize revenue in 2016, would have been recognized earlier in the performance period as costs were incurred, as opposed to when the units were delivered.

Additionally, the Company has redrafted its accounting policies affected by this standard, redesigned its internal controls over financial reporting related to the standard, and determined the extent of the expanded disclosure requirements. The Company has completed the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems, and is implementing changes to such business processes, controls and systems over the remainder of 2017.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2017 are not expected to have a material impact on the Company’s financial position, results of operations or Cash Flows.

5. Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2017 Business Acquisitions

Doss Aviation, Inc. (Doss Aviation). On September 12, 2017, the Company acquired Doss Aviation, Inc., which has been renamed L3 Doss Aviation, Inc. Doss Aviation is the sole provider of initial flight training for U.S. Air Force pilots and offers curriculum coursework and flight training for both fixed-wing and unmanned aircraft pilots and weapons officers from its full-service, turnkey training facility. Doss Aviation also provides instructor pilots for rotary-wing aircraft for the U.S. Army, as well as global airfield service support activities at U.S. government bases, including aircraft and bulk refueling services and aircraft component repair and modification. The strength of Doss Aviation’s military training, combined with the Company’s existing training solutions, increases the Company’s position to support its customers’ growing demand for trained international military and commercial pilots. The acquisition was financed with cash on hand. The goodwill recognized for this business was $34 million, which was assigned to the Electronic Systems segment, of which $13 million is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Adaptive Methods, Inc. (Adaptive Methods). On September 8, 2017, the Company acquired Adaptive Methods, Inc., which has been renamed L3 Adaptive Methods, Inc. Adaptive Methods delivers Undersea Warfare (USW) and Anti-Submarine Warfare (ASW) capabilities for U.S. military customers, develops autonomy and sensor payload solutions for use by Unmanned Undersea Vehicles (UUVs) and provides tactical buoy systems for manned and unmanned platforms, as well as ASW sonar processing systems and displays and command and control/theatre ASW systems. The acquisition provides the Company with an innovative UUV autonomy technology that will broaden its capabilities in the dynamic and growing undersea market. The acquisition was financed with cash on hand. The goodwill recognized for this business was $27 million, which was assigned to the Sensor Systems segment, all of which is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Open Water Power, Inc. (Open Water Power). On May 19, 2017, the Company acquired Open Water Power, Inc., which has been renamed L3 Open Water Power, Inc. Open Water Power develops safe and high-energy-density undersea power generation technologies for use by UUVs and other maritime platforms. The acquisition enhances the Company’s growing portfolio of innovative undersea capabilities. The acquisition was financed with cash on hand. The purchase price is subject to additional contingent consideration not to exceed $17 million and is based on Open Water Power’s post-acquisition milestone achievements for the four-year period ending December 31, 2021. The Company recorded a $14 million liability on the acquisition date for the fair value of the contingent consideration. The goodwill recognized for this business was $25 million, which was assigned to the Sensor Systems segment and is not expected to be deductible for income tax purposes. The Company also recognized indefinite-lived intangible assets of $65 million for in-process research and development (IPR&D) costs. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2017, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

OceanServer Technology, Inc. (OceanServer). On March 17, 2017, the Company acquired OceanServer Technology, Inc., which has been renamed L3 OceanServer, Inc. OceanServer develops and manufactures autonomous, lightweight UUVs. OceanServer has established itself within a growing specialized market, providing highly capable UUVs to a wide array of military, commercial and international customers. The acquisition was financed with cash on hand. The goodwill recognized for this business was $17 million, which was assigned to the Sensor Systems segment, all of which is expected to be deductible for income tax purposes. The purchase price and purchase price allocation of OceanServer was finalized as of September 29, 2017, with no significant changes to preliminary amounts.

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

During the quarterly and year-to-date periods ended September 29, 2017, the Company used net cash of $100 million and $291 million, respectively, for business acquisitions.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Net sales and income before income taxes for Doss Aviation, Adaptive Methods, Open Water Power, OceanServer and the ETD business, included in L3’s unaudited condensed consolidated statement of operations for the quarterly and year-to-date periods ended September 29, 2017, are presented in the table below.

	Third Quarter Ended	Year-to-Date Ended
	September 29, 2017	September 29, 2017
	(in millions)
Net sales	$17	$53
Income before income taxes	$1	$4

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

Micreo Limited and Aerosim. On September 30, 2016, the Company acquired Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim), in separate transactions, for an aggregate purchase price of approximately $86 million, which was financed with cash on hand. The purchase price and purchase price allocation of Micreo and Aersoim was finalized as of September 29, 2017, with no significant changes to preliminary amounts. Micreo specializes in solutions that utilize high-performance microwave, millimeter wave and photonic technology that complements the Company’s wide range of sensor products and is expected to strengthen the development of the Company’s future products in the higher Electronic Warfare (EW) radio frequency (RF) bandwidth. Micreo currently supports a variety of airborne, land and security programs in Australia. Aerosim provides innovative, portable and flexible pilot and maintenance technician training products and provides a flight school for prospective airline pilots. Aerosim’s commercial training capabilities are complementary to those offered by L3 Commercial Training Solutions. The aggregate goodwill recognized for these businesses was $59 million, which was assigned to the Electronic Systems and Sensor Systems reportable segments, of which $6 million is expected to be deductible for income tax purposes.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Business Divestitures

2017 Divestitures

CTC Aviation Jet Services Limited Divestiture. On March 1, 2017, the Company divested its CTC Aviation Jet Services Limited (Aviation Jet Services) business for a sales price of £1 million (approximately $1 million). Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $5 million ($5 million after income taxes) in cost of sales during the year-to-date period ended September 29, 2017.

L3 Coleman Aerospace Divestiture. On February 24, 2017, the Company divested its L3 Coleman Aerospace (Coleman) business for a sales price of $15 million. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment. The Company recorded a pre-tax loss of $3 million ($2 million after income taxes) in cost of sales during the year-to-date period ended September 29, 2017.

Display Product Line Divestiture. On February 23, 2017, the Company divested its Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment. The divestiture resulted in a pre-tax gain of $4 million ($3 million after income taxes) in cost of sales during the year-to-date period ended September 29, 2017.

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

The table below presents the statement of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation.

Year-to-Date Ended
September 23, 2016
(in millions)
Net sales	$86
Cost of sales	(92)
Gain related to business divestiture	64
Operating income from discontinued operations before income taxes	58
Income tax benefit	5
Income from discontinued operations, net of income taxes	$63

The Company recognized $1 million of trailing expenses related to the sale of NSS during the quarterly period ended September 29, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 29, 2017 and the year ended December 31, 2016, assuming that the business acquisitions completed during 2017 and 2016 had occurred on January 1, 2016 and January 1, 2015, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 and 2016 acquisitions had occurred on January 1, 2016 and January 1, 2015, respectively.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions, except per share data)
Pro forma net sales	$2,659	$2,573	$8,097	$7,740
Pro forma income from continuing operations attributable to L3	$23	$148	$388	$462
Pro forma net income attributable to L3	$22	$148	$387	$525
Pro forma diluted earnings per share from continuing operations	$0.29	$1.88	$4.87	$5.87
Pro forma diluted earnings per share	$0.28	$1.88	$4.86	$6.67

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

6. Contracts in Process

The components of contracts in process are presented in the table below.

	September 29, 2017	December 31, 2016
	(in millions)
Unbilled contract receivables, gross	$1,965	$2,020
Unliquidated progress payments	(710)	(827)
Unbilled contract receivables, net	1,255	1,193
Inventoried contract costs, gross	1,101	1,065
Unliquidated progress payments	(83)	(203)
Inventoried contract costs, net	1,018	862
Total contracts in process	$2,273	$2,055

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

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$174	$163	$173	$137
Contract costs incurred:
IRAD and B&P	89	76	246	213
Other G&A(1)	219	201	671	611
Total	308	277	917	824
Amounts charged to cost of sales	(303)	(270)	(911)	(791)
Amounts included in inventoried contract costs at end of the period	$179	$170	$179	$170
(1)	Amounts include severance and restructuring related costs of $31 million and $4 million for the quarterly periods ended September 29, 2017 and September 23, 2016, respectively, and $54 million and $9 million for the year-to-date periods ended September 29, 2017 and September 23, 2016, respectively.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the unaudited condensed consolidated statements of operations.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Selling, general and administrative expenses	$71	$53	$205	$164
Research and development expenses	15	16	47	40
Total	$86	$69	$252	$204

7. Inventories

Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 29, 2017	December 31, 2016
	(in millions)
Raw materials, components and sub-assemblies	$188	$165
Work in process	107	106
Finished goods	97	59
Total	$392	$330

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Goodwill(1)	$2,687	$1,698	$1,058	$1,559	$7,002
Accumulated impairment losses	(43)	(338)	(35)	(26)	(442)
Balance at December 31, 2016	2,644	1,360	1,023	1,533	6,560
Business acquisitions(2)	129	—	—	70	199
Business divestitures(3)	(12)	—	—	—	(12)
Foreign currency translation adjustments(4)	58	17	—	17	92
Impairment charge	—	(187)	—	—	(187)
Balance at September 29, 2017	2,819	1,190	1,023	1,620	6,652
Goodwill	2,862	1,715	1,058	1,646	7,281
Accumulated impairment losses	(43)	(525)	(35)	(26)	(629)
	$2,819	$1,190	$1,023	$1,620	$6,652
(1)	The business realignment during the quarterly period ended March 31, 2017 in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisitions of the ETD and Doss Aviation businesses and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. The increase for the Sensor Systems segment was primarily due to the Adaptive Methods, Open Water Power and OceanServer business acquisitions.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian dollar during the year-to-date period ended September 29, 2017. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the year-to-date period ended September 29, 2017. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Euro, the British pound and the Australian dollar during the year-to-date period ended September 29, 2017.

During the quarterly period ended September 29, 2017, the Company was notified that it did not win the recompetition of the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM). The Company filed a protest with the United States Government Accountability Office (GAO) related to the contract. Notwithstanding the Company's protest, the Fort Rucker recompetition loss indicated that the carrying amount of the goodwill for the Vertex Aerospace reporting unit may not be recoverable due to the decline in the projected future Cash Flows. As such, the Company performed an impairment test for the reporting unit. The Company calculated the fair value of the reporting unit using a discounted Cash Flow valuation approach and compared that fair value to the carrying value, and determined that the fair value of the reporting unit was less than the carrying value. The Company recorded an impairment charge of $187 million ($133 million after income taxes), for the difference between the fair value and the carrying value of the reporting unit, which resulted in an impairment of the entire amount of goodwill for the Vertex Aerospace reporting unit.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

		September 29, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	15	$418	$287	$131	$409	$269	$140
Technology	10	207	113	94	191	102	89
Other	20	20	12	8	21	12	9
Total subject to amortization	10	645	412	233	621	383	238
IPR&D	indefinite	66	—	66	—	—	—
Total		$711	$412	$299	$621	$383	$238

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Amortization expense	$10	$9	$30	$26

Based on gross carrying amounts at September 29, 2017, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2017 through 2021 is presented in the table below.

	Year Ending December 31,
	2017	2018	2019	2020	2021
	(in millions)
Estimated amortization expense	$39	$38	$34	$30	$27

9. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 29, 2017	December 31, 2016
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$65	$68
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	63	70
Accrued interest	47	43
Deferred revenues	40	34
Accruals for pending and threatened litigation(1)	1	51
Product returns allowance(2)	1	5
Other	149	160
Total other current liabilities	$366	$431
(1)	The year ended December 31, 2016 included $14 million in connection with the EoTech matter and $34.5 million in connection with the securities class action (see Note 18).

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

(2)	On March 23, 2017, the Company ended the voluntary return program for various EoTech holographic weapons sight products in connection with the settlement of the class action lawsuit. On July 7, 2017, the court granted final approval of the settlement (see Note 18).

The table below presents the components of other liabilities.

	September 29, 2017	December 31, 2016
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$131	$124
Deferred compensation	49	47
Estimated contingent purchase price payable for acquired businesses (see Note 5)	40	29
Accrued product warranty costs	30	41
Accrued workers’ compensation	27	30
Notes payable and capital lease obligations	16	13
Other	92	84
Total other liabilities	$385	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 29, 2017	September 23, 2016
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$109	$105
Acquisitions during the period	3	—
Accruals for product warranties issued during the period	34	38
Settlements made during the period	(52)	(33)
Foreign currency translation adjustments	1	(1)
Balance at end of period	$95	$109
(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

10. Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	September 29, 2017	December 31, 2016
	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
Principal amount of long-term debt	3,350	3,350
Unamortized discounts	(7)	(8)
Deferred debt issue costs	(14)	(17)
Carrying amount of long-term debt	$3,329	$3,325
(1)	During the year-to-date period ended September 29, 2017, L3’s aggregate borrowings and repayments under the Credit Facility were $1,265 million. At September 29, 2017, L3 had the full availability of its $1 billion Credit Facility.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

11. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At September 29, 2017, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2015 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company cannot predict the outcome of the audits at this time.

The effective income tax rate for the quarterly period ended September 29, 2017 was approximately 0%, and therefore not meaningful because the Company recorded an income tax benefit related to the goodwill impairment charge at Vertex Aerospace. Excluding the goodwill impairment charge and related income tax benefits, the effective tax rate would have increased to 24.9% compared to 16.1% for the quarterly period ended September 23, 2016 due to $17 million of tax benefits for the reversal of previously accrued amounts in the quarterly period ended September 23, 2016 related to various U.S. Federal, foreign and state tax matters that did not recur.

The effective income tax rate for the year-to-date period ended September 29, 2017 increased to 22.1% from 21.7% for the same period last year. Excluding the goodwill impairment charge and related income tax benefits, the effective tax rate would have increased to 23.8% due to prior year tax benefits of $21 million for the reversal of certain previously accrued amounts related to various U.S. Federal, foreign and state tax matters that did not recur, which were partially offset by a lower effective tax rate on foreign earnings.

At September 29, 2017, the Company anticipates that unrecognized tax benefits will decrease by approximately $8 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $13 million ($8 million after income taxes) at September 29, 2017 and $11 million ($7 million after income taxes) at December 31, 2016, and potential penalties of $9 million at September 29, 2017 and $8 million at December 31, 2016.

12. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	120	8	—	128
Amounts reclassified from AOCI, net of tax	—	(2)	27	25
Net current period other comprehensive income	120	6	27	153
Balance at September 29, 2017	$(58)	$12	$(527)	$(573)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive (loss) income before reclassifications, net of tax	(27)	2	—	(25)
Amounts reclassified from AOCI, net of tax	—	8	24	32
Net current period other comprehensive (loss) income	(27)	10	24	7
Balance at September 23, 2016	$(128)	$2	$(441)	$(567)

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)
	Third Quarter Ended		Year-to-Date Ended		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
Details About AOCI Components	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Gain (loss) on hedging instruments:	$2	$(4)	$3	$(8)	Cost of sales-products
	2	(4)	3	(8)	Income from continuing operations before income taxes
	(1)	—	(1)	—	Provision for income taxes
	$1	$(4)	$2	$(8)	Income from continuing operations
Amortization of defined benefit pension and postretirement items:
Net loss	$(13)	$(12)	$(43)	$(37)	(b)
	(13)	(12)	(43)	(37)	Income from continuing operations before income taxes
	5	4	16	13	Provision for income taxes
	$(8)	$(8)	$(27)	$(24)	Income from continuing operations
Total reclassification for the period	$(7)	$(12)	$(25)	$(32)	Income from continuing operations
(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

13. Equity

On December 4, 2014, L3’s Board of Directors approved a share repurchase program that authorized L3 to repurchase up to $1.5 billion of its common stock which expired on June 30, 2017. On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 516,045 shares of its common stock at an average price of $176.32 per share for an aggregate amount of approximately $91 million from January 1, 2017 through September 29, 2017. All share repurchases of L3’s common stock have been recorded as treasury shares.

The Company did not repurchase any shares of common stock from September 30, 2017 through October 20, 2017.

On July 19, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on September 15, 2017 to shareholders of record at the close of business on August 17, 2017. During the year-to-date period ended September 29, 2017, the Company paid $178 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee-held stock awards.

On October 17, 2017, L3’s Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on December 15, 2017 to shareholders of record at the close of business on November 17, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

14. L3’s Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions, except per share data)
Reconciliation of net income:
Net income	$25	$151	$400	$532
Net income from continuing operations attributable to noncontrolling interests	(3)	(3)	(12)	(10)
Net income attributable to L3’s common shareholders	$22	$148	$388	$522
Earnings attributable to L3’s common shareholders:
Continuing operations	$23	$148	$389	$459
Discontinued operations, net of income tax	(1)	—	(1)	63
Net income attributable to L3’s common shareholders	$22	$148	$388	$522
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.2	77.3	78.0	77.4
Basic earnings (loss) per share:
Continuing operations	$0.29	$1.91	$4.98	$5.93
Discontinued operations, net of income tax	(0.01)	—	(0.01)	0.81
Net income	$0.28	$1.91	$4.97	$6.74
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.2	77.3	78.0	77.4
Assumed exercise of stock options	2.4	3.0	2.6	2.5
Unvested restricted stock awards	0.9	1.0	0.9	1.0
Employee stock purchase plan contributions	0.1	0.1	0.1	0.1
Performance unit awards	0.1	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(1.9)	(2.7)	(2.1)	(2.4)
Common and potential common shares	79.8	78.8	79.6	78.7
Diluted earnings (loss) per share:
Continuing operations	$0.29	$1.88	$4.88	$5.83
Discontinued operations, net of income tax	(0.01)	—	(0.01)	0.80
Net income	$0.28	$1.88	$4.87	$6.63

The computation of diluted EPS excludes 0.4 million and 0.3 million shares for the quarterly and year-to-date periods ended September 29, 2017, respectively, and 0.6 million shares for the year-to-date period ended September 23, 2016, for share-based payment awards as they were anti-dilutive.

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

	September 29, 2017			December 31, 2016
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$91	$—	$—	$104	$—	$—
Derivatives (foreign currency forward contracts)	—	16	—	—	12	—
Total assets	$91	$16	$—	$104	$12	$—
Liabilities
Derivatives (foreign currency forward contracts)	$—	$2	$—	$—	$6	$—
Contingent consideration(4)	—	—	40	—	—	29
Total liabilities	$—	$2	$40	$—	$6	$29
(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.
(4)	The contingent consideration liability represents the future potential earn-out payments relating to the MacH and Open Water Power acquisitions. The fair value of the MacH contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration include: (i) projected revenues of the MacH acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the consolidated statements of operations.

The table below presents the changes to contingent consideration obligations during the year-to-date period ended September 29, 2017.

September 29, 2017
(in millions)
Balance at beginning of period	$29
Acquisitions	14
Changes in fair value of contingent consideration, net	(3)
Balance at end of period	$40

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

16. Financial Instruments

At September 29, 2017 and December 31, 2016, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	September 29, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,329	$3,547	$3,325	$3,526
Foreign currency forward contracts(2)	$14	$14	$6	$6
(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 17 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

17. Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent Cash Flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent Cash Flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, the British pound, and the United Arab Emirates dirham. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as Cash Flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the Cash Flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 29, 2017.

Currency	Notional Amounts
(in millions)
Canadian dollar	$126
U.S. dollar	96
Euro	93
British pound	20
United Arab Emirates dirham	16
Other	3
Total	$354

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

At September 29, 2017, the Company’s foreign currency forward contracts had maturities through 2022.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 29, 2017				December 31, 2016
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$13	$3	$2	$—	$10	$2	$6	$—
Total derivative instruments	$13	$3	$2	$—	$10	$2	$6	$—
(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were a pre-tax gain of $2 million and pre-tax loss of $4 million for the quarterly periods ended September 29, 2017 and September 23, 2016, respectively, and a pre-tax gain of $3 million and pre-tax loss of $8 million for the year-to-date periods ended September 29, 2017 and September 23, 2016, respectively. At September 29, 2017, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months was $5 million.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 29, 2017, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or Cash Flows of the Company in future periods.

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

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York against the Company and certain of its officers. A consolidated amended and restated complaint was filed on March 13, 2015, alleging violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. On March 30, 2016, the court dismissed with prejudice all claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. On December 20, 2016, the parties reached an agreement in principle to resolve this matter for $34.5 million, and the Company’s insurers subsequently paid the settlement amount into an escrow account to fully fund the settlement. On August 16, 2017, the court entered an order granting final approval of the settlement and dismissing the case with prejudice.

401(k) Plan Class Action. On January 27, 2017, a putative class action was filed in the United States District Court for the Southern District of New York on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. The complaint alleged that certain of the Company’s officers breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the 2014 disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint sought, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. On October 4, 2017, the court granted defendants’ motion to dismiss the complaint for failure to state a claim. The court also directed that the plaintiff has until October 26, 2017 to file a motion seeking permission to amend the complaint. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter at this time.

Derivative Action. On July 13, 2016, a shareholder derivative complaint was filed in the Supreme Court of New York, County of New York, against certain of the Company’s current and former directors and officers. The complaint alleges, among other things, that the defendants breached fiduciary duties, caused corporate waste and were unjustly enriched in connection with misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint, which has not been served on any defendant, seeks monetary damages, pre- and

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

post-judgment interest, equitable relief and fees and expenses on behalf of the Company. The Company believes the suit lacks merit and, if the plaintiff seeks to pursue it, intends to defend against the suit vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

HVC Alkmaar. On July 23, 2014, a notice of claim was received by the Company’s former JovyAtlas business unit. The notice relates to losses resulting from a fire that occurred at an HVC Alkmaar bio-energy plant on July 21, 2013. The notice states that the fire resulted from the failure of an uninterruptible power supply (UPS) to provide sufficient power to act as a back-up energy supply, alleges that JovyAtlas was the manufacturer and service provider for the UPS and claims €11 million in estimated property damages and €35 million in estimated business interruption damages. The Company has tendered the notice of claim to its insurance carriers.

19. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Components of net periodic benefit cost:
Service cost	$26	$25	$84	$80	$1	$—	$2	$1
Interest cost	35	32	106	101	2	1	4	4
Expected return on plan assets	(52)	(47)	(158)	(149)	(1)	(1)	(3)	(3)
Amortization of prior service credits	1	—	1	—	(1)	—	(1)	(1)
Amortization of net loss (gains)	14	13	45	39	(1)	(1)	(2)	(1)
Curtailment loss(1)	2	—	2	—	—	—	—	—
Net periodic benefit cost	$26	$23	$80	$71	$—	$(1)	$—	$—
(1)	During the quarterly period ended September 29, 2017, the Company recognized a $2 million pension curtailment loss related severance and restructuring activities in the Aerospace Systems segment.

Contributions. The Company contributed cash of $64 million to its pension plans and $4 million to its other postretirement benefit plans during the year-to-date period ended September 29, 2017. The Company expects to contribute an additional $36 million to its pension plans and $6 million to its other postretirement benefit plans during the remainder of 2017.

20. Stock-Based Compensation

During the year-to-date period ended September 29, 2017, the Company granted stock-based compensation awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the year-to-date period ended September 29, 2017 are further discussed below.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

First Quarter Ended March 31, 2017
Expected holding period (in years)	5.2
Expected volatility	20.1%
Expected dividend yield	2.0%
Risk-free interest rate	2.0%

Restricted Stock Units. During the first half period ended June 30, 2017, the Company granted 293,032 restricted stock units with a weighted average grant date fair value of $168.77 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the year-to-date period ended September 29, 2017, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

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

21. Supplemental Cash Flow Information

	Year-to-Date Ended
	September 29, 2017	September 23, 2016
	(in millions)
Interest paid on outstanding debt	$120	$120
Income tax payments	$129	$85
Income tax refunds	$14	$4

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Net Sales:
Aerospace Systems	$1,025	$1,012	$3,097	$3,167
Electronic Systems	730	661	2,278	1,955
Communication Systems	546	509	1,644	1,485
Sensor Systems	370	364	1,118	1,021
Elimination of intercompany sales	(25)	(41)	(90)	(106)
Consolidated total	$2,646	$2,505	$8,047	$7,522
Operating Income:
Aerospace Systems	$57	$56	$196	$232
Electronic Systems	103	88	299	256
Communication Systems	42	40	170	143
Sensor Systems	48	31	150	83
Segment total	250	215	815	714
Goodwill impairment charge(1)	(187)	—	(187)	—
Consolidated total	$63	$215	$628	$714
Depreciation and amortization:
Aerospace Systems	$15	$13	$42	$40
Electronic Systems	19	15	54	45
Communication Systems	12	12	36	35
Sensor Systems	10	11	33	33
Consolidated total	$56	$51	$165	$153
(1)	Represents a goodwill impairment charge recorded during the third quarter of 2017 related to Vertex Aerospace. See Note 8 for additional information.
	September 29, 2017	December 31, 2016
	(in millions)
Total Assets:
Electronic Systems	$4,802	$4,369
Aerospace Systems	2,477	2,535
Communication Systems	2,122	2,031
Sensor Systems	2,677	2,433
Corporate	390	497
Consolidated total	$12,468	$11,865

23. Severance and Restructuring Related Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $34 million and $60 million of severance and

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

restructuring costs during the quarterly and year-to-date periods ended September 29, 2017, respectively, with respect to approximately 1100 employees. During the year ended December 31, 2016, the Company recorded a total of $17 million of severance and restructuring related costs with respect to approximately 700 employees. Severance and restructuring related costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $30 million at September 29, 2017 and $9 million at December 31, 2016, which is expected to be paid primarily by the second quarter of 2018. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions)
Reportable Segment
Electronic Systems	$4	$2	$9	$4
Aerospace Systems(1)	15	1	16	1
Communication Systems	15	1	33	3
Sensor Systems	—	1	2	3
Consolidated	$34	$5	$60	$11
(1)	The severance and restructuring related costs incurred during the quarterly period ended September 29, 2017 includes $2 million of curtailment losses. See Note 19 for additional information.

24. Subsequent Event

On October 16, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business.

25. Condensed Combining Financial Information of L3 and Its Subsidiaries

The debt of L3, including the Senior Notes and borrowings under amounts drawn against the Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the Guarantor Subsidiaries). See Note 9 to the audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the Non-Guarantor Subsidiaries) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.

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
	(in millions)
Condensed Combining Balance Sheets:
At September 29, 2017:
Current assets:
Cash and cash equivalents	$197	$11	$254	$(23)	$439
Billed receivables, net	249	337	190	—	776
Contracts in process	768	1,182	323	—	2,273
Other current assets	263	227	121	—	611
Total current assets	1,477	1,757	888	(23)	4,099
Goodwill	2,221	3,225	1,206	—	6,652
Other assets	695	605	417	—	1,717
Investment in and amounts due from consolidated subsidiaries	6,279	5,087	—	(11,366)	—
Total assets	$10,672	$10,674	$2,511	$(11,389)	$12,468
Current liabilities	$788	$953	$565	$(23)	$2,283
Amounts due to consolidated subsidiaries	—	—	416	(416)	—
Other long-term liabilities	1,556	203	28	—	1,787
Long-term debt	3,329	—	—	—	3,329
Total liabilities	5,673	1,156	1,009	(439)	7,399
L3 shareholders’ equity	4,999	9,518	1,502	(11,020)	4,999
Noncontrolling interests	—	—	—	70	70
Total equity	4,999	9,518	1,502	(10,950)	5,069
Total liabilities and equity	$10,672	$10,674	$2,511	$(11,389)	$12,468

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2016:
Current assets:
Cash and cash equivalents	$291	$1	$207	$(136)	$363
Billed receivables, net	261	285	185	—	731
Contracts in process	694	1,125	236	—	2,055
Other current assets	236	187	125	—	548
Total current assets	1,482	1,598	753	(136)	3,697
Goodwill	2,231	3,321	1,008	—	6,560
Other assets	705	591	312	—	1,608
Investment in and amounts due from consolidated subsidiaries	5,798	5,336	—	(11,134)	—
Total assets	$10,216	$10,846	$2,073	$(11,270)	$11,865
Current liabilities	$789	$1,022	$460	$(136)	$2,135
Amounts due to consolidated subsidiaries	—	—	119	(119)	—
Other long-term liabilities	1,549	200	32	—	1,781
Long-term debt	3,325	—	—	—	3,325
Total liabilities	5,663	1,222	611	(255)	7,241
L3 shareholders’ equity	4,553	9,624	1,462	(11,086)	4,553
Noncontrolling interests	—	—	—	71	71
Total equity	4,553	9,624	1,462	(11,015)	4,624
Total liabilities and equity	$10,216	$10,846	$2,073	$(11,270)	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended September 29, 2017:
Total net sales	$840	$1,481	$408	$(83)	$2,646
Total cost of sales	(746)	(1,390)	(343)	83	(2,396)
Goodwill impairment charge	—	(187)	—	—	(187)
Operating income (loss)	94	(96)	65	—	63
Interest expense	(42)	—	(1)	—	(43)
Interest and other income, net	7	—	(1)	—	6
Income (loss) from continuing operations before income taxes	59	(96)	63	—	26
Provision (benefit) for income taxes	(12)	24	(12)	—	—
Equity in net loss of consolidated subsidiaries	(24)	—	—	24	—
Income (loss) from continuing operations	23	(72)	51	24	26
Loss from discontinued operations, net of income tax	(1)	—	—	—	(1)
Net income (loss)	22	(72)	51	24	25
Net income attributable to noncontrolling interests	—	—	—	(3)	(3)
Net income (loss) attributable to L3	$22	$(72)	$51	$21	$22
Comprehensive income (loss) attributable to L3	$85	$(67)	$100	$(33)	$85

For the quarter ended September 23, 2016:
Total net sales	$877	$1,258	$444	$(74)	$2,505
Total cost of sales	(801)	(1,182)	(381)	74	(2,290)
Operating income	76	76	63	—	215
Interest expense	(40)	—	(1)	—	(41)
Interest and other income, net	4	—	2	—	6
Income before income taxes	40	76	64	—	180
Provision for income taxes	(7)	(12)	(10)	—	(29)
Equity in net income of consolidated subsidiaries	115	—	—	(115)	—
Net income	148	64	54	(115)	151
Net income attributable to noncontrolling interests	—	—	—	(3)	(3)
Net income attributable to L3	$148	$64	$54	$(118)	$148
Comprehensive income attributable to L3	$125	$64	$24	$(88)	$125

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date period ended September 29, 2017:
Total net sales	$2,603	$4,500	$1,201	$(257)	$8,047
Total cost of sales	(2,334)	(4,146)	(1,009)	257	(7,232)
Goodwill impairment charge	—	(187)	—	—	(187)
Operating income	269	167	192	—	628
Interest expense	(126)	(1)	(1)	—	(128)
Interest and other income, net	12	—	3	—	15
Income from continuing operations before income taxes	155	166	194	—	515
Provision for income taxes	(34)	(37)	(43)	—	(114)
Equity in net income of consolidated subsidiaries	268	—	—	(268)	—
Income from continuing operations	389	129	151	(268)	401
Loss from discontinued operations, net of income tax	(1)	—	—	—	(1)
Net income	388	129	151	(268)	400
Net income attributable to noncontrolling interests	—	—	—	(12)	(12)
Net income attributable to L3	$388	$129	$151	$(280)	$388
Comprehensive income attributable to L3	$541	$134	$273	$(407)	$541

For the year-to-date period ended September 23, 2016:
Total net sales	$2,602	$3,817	$1,307	$(204)	$7,522
Total cost of sales	(2,343)	(3,545)	(1,124)	204	(6,808)
Operating income	259	272	183	—	714
Interest expense	(124)	—	(1)	—	(125)
Interest and other income, net	10	—	5	—	15
Debt retirement charge	(5)	—	—	—	(5)
Income from continuing operations before income taxes	140	272	187	—	599
Provision for income taxes	(31)	(59)	(40)	—	(130)
Equity in net income of consolidated subsidiaries	413	—	—	(413)	—
Income from continuing operations	522	213	147	(413)	469
Income from discontinued operations, net of income tax	—	63	—	—	63
Net income	522	276	147	(413)	532
Net income attributable to noncontrolling interests	—	—	—	(10)	(10)
Net income attributable to L3	$522	$276	$147	$(423)	$522
Comprehensive income attributable to L3	$529	$287	$120	$(407)	$529

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the year-to-date period ended September 29, 2017:
Operating activities:
Net cash from operating activities from continuing operations	$240	$275	$193	$(41)	$667
Investing activities:
Business acquisitions, net of cash acquired	(291)	—	—	—	(291)
Proceeds from sale of businesses, net of closing date cash balances	17	—	1	—	18
Other investing activities	(59)	(12)	(22)	—	(93)
Net cash used in investing activities from continuing operations	(333)	(12)	(21)	—	(366)
Financing activities:
Common stock repurchased	(91)	—	—	—	(91)
Dividends paid on L3's common stock	(178)	—	—	—	(178)
Other financing activities	270	(253)	(141)	154	30
Net cash from (used in) financing activities from continuing operations	1	(253)	(141)	154	(239)
Effect of foreign currency exchange rate changes on cash	—	—	16	—	16
Net decrease in cash and cash equivalents of discontinued operations	(2)	—	—	—	(2)
Net (decrease) increase in cash	(94)	10	47	113	76
Cash and cash equivalents, beginning of the period	291	1	207	(136)	363
Cash and cash equivalents, end of the period	$197	$11	$254	$(23)	$439

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
			(in millions)
For the year-to-date period ended September 23, 2016:
Operating activities:
Net cash from operating activities from continuing operations	$203	$301	$159	$(77)	$586
Investing activities:
Business acquisitions, net of cash acquired	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balances	563	—	(2)	—	561
Other investing activities	(27)	(47)	(30)	—	(104)
Net cash from (used in) investing activities from continuing operations	509	(47)	(32)	—	430
Financing activities:
Redemption of senior notes	(305)	—	—	—	(305)
Common stock repurchased	(326)	—	—	—	(326)
Dividends paid on L3's common stock	(166)	—	—	—	(166)
Other financing activities	136	(198)	(50)	156	44
Net cash used in financing activities from continuing operations	(661)	(198)	(50)	156	(753)
Effect of foreign currency exchange rate changes on cash	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents of discontinued operations	—	(56)	—	—	(56)
Net increase in cash	51	—	74	79	204
Cash and cash equivalents, beginning of the period	137	—	165	(95)	207
Cash and cash equivalents, end of the period	$188	$—	$239	$(16)	$411

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L3’s Business

L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

At December 31, 2016, we had the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Effective March 1, 2017, we realigned our Electronic Systems segment, which was separated into two segments named: (1) Electronic Systems and (2) Sensor Systems. Accordingly, our current structure consists of the following four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. We have reported our segment results for all periods presented under the realigned business segments for the prior year to be consistent with the current presentation.

Electronic Systems provides a broad range of products and services for military and commercial customers in several niche markets across several business areas. The Electronic Systems business areas are Precision Engagement Systems, Power & Propulsion Systems, Aviation Products, Security & Detection Systems and Total Training Solutions.

Aerospace Systems delivers integrated solutions for the global ISR market and provides engineering, modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. During the third quarter of 2017, we restructured the businesses within its Aerospace Systems segment to streamline operations by consolidating most of the Aircraft Systems sector into the ISR Systems sector, which has been renamed Mission Integration. The restructured Aerospace Systems business areas are Advanced Systems, MAS, Mission Integration and Vertex Aerospace.

Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical space, airborne, ground and sea-based communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Advanced Communications and Space & Power Systems.

Sensor Systems provides diverse sensor technologies for the land, sea, air, space and cyber domains to military and commercial customers. During the third quarter of 2017, we realigned the business areas within its Sensor Systems segment. The realigned Sensor Systems business areas are Advanced Programs & BD, Space & Sensor Systems, Airborne Turrets, Intelligence & Mission Systems, Maritime Sensor Systems and Warrior Sensor Systems.

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

For the year ended December 31, 2016, we generated sales of $10,511 million and our primary end customer was the DoD. The table below presents a summary of our consolidated 2016 sales by major category of end customer and the percent contributed by each category to our consolidated 2016 sales.

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

Future DoD budgets and spending levels are determined by a number of factors beyond our control, including, but not limited to changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities, emerging national security and global threats and defense deployment requirements. On May 23, 2017, the Trump Administration submitted its FY 2018 DoD budget request (Budget Request) to Congress. The Budget Request included a $574 billion base budget and a $65 billion OCO budget for a total FY 2018 DoD budget of $639 billion, an increase of 5% compared to the total FY 2017 DoD Budget. On June 29, 2017, the House Armed Services Committee (HASC) and Senate Armed Services Committee (SASC) each approved their own drafts of the National Defense Authorization Act (NDAA). Both the HASC and SASC NDAA authorized spending are higher than the Budget Request, and such authorized spending would represent an increase of at least 10% compared to the total FY 2017 DoD Budget. The differences between the HASC and SASC versions of the NDAA were not reconciled nor was the FY 2018 DoD Appropriations bill enacted into law prior to October 1, 2017, the start of the U.S. Government fiscal year. Consequently, the DoD’s FY 2018 funding has been initially addressed by a Continuing Resolution (CR), which expires on December 8, 2017. The CR maintains funding at the current FY 2017 levels and prohibits new program starts and multi-year contract awards for its duration.

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

Sales Trend. For the quarter ended September 29, 2017 (2017 Third Quarter), consolidated net sales of $2,646 million increased by $141 million, or 6%, compared to the quarter ended September 23, 2016 (2016 Third Quarter). Organic sales increased by $103 million, or 4%, for the 2017 Third Quarter. Organic sales exclude $56 million of sales increases related to business acquisitions and $17 million of sales declines related to business divestitures.

For the year-to-date period ended September 29, 2017 (2017 Year-to-Date Period), consolidated net sales of $8,047 million increased by $525 million, or 7%, compared to the year-to-date period ended September 23, 2016 (2016 Year-to-Date Period). Organic sales increased by $401 million, or 5%, for the 2017 Year-to-Date Period. Organic sales exclude $162 million of sales increases related to business acquisitions and $38 million of sales declines related to business divestitures. See “Results of Operations,” including segment results below for a further discussion of sales.

For the year ended December 31, 2016, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 5% of our sales in the 2017 Year-to-Date Period and 4% of our sales for the year ended December 31, 2016, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. During the quarterly period ended September 29, 2017, we were notified that we did not win the recompetition of the Fort Rucker Maintenance Support contract. In September 2017, we filed a protest with the United States Government Accountability Office (GAO) related to the contract. Notwithstanding our protest during the quarterly period ended September 29, 2017, we recorded a pre-tax goodwill impairment charge of $187 million representing all of the Vertex Aerospace reporting unit’s goodwill balance. See Note 8 for additional information. Our period of performance under this contract has been extended to March 31, 2018.

We derived approximately 70% of our 2016 sales from DoD customers, and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. We expect our 2017 consolidated sales to increase by approximately 4% compared to 2016, including an organic sales increase of 2%. We expect organic international sales to decrease by approximately 7% and organic sales to the DoD and U.S. Government to increase by approximately 4%. We expect organic commercial sales to increase by approximately 5% primarily for commercial aviation products.

Operating Income Trend. For the 2017 Third Quarter, our consolidated operating income was $63 million and our consolidated operating margin was 2.4%. Our consolidated operating income and consolidated operating margin for the 2017 Third Quarter were impacted by a pre-tax goodwill impairment charge of $187 million, which is further discussed below. The pre-tax goodwill impairment charge is excluded from segment operating income because it is excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income was $250 million for the 2017 Third Quarter, an increase of 16% from $215 million for the 2016 Third Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 9.4% for the 2017 Third Quarter, an increase of 80 basis points from 8.6% for the 2016 Third Quarter.

For the 2017 Year-to-Date Period, our consolidated operating income was $628 million and our consolidated operating margin was 7.8%. Our consolidated operating income and consolidated operating margin for the 2017 Year-to-Date Period were reduced by a pre-tax goodwill impairment charge of $187 million. Our segment operating income was $815 million for the 2017 Year-to-Date Period, an increase of 14% from $714 million for the 2016 Year-to-Date Period, and our segment operating margin was 10.1% for the 2017 Year-to-Date Period, an increase of 60 basis points from 9.5% for the 2016 Year-to-Date Period. See “Results of Operations”, including segment results below for a further discussion of operating margin.

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

Operating Cash Flow Trend. Operating Cash Flow of $667 million for the 2017 Year-to-Date Period increased by $81 million compared to $586 million for the 2016 Year-to-Date Period. The increase of Operating Cash Flow was due to higher income from continuing operations excluding the non-cash expense related to goodwill impairment, higher cash generated from working capital, partially offset by lower deferred taxes in the 2017 Year-to-Date Period compared to the 2016 Year-to-Date Period.

Other Events

Acquisitions and Divestitures. Our Annual Report on Form 10-K summarizes the business acquisitions and divestitures that we completed during the three years ended December 31, 2016. During the 2017 Year-to-Date Period, we acquired Doss Aviation, Inc., which was renamed L3 Doss Aviation, Inc., which is the sole provider of initial flight training for U.S. Air Force pilots and offers curriculum coursework and flight training for both fixed-wing and unmanned aircraft pilots and weapons officers. We also acquired Adaptive Methods, Inc., which was renamed L3 Adaptive Methods, Inc., which delivers Undersea Warfare (USW) and Anti-Submarine Warfare (ASW) capabilities for U.S. military customers, develops autonomy and sensor payload solutions for use by Unmanned Undersea Vehicles (UUVs) and provides tactical buoy systems for manned and unmanned platforms as well as ASW sonar processing systems and displays and command and control/theatre ASW systems. In addition, we acquired Open Water Power, Inc., which was renamed L3 Open Water Power, Inc., which develops safe and high-energy-density undersea power generation technologies for use UUVs and other maritime platforms. We also acquired OceanServer Technology, Inc., which was renamed L3 OceanServer, Inc., which develops and manufactures autonomous, lightweight UUVs. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our acquisitions and divestitures.

Subsequent Event. On October 16, 2017, our Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business.

Goodwill impairment charge. During the 2017 Third Quarter, the loss of the recompetition of the Fort Rucker Maintenance Support contract indicated that the carrying amount of the goodwill for the Vertex Aerospace reporting unit may not be recoverable. As such, we performed an impairment test for the reporting unit. We calculated the fair value of the reporting unit using a discounted Cash Flow (DCF) valuation approach and compared the fair value to the carrying value and determined that the fair value of the reporting unit was less than the carrying value. We recorded an impairment charge of $187 million ($133 million after income taxes), or $1.67 per diluted share, for the difference between the fair value and the carrying value of the reporting unit, which resulted in an impairment of the entire amount of goodwill for the Vertex Aerospace reporting unit.

The more significant assumptions used in our DCF valuation to determine the fair value of the reporting unit were: (1) detailed three-year Cash Flow projections, (2) expected long-term growth rates and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for the reporting unit and include the estimated risk-free rate of return that is used to discount the future Cash Flow projections to their present values.

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our discontinued operations.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures. Due to the calendarization of our fiscal quarter end dates, the 2017 Year-to-Date Period had 2% more business days compared to the 2016 Year-to-Date Period. The extra days for the 2017 Year-to-Date Period will reverse in the quarterly period ended December 31, 2017.

Consolidated Results of Operations

The table below provides L3’s selected financial data, excluding discontinued operations, for the 2017 Third Quarter compared with the 2016 Third Quarter and the 2017 Year-to-Date Period compared to the 2016 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
(in millions, except per share data)	September 29, 2017	September 23, 2016	Increase/ (decrease)		September 29, 2017	September 23, 2016	Increase/ (decrease)
Net sales	$2,646	$2,505	6%		$8,047	$7,522	7%
Operating income	63	215	(71)%		628	714	(12)%
Goodwill impairment charge	187	―	nm		187	―	nm
Segment operating income	$250	$215	16%		$815	$714	14%
Operating margin	2.4%	8.6%	(620)	bpts	7.8%	9.5%	(170)	bpts
Segment operating margin	9.4%	8.6%	80	bpts	10.1%	9.5%	60	bpts
Interest expense and other	$(37)	$(35)	6%		$(113)	$(115)	(2)%
Effective income tax rate	― %	16.1%	nm		22.1%	21.7%	40	bpts
Net income from continuing operations attributable to L3	$23	$148	(84)%		$389	$459	(15)%
Adjusted net income from continuing operations attributable to L3(1)	$156	$148	5%		$522	$459	14%
Diluted earnings per share from continuing operations	$0.29	$1.88	(85)%		$4.88	$5.83	(16)%
Adjusted diluted earnings per share from continuing operations(1)	$1.96	$1.88	4%		$6.55	$5.83	12%
Diluted weighted average common shares outstanding	79.8	78.8	1%		79.6	78.7	1%

(1)	Non-GAAP metric that excludes the goodwill impairment charge for Vertex Aerospace. See the table on page 45 for a reconciliation and a discussion of why this information is presented.
nm − not meaningful

Net Sales: For the 2017 Third Quarter, consolidated net sales of $2,646 million increased $141 million, or 6%, compared to the 2016 Third Quarter, including organic sales growth of 4%. Organic sales exclude $56 million of sales increases related to business acquisitions and $17 million of sales declines related to business divestitures. For the 2017 Third Quarter, organic sales to the U.S. Government increased $82 million, or 4%, to $1,945 million, and organic sales to international and commercial customers increased $20 million, or 3%, to $645 million.

Sales from products increased by $81 million to $1,581 million for the 2017 Third Quarter, compared to $1,500 million for the 2016 Third Quarter. Sales from products represented approximately 60% of consolidated net sales for both the 2017 Third Quarter and the 2016 Third Quarter. Sales from products increased by: (1) $35 million for Total Training Solutions primarily due to higher volume on commercial flight simulators, (2) $25 million primarily driven by Broadband Communication Systems due to increased deliveries of secure networked communication systems primarily for the U.S. DoD, (3) $34 million due to business acquisitions, net of divestitures, and (4) $19 million due to higher volume for space electronics products and higher deliveries of night vision equipment primarily to the Australian Defence Force (ADF). These increases were partially offset by decreases of: (1) $17 million for Mission Integration due to lower volume of aircraft modifications, primarily for the U.S. Army and U.S. Air Force (USAF) Compass Call aircraft and ADF C-27J aircraft, and small ISR aircraft systems for the U.S. Army, and (2) $15 million for lower deliveries of airborne turret systems primarily to foreign militaries.

Sales from services increased by $60 million to $1,065 million for the 2017 Third Quarter, compared to $1,005 million for the 2016 Third Quarter. Sales from services represented approximately 40% of consolidated net sales for both the 2017 Third Quarter and the 2016 Third Quarter. Sales from services increased primarily due to higher volume of $37 million on the USAF KC-10 contractor logistics support contract at Vertex Aerospace. Sales from services increased $5 million due to business acquisitions, net of divestitures.

For the 2017 Year-to-Date Period, consolidated net sales of $8,047 million increased $525 million, or 7%, compared to the 2016 Year-to-Date Period. Organic sales increased by $401 million, or 5%, to $7,886 million for the 2017 Year-to-Date Period. Organic sales exclude $162 million of sales increases related to business acquisitions and $38 million of sales declines related to business divestitures. For the 2017 Year-to-Date Period, organic sales to the U.S. Government increased $390 million, or 7%, to $5,877 million, and organic sales to international and commercial customers increased $11 million, or 1%, to $2,009 million.

Sales from products increased by $298 million to $4,859 million for the 2017 Year-to-Date Period, compared to $4,561 million for the 2016 Year-to-Date Period. Sales from products represented approximately 60% of consolidated net sales for both the 2017 Year-to-Date Period and the 2016 Year-to-Date Period. Sales from products increased by $139 million for Broadband Communication Systems, $127 million for Total Training Solutions, $69 million for Precision Engagement Systems and $25 million for space electronic products due to trends similar to the 2017 Third Quarter. Sales from products increased $106 million due to business acquisitions, net of divestitures. These increases were partially offset by sales decreases of $160 million for Mission Integration due to trends similar to the 2017 Third Quarter and due to the procurement and delivery of two business jets to a foreign military customer in the 2016 second quarter that did not recur.

Sales from services increased by $227 million to $3,188 million for the 2017 Year-to-Date Period, compared to $2,961 million for the 2016 Year-to-Date Period. Sales from services represented approximately 40% of consolidated net sales for both the 2017 Year-to-Date Period and the 2016 Year-to-Date Period. Sales from services increased primarily by: (1) $90 million for Vertex Aerospace due to trends similar to the 2017 Third Quarter, (2) $37 million for Total Training Solutions due to increased support services for the Flight School XXI and E-3 Dragon programs, (3) $22 million for Space & Sensor Systems primarily due to increased sales support work at ForceX, and (4) $18 million due to business acquisitions, net of divestitures. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Consolidated operating income for the 2017 Third Quarter decreased by $152 million, or 71%, compared to the 2016 Third Quarter. Segment operating income for the 2017 Third Quarter increased by $35 million, or 16%, compared to the 2016 Third Quarter. Segment operating margin increased by 80 basis points to 9.4% for the 2017 Third Quarter, compared to 8.6% for the 2016 Third Quarter. The increase in segment operating margin was driven primarily by improved contract performance, primarily at Communication Systems and a pre-tax charge in Sensor Systems for a settlement of the class action litigation related to EoTech recorded in the 2016 Third Quarter that did not recur. These increases were partially offset by severance and restructuring costs of $35 million, primarily at Communication Systems and Aerospace Systems.

Consolidated operating income for the 2017 Year-to-Date Period decreased by $86 million, or 12%, compared to the 2016 Year-to-Date Period. Segment operating income for the 2017 Year-to-Date Period increased $101 million, or 14%, compared to the 2016 Year-to-Date Period. Segment operating margin increased by 60 basis points to 10.1% for the 2017 Year-to-Date Period, compared to 9.5% for the 2016 Year-to-Date Period. The increase in segment operating margin was primarily driven by a pre-tax charge for a settlement of the class action litigation related to EoTech that did not recur and lower return allowances related to a voluntary returns program, which ended in the first quarter of 2017, and improved contract performance, primarily for Communication Systems and Sensor Systems. See the reportable segment results below for additional discussion of operating margin trends.

Interest expense and other: Interest expense and other for the 2017 Third Quarter increased by $2 million, primarily due to higher average interest rates on outstanding debt.

Interest expense and other for the 2017 Year-to-Date Period declined by $2 million, primarily due to $5 million debt retirement charge as a result of the redemption of $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016 in the second quarter of 2016, partially offset by higher average interest rates on outstanding debt.

Effective income tax rate: The effective tax rate for the 2017 Third Quarter was approximately 0%, and therefore not meaningful because we recorded an income tax benefit related to the goodwill impairment charge at Vertex Aerospace. Excluding the goodwill impairment charge and related income tax benefits, the effective tax rate would have increased to 24.9%, compared to 16.1% for the 2016 Third Quarter due to $17 million of tax benefits for the reversal of previously accrued amounts in the 2016 Third Quarter related to various U.S. Federal, foreign and state tax matters that did not recur.

The effective tax rate for the 2017 Year-to-Date Period increased to 22.1% from 21.7% for the same period last year. Excluding the goodwill impairment charge and related income tax benefits, the effective tax rate would have increased to 23.8% due to prior year tax benefits of $21 million for the reversal of certain previously accrued amounts related to various U.S. Federal, foreign and state tax matters that did not recur, which were partially offset by a lower effective tax rate on foreign earnings.

Diluted Earnings Per Share (EPS) from continuing operations: Diluted EPS from continuing operations was $0.29 for the 2017 Third Quarter, compared to $1.88 for the 2016 Third Quarter. Adjusted diluted EPS from continuing operations increased 4% to $1.96.

Diluted EPS from continuing operations was $4.88 for the 2017 Year-to-Date Period, compared to $5.83 for the 2016 Year-to-Date Period. Adjusted diluted EPS from continuing operations increased 12% to $6.55.

The table below presents a reconciliation of net income from continuing operations attributable to L3 to adjusted net income from continuing operations attributable to L3 and diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(in millions, except per share data)
Diluted EPS from continuing operations attributable to L3's common stockholders	$0.29	$1.88	$4.88	$5.83
EPS impact of the goodwill impairment charge(1)	1.67	—	1.67	—
Adjusted diluted EPS from continuing operations(2)	$1.96	$1.88	$6.55	$5.83

Net income from continuing operations attributable to L3	$23	$148	$389	$459
Goodwill impairment charge(1)	133	—	133	—
Adjusted net income from continuing operations attributable to L3(2)	$156	$148	$522	$459

(1) Goodwill impairment charge	$(187)		$(187)
Tax benefit	54		54
After-tax impact	(133)		(133)
Diluted weighted average common shares outstanding	79.8		79.6
Per share impact(3)	$(1.67)		$(1.67)
(2)
Adjusted diluted EPS is diluted EPS attributable to L3’s common stockholders, excluding the goodwill impairment charge related to Vertex Aerospace. Adjusted net income attributable to L3 is net income attributable to L3, excluding the goodwill impairment charge related to Vertex Aerospace. These amounts are not calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the goodwill impairment charge affects the comparability of the results of operations for 2017 to the results of operations for 2016. We also believe that disclosing net income and diluted EPS excluding the goodwill impairment charge will allow investors to more easily compare the 2017 results to the 2016 results. However, these measures may not be defined or calculated by other companies in the same manner.

(3)	Amounts may not calculate directly due to rounding.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2017 Third Quarter and 2017 Year-to-Date Period increased 1% compared to the same periods last year, due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals.

	Third Quarter Ended		Year-to-Date Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
	(dollars in millions)
Net sales:(1)
Electronic Systems	$715	$635	$2,220	$1,890
Aerospace Systems	1,025	1,012	3,096	3,165
Communication Systems	540	504	1,626	1,470
Sensor Systems	366	354	1,105	997
Consolidated net sales	$2,646	$2,505	$8,047	$7,522
Operating income:
Electronic Systems	$103	$88	$299	$256
Aerospace Systems	57	56	196	232
Communication Systems	42	40	170	143
Sensor Systems	48	31	150	83
Total segment operating income	250	215	815	714
Goodwill impairment charge	(187)	—	(187)	—
Consolidated operating income	$63	$215	$628	$714
Operating margin:
Electronic Systems	14.4%	13.9%	13.5%	13.5%
Aerospace Systems	5.6%	5.5%	6.3%	7.3%
Communication Systems	7.8%	7.9%	10.5%	9.7%
Sensor Systems	13.1%	8.8%	13.6%	8.3%
Total segment operating margin	9.4%	8.6%	10.1%	9.5%
Goodwill impairment charge	(7.0)%	—%	(2.3)%	—%
Consolidated operating margin	2.4%	8.6%	7.8%	9.5%
(1)	Net sales after intercompany eliminations.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 29, 2017	September 23, 2016	Increase		September 29, 2017	September 23, 2016	Increase
	(dollars in millions)
Net sales	$715	$635	13%		$2,220	$1,890	17%
Operating income	$103	$88	17%		$299	$256	17%
Operating margin	14.4%	13.9%	50	bpts	13.5%	13.5%	—	bpts

Electronic Systems net sales for the 2017 Third Quarter increased by $80 million, or 13%, compared to the 2016 Third Quarter. Organic sales increased by $51 million, or 8%, compared to the 2016 Third Quarter. Organic sales exclude $47 million of sales increases related to business acquisitions and $18 million of sales declines related to business divestitures. Organic sales increased by: (1) $38 million for Total Training Solutions primarily due to higher volume on commercial flight simulators, (2) $19 million for Precision Engagement Systems primarily due to increased deliveries of fuzing and ordnance products for the U.S. Army and (3) $13 million for Power & Propulsion primarily due to higher volume for U.S. Navy (USN) power conversion and distribution systems. These increases were partially offset primarily by a $19 million decrease at Security & Detection due to lower deliveries of airport screening devices to the U.S Transportation Security Administration and international customers.

Electronic Systems operating income for the 2017 Third Quarter increased by $15 million, or 17%, compared to the 2016 Third Quarter. Operating margin increased by 50 basis points to 14.4%. Operating margin increased by 110 basis points primarily due to higher sales volume and mix changes at Power & Propulsion Systems and Aviation Products, partially offset by 60 basis points due to severance costs of $4 million.

Electronic Systems net sales for the 2017 Year-to-Date Period increased by $330 million, or 17%, compared to the 2016 Year-to-Date Period. Organic sales increased by $225 million, or 12%, compared to the 2016 Year-to-Date Period. Organic sales exclude $143 million of sales increases related to business acquisitions and $38 million of sales declines related to business divestitures. Organic sales increased by: (1) $136 million for Total Training Solutions due to higher volume on commercial flight simulators and training systems for the USAF and deliveries of training systems for the U.S. Army’s Flight School XXI program, (2) $77 million for Precision Engagement Systems primarily due to trends similar to the 2017 Third Quarter and guidance and control products primarily for the USAF and foreign militaries, (3) $39 million for Power & Propulsion primarily due to trends similar to the 2017 Third Quarter and higher volume for surface ship bridge system upgrades and guided destroyer modernization program, and (4) $22 million for Aviation Products primarily due to deliveries of aviation recorders and traffic and collision avoidance systems for commercial airline customers. These increases were partially offset by a $49 million decrease at Security & Detection due to trends similar to the 2017 Third Quarter and timing of deliveries of cargo screening devices to international customers.

Electronic Systems operating income for the 2017 Year-to-Date Period increased by $43 million, or 17%, compared to the 2016 Year-to-Date Period. Operating margin for the 2017 Year-to-Date Period and 2016 Year-to-Date Period was 13.5%. Higher sales volume and mix changes, primarily for Power & Propulsion Systems and Aviation Products increased operating margin by 140 basis points and were offset by lower margins related to acquisitions, higher severance costs of $5 million and lower favorable contract performance adjustments across several business areas.

Aerospace Systems

	Third Quarter Ended				Year-to-Date Ended
	September 29, 2017	September 23, 2016	Increase		September 29, 2017	September 23, 2016	Decrease
	(dollars in millions)
Net sales	$1,025	$1,012	1%		$3,096	$3,165	(2)%
Operating income	$57	$56	2%		$196	$232	(16)%
Operating margin	5.6%	5.5%	10	bpts	6.3%	7.3%	(100	)bpts

During the 2017 Third Quarter, we restructured Aerospace Systems to streamline operations by consolidating most of the Aircraft Systems sector into the ISR Systems sector, which has been renamed Mission Integration. We incurred employee severance costs of $15 million in connection with the restructuring.

Aerospace Systems net sales for the 2017 Third Quarter increased by $13 million, or 1%, compared to the 2016 Third Quarter. Sales increased $28 million for Vertex Aerospace partially offset by lower sales of $15 million for Mission Integration. Sales increased for Vertex Aerospace primarily due to higher volume on the USAF KC-10 contractor logistics support contract, partially offset by reduced deliveries for UH-1Y aircraft cabin assemblies. Sales decreased for Mission Integration due to lower volume, primarily for the USAF Compass Call aircraft, Australian Defence Force (ADF) C-27J aircraft and small ISR aircraft systems for the U.S. Army. These decreases were partially offset by higher volume for large ISR aircraft systems and small ISR aircraft fleet management services for the DoD.

Aerospace Systems operating income for the 2017 Third Quarter remained substantially the same as the 2016 Third Quarter. Operating margin increased by 10 basis points to 5.6%. Operating margin increased 140 basis points due to improved contract performance primarily at Mission Integration and increased sales volume and mix changes for Vertex Aerospace. These increases were partially offset by 130 basis points primarily due to severance costs of $15 million.

Aerospace Systems net sales for the 2017 Year-to-Date Period decreased by $69 million, or 2%, compared to the 2016 Year-to-Date Period. Sales decreased $128 million for Mission Integration partially offset by higher sales of $59 million for Vertex Aerospace. Sales decreased for Mission Integration due to trends similar to the 2017 Third Quarter and due to the procurement and delivery of two business jets to a foreign military customer in the 2016 second quarter that did not recur. Sales increased for Vertex Aerospace due to trends similar to the 2017 Third Quarter.

Aerospace Systems operating income for the 2017 Year-to-Date Period decreased by $36 million, or 16%, compared to the 2016 Year-to-Date Period. Operating margin decreased by 100 basis points to 6.3%. Operating margin decreased by: (1) 60 basis points due to severance costs of $15 million and (2) 40 basis points primarily due to lower favorable contract performance adjustments during the 2017 Year-to-Date Period compared to the prior year period.

Communication Systems

	Third Quarter Ended				Year-to-Date Ended
	September 29, 2017	September 23, 2016	Increase/ (decrease)		September 29, 2017	September 23, 2016	Increase
	(dollars in millions)
Net sales	$540	$504	7%		$1,626	$1,470	11%
Operating income	$42	$40	5%		$170	$143	19%
Operating margin	7.8%	7.9%	(10	)bpts	10.5%	9.7%	80	bpts

Communication Systems net sales for the 2017 Third Quarter increased by $36 million, or 7%, compared to the 2016 Third Quarter. The increase was primarily driven by Broadband Communication Systems due to increased deliveries of secure networked communication systems primarily for the U.S. DoD.

Communication Systems operating income for the 2017 Third Quarter increased by $2 million, or 5%, compared to the 2016 Third Quarter. Operating margin decreased by 10 basis points to 7.8%. Severance and restructuring costs of $15 million primarily related to the EDD/ETI Traveling Wave Tube (TWT) businesses consolidation decreased operating margin by 280 basis points. Sales mix changes partially offset by improved contract performance, primarily in Space & Power Systems and Broadband Communication Systems increased operating margin by 270 basis points.

Communication Systems net sales for the 2017 Year-to-Date Period increased by $156 million, or 11%, compared to the 2016 Year-to-Date Period due to trends similar to the 2017 Third Quarter.

Communication Systems operating income for the 2017 Year-to-Date Period increased by $27 million, or 19%, compared to the 2016 Year-to-Date Period. Operating margin increased by 80 basis points to 10.5%. Consolidation activities related to the EDD/ETI TWT businesses increased operating margin by 80 basis points consisting of: (1) an increase in operating income of 260 basis points related to a pre-tax gain of $42 million on the sale of the property in San Carlos, California, in the second quarter of 2017 and (2) a decrease in operating margin of 180 basis points related to severance and restructuring costs of $30 million.

Sensor Systems

	Third Quarter Ended				Year-to-Date Ended
	September 29, 2017	September 23, 2016	Increase		September 29, 2017	September 23, 2016	Increase
	(dollars in millions)
Net sales	$366	$354	3%		$1,105	$997	11%
Operating income	$48	$31	55%		$150	$83	81%
Operating margin	13.1%	8.8%	430	bpts	13.6%	8.3%	530	bpts

Sensor Systems net sales for the 2017 Third Quarter increased by $12 million, or 3%, compared to the 2016 Third Quarter. Organic sales increased by $3 million, or 1%, compared to the 2016 Third Quarter. Organic sales exclude $9 million of sales increases related to business acquisitions. Organic sales increased by $15 million due to higher volume for space electronics products and $7 million due to higher deliveries of night vision equipment primarily to the ADF. These increases were offset by $19 million of lower deliveries of airborne turret systems primarily to foreign militaries.

Sensor Systems operating income for the 2017 Third Quarter increased by $17 million, or 55%, compared to the 2016 Third Quarter. Operating margin increased by 430 basis points to 13.1% primarily due to a $14 million pre-tax charge for a settlement of the class action litigation related to EoTech recorded in the 2016 Third Quarter that did not recur.

Sensor Systems net sales for the 2017 Year-to-Date Period increased by $108 million, or 11%, compared to the 2016 Year-to-Date Period. Organic sales increased by $91 million, or 9%, compared to the 2016 Year-to-Date Period.

Organic sales exclude $17 million of sales increases related to business acquisitions. Organic sales increased primarily due to increased task order volume on U.S. Government contracts, higher volume for space electronics products and increased deliveries of airborne turret systems to the USAF and foreign militaries.

Sensor Systems operating income for the 2017 Year-to-Date Period increased by $67 million, or 81%, compared to the 2016 Year-to-Date Period. Operating margin increased by 530 basis points to 13.6%. Operating margin increased by: (1) 230 basis points due to a pre-tax charge for a settlement of the class action litigation related to EoTech and lower return allowances related to a voluntary returns program, which ended in the first quarter of 2017, (2) 170 basis points primarily for improved contract performance at Maritime Sensor Systems and (3) 130 basis points primarily due to higher sales volume and mix changes primarily airborne turret systems.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 29, 2017, we had total cash and cash equivalents of $439 million as compared to $363 million at December 31, 2016. While no amounts of the cash and cash equivalents are considered restricted, $280 million of cash was held by our foreign subsidiaries at September 29, 2017. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary sources of liquidity are Cash Flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At September 29, 2017, we had the full availability of our Credit Facility. We generated $667 million of net cash from operating activities from continuing operations during the 2017 Year-to-Date Period, and we received net cash proceeds of $67 million substantially all from the sale of the property in San Carlos, California, and $18 million primarily from the divestitures of Coleman and Aviation Jet Services. Significant cash uses during the 2017 Year-to-Date Period included $291 million related to business acquisitions, $178 million related to the payment of dividends, $154 million related to capital expenditures and $91 million to repurchase shares of our common stock.

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

Balance Sheet

Billed receivables increased by $45 million to $776 million at September 29, 2017, from $731 million at December 31, 2016, primarily due to the timing of billings and collections for Vertex Aerospace, Total Training Solutions, Power & Propulsion Systems, Precision Engagement Systems, Mission Integration, $11 million for foreign currency translation adjustments and $9 million for business acquisitions. These increases were partially offset by decreases for Warrior Systems, Airborne Turrets, and Security & Detection Systems.

Contracts in process increased by $218 million to $2,273 million at September 29, 2017, from $2,055 million at December 31, 2016. During the 2017 Year-to-Date Period, contracts in process increased: (1) $31 million for business acquisitions, (2) $14 million for foreign currency translation adjustments and (3) $183 million comprised of:

•	increases of $154 million in inventoried contract costs primarily due to the timing of deliveries for Space & Power Systems, Broadband Communication Systems, Vertex Aerospace, Precision Engagement Systems and Airborne Turrets, and
•	increases of $29 million in unbilled contract receivables primarily due to sales exceeding billings for Total Training Solutions, Maritime & Sensor Systems, Airborne Turrets, and Precision Engagement Systems, partially offset by billings exceeding sales for Security & Detection Systems, Power & Propulsion Systems, and Mission Integration.

These increases were partially offset by the Coleman divestiture, which decreased contracts in process by $10 million.

L3’s receivables days sales outstanding (DSO) was 68 at September 29, 2017, compared with 66 at December 31, 2016 and 74 at September 23, 2016. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (371 days at September 29, 2017, 366 days at December 31, 2016 and 364 days at September 23, 2016). Our trailing 12 month pro forma sales were $11,110 million at September 29, 2017, $10,655 million at December 31, 2016 and $10,393 million at September 23, 2016. The increase in DSO during the 2017 Year-to-Date Period was primarily due to an increase in billed and unbilled receivables, which is discussed above, partially offset by the increase of our trailing 12 month pro forma sales.

Inventories increased by $62 million to $392 million at September 29, 2017, from $330 million at December 31, 2016, due to acquisitions, primarily the ETD business acquisitions and for Security & Detection Systems primarily for support services to the customer installed base and for Warrior Sensor Systems to support customer demand.

Goodwill increased by $92 million to $6,652 million at September 29, 2017 from $6,560 million at December 31, 2016. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Balance at December 31, 2016(1)	$2,644	$1,360	$1,023	$1,533	$6,560
Business acquisitions(2)	129	―	―	70	199
Business dispositions(3)	(12)	―	―	―	(12)
Foreign currency translation adjustments(4)	58	17	―	17	92
Impairment charge(5)	―	(187)	―	―	(187)
Balance at September 29, 2017	$2,819	$1,190	$1,023	$1,620	$6,652
(1)	The business realignment during the quarterly period ended March 31, 2017 in the Electronic Systems segment resulted in a reallocation of goodwill due to changes in reporting units. Goodwill was reallocated to the affected reporting units based upon their relative fair value. The changes to reporting units did not result in a goodwill impairment of any reporting unit.
(2)	The increase for the Electronic Systems segment was due to the acquisitions of the ETD and Doss Aviation businesses and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. The increase for the Sensor Systems segment was primarily due to the Adaptive Methods, Open Water Power and OceanServer business acquisitions.
(3)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(4)	The increase in the Electronic Systems segment was due to the weakening of the U.S. dollar against the British pound and the Canadian dollar during the 2017 Year-to-Date Period. The increase in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the 2017 Year-to-Date Period. The increase in the Sensor Systems segment was due to the weakening of the U.S. dollar against the Euro, the British pound and the Australian dollar during the 2017 Year-to-Date Period.
(5)	See Note 8 for a discussion of the Vertex Aerospace goodwill impairment charge recorded during the 2017 Third Quarter.

The increase in identifiable intangible assets was due to $97 million of intangible assets recognized related to the business acquisitions, primarily the Open Water Power, ETD, OceanServer, Doss Aviation and Adaptive Methods business acquisitions, partially offset by the Aviation Jet Services business divestiture, as well as amortization expense.

The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs increased primarily due to the timing of payroll tax payments and vacations, and increased severance due to headcount reductions. These increases were partially offset by: (1) a decrease in accrued salaries and wages due to the timing of payroll dates at the end of the 2017 Third Quarter compared to the end of 2016, and (2) the payment of annual management incentive bonuses during the 2017 Year-to-Date Period.

Other current liabilities decreased primarily due to the securities class action settlement in 2017 Third Quarter.

The increase in deferred tax liabilities was primarily due to the acquisition of non-deductible in-process research and development during the 2017 Year-to-Date Period.

Statement of Cash Flows

2017 Year-to-Date Period Compared with 2016 Year-to-Date Period

The table below provides a summary of our Cash Flows from (used in) operating, investing and financing activities for the periods indicated.

	Year-to-Date Ended
	September 29, 2017	September 23, 2016	Cash Flow Increase/ (decrease)
	(in millions)
Net cash from operating activities from continuing operations	$667	$586	$81
Net cash (used in) from investing activities from continuing operations	(366)	430	(796)
Net cash used in financing activities from continuing operations	(239)	(753)	514

Operating Activities

We generated $667 million of cash from operating activities during the 2017 Year-to-Date Period, an increase of $81 million compared to the 2016 Year-to-Date Period. The increase of cash from operating activities is due to higher income from continuing operations excluding the non-cash expense related to goodwill impairment, higher cash generated from working capital partially offset by lower deferred taxes. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2017 Year-to-Date Period, we used $366 million of cash from investing activities, which included $291 million of cash used for acquisitions and $154 million for capital expenditures, partially offset by $67 million of cash generated substantially all from the sale of the property in San Carlos, California and $18 million from business divestitures. During the 2016 Year-to-Date Period, we generated $430 million of cash, which included $561 million of cash received from business divestitures (primarily NSS), partially offset by $126 million for capital expenditures and $27 million used for the acquisition of Advanced Technical Materials, Inc.

Financing Activities

Debt

At September 29, 2017, total outstanding debt was $3,329 million, compared to $3,325 million at December 31, 2016, all of which was senior debt. At September 29, 2017, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $436 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at September 29, 2017. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 29, 2017, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 29, 2017.

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

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. At September 29, 2017, we were in compliance with our financial and other restrictive covenants.

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

Equity

Repurchases of L3’s common stock under the current share repurchase program are made from time to time at management’s discretion, in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L3’s common stock have been recorded as treasury shares.

The table below presents our repurchases of L3’s common stock during the 2017 Year-to-Date Period. We did not repurchase any shares of common stock from January 1, 2017 through March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock

			(at cost in millions)
April 1 — June 30, 2017	159,738	$164.75	$26
July 1 — September 29, 2017	356,307	$181.51	$65

On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date. We did not repurchase any shares of common stock from September 30, 2017 through October 20, 2017.

During the 2017 Year-to-Date Period, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 13, 2017	March 1, 2017	$0.75	$59	(1)	March 15, 2017
May 9, 2017	May 19, 2017	$0.75	$59	(1)	June 15, 2017
July 19, 2017	August 17, 2017	$0.75	$59	(1)	September 15, 2017
(1)	During the 2017 Year-to-Date Period, we paid $178 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee-held stock awards.

On October 17, 2017, our Board of Directors declared a quarterly cash dividend of $0.75 per share, payable on December 15, 2017 to shareholders of record at the close of business on November 17, 2017.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2017 Year-to-Date Period. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 29, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 29, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L3 of its common stock during the 2017 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
					(in millions)
July 1 — July 31, 2017	—	$	―	—	$1,500
August 1 — August 31, 2017	356,307		181.51	356,307	1,435
September 1 — September 29, 2017	—		—	—	1,435
Total	356,307		181.51	356,307
(1)	The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program auhorized by L3’s Board of Directors on May 8, 2017. The program became effective on July 1, 2017 and has no set expiration date.

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

**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of September 29, 2017 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.

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

Date: October 26, 2017