Form 10-K
period 2017-12-31
L3 TECHNOLOGIES, INC.
filed 2018-02-22
CIK 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of the delinquent filer pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2017, based upon the closing price of the stock on the New York Stock Exchange, was approximately $12.9 billion. For purposes of this calculation, the registrant has assumed that the directors and executive officers are affiliates.

There were 78,223,953 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Shareholders, to be held on May 7, 2018, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2017.

L3 TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

PART I

For convenience purposes in this filing on Form 10-K, references to “L3”, “Company”, “we”, “us” and “our” refer to L3 Technologies, Inc. and its subsidiaries.

Item 1. Business

Overview

L3 Technologies, Inc. (L3 Technologies, Inc. and, together with our subsidiaries, referred to herein as L3) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers.

For the year ended December 31, 2017, we generated sales of $9,573 million, operating income of $1,020 million and cash from continuing operations of $985 million. The table below presents a summary of our 2017 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2017 Sales	% of Total Sales
	(in millions)
DoD	$6,329	66%
Other U.S. Government	368	4
Total U.S. Government	6,697	70
Foreign governments	1,420	15
Commercial — foreign	809	8
Commercial — domestic	647	7
Total sales	$9,573	100%

We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Financial information for our segments, including sales by geographic area, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 to our audited consolidated financial statements.

On October 16, 2017, our Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. We expect to complete a sale in 2018. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion in 2017, $1.3 billion in 2016 and $1.2 billion in 2015. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.

All references made to financial data in this Annual Report on Form 10-K are to L3’s continuing operations, unless otherwise specifically noted.

Business Strategy

Our goal is to build on our strong aerospace & defense company in a focused and disciplined way. We aspire to become a non-traditional sixth prime through teaming arrangements, joint ventures and integrating our capabilities to compete for larger and higher value contracts. The key elements of our growth strategy are summarized in the paragraphs below. Our business is centered around serving our customers’ needs through innovation, quality, dependability and reliability. We believe in and operate under the principles that there are no short cuts to hard work, integrity, accountability and excellence. We believe these principles drive sustainable shareholder value over the long term. We continually evaluate ways to improve our positioning in core markets within Electronic Systems, Aerospace

Systems, Communication Systems and Sensor Systems. We intend to leverage our excellent customer relationships and pursue adjacent market opportunities including, international and commercial markets, through greater cross segment collaboration and integration across the enterprise. We intend to gain market share with innovative and affordable solutions and by building on the trust that results from demonstrated past performance that addresses customer needs. We expect that we will continue to focus our business portfolio around products and systems in core attractive markets, namely defense electronics, ISR and Communications. Financially, our emphasis is to grow sales, operating income, earnings per share and cash flow, as well as increase operating margins. In addition to striving for organic growth, we pursue select acquisitions and divestitures. We also intend to continue to seek new and existing routes for efficiencies through L365 (L3’s operational excellence program) and other cost reduction efforts, in order to streamline our organization for greater agility and adaptability. We believe that these focused actions will enable us to both grow the company and return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Innovative, Agile and Adaptable Culture of Continuous Improvement Focused on Excellence, Integrity and Accountability. A key part of L3’s strategy is an agile, adaptable, and results-driven culture that focuses on meeting or exceeding our customers’ needs. L3 is a unique aerospace and defense company, a federation of highly entrepreneurial businesses, with driven and diverse people providing creative, innovative and affordable solutions in an environment that fosters teamwork and collaboration across the enterprise. Operating with integrity and a commitment to the highest standards of ethical conduct and maintaining strong internal controls are foundational elements of our success. We endeavor to build and maintain the trust of our customers, our shareholders, our employees, suppliers and communities where we live and work every day.

Strengthen and Expand Our Market Positions and Unique Capabilities. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow sales and continue to build upon our strong businesses with durable discriminators that have leading market positions as we strive to continue to move up the value chain. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including special operations forces and U.S. Government classified business. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging customer relationships, pursuing adjacent market opportunities and expanding content on Original Equipment Manufacturer (OEM) platforms. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing mature programs and participating in new programs. Teaming arrangements with other prime contractors and platform OEMs is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L3’s business, we also intend to continue to increase our sales to foreign governments and domestic and international commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

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

Leverage Our Excellent Customer Relationships. We intend to maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as aerospace systems, sensor systems, pilot training, U.S. Government classified business and special operations.

Increase Margins by Proactively Managing Our Cost Structure and Optimizing Our Business Portfolio. We intend to increase our operating margin by improving productivity and reducing direct contract costs and overhead costs, including general and administrative costs through streamlining and consolidation activities within our organization. Our effective management of labor, material, subcontractor and other direct costs is also an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness and operating margin and to also selectively invest in new product development, business acquisitions, bids and proposals and other business development activities to win new business. We intend to continue to evaluate our portfolio of businesses to address the needs of a dynamic and demanding market place and to strengthen our core business through select business acquisitions or divestitures.

Achieve Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts, in terms of on-budget, on-schedule and satisfying and exceeding technical and other contractual performance requirements, is the foundation for expanding L3’s prime contractor and supplier positions and winning new business. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting or exceeding the performance criteria included in our contracts. We will continue to focus on delivering superior contract performance with affordable prices to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel. The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Business Acquisitions and Divestitures

During the years ended December 31, 2017, 2016 and 2015, we used net cash of $316 million, $388 million and $320 million for business acquisitions, respectively. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures.

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

Electronic Systems Reportable Segment

In 2017, Electronic Systems had net sales of $3,024 million, representing 32% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets such as, aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2017.

Business Area	% of 2017 Segment Sales
Total Training Solutions	30%
Power & Propulsion Systems	24
Aviation Products	17
Precision Engagement Systems	15
Security & Detection Systems	14
Total Electronic Systems	100%

Total Training Solutions (TTS) is a leading supplier of military and commercial aircraft flight simulators and advanced flight simulation technologies. In addition, TTS provides flight training services for both rotary and fixed wing aircraft and support and maintenance services. Key customers include DoD and foreign militaries, commercial airlines and aircraft OEMs.

Power & Propulsion Systems (PPS) is a provider of maritime power and distribution solutions. Offerings include electric propulsion, conversion, distribution and protection for naval submarines, surface ships and aircraft carriers.

In addition, PPS provides integrated bridge equipment including Command, Control, Communications, Computers and Navigation (C4N) systems, as well as combat vehicle engines and transmissions. Key customers include the U.S. Navy (USN), the U.S. Coast Guard (USCG), U.S. Army, foreign ministries of defense, foreign navies and commercial ship owners.

Aviation Products is a provider of cockpit and mission displays, airborne traffic and collision avoidance systems, terrain awareness warning systems, advanced cockpit avionics and solid state voice and flight data recorders. Key customers include various commercial transport, business, regional and military aircraft manufacturers.

Precision Engagement Systems (PES) is a prime and component provider of precision weapon systems including fuzing and ordinance systems, unmanned systems and radar-based sensors and systems. In addition, PES provides global positioning system receivers for guided projectiles and precision munitions as well as navigation systems for fire control systems. Key customers include DoD, U.S. Government and foreign militaries.

Security & Detection Systems (SDS) is a leading provider of integrated security solutions for airports, ports, border crossings and other critical infrastructure. Offerings include airport security screening solutions, explosive detection systems and whole body scanning systems as well as non-intrusive systems for threat and contraband detection. Key customers include the U.S. Transportation Security Administration, domestic and international airports, the U.S. Customs and Border Protection agency and international equivalents, and domestic and international port operators.

Aerospace Systems Reportable Segment

In 2017, Aerospace Systems had net sales of $2,773 million, representing 29% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Aerospace Systems’ net sales in 2017.

Business Area	% of 2017 Segment Sales
Mission Integration	87%
MAS	6
Aerostructures	4
Advanced Systems	3
Total Aerospace Systems	100%

Mission Integration is a systems integration organization specializing in complex ISR capabilities including fleet management support services, procurement, systems integration, sensor development, modifications and periodic depot maintenance for ISR and special mission aircraft and airborne systems. These products and services are critical elements for a substantial number of major C3 and intelligence gathering systems. Key customers include DoD, and classified customers within the U.S. Government, U.K. Ministry of Defence (MoD) and select foreign militaries.

MAS is a provider of modernization and life extension maintenance upgrade and support services for military aircraft, which include structural modifications and inspections, installation of mission equipment, navigation and avionics products and interior modifications. Key customers include the Canadian Department of National Defence, USN, U.S. Air Force (USAF) and select foreign militaries.

Aerostructures provide aircraft fabrication and assembly of fixed and rotary wing aerostructures as well as avionics hardware and software systems to address mission critical needs. Key customers include DoD, U.S Special Operations Command (USSOCOM), commercial customers and aircraft OEMs.

Advanced Systems is a provider of prime mission systems integration and sensor development for military ISR aircraft platforms and ground systems. Key customers include DoD and USAF.

Communication Systems Reportable Segment

In 2017, Communication Systems had net sales of $2,229 million, representing 23% of our total net sales. The businesses in this reportable segment provide network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Communication Systems’ net sales in 2017.

Business Area	% of 2017 Segment Sales
Broadband Communication Systems	66%
Space & Power Systems	19
Advanced Communications	15
Total Communication Systems	100%

Broadband Communication Systems is focused on the development, design, manufacturing and integration of secure networked communications equipment. Offerings include airborne, space and surface data link terminals, ground stations, and transportable tactical satellite communications (SATCOM) systems used on manned aircraft, unmanned aerial vehicles (UAVs) and naval ships. In addition, Broadband Communication Systems provides managed communications security (COMSEC) satellite networks and integrated remote very small aperture terminals (VSAT) satellite systems. Key customers include DoD, USSOCOM, USAF, U.S. Army, U.S. intelligence agencies and commercial customers.

Space & Power Systems is a provider of traveling wave tube amplifiers, telemetry and instrumentation systems, and low-power SATCOM products. Offerings include microwave vacuum electron devices and power modules for unmanned and manned platforms, including satellites, radar systems, communication systems, UAVs, various missile programs and commercial broadcast. Additional offerings include spacecraft telemetry tracking and control encryption as well as high data rate transmitters and tactical intelligence receivers. Key customers include DoD, foreign militaries, commercial customers and aircraft and satellite OEMs.

Advanced Communications is a provider of secure communications terminals and equipment, secure network encryption products, shipboard communications systems, advance radar antennas and radomes. Offerings include secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications, and surveillance and radar detection. Key customers include USN, USCG and foreign navies.

Sensor Systems Segment

In 2017, Sensor Systems had net sales of $1,547 million, representing 16% of our total net sales. The businesses in this reportable segment provide a broad range of multi-domain ISR mission solutions from seabed to space for DoD, intelligence community, international, federal, civil and commercial customers. Major capabilities and mission solutions include networked warfighter systems, integrated ISR and targeting systems, space avionics and imaging payloads, Counter Unmanned Aircraft Systems (CUAS) mission solutions, integrated maritime mission solutions, directed energy, cyber and electronic warfare, special mission command & control, lightweight unmanned undersea vehicles, modeling & simulation and life cycle support. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Sensor Systems’ net sales in 2017.

Business Area	% of 2017 Segment Sales
Space & Sensor Systems	23%
Airborne Sensor Systems	23
Warrior Sensor Systems	22
Maritime Sensor Systems	21
Intelligence & Mission Systems	7
Advanced Programs	4
Total Sensor Systems	100%

Space & Sensor Systems provides avionics, payloads and exploitation systems for DoD, intelligence and commercial space exploration, including space launch vehicle avionics, space imaging and information systems, and tactical imaging systems. Key customers include National Aeronautics Space Administration (NASA), DoD and commercial space companies.

Airborne Sensor Systems provides multi-spectral and multi-intelligence ISR and targeting sensor systems designed for manned and unmanned platforms for ISR military, law enforcement and government missions. Key customers include DoD, foreign ministries of defense, intelligence and security agencies and law enforcement agencies.

Warrior Sensor Systems provides multi-domain warfighter mission integration including networked augmented reality systems, advanced night vision and electro-optical technology and systems, weapon sights, integrated information systems and rangefinding systems. Key customers include DoD, federal agencies, law enforcement agencies, foreign militaries, commercial hunting and professional shooting communities.

Maritime Sensor Systems provides integrated maritime mission solutions for surface and undersea acoustic, imaging and detection systems, including surface electro-optical/infrared systems for surface ships and submarines, dipping sonar systems, towed arrays, maritime command and control systems, undersea platforms and ranges, directed energy, cabled ocean systems, undersea warfare and anti-submarine systems, and integrated, multi-intelligence autonomous undersea vehicles. Key customers include USN, allied navies, and other military customers.

Intelligence & Mission Systems provides solutions that gather and protect intelligence to deliver successful mission outcomes including cyber and electronic warfare solutions, situational awareness for border security and maritime surveillance, and the protection of the most sensitive of information with leading-edge, government grade cyber security. Key customers include U.K. MoD, Australian Defence Force, other international military and security agencies and commercial customers.

Advanced Programs provides advanced ISR and special mission capabilities, directed energy, special mission command and control, modeling & simulation, networked system of system capabilities, unmanned systems and CUAS, lightweight unmanned undersea vehicles and geospatial application technology programs for cueing system software, hardware and wide-area sensor integration solutions. Key customers include USAF, USSOCOM, USN and other DoD agencies.

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2017 expected to be recorded as sales in 2018 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2017 Expected to be Recorded as Sales in 2018	Funded Orders
	2017	2016		2017	2016
	(in millions)			(in millions)
Reportable Segment:
Electronic Systems	$2,905	$2,708	55%	$3,201	$2,956
Aerospace Systems	2,140	2,218	72%	2,673	2,768
Communication Systems	1,825	1,932	70%	2,120	1,967
Sensor Systems	2,009	1,522	56%	2,002	1,829
Consolidated	$8,879	$8,380	62%	$9,996	$9,520

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

	2017		2016
	Sales	% of Total Sales	Sales	% of Total Sales
	(in millions)		(in millions)
Air Force	$3,173	33%	$2,873	31%
Navy/Marines	1,324	14	1,367	15
Army	1,071	11	1,034	11
Other Defense	761	8	824	9
Total DoD	6,329	66	6,098	66
Other U.S. Government	368	4	301	3
Total U.S. Government	6,697	70	6,399	69
Foreign governments	1,420	15	1,531	17
Commercial — foreign	809	8	732	8
Commercial — domestic	647	7	548	6
Total sales	$9,573	100%	$9,210	100%

Direct sales to the end customer represented approximately 64% of our consolidated 2017 sales, and sales as a subcontractor or supplier represented the remaining 36%.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2017, our five largest contracts (revenue arrangements) generated 14% of our consolidated sales.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and systems and develop new products, technologies and systems. At December 31, 2017, we employed approximately 7,000 engineers, substantially all of whom hold advanced degrees, who work on company-sponsored research and development efforts and customer-funded research and development contracts.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$224	$204	$176
Commercial Businesses	63	54	52
Total	$287	$258	$228

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

In addition, our ability to compete for select contracts may require us to team with one or more of the other prime system contractors that bid and compete for major platform programs, and our ability to team with them is often dependent upon the outcome of a competition for subcontracts they award.

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

Raw Materials

Although we generated 70% of our 2017 sales from products and systems, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Award and incentive fees earned were not material to our results of operations for 2017, 2016 and 2015.

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

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers, while sales to commercial customers are generally transacted under fixed-price sales arrangements and are included in our fixed-price contract type sales. The table below presents the percentage of our total sales generated from each contract type.

	Year Ended December 31,
Contract Type	2017	2016	2015
Fixed-price(1)	73%	76%	78%
Cost-plus(2)	24	21	19
Time-and-material	3	3	3
Total sales	100%	100%	100%
(1)	Includes fixed-price incentive fee type contracts, which contributed approximately 1% to our total sales for each of the years ended December 31, 2017, 2016 and 2015.
(2)	Includes cost-plus award and incentive fee type contracts, which contributed approximately 5% to our total sales for each of the years ended December 31, 2017 and 2016 and 4% for the year ended December 31, 2015.

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

In 2017, sales under foreign military sales (FMS) agreements, which are included in the international (foreign governments) category in the “Major Customers” table above, were $372 million, or 4% of our total consolidated sales. FMS agreements are made directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

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

Employees

At December 31, 2017, we employed approximately 31,000 full-time and part-time employees (excluding employees of discontinued operations), 82% of whom were located in the United States. Of these employees, approximately 10% are covered by approximately 47 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. Historically, we have renegotiated labor agreements without significant disruptions to operating activities, and we believe that relations with our employees are positive.

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

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit and ethics, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L3T.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” You can access our Code of Ethics and Business Conduct by clicking on the “Code of Ethics and Business Conduct” link under the heading “Code of Ethics.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer and president, our senior vice president and chief financial officer and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our website within the required periods. The information on or accessible through our website is not incorporated by reference into this report.

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

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional funds are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are determined by factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

The total DoD budget for FY 2016 was $581 billion, an increase of 4% compared to FY 2015. The increase was due to a higher base budget of $522 billion, representing an increase of $25 billion compared to FY 2015. The FY 2016 Overseas Contingency Operations (OCO) budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On May 4, 2017, Congress passed the FY 2017 Appropriations Bill, which provides for a $606 billion total FY 2017 DoD Budget ($523 billion base budget, $83 billion OCO), an increase of 4% compared to the appropriated FY 2016 DoD budget. President Trump signed the FY 2017 Appropriations Bill into law on May 5, 2017.

On May 23, 2017, the Trump Administration submitted its FY 2018 DoD budget request (Budget Request) to Congress. The Budget Request included a $574 billion base budget and a $65 billion OCO budget for a total FY 2018 DoD budget of $639 billion, an increase of 5% compared to the total FY 2017 DoD Budget. On July 14, 2017, the House of Representatives and, seperately on September 18, 2017, the Senate each passed their own versions of the National Defense Authorization Act (NDAA). Both the House and Senate versions of the FY 2018 NDAA included authorization spending levels higher than the Budget Request, and such authorized spending would represent an increase of at least 10% compared to the total FY 2017 DoD Budget. The FY 2018 Budget Request and both the

House and Senate versions of the FY 2018 NDAA exceed the statutory budget cap for defense spending as specified by the Budget Control Act of 2011 (BCA), which mandates a DoD base budget of approximately $522 billion for FY 2018. Accordingly, in order to appropriate funds as submitted by the Budget Request or House and Senate versions of the FY 2018 NDAA, Congress must provide relief from the BCA spending caps through law enacted by Congress. The House and Senate versions of the FY 2018 NDAA were reconciled via the conference process and signed into law by the President on December 12, 2017. The enacted FY 2018 NDAA authorizes a total of $699.9 billion for all Defense spending, including a $634.2 billion base budget and an additional $65.7 billion for OCO.

Because the FY 2018 DoD Appropriations bill was not enacted into law prior to start of fiscal year 2018 (October 1, 2017), DoD’s FY 2018 funding was addressed through a series of Continuing Resolutions (CR), the latest of which is due to expire on March 23, 2018. However, on February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (BBA), a bipartisan two-year budget and debt ceiling agreement that provides a level of stability in the U.S. Government budget process over the next two fiscal years (FYs 2018 and 2019). The BBA included a short-term CR extension to March 23, 2018, to allow for completion of the FY 2018 appropriations process (including enactment of the FY 2018 DoD Appropriations bill). While 2018 BBA does raise the spending caps for FY 2018 and FY 2019 previously constrained by the BCA and temporarily suspends the statutory debt ceiling through March 1, 2019, it does not modify the BCA’s spending caps or sequestration mechanism beyond FY 2019.

Future DoD budgets and spending levels are difficult to predict as the U.S. Government’s overall fiscal challenges remain. A significant decline in or redirection of U.S. military expenditures in the future, or the loss or significant reduction in U.S. Government funding of a large program in which we participate, could have a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 70%, or $6.7 billion, of our sales for the year ended December 31, 2017 were made directly or indirectly to U.S. Government agencies, including 66% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.3 billion, or 14% of our consolidated sales for the year ended December 31, 2017.

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

Since 2010, the DoD has implemented efficiency initiatives and other best practices for procurement that are intended to reduce prices, ensure adequate competition and control costs throughout the acquisition cycle. In addition, under the Better Buying Power 3.0 initiative, the DoD has focused on technology innovation, incentive-based cost-plus and fixed-price contracts and Company-sponsored independent research and development efforts. The U.S.

Government may continue to implement changes to its procurement practices that change the way contracts are solicited, negotiated and managed, which may impact our future sales, earnings and cash flows, and could affect whether, and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government has adjusted, and may in the future adjust, our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including certain business acquisition costs, most financing costs, portions of research and development costs and certain marketing expenses, may not be reimbursable under U.S. Government contracts.

At December 31, 2017, we had a backlog of funded orders, primarily under contracts with the U.S. Government, totaling $8,879 million. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would have a material adverse effect on our future sales, results of operations and cash flows.

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

For the year ended December 31, 2017, sales to international customers, excluding our international sales made under FMS agreements directly between the U.S. Government and foreign governments, represented approximately 19% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $6,615 million at December 31, 2017. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment and a related non-cash impairment charge against earnings if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

Our annual impairment tests at November 30, 2017 and 2016 did not result in impairments to goodwill. The fair value of all of our reporting units exceeded the carrying value of the net assets of those reporting units by more than 20% at November 30, 2017, the date of our most recent annual impairment assessment. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

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

Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our future prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, we operated in 273 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 30 locations consisting of approximately 5.2 million square feet and leased space at 243 locations consisting of approximately 9.4 million square feet. Additionally, our Aerospace Systems segment utilized a facility consisting of approximately 3.3 million square feet through a land lease expiring in 2031 with the city of Greenville, Texas.

A summary of square footage by reportable segment at December 31, 2017, is presented below.

	Leased	Owned	Government- Owned	Total
	(Square feet in millions)
Electronic Systems	3.4	2.0	—	5.4
Aerospace Systems	1.0	1.7	3.3	6.0
Communication Systems	3.3	0.4	—	3.7
Sensor Systems	1.5	1.1	—	2.6
Total	9.2	5.2	3.3	17.7

Our reportable segments have major operations at the following locations:

•	Electronic Systems — Phoenix, Arizona; Anaheim, San Diego and San Leandro, California; Pueblo, Colorado; Sanford, Sarasota and St. Petersburg, Florida; Woburn, Massachusetts; Grand Rapids and Muskegon, Michigan; Mount Olive, New Jersey; Kirkwood, New York; Cincinnati, Ohio; Tulsa, Oklahoma; Philadelphia, Pennsylvania; Arlington, Grand Prairie and Plano, Texas; Melbourne, Australia; Hamilton, New Zealand; and Bracknell, Crawley, Droitwich and Luton, U.K.
•	Aerospace Systems — Greenville, Rockwall and Waco, Texas; and Quebec and Ontario, Canada.
•	Communication Systems — San Diego, Simi Valley and Torrance, California; Ayer, Massachusetts; Camden, New Jersey; Hauppauge, New York; Williamsport, Pennsylvania; and Salt Lake City, Utah.
•	Sensor Systems — Tempe, Arizona; Sylmar, California; Orlando, Florida; Northampton and Wilmington, Massachusetts; Londonderry, New Hampshire; Mason, Ohio; Pittsburgh, Pennsylvania; Ontario, Canada; Bologna, Italy; and Tewkesbury, U.K.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L3 is traded on the New York Stock Exchange (NYSE) under the symbol “LLL.” On February 16, 2018, the number of holders of L3’s common stock was approximately 197,000. On February 16, 2018, the closing price of L3’s stock, as reported by the NYSE, was $212.89 per share.

The table below sets forth the amount of dividends paid per share and the high and low closing price of L3’s common stock as reported on the NYSE during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2017	2016	2017	2016
Common Stock — Dividends Paid and Market Prices
First Quarter	$0.75	$0.70	$170.81 — 145.71	$120.55 — 108.05
Second Quarter	0.75	0.70	173.94 — 160.69	147.90 — 118.50
Third Quarter	0.75	0.70	190.32 — 168.99	151.63 — 140.11
Fourth Quarter	0.75	0.70	199.05 — 183.09	161.56 — 134.05
Year Ended December 31	$3.00	$2.80	$199.05 — 145.71	$161.56 — 108.05

On February 12, 2018, L3 announced that its Board of Directors increased L3’s regular quarterly cash dividend from $0.75 per share to $0.80 per share, or 7%, payable on March 15, 2018, to shareholders of record at the close of business on March 1, 2018.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of L3’s common stock made in the quarterly period ended December 31, 2017. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program(1)
				(in millions)
September 30 — October 31, 2017	—	$—	—	$1,435
November 1 — 30, 2017	212,665	185.73	212,665	1,396
December 1 — 31, 2017	248,627	197.16	248,627	1,347
Total	461,292	191.89	461,292
(1)	The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L3’s Board of Directors on May 8, 2017. The program became effective on July 1, 2017 and has no set expiration date.

From January 1, 2018 through February 16, 2018, L3 repurchased 433,039 shares of its common stock at an average price of $203.33 per share for an aggregate amount of approximately $88 million.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2012 to December 31, 2017. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend for the year ended December 31, 2012. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2012.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our closing stock price on the NYSE of $76.62 per share on December 31, 2012. The graph is not, and is not intended to be, indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
12/2012
12/2013
12/2014
12/2015
12/2016
12/2017
L3 Technologies, Inc.
S&P 500 Index
S&P 1500 Aerospace & Defense

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements.

	Year Ended December 31,
	2017		2016	2015(1)	2014	2013
	(in millions, except per share data)
Statements of Operations Data:
Net sales	$9,573		$9,210	$9,231	$9,691	$10,104
Operating income	$1,020		$957	$785	$1,000	$1,036
Goodwill impairment charges	—		—	46	—	—
Loss related to business divestitures	—		—	31	—	—
Segment operating income	$1,020		$957	$862	$1,000	$1,036
Operating margin	10.7%		10.4%	8.5%	10.3%	10.3%
Segment operating margin	10.7%		10.4%	9.3%	10.3%	10.3%
Interest and other, net	$(149)		$(153)	$(146)	$(129)	$(128)
Income from continuing operations before income taxes	$871		$804	$639	$871	$908
Provision for income taxes	(102	) (2)	(171)	(132)	(225)	(236)
Income from continuing operations	769		633	507	646	672
Net income from continuing operations attributable to noncontrolling interests	(16)		(14)	(15)	(13)	(9)
Net income from continuing operations attributable to L3	$753		$619	$492	$633	$663
Earnings per share from continuing operations allocable to L3 common shareholders:
Basic	$9.65		$7.99	$6.10	$7.41	$7.42
Diluted	$9.46		$7.86	$6.01	$7.21	$7.28
L3 weighted average common shares outstanding:
Basic	78.0		77.4	80.7	85.4	89.4
Diluted	79.6		78.8	81.9	87.8	91.1
Cash dividends declared per common share	$3.00		$2.80	$2.60	$2.40	$2.20
(1)	Income from continuing operations for the year ended December 31, 2015 includes: (1) non-cash goodwill impairment charge of $46 million ($44 million after income taxes), or $0.54 per diluted share, related to a business retained by L3 in connection with the sale of the National Security Solutions (NSS) business and (2) a pre-tax loss of $31 million ($20 million after income taxes), or $0.25 per diluted share, related to business divestitures.
(2)	Provision for income taxes for the year ended December 31, 2017 includes estimated tax benefits of $79 million, or $0.99 per diluted share, related to the enactment of the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) in December 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$1,871	$1,467	$797	$1,580	$1,749
Total assets	12,729	11,865	12,069	13,692	13,849
Long-term debt, including current portion	3,330	3,325	3,626	3,916	3,611
Equity	5,151	4,624	4,429	5,360	6,056
Cash Flow Data:
Net cash from operating activities from continuing operations	$985	$1,022	$1,035	$1,065	$1,058
Net cash used in investing activities from continuing operations	(453)	(10)	(190)	(218)	(256)
Net cash used in financing activities from continuing operations	(366)	(856)	(1,205)	(893)	(853)
(1)	Excludes net assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

L3’s Business

L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers.

We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Financial information for our segments is included in Note 21 to our audited consolidated financial statements.

Electronic Systems provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets such as, aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. The Electronic Systems business areas are Total Training Solutions, Power & Propulsion Systems, Aviation Products, Precision Engagement Systems and Security & Detection Systems.

Aerospace Systems provide products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The Aerospace Systems business areas are Mission Integration, MAS, Aerostructures and Advanced Systems.

Communication Systems provide network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Space & Power Systems and Advanced Communications.

Sensor Systems provide a broad range of multi-domain ISR mission solutions from seabed to space for DoD, intelligence community, international, federal civil and commercial customers. Major capabilities and mission solutions include networked warfighter systems, integrated ISR and targeting systems, space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, integrated maritime mission solutions, directed energy, cyber and electronic warfare, special mission command & control, lightweight unmanned undersea vehicles, modeling & simulation and life cycle support. Sensor Systems sells these products and services primarily to the DoD and select foreign governments. The Sensor Systems business areas are Space & Sensor Systems, Airborne Sensor Systems, Warrior Sensor Systems, Maritime Sensor Systems, Intelligence & Mission Systems and Advanced Programs.

On October 16, 2017, our Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. We expect to complete a sale in 2018. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion in 2017, $1.3 billion in 2016 and $1.2 billion in 2015. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) segment to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. The results of operations of NSS are reported as discontinued operations for all periods presented.

All references made to financial data in this Annual Report on Form 10-K are to L3’s continuing operations, unless specifically noted.

We generated sales of $9,573 million and $9,210 million for the years ended December 31, 2017 and 2016, respectively, and our primary customer was the DoD. See “Part I — Item 1 — Business — Major Customers” for additional information regarding a summary of our sales by end customer and the percent contributed by each to our total sales.

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

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 70% of our 2017 sales and were primarily to DoD customers, which comprised 66% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

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

On May 23, 2017, the Trump Administration submitted its FY 2018 DoD budget request (Budget Request) to Congress. The Budget Request included a $574 billion base budget and a $65 billion OCO budget for a total FY 2018 DoD budget of $639 billion, an increase of 5% compared to the total FY 2017 DoD Budget. On July 14, 2017, the House of Representatives and, separately on September 18, 2017, the Senate each passed their own versions of the National Defense Authorization Act (NDAA). Both the House and Senate versions of the FY 2018 NDAA included authorization spending levels higher than the Budget Request, and such authorized spending would represent an increase of at least 10% compared to the total FY 2017 DoD Budget. The FY 2018 Budget Request and both the

House and Senate versions of the FY 2018 NDAA exceed the statutory budget cap for defense spending as specified by the Budget Control Act of 2011 (BCA), which mandates a DoD base budget of approximately $522 billion for FY 2018. Accordingly, in order to appropriate funds as submitted by the Budget Request or House and Senate versions of the FY 2018 NDAA, Congress must provide relief from the BCA spending caps through law enacted by Congress. The House and Senate versions of the FY 2018 NDAA were reconciled via the conference process and signed into law by the President on December 12, 2017. The enacted FY 2018 NDAA authorizes a total of $699.9 billion for all Defense spending, including a $634.2 billion base budget and an additional $65.7 billion for OCO.

Because the FY 2018 DoD Appropriations bill was not enacted into law prior to start of fiscal year 2018 (October 1, 2017), DoD’s FY 2018 funding was addressed through a series of Continuing Resolutions (CR), the latest of which is due to expire on March 23, 2018. However, on February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (BBA), a bipartisan two-year budget and debt ceiling agreement that provides a level of stability in the U.S. Government budget process over the next two fiscal years (FYs 2018 and 2019). The BBA included a short-term CR extension to March 23, 2018, to allow for completion of the FY 2018 appropriations process (including enactment of the FY 2018 DoD Appropriations bill). While 2018 BBA does raise the spending caps for FY 2018 and FY 2019 previously constrained by the BCA and temporarily suspends the statutory debt ceiling through March 1, 2019, it does not modify the BCA’s spending caps or sequestration mechanism beyond FY 2019.

On February 12, 2018, the Trump Administration submitted its FY 2019 DoD budget request to Congress. The table below presents the FY 2011 through FY 2017 DoD enacted budgets and the FY 2018 Budget Request for DoD and the FY 2019 DoD Future Years Defense Plan (FYDP), as proposed within the FY 2019 DoD Budget Request.

	DoD Budget			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	+1%
2015	$497	$63	$560	-4%
2016	$522	$59	$581	+4%
2017	$524	$82	$606	+4%
2018(1)	$529	$83	$612	+1%
2019	$617	$69	$686	+12%
2020	$681	$20	$701	+2%
2021	$694	$20	$714	+2%
2022	$708	$19	$727	+2%
2023	$722	$20	$742	+2%

Source: United States Department of Defense FY 2019 Budget Request.

(1)	FY 2018 Base and OCO budget amounts presented above are presently being provided via a CR, which continues FY 2017 funding levels, with some limited exceptions, and expires March 23, 2018. We anticipate Congress to enact appropriations for an FY 2018 total DoD budget consistent with the FY 2018 BBA.

While the BBA provides a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts after FY 2019 and, therefore, future DoD budgets and spending levels are difficult to predict. Although, uncertainty exists, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in this Annual Report on Form 10-K.

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 30% of our 2017 sales. We expect sales to international and commercial customers to continue to represent approximately 30% of our consolidated 2018 sales. These sales are generally affected by global economic conditions, geopolitical and security conditions and commodity prices, as well as our competitive success in winning new business and increasing our market share. We believe that L3 will benefit from a large addressable international market with sales directly to foreign allied governments and under Foreign Military Sales agreements between the U.S. Government and foreign governments. Although our international sales are experiencing near-term softness, we believe the focus of our international markets in areas such as ISR, simulators, communication systems, night vision products and sensors systems will benefit L3 in the long-term. We also believe that the commercial markets in which we participate such as aviation products, security and screening, simulation and training, and radio frequency microwave and power have long-term favorable fundamentals.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are (i) sales, (ii) operating income and (iii) net cash from operating activities (“Operating Cash Flow”). Management believes that these financial performance measures are the primary growth drivers for our earnings per share and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income, operating margin, which we define as operating income as a percentage of sales, and the financial performance measure of Operating Cash Flow, and not the type or amount of operating costs.

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales as net sales excluding the sales impact of acquisitions and divestitures. Sales declines related to business divestitures are sales from divestitures that are included in our actual results for a twelve-month period prior to the divestitures. Sales increases related to acquired businesses are sales from acquisitions that are included in our actual results for less than a twelve-month period. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels. Operating Cash Flow is also an important financial performance measure because Operating Cash Flow measures our ability to convert operating income into cash after paying income taxes and interest expenses and investing in working capital.

Sales Trends. For the year ended December 31, 2017, consolidated net sales of $9,573 million increased by 4%, compared to the year ended December 31, 2016. Organic sales increased $213 million, or 2%, and net sales from business acquisitions was $204 million, or 2%. These increases were partially offset by divestitures of $54 million, or 1%. Our average annual sales declined for the five years ended December 31, 2017 by 2% primarily due to a decline in average annual organic sales of approximately 1%. See “Results of Operations,” including segment results below for a further discussion of sales.

We derived approximately 66% of our 2017 sales from DoD customers; as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances and those with clearances of top-secret and above. We expect our 2018 consolidated sales to increase by approximately 4% compared to 2017, including an organic sales increase of 3%. We expect organic sales to the DoD and U.S. Government to increase by approximately 4% and organic international sales to decline by approximately 4% due to the completion of certain contracts with foreign governments. We expect organic commercial sales to increase by approximately 9%, primarily for commercial aviation products.

Operating Income and Margin Trends. For the year ended December 31, 2017, our operating income was $1,020 million, an increase of 7% from $957 million for the year ended December 31, 2016. Our operating margin was 10.7% for the year ended December 31, 2017, an increase of 30 basis points from 10.4% for the year ended December 31, 2016. See “Results of Operations”, including segment results below, for a further discussion of operating margin.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, curtailing pension benefits for salaried employees, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Furthermore, as a U.S. Government contractor, we do not retain the benefit of all cost management actions, particularly on cost-plus type contracts or on contracts where we are the sole-source provider. Although we expect our 2018 annual consolidated and segment operating margin to increase as compared to 2017, changes in the competitive environment and DoD procurement practices and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates, among other factors, could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to our operating margins on existing contracts and could reduce future operating margins.

Operating Cash Flow Trends. For the year ended December 31, 2017, Operating Cash Flow was $985 million, a decrease of 4%, compared to the year ended December 31, 2016. The decrease in Operating Cash Flow was primarily driven by higher income tax payments.

U.S. Tax Reform

On December 22, 2017, the U.S. Government enacted the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform include, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system, and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge).

We recognized the income tax effects of U.S. Tax Reform in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implication of the Tax Cuts and Job Act (SAB 118), in our consolidated financial statements for the year ended December 31, 2017. SAB 118 provides guidance for the application of income tax accounting standards related to U.S. Tax Reform. Accordingly, our consolidated financial statements reflect the income tax effects of U.S. Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. We recorded an estimated tax benefit of $79 million from U.S. Tax Reform, which includes a $101 million estimated tax benefit related to the remeasurement of deferred taxes partially offset by an estimated tax provision of $22 million related to the Toll Charge. The preliminary net tax benefit recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates we have utilized to calculate the tax benefit. We expect to finalize the tax benefit from U.S. Tax Reform with the filing of our tax return and record the difference between the final benefit and the provisional benefit recorded in the 2018 fourth quarter, if any, at that time.

Discontinued Operations

Vertex Aerospace. On October 16, 2017, our Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. We expect to complete a sale in 2018. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion in 2017, $1.3 billion in 2016 and $1.2 billion in 2015. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.

National Security Solutions (NSS). On February 1, 2016, we completed the sale of our NSS segment to CACI International Inc. for a sales price of $547 million.

See Note 3 to the audited consolidated financial statements for additional information.

The table below presents the statements of operations data for Vertex Aerospace and NSS. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of their net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$1,429	$1,402	$2,334
Cost of sales	(1,342)	(1,357)	(2,259)
(Loss) gain related to business divestiture(1)	(1)	64	—
Goodwill impairment charges(2)	(187)	—	(909)
Operating (loss) income from discontinued operations	(101)	109	(834)
Interest expense allocated to discontinued operations	(2)	(5)	(26)
(Loss) income from discontinued operations before income taxes	(103)	104	(860)
Income tax benefit (expense)	27	(13)	128
(Loss) income from discontinued operations net of income taxes	$(76)	$91	$(732)
(1)	For the year ended December 31, 2017, we recognized $1 million of trailing expenses related to the sale of NSS. The year ended December 31, 2016 included a gain of $64 million (before and after income taxes) on the sale of NSS.
(2)	Due to a decline in estimated fair value, we recorded goodwill impairment charges for the years ended December 31, 2017 and 2015. The impairment charge of $187 million recorded during 2017 relates to Vertex Aerospace. The impairment charge of $909 million recorded during 2015 consists of: (i) $571 million related to NSS and (ii) $338 million related to Vertex Aerospace.

Business Acquisitions and Divestitures

As discussed above, one aspect of our strategy is to selectively acquire businesses that add new products and technologies or provide access to select customers, programs and contracts. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L3’s consolidated operating margin while still increasing L3’s operating income, earnings per share and net cash from operating activities. In addition, we may also dispose of certain businesses if we determine that they no longer fit into L3’s overall business strategy and we are able to receive an attractive price.

Acquisitions. We regularly evaluate potential business acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2015, 2016 and 2017 referred to herein as business acquisitions. See Note 3 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2017, we used net cash of $316 million for business acquisitions.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2015
MITEQ, Inc.	January 21, 2015	Communication Systems	$41
CTC Aviation Group (L3 CTC)	May 27, 2015	Electronic Systems	236
ForceX, Inc. (L3 ForceX)	October 13, 2015	Sensor Systems	61
Total 2015			$338
2016
Advanced Technical Materials, Inc. (ATM)	January 22, 2016	Communication Systems	$27
Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim)	September 30, 2016	Sensor Systems and Electronic Systems	86
MacDonald Humfrey (Automation) Limited (MacH)	November 22, 2016	Electronic Systems	327 (2)
Total 2016			$440

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2017
Explosive Trace Detection business of Implant Sciences (ETD business)	January 5, 2017	Electronic Systems	$118
OceanServer Technology, Inc. (OceanServer), Open Water Power, Inc. (Open Water Power), and Doss Aviation, Inc. (Doss Aviation)	March 17, 2017 May 19, 2017 September 12, 2017	Sensor Systems and Electronic Systems	147 (3)
Adaptive Methods, Inc. (Adaptive Methods)	September 8, 2017	Sensor Systems	33
Escola De Aviacao Aerocondor, S.A. (G-Air)	October 27, 2017	Electronic Systems	13
Kigre, Inc. (Kigre)	December 18, 2017	Sensor Systems	13
Total 2017			$324
(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.
(2)	Excludes additional purchase price, not to exceed £30 million (approximately $38 million), which is contingent upon the post-acquisition financial performance of MacH for the three-year period ending December 31, 2019.
(3)	Excludes additional purchase price, not to exceed $17 million, which is contingent upon the post-acquisition milestone achievements of Open Water Power for the four-year period ending December 31, 2021.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition.

Divestitures. We regularly evaluate potential business divestitures. Below summarizes the divestitures that we have completed during the years ended December 31, 2017, 2016 and 2015. See Note 3 to our audited consolidated financial statements for further information regarding our business divestitures.

2017 Divestitures

During the year ended December 31, 2017, we completed the sales of the CTC Aviation Jet Services Limited (Aviation Jet Services) business, the L3 Coleman Aerospace (Coleman) business and the Display Product Line. The table below presents pre-tax (loss) gain recognized, the proceeds received and net sales included in continuing operations from these divestitures.

	Year Ended December 31, 2017
	Pre-Tax (Loss) gain	Proceeds Received	Net Sales
	(in millions)
Aviation Jet Services divestiture	$(5)	$1	$1
Coleman divestiture	(3)	17	9
Display Product Line divestiture	4	7	—
Total	$(4)	$25	$10

Aviation Jet Services Divestiture. On March 1, 2017, we divested our Aviation Jet Services business for a sales price of £1 million (approximately $1 million). Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment.

Coleman Divestiture. On February 24, 2017, we divested our Coleman business for a sales price of $15 million. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment.

Display Product Line Divestiture. On February 23, 2017, we divested our Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment.

2016 Business Divestitures

NSS. On February 1, 2016, we completed the sale of our NSS segment to CACI International Inc. for a sales price of $547 million.

2015 Business Divestitures

During the year ended December 31, 2015, we completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The table below presents pre-tax loss recognized, the proceeds received and net sales included in continuing operations from these business divestitures.

	Year Ended December 31, 2015
	Pre-Tax Loss	Proceeds Received	Net Sales
	(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8
Total	$(31)	$358	$209

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

BSI Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting and was included in the Sensor Systems segment.

Tinsley Product Line Divestiture. On July 27, 2015, we divested our Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems segment.

Klein Divestiture. On December 31, 2015, we divested our Klein business for a sales price of $10 million. Klein provided side scan sonar equipment and waterside security and surveillance systems and was included in the Sensor Systems segment.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, pension and post-retirement benefit obligations, income taxes, including the valuations of deferred tax assets, litigation reserves, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate, (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 59% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus or time-and-material type and are covered by contract accounting standards. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by contract accounting standards are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 49% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales and profits on these fixed-price contracts requires the preparation of estimates of the: (1) total contract revenue, (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work and (3) measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $184 million, or 18%, of consolidated operating income ($1.48 per diluted share) for the year ended December 31, 2017, increases of $149 million, or 16%, of consolidated operating income ($1.23 per diluted share) for the year ended December 31, 2016, and increases of $52 million, or 7%, of consolidated operating income ($0.45 per diluted share) for the year ended December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, As Amended (commonly referred to as ASC 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for us for interim and annual reporting periods beginning on January 1, 2018. See Note 2 to our audited consolidated financial statements for discussion of our efforts to evaluate and implement the new standard along with our evaluation of the expected impact of the standard on our audited consolidated financial statements.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from growth expectations and cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2017, we had goodwill of $6,615 million and identifiable intangible assets of $292 million.

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

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not utilize a qualitative assessment approach for the November 30, 2017 goodwill impairment test, as we chose instead to complete the quantitative testing process for each reporting unit.

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

L3 had 13 reporting units at December 31, 2017 and at November 30, 2017 when our annual goodwill impairment assessment was completed. L3 had 9 reporting units at December 31, 2016. The change in reporting units was a result of the segment realignment; effective March 1, 2017, we realigned our Electronic Systems segment, which was separated into two segments named (1) Electronic Systems and (2) Sensor Systems. Our annual impairment tests at November 30, 2017 and 2016 did not result in impairments to goodwill. In addition, the fair value of all of our reporting units exceeded the carrying value of the net assets of those reporting units by more than 20% at November 30, 2017.

L3’s aggregate balance of goodwill from continuing operations increased by $241 million to $6,615 million at December 31, 2017 from $6,374 million at December 31, 2016 due to increases of $200 million for business acquisitions, net of divestitures and $93 million for foreign currency translation adjustments, partially offset by $52 million reclassified to assets held for sale. The table below presents the number of reporting units and the associated goodwill at December 31, 2017 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Electronic Systems	5	$2,813
Aerospace Systems	1	1,146
Communication Systems	1	1,023
Sensor Systems	6	1,633
Total	13	$6,615

To test goodwill for potential impairment, we compare the carrying value of the reporting unit to its fair value. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. Our methodology for determining the fair value of a reporting unit uses a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), as well as conditions in the U.S. capital markets.

We performed an interim impairment test during the quarterly period ended September 29, 2017 for the Vertex Aerospace reporting unit and as a result of a decline in the estimated fair value, we recorded an impairment charge of $187 million ($133 million after income taxes) in 2017. The impairment charge is included in the Vertex Aerospace results of operations which are classified as discontinued operations. We performed an interim impairment test in 2015 for the NSS and the Vertex Aerospace reporting units and due to a decline in the estimated fair values we recorded aggregate goodwill impairment charges of $955 million ($46 million classified in continuing operations, for the retained businesses, and $909 million classified in discontinued operations).

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2017 were: (1) detailed three-year cash flow projections for each of our reporting units, (2) the expected long-term cash flow growth rates for each of our reporting units (commonly known as Terminal Growth Rates), which approximate the expected long-term nominal growth rate for the U.S. DoD budget, the U.S. economy and the respective industries in which the reporting units operate, expected inflation rates, and specific circumstances for each reporting unit, including contracts or programs ending and expected new business and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2017 as compared to the prior year DCF valuations of our reporting units.

The WACC for each reporting unit was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L3’s reporting units (Market Participants), including a risk free rate of return of 2.65% on the 20-year U.S. Treasury Bond at November 30, 2017 (2.73% as of November 30, 2016) and an equity risk premium of 6% (unchanged compared to November 30, 2016), and (2) an after-tax rate of return on Market Participants’ debt, which was derived from a selected corporate bond index having a Baa debt rating, consistent with the credit rating of the Market Participants. Each of the estimated required rate of return on equity and the after-tax rate of return on Market Participants’ debt is weighted by the relative market value percentages of the Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock of Market Participants and the Standard & Poor’s 500 Index over the prior five-year period, (2) the risk free rate of return based on the prevailing market yield on the 20 year U.S. Treasury Bond, (3) the rate of return on corporate bonds having a debt rating consistent with the credit rating of the Market Participants and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions in the WACC used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2017 and 2016.

	WACC
Reportable Segments	2017	2016
Electronic Systems(1)	7.35%	7.44%
Aerospace Systems	7.05%	6.98%
Communication Systems	7.27%	7.21%
Sensor Systems(2)	7.03%	7.00%
(1)	The weighted average risk adjusted discount rate in WACC for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.05% to 7.78% for 2017 and 6.98% to 8.06% for 2016.
(2)	The weighted average risk adjusted discount rate in WACC for the Sensor Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.05% to 8.31% for 2017 and 6.98% to 8.01% for 2016.

As presented in the table below, L3’s historical three-year average annual cash flow growth rates for 2017, 2016 and 2015 for our reportable segments ranged from a negative 9% to a positive 8%. The annual cash flows generated by each of our reporting units vary from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2017 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2017 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2017	2016	2015	3 Yr. Average
Electronic Systems(2)	$342	10%	7%	7%	8%
Aerospace Systems(3)	$241	4%	26%	(31)%	—%
Communication Systems(4)	$208	11%	(36)%	(2)%	(9)%
Sensor Systems(5)	$140	(26)%	47%	(26)%	(2)%
(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.
(2)	The increase in 2017 cash flows for Electronic Systems was primarily due to higher cash flows from operations and lower working capital requirements at Power & Propulsion Systems in 2017 compared to 2016. The increase in 2016 cash flows was primarily due to lower working capital requirements and lower capital expenditures primarily at Power & Propulsion Systems. The increase in 2015 cash flows was primarily due to increases in working capital requirements at Aviation Products during 2014 that did not recur in 2015.
(3)	The increase in 2017 cash flows for Aerospace Systems was primarily due to lower working capital requirements at Mission Integration. The increase in 2016 cash flows was primarily due to higher cash flows from operations compared to 2015 and lower working capital requirements at Mission Integration in 2016 compared to 2015. The decrease in 2015 cash flows was due to lower cash flows from operations compared to 2014 at Mission Integration due to cost growth on international head-of-state aircraft modification contracts and higher working capital requirements at Mission Integration.
(4)	The increase in 2017 cash flows for Communication Systems was due to improved cash flows from operations and lower working capital requirements at Broadband Communication Systems. The decrease in 2016 cash flows was primarily due to higher working capital requirements in 2016 compared to 2015. The decrease in 2015 cash flows was due to an increase in capital expenditures.
(5)	The decrease in 2017 cash flows for Sensor Systems was primarily due to higher working capital requirements primarily at Maritime Sensor

Systems. The increase in 2016 cash flows was primarily due to lower working capital requirements in 2016 compared to 2015. The decrease in 2015 cash flows was primarily related to Warrior Sensor Systems which was negatively impacted by costs related to alleged performance issues with EoTech’s holographic weapons sight products and working capital reductions for night vision products in 2014 that did not recur in 2015.

We consider several factors to determine expected future annual cash flows for our reporting units, including historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Sales from DoD customers generate a significant portion of our annual sales and have historically represented approximately 66% or more of our total sales. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units. In addition to these factors that were relevant and specific to each of our reporting units, our goodwill impairment assessments at November 30, 2017 assumed 3.0% nominal growth in the base budget beginning with FY 2019, which is slightly less than the base budget cumulative average growth rate during the five year period from FY 2018 to FY 2023, as shown in the DoD budget table presented with our discussion of the business environment on page 25.

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

The table below presents the estimated: (1) compound annual growth rate (CAGR) of cash flow for 2018 – 2022 and (2) terminal cash flow growth rates after 2022 for each of our reportable segments.

	Estimated Average Annual Cash Flow Growth Rate
Reportable Segment	Five Yr. CAGR 2018 - 2022	After 2022 Terminal Growth Rate
Electronic Systems	2%	2.5%
Aerospace Systems(1)	(3)%	2.5%
Communications Systems	1%	2.5%
Sensor Systems(2)	14%	2.5%

(1)	Aerospace Systems projected cash flow is expected to decrease from $241 million in 2017 to $208 million in 2022. We expect a decrease primarily due to higher working capital requirements at Mission Integration for a foreign military contract.
(2)	Sensor Systems projected cash flow is expected to increase from $140 million in 2017 to $268 million in 2022. We expect projected cash flow levels to increase due to: (1) expected improvements in cash conversion rates at Warrior Systems due to timing of collection from international programs, (2) forecasted average annual sales growth of approximately 4%, primarily at Advanced Programs due to higher expected demand for lightweight unmanned undersea vehicles and (3) expected improvement in forecasted operating margins of approximately 90 basis points.

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

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2018-2020) consolidated three-year undiscounted cash flow projections increased 21% compared to the prior year (2017-2019), with the changes by each reporting unit ranging from a decline of 13% to an increase of 93%. The risk adjusted discount rate, or WACC, increased by an average of 10 basis points compared to the prior year valuations primarily due to changes in the capital structure of business area-specific guideline public companies. The expected Terminal Growth Rates utilized in the current year valuations remain flat when compared with those utilized in the prior year valuations for all reporting units.

As part of our annual impairment test, we evaluated the sensitivity of the DCF fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 50 basis points or (2) reducing the Terminal Growth Rate by 50 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 30% would be required before any reporting unit would have a carrying value in excess of its fair value.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. Accordingly, depending on their outcomes, certain circumstances, such as the ability of the reporting units to: (1) achieve 2018 projected sales, operating income and cash flow and (2) win contract re-competitions and new business pursuits, may require us to review goodwill for impairment prior to the next annual assessment (November 30, 2018).

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2018 is expected to decrease by $11 million to $99 million from $110 million in 2017. Our discount rate assumption decreased from a weighted average rate of 4.40% at December 31, 2016 to 3.78% at December 31, 2017. The expected decrease in our 2018 pension expense is primarily due to higher expected asset returns due to an increase in plan asset balances compared to the prior year, partially offset by the decrease in the weighted average discount rate.

In 2016, we changed the approach utilized to measure the service and interest cost components of expense for all of our pension and postretirement benefit plans. Historically, we measured the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to use a spot rate approach for our plans in the measurement of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as we believe the new approach provides a more precise measurement of service and interest costs. We have accounted for this change prospectively as a change in accounting estimate. This change did not affect the measurement of our total benefit obligation. The estimated weighted average discount rates used to measure pension service and interest costs were 4.55% and 3.84% in 2017, respectively, compared to 4.83% and 3.95% in 2016, respectively. The previous method would have used a weighted average discount rate for both pension and service costs of 4.40% for 2017 and 4.67% for 2016, which represented the weighted average discount rate used to determine our benefit obligation at December 31, 2016 and 2015, respectively. The change resulted in a reduction to pension expense of approximately $21 million in 2017 and $28 million in 2016 compared to the prior approach. This change did not result in a material impact to postretirement medical expense. See “— Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2018 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2017 and 2016 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “— Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2017, we had deferred tax assets of $493 million, a valuation allowance of $10 million and deferred tax liabilities of $638 million. The deferred tax assets included $12 million for loss carryforwards and $5 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and we accrue the minimum amount in the range if no amount within the range represents a better estimate. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 18 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. At December 31, 2017, the consolidated carrying values of our property, plant and equipment were $1,110 million, capitalized software development costs were $57 million and certain long-term investments were $12 million. At December 31, 2017, the carrying value of our property, plant and equipment represented 9% of total assets, and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. Our results of operations for the periods presented are affected by our business acquisitions. See Note 3 to our audited consolidated financial statements for a discussion of our business acquisitions and dispositions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,		Increase/	Year Ended December 31,		Increase/
(in millions, except per share data)	2017	2016	(decrease)	2016	2015	(decrease)
Net sales	$9,573	$9,210	4%	$9,210	$9,231	(0.2)%
Operating income	$1,020	$957	7%	$957	$785	22%
Goodwill impairment charges	—	—	nm	—	46	nm
Loss related to business divestitures	—	—	nm	—	31	nm
Segment operating income	$1,020	$957	7%	$957	$862	11%
Operating margin	10.7%	10.4%	30 bpts	10.4%	8.5%	190 bpts
Segment operating margin	10.7%	10.4%	30 bpts	10.4%	9.3%	110 bpts
Interest expense and other	$(149)	$(153)	(3)%	$(153)	$(146)	5%
Effective income tax rate	11.7%	21.3%	(960) bpts	21.3%	20.7%	60 bpts
Net income from continuing operations attributable to L3	$753	$619	22%	$619	$492	26%
Adjusted net income from continuing operations attributable to L3(1)	$753	$619	22%	$619	$556	11%
Diluted earnings per share from continuing operations	$9.46	$7.86	20%	$7.86	$6.01	31%
Adjusted diluted earnings per share from continuing operations(1)	$9.46	$7.86	20%	$7.86	$6.80	16%
Diluted weighted average common shares outstanding	79.6	78.8	1%	78.8	81.9	(4)%
_________________
(1) Non-GAAP metric that excludes the goodwill impairment charges and the aggregate loss related to business divestitures. See the table on page 42 for a reconciliation and a discussion of why this information is presented.

nm – not meaningful

2017 Compared with 2016

Net Sales: For the year ended December 31, 2017, consolidated net sales of $9,573 million increased $363 million, or 4%, compared to the year ended December 31, 2016. Organic sales increased by $213 million, or 2%, to $9,369 million for the year ended December 31, 2017. Organic sales exclude $204 million of sales increases related to business acquisitions and $54 million of sales declines related to business divestitures. For the year ended December 31, 2017, organic sales to the U.S. Government increased $288 million, or 5%, to $6,642 million, and organic sales to international and commercial customers decreased $75 million, or 3%, to $2,727 million.

Sales from products increased by $280 million to $6,733 million for the year ended December 31, 2017, compared to $6,453 million for the year ended December 31, 2016. Product sales represented 70% of consolidated net sales for both of the years ended December 31, 2017 and 2016. Sales from products increased by: (1) $147 million primarily driven by Broadband Communication Systems due to increased deliveries of secure networked communication systems primarily for the U.S. DoD, (2) $120 million due to business acquisitions, net of divestitures, (3) $98 million for Total Training Solutions primarily due to higher volume on commercial flight simulators and training systems for the U.S. Air Force (USAF) and (4) $73 million for Precision Engagement Systems primarily due to increased deliveries of fuzing and ordnance products and higher volume for guidance and control products to the U.S. Army and U.S. USAF. These increases were partially offset by decreases of (1) $90 million for Mission Integration due to lower volume for international aircraft modifications, primarily international head-of-state aircraft and the procurement and delivery of two aircraft for a foreign military customer in 2016 compared to one for the USAF Compass Call Recap in the 2017, (2) $43 million due to reduced deliveries for UH-1Y aircraft cabin assemblies and (3) $25 million primarily due to fewer deliveries of enhanced night vision goggle products to the U.S. Army as contracts near completion.

Sales from services increased by $83 million to $2,840 million for the year ended December 31, 2017, compared to $2,757 million for the year ended December 31, 2016. Service sales represented 30% of consolidated net sales for both of the years ended December 31, 2017 and 2016. Sales from services increased primarily by: (1) $37 million for Total Training Solutions due to increased support services primarily to the USAF, (2) $31 million due to business acquisitions, net of divestitures and (3) $12 million due to higher volume of mission management software upgrades for the USAF. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Operating income for the year ended December 31, 2017 increased by $63 million, or 7%, to $1,020 million, compared to the year ended December 31, 2016. Operating margin increased by 30 basis points to 10.7% for the year ended December 31, 2017, compared to 10.4% for the year ended December 31, 2016. The increase in operating margin was driven by: (1) 60 basis points primarily due to improved contract performance for Electronic Systems, Communication Systems and Sensor Systems and (2) 30 basis points at Sensor Systems for a settlement of the class action litigation and product return allowances recorded in 2016 that did not recur. These increases were partially offset by 60 basis points due to severance and restructuring costs of $59 million, including a $12 million non-cash loss on the sale of a building in Sensor Systems and a $4 million pension curtailment charge in connection with the decision to discontinue future service accruals for substantially all salaried employee defined benefit plans effective January 1, 2019 (Pension Curtailment). See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest expense and other: Interest expense and other for the year ended December 31, 2017 declined by $4 million, primarily due to the absence of $7 million of debt retirement charges related to the redemption of: (1) $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016 (the 2016 Notes) in the second quarter of 2016 and (2) $350 million aggregate principal amount of 1.50% Senior Notes due May 28, 2017 (the 2017 Notes) in the fourth quarter of 2016. This decline was partially offset by higher average interest rates on outstanding debt.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2017 decreased to 11.7% from 21.3% for year ended December 31, 2016. The decrease was driven by: (1) $79 million of estimated tax benefits related to U.S. Tax Reform and (2) $30 million of tax benefits from a realignment of foreign legal entities to conform with our segment reporting structure. These increases were partially offset by $21 million for the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters in 2016 that did not recur.

Net income from continuing operations attributable to L3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L3 increased 22% to $753 million for the year ended December 31, 2017, compared to $619 million for the year ended December 31, 2016. Diluted EPS from continuing operations increased 20% to $9.46 for the year ended December 31, 2017, compared to $7.86 for the year ended December 31, 2016. Diluted EPS for 2017 included $0.99 of estimated tax benefits related to U.S. Tax Reform.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2017 increased 1% compared to the year ended December 31, 2016, due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price.

2016 Compared with 2015

Net Sales: For the year ended December 31, 2016, consolidated net sales of $9,210 million decreased $21 million, or 0.2%, compared to the year ended December 31, 2015. Organic sales for the year ended December 31, 2016 increased $95 million, or 1%. Organic sales exclude $209 million related to business divestitures and $93 million from business acquisitions. For the year ended December 31, 2016, organic sales to the U.S. Government increased $270 million, or 4%, to $6,382 million, and organic sales to international and commercial customers decreased $175 million, or 6%, to $2,735 million.

Sales from products decreased by $147 million to $6,453 million for the year ended December 31, 2016, compared to $6,600 million for the year ended December 31, 2015. Product sales represented 70% and 71% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively. Sales from products declined by $156 million due to the divestiture of MSI on May 29, 2015 and $86 million in the Space & Power Systems sector primarily due to reduced demand for power devices for commercial satellites. These decreases were partially offset by increases of $49 million in the Broadband Communication Systems sector primarily due to increased volume and deliveries of secure networked communication systems for the DoD and $46 million primarily at Security & Detection Systems due to deliveries of airport security screening systems to international customers and commercial aviation recorders products.

Sales from services increased by $126 million to $2,757 million for the year ended December 31, 2016, compared to $2,631 million for the year ended December 31, 2015. Service sales represented 30% and 29% of consolidated net sales for the years ended December 31, 2016 and 2015, respectively. Sales from services increased by $72 million due to the CTC Aviation Group (L3 CTC), L3 ForceX and Aerosim business acquisitions and $54 million primarily for Broadband Communication Systems due to increased volume for logistics support services for the DoD. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2016 increased by $172 million to $957 million, compared to the year ended December 31, 2015. Segment operating income for the year ended December 31, 2016 increased by $95 million, or 11%, compared to the year ended December 31, 2015. Segment operating margin increased by 110 basis points to 10.4% for the year ended December 31, 2016, compared to 9.3% for the year ended December 31, 2015. Segment operating margin increased by: (1) 90 basis points due to losses in 2015 at Aerospace Systems on international head-of-state aircraft modification contracts which did not recur and (2) 50 basis points due to lower pension expense of $45 million. These increases were partially offset by sales mix changes. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest expense and other: Interest expense and other for the year ended December 31, 2016 included $7 million of debt retirement charges related to the redemption of: (1) $300 million aggregate principal amount of the 2016 Notes in the second quarter of 2016 and (2) $350 million aggregate principal amount of the 2017 Notes in the fourth quarter of 2016.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2016 increased to 21.3% from 20.7% for the year ended December 31, 2015. The increase in the effective income tax rate was driven by lower foreign tax benefits and lower Federal Research and Experimentation tax credits in 2016 compared to 2015, partially offset by a benefit of $17 million due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards.

Net income from continuing operations attributable to L3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L3 in the year ended December 31, 2016 increased to $619 million, compared to $492 million in the year ended December 31, 2015. Diluted EPS from continuing operations was $7.86 for the year ended December 31, 2016, compared to $6.01 for the year ended December 31, 2015.

Adjusted net income from continuing operations attributable to L3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L3 increased 11% to $619 million compared to the year ended December 31, 2015, and adjusted diluted EPS from continuing operations increased 16% to $7.86.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Diluted EPS from continuing operations attributable to L3's common stockholders	$9.46	$7.86	$6.01
EPS impact of the goodwill impairment charges(1)	—	—	0.54
EPS impact of loss on business divestitures(2)	—	—	0.25
Adjusted diluted EPS from continuing operations(3)	$9.46	$7.86	$6.80
Net income from continuing operations attributable to L3	$753	$619	$492
Goodwill impairment charges(1)	—	—	44
Loss on business divestitures(2)	—	—	20
Adjusted net income from continuing operations attributable to L3(3)	$753	$619	$556
_________________
(1) Goodwill impairment charges	$—	$—	$(46)
Tax benefit	—	—	2
After-tax impact	—	—	(44)
Diluted weighted average common shares outstanding	—	—	81.9
Per share impact(4)	$—	$—	$(0.54)

(2) Loss on business divestitures	$—	$—	$(31)
Tax benefit	—	—	11
After-tax impact	—	—	(20)
Diluted weighted average common shares outstanding	—	—	81.9
Per share impact(4)	$—	$—	$(0.25)
(3)	Adjusted diluted EPS is diluted EPS attributable to L3's common stockholders, excluding the goodwill impairment charges and charges or credits relating to business divestitures. Adjusted net income attributable to L3 is net income attributable to L3, excluding the goodwill impairment charges and charges or credits relating to business divestitures. These amounts are not calculated in accordance with U.S. GAAP. We believe that the goodwill impairment charges and charges or credits relating to business divestitures affect the comparability of the results of operations for 2017 and 2016 to the results of operations for 2015. We also believe that disclosing net income and diluted EPS excluding the goodwill impairment charges and charges or credits relating to business divestitures will allow investors to more easily compare the 2017 and 2016 results to the 2015 results. However, these measures may not be defined or calculated by other companies in the same manner.
(4)	Amounts may not recalculate directly due to rounding.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. The results of operations of the Vertex Aerospace business and the NSS segment sold to CACI International Inc. are classified as discontinued operations for all periods presented. See Note 21 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2017	2016	2015
	(dollars in millions)
Net sales:(1)
Electronic Systems	$3,024	$2,753	$2,824
Aerospace Systems	2,773	2,936	2,919
Communication Systems	2,229	2,053	2,042
Sensor Systems	1,547	1,468	1,446
Consolidated net sales	$9,573	$9,210	$9,231

Operating income:
Electronic Systems	$403	$360	$337
Aerospace Systems	210	255	193
Communication Systems	212	195	190
Sensor Systems	195	147	142
Total segment operating income	1,020	957	862
Goodwill impairment charges	—	—	(46)
Loss related to business divestitures	—	—	(31)
Consolidated operating income	$1,020	$957	$785

Operating margin:
Electronic Systems	13.3%	13.1%	11.9%
Aerospace Systems	7.6%	8.7%	6.6%
Communication Systems	9.5%	9.5%	9.3%
Sensor Systems	12.6%	10.0%	9.8%
Total segment operating margin	10.7%	10.4%	9.3%
Goodwill impairment charges	—%	—%	(0.5)%
Loss related to business divestitures	—%	—%	(0.3)%
Consolidated operating margin	10.7%	10.4%	8.5%
(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Year Ended December 31,				Year Ended December 31,		Increase/ (decrease)
	2017	2016	Increase		2016	2015
	(dollars in millions)
Net sales	$3,024	$2,753	10%		$2,753	$2,824	(3)%
Operating income	$403	$360	12%		$360	$337	7%
Operating margin	13.3%	13.1%	20	bpts	13.1%	11.9%	120	bpts

2017 Compared with 2016

Electronic Systems net sales for the year ended December 31, 2017 increased by $271 million, or 10%, compared to the year ended December 31, 2016. Organic sales increased by $147 million, or 5%, compared to the year ended December 31, 2016. Organic sales exclude $178 million of sales increases related to business acquisitions and $54 million of sales declines related to business divestitures. Organic sales increased by: (1) $135 million for Total Training Solutions primarily due to higher volume on commercial flight simulators and training systems for the USAF, (2) $80 million for Precision Engagement Systems primarily due to increased deliveries of fuzing and ordnance products and higher volume for guidance and control products to the U.S. Army and USAF and (3) $30 million for Power & Propulsion primarily due to higher volume for U.S. Navy (USN) power conversion and distribution systems. These increases were partially offset by $98 million primarily for Security & Detection due to fewer deliveries for airport screening devices to the U.S. Transportation Security Administration and foreign customers and fewer deliveries of cargo screening devices to foreign customers.

Electronic Systems operating income for the year ended December 31, 2017 increased by $43 million, or 12%, compared to the year ended December 31, 2016. Operating margin increased by 20 basis points to 13.3%. Higher sales volume and mix changes, primarily for Total Training Solutions and Power & Propulsion, increased operating margin by 110 basis points. These increases were partially offset by 40 basis points primarily due to lower margins related to acquisitions and 50 basis points due to higher severance costs of $13 million.

2016 Compared with 2015

Electronic Systems net sales for the year ended December 31, 2016 decreased by $71 million, or 3%, compared to the year ended December 31, 2015. Organic sales increased $52 million, or 2%, compared to the year ended December 31, 2015. Organic sales exclude $62 million of sales increases related to business acquisitions and $185 million of sales declines related to business divestitures. Sales increased by: (1) $30 million for Aviation Products due to: (i) deliveries of commercial aviation recorders products and (ii) higher volume for overhaul and repair services for cockpit display products to the USAF and a new commercial cockpit control/display unit product, (2) $12 million for Security & Detection due to deliveries of airport security screening systems to international customers and (3) $10 million for Power & Propulsion Systems primarily due to higher volume for power conversion and distribution systems to the USN and an allied foreign naval customer.

Electronic Systems operating income for the year ended December 31, 2016 increased by $23 million, or 7%, compared to the year ended December 31, 2015. Operating margin increased by 120 basis points to 13.1%. Operating margin increased by 70 basis points primarily due to higher margins related to acquisitions and divestitures and 50 basis points due to lower pension expense of $13 million.

Aerospace Systems

	Year Ended December 31,				Year Ended December 31,
	2017	2016	Decrease		2016	2015	Increase
	(dollars in millions)
Net sales	$2,773	$2,936	(6)%		$2,936	$2,919	1%
Operating income	$210	$255	(18)%		$255	$193	32%
Operating margin	7.6%	8.7%	(110)	bpts	8.7%	6.6%	210	bpts

2017 Compared with 2016

Aerospace Systems net sales for the year ended December 31, 2017 decreased by $163 million, or 6%, compared to the year ended December 31, 2016. Sales decreased by: (1) $71 million due to lower volume for large ISR aircraft systems for foreign military customers as contracts near completion, (2) $67 million due to lower volume for international aircraft modifications, primarily international head-of-state aircraft and Australian Defence Force (ADF) C-27J aircraft, (3) $58 million due to the procurement and delivery of two aircraft to a foreign military customer in the 2016 second quarter compared to one for the USAF Compass Call Recap in the 2017 fourth quarter and (4) $46 million due to reduced deliveries for UH-1Y aircraft cabin assemblies. These decreases were partially offset by $79 million primarily due to higher volume for ISR systems to the U.S. Government.

Aerospace Systems operating income for the year ended December 31, 2017 decreased by $45 million, or 18%, compared to the year ended December 31, 2016. Operating margin decreased by 110 basis points to 7.6%. Operating margin decreased by: (1) 70 basis points due to severance and restructuring costs of $21 million, (2) 30 basis points primarily due to unfavorable contract performance adjustments on international aircraft modification contracts at Mission Integration and (3) 10 basis points primarily due to the Pension Curtailment.

2016 Compared with 2015

Aerospace Systems net sales for the year ended December 31, 2016 increased by $17 million, or 1%, compared to the year ended December 31, 2015. Sales increases at Mission Integration were due to: (1) $107 million primarily due to the procurement and delivery of two business jets to foreign military customers in the 2016 second quarter, (2) $74 million due to higher volume for special mission aircraft and large ISR aircraft systems primarily for the U.S. Government, (3) $40 million due to higher volume for small ISR aircraft systems primarily for the U.S. Army and (4) $35 million primarily due to unfavorable contract performance adjustments in the year ended December 31, 2015 that did not recur in the year ended December 31, 2016 on international head-of-state aircraft modification contracts. These increases were partially offset by decreases at Mission Integration of: (1) $148 million for large ISR aircraft systems for foreign military customers as contracts near completion and (2) $91 million for small ISR aircraft fleet management services to the USAF due to reduced demand resulting from the U.S. military drawdown from Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2016 increased by $62 million, or 32%, compared to the year ended December 31, 2015. Operating margin increased by 210 basis points to 8.7%. Operating margin increased by: (1) 370 basis points primarily due to net aggregate unfavorable contract performance adjustments in the year ended December 31, 2015, which included $101 million of cost growth on international head-of-state aircraft modification contracts, that did not recur in the year ended December 31, 2016 and (2) 50 basis points due to improved performance on the Army C-12 contract due to better terms on the new contract which began August 1, 2015. These increases were partially offset by decreases of (1) 140 basis points due to net aggregate favorable contract performance adjustments primarily for large ISR systems in the year ended December 31, 2015 that did not recur in the year ended December 31, 2016 and (2) 70 basis points primarily due to sales mix changes for ISR systems.

Communication Systems

	Year Ended December 31,				Year Ended December 31,
	2017	2016	Increase		2016	2015	Increase
	(dollars in millions)
Net sales	$2,229	$2,053	9%		$2,053	$2,042	1%
Operating income	$212	$195	9%		$195	$190	3%
Operating margin	9.5%	9.5%	—	bpts	9.5%	9.3%	20	bpts

2017 Compared with 2016

Communication Systems net sales for the year ended December 31, 2017 increased by $176 million, or 9%, compared to the year ended December 31, 2016. The increase was primarily driven by Broadband Communication Systems due to increased deliveries of secure networked communication systems primarily for the U.S. DoD.

Communication Systems operating income for the year ended December 31, 2017 increased by $17 million, or 9%, compared to the year ended December 31, 2016. Operating margin remained the same at 9.5%. Improved contract performance, primarily at Broadband Communication Systems, increased operating margin by 160 basis points. These increases were partially offset by 130 basis points due to mix changes primarily for Space & Power Systems. Consolidation activities primarily related to the traveling wave tube businesses further reduced operating margin by 30 basis points consisting of severance and restructuring costs of $48 million partially offset by a pre-tax gain of $42 million on the sale of the company’s property in San Carlos, California in the second quarter of 2017.

2016 Compared with 2015

Communication Systems net sales for the year ended December 31, 2016 increased by $11 million, or 1%, compared to the year ended December 31, 2015. Organic sales decreased by $4 million, or 0.2%, compared to the year ended December 31, 2015. Organic sales exclude $15 million of sales increases related to business acquisitions. The decrease was due to: (1) $88 million in the Space & Power Systems, primarily due to reduced demand for power devices for commercial satellites, and (2) $64 million in the Broadband Communication Systems due to fewer deliveries on a satellite communications (SATCOM) land terminals contract for the ADF, which was completed in the second quarter of 2016. These decreases were largely offset by increases of $109 million in the Broadband Communication Systems primarily due to increased volume and deliveries of secure networked communication systems for the DoD and $39 million primarily for increased volume and deliveries to the DoD of mobile and ground-based SATCOM systems for the U.S. military.

Communication Systems operating income for the year ended December 31, 2016 increased by $5 million, or 3%, compared to the year ended December 31, 2015. Operating margin increased by 20 basis points to 9.5%. Operating margin increased by 60 basis points due to lower pension expense of $13 million, partially offset primarily due to sales mix changes.

Sensor Systems

	Year Ended December 31,				Year Ended December 31,
	2017	2016	Increase		2016	2015	Increase
	(dollars in millions)
Net sales	$1,547	$1,468	5%		$1,468	$1,446	2%
Operating income	$195	$147	33%		$147	$142	4%
Operating margin	12.6%	10.0%	260	bpts	10.0%	9.8%	20	bpts

2017 Compared with 2016

Sensor Systems net sales for the year ended December 31, 2017 increased by $79 million, or 5%, compared to the year ended December 31, 2016. Organic sales increased by $53 million, or 4%, compared to the year ended December 31, 2016. Organic sales exclude $26 million of sales increases related to business acquisitions. Organic sales increased primarily due to increased task order volume on U.S. Government contracts, higher volume for space electronics products and increased deliveries of airborne turret systems to the USAF. These increases were partially offset by fewer deliveries of enhanced night vision goggle products to the U.S. Army as contracts near completion.

Sensor Systems operating income for the year ended December 31, 2017 increased by $48 million, or 33%, compared to the year ended December 31, 2016. Operating margin increased by 260 basis points to 12.6%. Operating margin increased by: (1) 180 basis points for a settlement of the class action litigation and product return allowances recorded in 2016 that did not recur at EoTech, (2) 120 basis points primarily for improved contract performance at Maritime Sensor Systems, (3) 30 basis points due to reserves for excess and obsolete inventory recorded in 2016 that did not recur and (4) 20 basis points primarily due to higher sales volume. These increases were partially offset by 70 basis points due to a $12 million loss on the sale of a building during the 2017 fourth quarter in anticipation of consolidating two focal plane array foundries during 2018 and 2019 and 20 basis points due to severance costs of $3 million.

2016 Compared with 2015

Sensor Systems net sales for the year ended December 31, 2016 increased by $22 million, or 2%, compared to the year ended December 31, 2015. Organic sales increased $30 million, or 2%, compared to the year ended December 31, 2015. Organic sales exclude $16 million of sales increases related to business acquisitions and $24 million of sales declines related to business divestitures. Organic sales increased primarily due to increased deliveries for infrared detection and space electronics products to the USAF and higher volume for hybrid electric drive contracts and photonics masts products to the USN.

Sensor Systems operating income for the year ended December 31, 2016 increased by $5 million, or 4%, compared to the year ended December 31, 2015. Operating margin increased by 20 basis points to 10.0%. Operating margin increased by 90 basis points primarily for improved contract performance at Space & Sensor Systems and Airborne Sensor Systems. This increase was partially offset by 40 basis points for a settlement of the class action litigation and product returns allowance recorded in 2016 at EoTech and 30 basis points due to lower margins related to acquisitions and divestitures.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2017, we had total cash and cash equivalents of $662 million. While no amounts of the cash and cash equivalents are considered restricted, $286 million of cash was held by our foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At December 31, 2017, we had the full availability of our Credit Facility. We generated $985 million of net cash from operating activities from continuing operations during the year ended December 31, 2017, and we received net cash proceeds of $74 million substantially all from the sale of the property in San Carlos, California, and $18 million primarily from the divestitures of Coleman and Aviation Jet Services. Significant cash uses during the year ended December 31, 2017 included $316 million related to the business acquisitions, $236 million related to the payment of dividends, $224 million related to capital expenditures and $180 million related to repurchasing shares of our common stock.

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

Balance Sheet

Billed receivables increased by $23 million to $723 million at December 31, 2017, from $700 million at December 31, 2016, primarily due to the timing of billings and collections for Total Training Solutions and Broadband Communication Systems, $13 million for foreign currency translation adjustments and $10 million for business acquisitions. These increases were partially offset by decreases for Warrior Sensor Systems and Advanced Communications and $14 million for assets classified as held for sale at December 31, 2017.

Contracts in process increased by $75 million to $1,933 million at December 31, 2017, from $1,858 million at December 31, 2016. During the year ended December 31, 2017, contracts in process increased: (1) $32 million for business acquisitions, (2) $15 million for foreign currency translation adjustments and (3) $70 million comprised of:

•	increases of $47 million in inventoried contract costs primarily due to the timing of deliveries for Space & Power Systems and Airborne Sensor Systems, and
•	increases of $23 million in unbilled contract receivables primarily due to sales exceeding billings for Total Training Solutions and Broadband Communication Systems, partially offset by billings exceeding sales for Mission Integration and Power & Propulsion Systems.

These increases were partially offset by $33 million for assets classified as held for sale, and $10 million due to the Coleman divestiture.

L3’s receivables days sales outstanding (DSO) was 70 at December 31, 2017, compared with 69 at December 31, 2016. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables by (2) our trailing 12-month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, discontinued operations and sales from our Aerostructures and Doss Aviation’s Aviation Services businesses, which are classified as held for sale at December 31, 2017, multiplied by the number of calendar days in the trailing 12-month period (365 days at December 31, 2017 and 366 days at December 31, 2016). Our trailing 12-month pro forma sales were $9,508 million at December 31, 2017 and $9,354 million at December 31, 2016. The increase in DSO during 2017 was primarily due to an increase in billed and unbilled receivables, which is discussed above, partially offset by the increase in our trailing 12-month pro forma sales.

Inventories increased by $59 million to $389 million at December 31, 2017 from $330 million at December 31, 2016, due to acquisitions, primarily the ETD business acquisition and for Warrior Sensor Systems and Security & Detection Systems to support customer demand.

The increase in other current assets was primarily due to an advance payment by Mission Integration for long lead material on a foreign military contract and income tax receivable benefits due to restructuring of international subsidiaries and additional depreciation deductions from U.S. Tax Reform.

The increase in property, plant and equipment was primarily due to capital expenditures and $27 million for business acquisitions, primarily Doss Aviation and G-Air, barely exceeding depreciation expense, $43 million of dispositions, primarily the sale of the property in San Carlos, California and a $41 million decrease primarily for assets classified as held for sale at December 31, 2017.

Goodwill increased by $241 million to $6,615 million at December 31, 2017 from $6,374 million at December 31, 2016. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
December 31, 2016	$2,644	$1,174	$1,023	$1,533	$6,374
Business acquisitions(1)	131	—	—	81	212
Business divestitures(2)	(12)	—	—	—	(12)
Foreign currency translation adjustments	60	14	—	19	93
Assets held for sale(3)	(10)	(42)	—	—	(52)
December 31, 2017	$2,813	$1,146	$1,023	$1,633	$6,615
(1)	Business acquisitions for the Electronic Systems segment included the acquisitions of the ETD, Doss Aviation and G-Air businesses and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. Business acquisitions for the Sensor Systems segment included primarily the Adaptive Methods, Open Water Power, OceanServer and Kigre business acquisitions.
(2)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(3)	The Aerostructures businesses from the Aerospace Systems segment are classified as held for sale as of December 31, 2017.

The increase in identifiable intangible assets was due to $114 million of intangible assets recognized related to the business acquisitions, primarily the Open Water Power, ETD, Doss Aviation, Adaptive Methods, Kigre, OceanServer and G-Air business acquisitions, partially offset by the Aviation Jet Services business divestiture, as well as amortization expense.

The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs increased primarily due to increased severance as a result of headcount reductions and $7 million from business acquisitions.

Other current liabilities decreased primarily due to the payment related to the securities class action settlement of $14 million in the third quarter of 2017 and the resolution of contractual offset obligations, partially offset by $11 million of estimated contingent purchase price payable for the Open Water Power business acquisition.

The decrease in deferred tax liabilities was primarily due to the revaluation of deferred taxes for U.S. Tax Reform, partially offset by increases for the acquisition of non-deductible in-process research and development during 2017 and the amortization of certain goodwill and other identifiable intangible assets for tax purposes.

The increase in other liabilities was due to a $27 million increase in non-current income taxes payable related to uncertain income tax positions and $15 million related to the Toll Charge in accordance with U.S. Tax Reform.

Pension Plans

L3 maintains defined benefit pension plans covering approximately 24% of employees. At December 31, 2017, L3’s projected benefit obligation (PBO), which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $4,228 million and exceeded the fair value of L3’s pension plan assets of $3,047 million by $1,181 million. At December 31, 2016, L3’s PBO was $3,758 million and exceeded the fair value of L3’s pension plan assets of $2,721 million by $1,037 million. The $144 million increase in our unfunded status was primarily due to the decrease in our weighted average discount rate from 4.40% at December 31, 2016 to 3.78% at December 31, 2017, partially offset by an increase in plan asset balances due to asset returns.

The expected long-term return on plan assets assumption represents the average rate that we expect to earn over the long-term on the assets of our benefit plans, including those from dividends, interest income and capital appreciation. We utilize a third party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical and forward looking rates of return for each individual asset class. With respect to the determination of our expected long-term return on plan assets assumption for the year ended December 31, 2017, we considered: (1) a 20-year forward looking return on plan assets as developed with the assistance of our third party consultant, which is currently 8.03% for our U.S. plans and 7.25% for our Canadian plans, and (2) our historical returns. While we review historical rates of return on our plan assets, the substantial volatility in any one year can result in historical data that is less indicative of future returns. Accordingly, we give greater consideration toward forward looking returns in developing our expected long-term return on plan assets assumption. In reviewing our historical returns, we noted that the average annual return on our U.S. pension plan assets over the period since L3’s formation in 1997 through 2016, net of investment management fees and determined on an arithmetic basis, was 7.00%. Arithmetic annual averages represent the simple average returns over independent annual periods. In addition, the actual annual returns have exceeded our long-term return on plan assets assumption in 13 of the past 20 years since L3’s formation. The long-term return on plan assets assumption of 8.00% for our U.S. plans and 7.25% for our Canadian plans did not change. Based on the forward looking and historical returns on our plan assets discussed above and an allotment for active management, we believe our weighted average long-term return on plan assets assumption in 2017 of 7.92% continues to be within a reasonable range.

We recorded net actuarial losses of $200 million in the year ended December 31, 2017 primarily due to the decrease in our weighted average discount rate, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 19 to our audited consolidated financial statements for additional information regarding our pension plans.

Our pension expense for 2017 was $110 million, including a $4 million curtailment charge in connection with management’s decision to discontinue future service accruals for substantially all salaried employee pension plans effective January 1, 2019. We currently expect pension expense for 2018 to decrease $11 million to approximately $99 million primarily due to higher asset returns caused by an increase in plan asset balances compared to the prior year, partially offset by the decrease in our weighted average discount rate.

Our pension expense for 2018 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions and divestitures for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2018, including the discount rate, mortality rates, expected long-term return on plan assets and salary increases.

We expect our pension expense to decrease significantly in 2019 and future years due to the elimination of future service accruals for substantially all salaried employee pension plan participants and reduced amortization of actuarial losses due to an expected change in the amortization period from the estimated remaining service periods to the estimated remaining expected lifetime of the covered employees. The actual decrease in pension expense will be based on the same factors discussed above, including changes (if any) to our pension assumptions for 2019 and future years.

Our cash pension contributions for 2017 were $97 million, and we currently expect to contribute approximately $100 million to our pension plans in 2018. Actual 2018 pension contributions could be affected by changes in the funded status of our pension plans during 2018. A substantial portion of our pension plan contributions for L3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by, holding all other assumptions constant, certain actuarial assumptions. The following table illustrates the sensitivity of a change in certain assumptions for our pension plans and resulting increase (decrease) to the 2018 expected pension expense and PBO at December 31, 2017.

	Effect on 2018 Pension Expense	Effect on December 31, 2017 PBO
	(in millions)
25 basis point decrease in discount rate	$18	$161
25 basis point increase in discount rate	(16)	(152)
25 basis point decrease in expected return on assets	8	N/A
25 basis point increase in expected return on assets	(8)	N/A

Statement of Cash Flows

The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash from operating activities from continuing operations	$985	$1,022	$1,035
Net cash used in investing activities from continuing operations	(453)	(10)	(190)
Net cash used in financing activities from continuing operations	(366)	(856)	(1,205)

Operating Activities — Continuing Operations

2017 Compared with 2016. We generated $985 million of cash from operating activities during the year ended December 31, 2017, a decrease of $37 million compared with $1,022 million generated during the year ended December 31, 2016. The decrease was primarily driven by higher income tax payments. The net cash from changes in operating assets and liabilities is further discussed above under “Balance Sheet.”

2016 Compared with 2015. We generated $1,022 million of cash from operating activities during the year ended December 31, 2016, a decrease of $13 million compared with $1,035 million generated during the year ended December 31, 2015. The decrease was primarily due to primarily refund payments in connection with the product return allowances at EoTech.

Interest Payments. Our cash from operating activities included interest payments on debt of $165 million for the year ended December 31, 2017, $162 million for the year ended December 31, 2016 and $182 million for the year ended December 31, 2015. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2017, we used $453 million of cash from investing activities, which included $316 million for business acquisitions discussed above under “Business Acquisitions and Divestitures” and $224 million for capital expenditures, partially offset by $74 million of cash generated primarily from the sale of the property in San Carlos, California and $18 million from business divestitures.

During 2016, we used $10 million of cash from investing activities, which included $388 million for business acquisitions discussed above under “Business Acquisitions and Divestitures” and $210 million for capital expenditures, partially offset by $561 million of cash received from business divestitures (primarily NSS).

During 2015, we used $190 million of cash primarily to: (1) acquire three businesses discussed above under “Business Acquisitions and Divestitures” for $320 million and (2) pay $195 million for capital expenditures. These cash outflows were partially offset by net proceeds received of $318 million from the MSI, BSI, Tinsley Product Line and Klein divestitures.

Financing Activities — Continuing Operations

Debt

At December 31, 2017, total outstanding debt was $3,330 million, compared to $3,325 million at December 31, 2016, all of which was senior debt. At December 31, 2017, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $416 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at December 31, 2017. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At December 31, 2017, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 9 to our audited consolidated financial statements for the components of our debt at December 31, 2017.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. Our senior unsecured credit rating from both Standard and Poor’s and Fitch Ratings is BBB- with a stable outlook, and our senior unsecured credit rating from Moody’s Investors Service is Baa3 with a stable outlook.

Repurchases, Redemptions, and Maturities of Senior Notes

The repurchases, redemptions and maturities of Senior Notes are presented in the table below. See Note 9 to our audited consolidated financial statements for additional information on the redemption provisions of our outstanding Senior Notes.

Note	Settlement Type	Date Settled	Aggregate Amount	Debt Retirement Charge	Cash Payments
			(in millions)
1.50% Senior Notes due 2017(1)	Redemption	December 30, 2016	$350	$2	$351
3.95% Senior Notes due 2016	Maturity	November 15, 2016	$200	$—	$200
3.95% Senior Notes due 2016(2)	Redemption	May 20, 2016	$300	$5	$305
3.95% Senior Notes due 2024	Tender Offer	December 22, 2015	$300	$1	$297
(1)	The 1.50% Senior Notes due 2017 were redeemed at a price equal to 100.323% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Interest ceased to accrue on and after the redemption date.
(2)	The 3.95% Senior Notes due 2016 were redeemed at a price equal to 101.475% of the principal amount thereof, plus accrued and unpaid interest. Interest ceased to accrue on and after May 20, 2016, and the only remaining right of holders of such Notes was to receive payment of the redemption price and accrued interest.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for a description of our debt, related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2017.

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

Equity

During 2017 and 2016, L3’s Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
2017
February 13	March 1	$0.75	$59(1)	March 15
May 9	May 19	$0.75	$59(1)	June 15
July 19	August 17	$0.75	$59(1)	September 15
October 17	November 17	$0.75	$59(1)	December 15

2016
February 9	March 1	$0.70	$55(2)	March 15
May 3	May 17	$0.70	$55(2)	June 15
June 21	August 17	$0.70	$55(2)	September 15
October 18	November 17	$0.70	$55(2)	December 15
(1)	During the year ended December 31, 2017, we paid $236 million of cash dividends. Payments of previously accrued dividends for employee held stock awards were offset by accrued dividends to be paid in future periods.
(2)	During the year ended December 31, 2016, we paid $220 million of cash dividends. Payments of previously accrued dividends for employee held stock awards were offset by accrued dividends to be paid in future periods.

L3 repurchased $180 million, or 1.0 million shares, of its common stock during the year ended December 31, 2017, $373 million, or 3.0 million shares, of its common stock during the year ended December 31, 2016 and $740 million, or 6.4 million shares, of its common stock during the year ended December 31, 2015.

On February 12, 2018, L3 announced that its Board of Directors had increased L3’s regular quarterly cash dividend from $0.75 per share to $0.80 per share, or 7%, payable on March 15, 2018, to shareholders of record at the close of business on March 1, 2018.

The number of holders of record of L3’s common stock on February 16, 2018 was approximately 197,000. On February 16, 2018, the closing price of L3’s common stock as reported by the NYSE was $212.89 per share.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2017, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by Period
	Total	Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
	(in millions)
Contractual Obligations
Debt(1)	$3,350	$—		$1,800		$650	$900
Interest payments(2)	611	157		262		86	106
Non-cancelable operating leases(3)	642	104		189	(4)	115	234
Notes payable and capital lease obligations	17	—		1		1	15
Purchase obligations(5)	2,194	1,873		299		17	5
Toll Charge(6)	15	1		3		2	9
Other long-term liabilities(7)	315	110	(8)	125		33	47
Total(9)	$7,144	$2,245		$2,679		$904	$1,316
(1)	Represents principal amount of debt and only includes scheduled principal payments.
(2)	Represents expected interest payments on L3’s debt balance at December 31, 2017 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(3)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(4)	Includes the residual value guarantee for three real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase the properties for $45 million or sell the properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $39 million. See Note 18 to our audited consolidated financial statements for a further description of these leases.
(5)	Represents open purchase orders at December 31, 2017 for amounts expected to be paid for goods or services that are legally binding.
(6)	Represents the portion of the $22 million estimated Toll Charge that is payable as of December 31, 2017. Under U.S. Tax Reform, the Toll Charge will be paid over an eight-year period.
(7)	Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2019 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2018.
(8)	Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2018, we expect to contribute approximately $100 million to our pension plans and approximately $10 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement benefit plans.
(9)	Excludes unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2017 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 16 to our audited consolidated financial statements.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make are generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2017, the remaining obligations under our outstanding offset agreements totaled $1.1 billion, which primarily relate to our Aerospace Systems segment, some of which extend through 2028. To the extent we have entered into purchase obligations at December 31, 2017 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $89 million at December 31, 2017, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2017, including the amounts expected to be paid or settled for each of the periods indicated below.

		Commitment Expiration by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	$416	$290	$96	$21	$9
Other guarantees(2)	7	7	—	—	—
Total(3)(4)(5)	$423	$297	$96	$21	$9
(1)	Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L3’s nonperformance.

(2)	Represents the minimum guarantees made by L3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 18 to our audited consolidated financial statements for a description of these guarantees). During the first quarter of 2018, the Company expects to purchase the underlying simulator systems at the end of their respective lease terms for approximately $15 million.
(3)	The total amount does not include residual value guarantees for two real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $45 million on or before August 31, 2020. See Note 18 to our audited consolidated financial statements for a further description of these leases.
(4)	The total amount does not include the fair value of the contingent consideration liability for the future potential earn-out payments related to the MacH and Open Water Power acquisitions. See Note 12 to our audited consolidated financial statements for additional information on the fair value of the contingent consideration.
(5)	The total does not include future minimum payments under non-cancelable operating leases. See Note 18 to our audited consolidated financial statements for a further description of these leases.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, and could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term and could have a material adverse effect on our results of operations and cash flows. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 18 to our audited consolidated financial statements.

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

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2017, our foreign currency forward contracts had maturities ranging through 2023, a notional value of $307 million and a corresponding net fair value that was an asset of $10 million.

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2017 and any material updates to these factors contained in any of our future filings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management assessed the effectiveness of L3 Technologies, Inc. internal control over financial reporting as of December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework, issued in 2013. Based on our assessments and those criteria, management determined that L3 Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage of its website at http://www.L3T.com under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chief executive officer and president, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors,” “Continuing Members of the Board of Directors,” “Executives and Certain Other Officers of the Company,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2018 Annual Meeting of Shareholders, to be held on May 7, 2018, and is incorporated herein by reference. L3 will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of its 2017 fiscal year covered by this Form 10-K.

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

Item 14. Principal Accounting Fees and Services

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

3.1	Restated Certificate of Incorporation of L3 Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2017 (File No. 001-37975)).
3.2	Amended and Restated Bylaws of L3 Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2018 (File No. 333-46983)).
4.1
Form of Common Stock Certificate of L3 Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-37975)).

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

10.2
Amendment to Credit Agreement, dated as of December 22, 2016, among L-3 Communications Corporation, certain subsidiaries of the Registrant from time to time party thereto as guarantors, certain lenders from time to time party thereto, certain L/C issuers from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-37975)).

†10.3
Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors of L3 Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 333-46983)).

†10.4
Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 333-46983)).

†10.5
L3 Technologies, Inc. Amended and Restated 2008 Long Term Performance Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.6
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File No. 333-46983)).

†10.7
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

Exhibit No.	Description of Exhibits
†10.9
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.10
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2017 Version) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

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

†10.16
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2017 CEO Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.17
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.18
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.19
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 CEO Version) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.20
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.21
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 Senior Executive Version) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.22
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Senior Executive Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

Exhibit No.	Description of Exhibits
*†10.23	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017-2 Senior Executive Version).
†10.24
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File No. 333-46983)).

†10.25
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Annual Equity Award Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File No. 333-46983)).

†10.26
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Non-Employee Directors Annual Equity Award Version) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-37975)).

†10.27
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Deferred Compensation Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File No. 333-46983)).

†10.28
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2017 Non-Employee Directors Deferred Compensation Version) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.29
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.30
Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2016 Version) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.31
Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2017 Version) (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.32
L3 Technologies, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.33
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version) (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File No. 333-46983)).

†10.34
Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2016 Version) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 25, 2016 (File No. 333-46983)).

†10.35
Form of L3 Technologies, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2017 Version) (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.36
L3 Technologies, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.37
Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
†10.38
Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-46983)).

†10.39
Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File No. 333-46983)).

†10.40
Global Amendment to Equity-Based Award Agreements and Award Notices and Cash-Based Award Agreements and Award Notices dated as of December 31, 2016 (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.41
L3 Technologies, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-37975)).

†10.42
L3 Technologies, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.43
L3 Technologies, Inc. Deferred Compensation Plan I (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.44
L3 Technologies, Inc. Deferred Compensation Plan II (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

†10.45	L3 Technologies, Inc. Supplemental Savings Plan II (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed on November 29, 2017 (File No. 333-221805)).
†10.46
Consulting Agreement between L3 Technologies, Inc. and Curtis Brunson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2017 (File No. 001-37975)).

†10.47
Consulting Agreement between L3 Technologies, Inc. and Steve Kantor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2017 (File No. 001-37975)).

†10.48
Offer Letter between L3 Technologies, Inc. and Christopher E. Kubasik (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated October 31, 2017 (File No. 001-37975)).

*†10.49	L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement, effective as of December 20, 2017, between L3 Technologies, Inc. and Christopher E. Kubasik.
*†10.50	L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement, effective as of December 20, 2017, between L3 Technologies, Inc. and Christopher E. Kubasik.
†10.51
Retirement Agreement and General Release between L3 Technologies, Inc. and Michael T. Strianese (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2017 (File No. 001-37975)).

10.52
Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

+10.53
Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

+10.54
Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File No. 333-46983)).

Exhibit No.	Description of Exhibits
**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	The information required in this exhibit is presented in Note 15 to the consolidated financial statements as of December 31, 2017 in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.
+	Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 22, 2018.

Signature	Title

/s/ Christopher E. Kubasik	Chief Executive Officer and President (Principal Executive Officer) and Director
Christopher E. Kubasik

/s/ Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Ralph G. D’Ambrosio

/s/ Dan Azmon	Vice President, Controller and Principal Accounting Officer
Dan Azmon

/s/ Michael T. Strianese	Chairman
Michael T. Strianese

/s/ Robert B. Millard	Lead Director
Robert B. Millard

/s/ Claude R. Canizares	Director
Claude R. Canizares

/s/ Thomas A. Corcoran	Director
Thomas A. Corcoran

/s/ Ann E. Dunwoody	Director
Ann E. Dunwoody

/s/ Lewis Kramer	Director
Lewis Kramer

/s/ Lloyd W. Newton	Director
Lloyd W. Newton

/s/ Vincent Pagano, Jr.	Director
Vincent Pagano, Jr.

/s/ H. Hugh Shelton	Director
H. Hugh Shelton

/s/ Arthur L. Simon	Director
Arthur L. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L3 Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of L3 Technologies, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2018

We have served as the Company’s auditor since 1997.

L3 TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$662	$363
Billed receivables, net of allowances of $18 in 2017 and $13 in 2016	723	700
Contracts in process	1,933	1,858
Inventories	389	330
Prepaid expenses and other current assets	300	175
Assets held for sale	135	—
Assets of discontinued operations	306	481
Total current assets	4,448	3,907
Property, plant and equipment, net	1,110	1,107
Goodwill	6,615	6,374
Identifiable intangible assets	292	229
Other assets	264	248
Total assets	$12,729	$11,865

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$531	$419
Accrued employment costs	493	462
Accrued expenses	217	188
Advance payments and billings in excess of costs incurred	509	476
Income taxes payable	19	22
Other current liabilities	367	392
Liabilities held for sale	17	—
Liabilities of discontinued operations	226	235
Total current liabilities	2,379	2,194
Pension and postretirement benefits	1,313	1,177
Deferred income taxes	158	189
Other liabilities	398	356
Long-term debt	3,330	3,325
Total liabilities	7,578	7,241

Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 77,876,687 shares outstanding at December 31, 2017 and 77,232,204 shares outstanding at December 31, 2016	6,519	6,285
Treasury stock (at cost), 83,362,412 shares at December 31, 2017 and 82,385,075 shares at December 31, 2016	(7,404)	(7,224)
Retained earnings	6,659	6,218
Accumulated other comprehensive loss	(691)	(726)
Total shareholders’ equity	5,083	4,553
Noncontrolling interests	68	71
Total equity	5,151	4,624
Total liabilities and equity	$12,729	$11,865

See notes to consolidated financial statements.

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales:
Products	$6,733	$6,453	$6,600
Services	2,840	2,757	2,631
Total net sales	9,573	9,210	9,231

Cost of sales:
Products	(5,999)	(5,818)	(6,036)
Services	(2,554)	(2,435)	(2,333)
Total cost of sales	(8,553)	(8,253)	(8,369)
Goodwill impairment charges	—	—	(46)
Loss related to business divestitures	—	—	(31)
Operating income	1,020	957	785
Interest expense	(169)	(164)	(162)
Interest and other income, net	20	18	17
Debt retirement charges	—	(7)	(1)
Income from continuing operations before income taxes	871	804	639
Provision for income taxes	(102)	(171)	(132)
Income from continuing operations	769	633	507
(Loss) income from discontinued operations, net of income taxes	(76)	91	(732)
Net income (loss)	693	724	(225)
Net income from continuing operations attributable to noncontrolling interests	(16)	(14)	(15)
Net income (loss) attributable to L3	$677	$710	$(240)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$9.65	$7.99	$6.10
Discontinued operations	(0.97)	1.18	(9.07)
Basic earnings (loss) per share	$8.68	$9.17	$(2.97)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$9.46	$7.86	$6.01
Discontinued operations	(0.95)	1.15	(8.94)
Diluted earnings (loss) per share	$8.51	$9.01	$(2.93)
Cash dividends declared per common share	$3.00	$2.80	$2.60

Weighted average common shares outstanding:
Basic	78.0	77.4	80.7
Diluted	79.6	78.8	81.9

See notes to consolidated financial statements.

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$693	$724	$(225)
Other comprehensive income (loss):
Foreign currency translation adjustments	124	(77)	(120)
Unrealized gains (losses) on hedging instruments(1)	3	14	(3)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	45	30	43
Net (loss) gain arising during the period(3)	(137)	(119)	90
Net change in pension and postretirement benefit plans	(92)	(89)	133
Total other comprehensive income (loss)	35	(152)	10
Comprehensive income (loss)	728	572	(215)
Comprehensive income attributable to noncontrolling interests	(16)	(14)	(15)
Comprehensive income (loss) attributable to L3	$712	$558	$(230)
(1)	Net of income taxes of $1 million in 2017, $5 million in 2016 and income tax benefits of $2 million in 2015.
(2)	Net of income taxes of $14 million in 2017, $18 million in 2016 and $24 million in 2015.
(3)	Net of income tax benefits of $42 million in 2017, $69 million in 2016 and income taxes of $49 million in 2015. The 2015 amount includes $9 million (net of income taxes of $5 million) for the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715, Defined Benefit Plans – Pension.

See notes to consolidated financial statements.

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net (loss) income					(240)		15	(225)
Other comprehensive income						10		10
Distributions to noncontrolling interests							(16)	(16)
Cash dividends declared ($2.60 per share)					(213)			(213)
Shares issued:
Employee savings plans	1.1		120					120
Exercise of stock options	0.7		74					74
Employee stock purchase plan	0.3		34					34
Vesting of restricted stock and performance units	0.7
Repurchases of common stock to satisfy tax withholding obligations	(0.3)		(33)					(33)
Stock-based compensation expense			49					49
Treasury stock purchased	(6.4)			(740)				(740)
Other			9					9
Balance at December 31, 2015	78.1	1	6,051	(6,851)	5,728	(574)	74	4,429
Net income					710		14	724
Other comprehensive loss						(152)		(152)
Distributions to noncontrolling interests							(17)	(17)
Cash dividends declared ($2.80 per share)					(220)			(220)
Shares issued:
Employee savings plans	0.9		115					115
Exercise of stock options	0.6		53					53
Employee stock purchase plan	0.4		31					31
Vesting of restricted stock and performance units	0.5
Repurchases of common stock to satisfy tax withholding obligations	(0.3)		(21)					(21)
Stock-based compensation expense			49					49
Treasury stock purchased	(3.0)			(373)				(373)
Other			6					6
Balance at December 31, 2016	77.2	1	6,284	(7,224)	6,218	(726)	71	4,624
Net income					677		16	693
Other comprehensive income						35		35
Distributions to noncontrolling interests							(19)	(19)
Cash dividends declared ($3.00 per share)					(236)			(236)
Shares issued:
Employee savings plans	0.8		113					113
Exercise of stock options	0.5		46					46
Employee stock purchase plan	0.2		32					32
Vesting of restricted stock and performance units	0.3
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			53					53
Treasury stock purchased	(1.0)			(180)				(180)
Other			8					8
Balance at December 31, 2017	77.9	$1	$6,518	$(7,404)	$6,659	$(691)	$68	$5,151

See notes to consolidated financial statements.

L3 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$693	$724	$(225)
Less: Loss (income) from discontinued operations, net of tax	76	(91)	732
Income from continuing operations	769	633	507
Depreciation of property, plant and equipment	172	156	161
Amortization of intangibles and other assets	53	42	42
Deferred income tax (benefit) provision	(8)	27	18
Stock-based employee compensation expense	53	49	46
Contributions to employee savings plans in L3's common stock	106	102	98
Goodwill impairment charges	—	—	46
Amortization of pension and postretirement benefit plans net loss and prior service cost	59	48	67
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	8	8
Gain on sale of property, plant and equipment	(31)	(5)	—
Loss related to business divestitures	—	—	31
Other non-cash items	9	17	(3)
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	(18)	1	61
Contracts in process	(70)	26	6
Inventories	(69)	22	(38)
Other assets	(13)	29	(27)
Accounts payable, trade	99	(5)	(27)
Accrued employment costs	28	10	35
Accrued expenses	32	(6)	23
Advance payments and billings in excess of costs incurred	13	(73)	(7)
Income taxes	(39)	33	(9)
Other current liabilities	(42)	(20)	3
Pension and postretirement benefits	(48)	(57)	(8)
All other operating activities	(76)	(15)	2
Net cash from operating activities from continuing operations	985	1,022	1,035

Investing activities:
Business acquisitions, net of cash acquired	(316)	(388)	(320)
Proceeds from the sale of businesses, net of closing date cash balances	18	561	318
Capital expenditures	(224)	(210)	(195)
Dispositions of property, plant and equipment	74	21	3
Other investing activities	(5)	6	4
Net cash used in investing activities from continuing operations	(453)	(10)	(190)

Financing activities:
Proceeds from sale of senior notes	—	547	—
Repurchases, redemptions and maturities of senior notes	—	(856)	(297)
Borrowings under revolving credit facility	1,328	819	1,194
Repayments of borrowings under revolving credit facility	(1,328)	(819)	(1,194)
Common stock repurchased	(180)	(373)	(740)
Dividends paid	(236)	(220)	(214)
Proceeds from exercise of stock options	46	53	48
Proceeds from employee stock purchase plan	32	31	34
Debt issue costs	—	(10)	—
Repurchases of common stock to satisfy tax withholding obligations	(18)	(21)	(33)
Other financing activities	(10)	(7)	(3)
Net cash used in financing activities from continuing operations	(366)	(856)	(1,205)
Effect of foreign currency exchange rate changes on cash and cash equivalents	20	(13)	(19)
Net cash from (used in) discontinued operations:
Operating activities	117	19	90
Investing activities	(4)	(6)	(7)
Net cash from discontinued operations	113	13	83
Change in cash balance in assets held for sale	—	—	61
Net increase (decrease) in cash and cash equivalents	299	156	(235)
Cash and cash equivalents, beginning of the year	363	207	442
Cash and cash equivalents, end of the year	$662	$363	$207

See notes to consolidated financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L3 Technologies, Inc. (L3 Technologies, Inc. and, together with its subsidiaries, referred to herein as L3 or the Company), is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers.

The Company has the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. Financial information with respect to each of its segments is included in Note 21.

Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets such as, aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. The Electronic Systems business areas are Total Training Solutions, Power & Propulsion Systems, Aviation Products, Precision Engagement Systems and Security & Detection Systems.

Aerospace Systems provide products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide the warfighter with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The Aerospace Systems business areas are Mission Integration, MAS, Aerostructures and Advanced Systems.

Communication Systems provide network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Space & Power Systems and Advanced Communications.

Sensor Systems provide a broad range of multi-domain ISR mission solutions from seabed to space for DoD, intelligence community, international, federal civil and commercial customers. Major capabilities and mission solutions include networked warfighter systems, integrated ISR and targeting systems, space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, integrated maritime mission solutions, directed energy, cyber and electronic warfare, special mission command & control, lightweight unmanned undersea vehicles, modeling & simulation and life cycle support. Sensor Systems sells these products and services primarily to the DoD and select foreign governments. The Sensor Systems business areas are Space & Sensor Systems, Airborne Sensor Systems, Warrior Sensor Systems, Maritime Sensor Systems, Intelligence & Mission Systems and Advanced Programs.

On October 16, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. The Company expects to complete a sale in 2018. The divestiture of the Vertex Aerospace business represents a strategic shift by the Company to exit the logistics solution and maintenance services business for military aircraft where the Company does not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion in 2017, $1.3 billion in 2016 and $1.2 billion in 2015. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

On December 7, 2015, the Company entered into a definitive agreement to sell its National Security Solutions (NSS) segment to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. The results of operations of NSS are reported as discontinued operations for all periods presented.

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

All references made to financial data noted in the footnotes are to L3’s continuing operations unless otherwise specifically noted.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion (POC) accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $184 million, or 18%, of consolidated operating income ($1.48 per diluted share) for the year ended December 31, 2017, increases of $149 million, or 16%, of consolidated operating income ($1.23 per diluted share) for the year ended December 31, 2016, and increases of $52 million, or 7%, of consolidated operating income ($0.45 per diluted share) for the year ended December 31, 2015.

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 59% of the Company’s net sales in 2017 were accounted for under contract accounting standards, of which approximately 49% were fixed-price type contracts and approximately 10% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

based on: (1) a POC method of accounting (fixed-price type contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus type contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material type contracts).

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Sales and cost of sales in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for international and commercial customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to cost of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed to cost of sales as incurred.

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

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2017	2016
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$109	$105
Acquisitions during this period	3	3
Accruals for product warranties issued during the period	52	51
Foreign currency translation adjustments	1	(1)
Settlements made during the period	(66)	(49)
Balance at December 31	$99	$109
(1)	Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

In accordance with accounting standards for employee pension and postretirement benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements and measures its pension and postretirement benefit plan assets and benefit obligations at December 31.

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

Compensation expense for restricted stock unit and stock option awards is generally recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations. Compensation expense for performance units payable in L3 common stock is based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of estimated forfeitures.

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

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes in its financial statements.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by generally applying the straight-line method to the estimated useful lives of the related assets. Useful lives generally range from 10 to 40 years for buildings and improvements and three to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property, plant or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is recorded at fair value.

Goodwill and Indefinite-lived Intangible Assets: The carrying value of goodwill and indefinite-lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company did not utilize a qualitative assessment approach for the November 30, 2017 goodwill impairment test, as the Company chose instead to complete the quantitative testing process for each reporting unit. The Company has elected to early adopt Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 of the previous accounting standard which required computing an implied fair value of goodwill. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. The annual impairment tests at November 30, 2017 and 2016 did not result in impairments to goodwill. The Company performed an interim impairment test during the quarterly period ended September 29, 2017 for the Vertex Aerospace reporting unit and as a result of a decline in its estimated fair value, the Company recorded an impairment charge of $187 million ($133 million after income taxes) in 2017. The impairment charge is included in the Vertex Aerospace results of operations which are classified as discontinued operations. The Company performed an interim impairment test in 2015 for the NSS and the Vertex Aerospace reporting units and due to a decline in their estimated fair values, the Company recorded aggregate goodwill impairment charges of $955 million ($46 million classified in continuing operations, for the retained businesses, and $909 million classified in discontinued operations). See Note 3 for additional information on the goodwill impairment charges.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the U.S. dollar, the Canadian dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

Treasury Stock: The Company records treasury stock purchases at cost, which includes incremental direct transaction costs.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2017, 2016 and 2015 were not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated OCI and are only recognized in income when a foreign subsidiary is divested.

Accounting Standards Issued and Not Yet Implemented: In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this update intend to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Current U.S. GAAP provides for hedge accounting only for the portion of the hedge deemed to be highly effective and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the ineffective amount. The amendments in this update no longer require entities to separately measure and report hedge ineffectiveness. The new standard is effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the date of adoption, the Company is required to apply a cumulative effect adjustment relating to the separate measurement of ineffectiveness to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Company will adopt ASU 2017-12 effective January 1, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under current U.S. GAAP, defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements, and current U.S. GAAP presents those costs within the operating section of the income statement or capitalized into assets (inventories) when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. Plan administrative expenses, which are currently included in service cost, will be presented in the expected return on plan assets component below income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update will be effective for the Company for interim and annual periods beginning January 1, 2018. Upon adoption, the amendments in this update will be applied retrospectively for the presentation of the components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard will increase operating income and decrease interest and other income, net, each by $11 million for the year ended December 31, 2017 and by $1 million for the year ended December 31, 2016. The adoption of this standard will not impact pre-tax income for the years ended December 31, 2017 and 2016.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2018, with early application permitted. The Company believes that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In the adoption year, the Company will be required to recognize and measure all leases using a modified retrospective approach, which requires the restatement of each prior reporting period presented. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and disclosures related to leasing activities. The Company plans to adopt ASU 2016-02 effective January 1, 2019. Refer to Note 18 for information about the Company’s leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, As Amended (commonly referred to as ASC 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method, and has evaluated the impact of the adoption on its consolidated financial statements and related disclosures. Under the modified retrospective transition method, the Company will calculate and record the cumulative effect of adopting the new standard at January 1, 2018, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018.

The Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on most of its (i) contracts that are covered by current contract accounting standards and (ii) fixed-price type contracts that require it to perform services that are not related to the production of tangible assets by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the POC cost-to-cost method currently used on the majority of the Company’s contracts covered by current contract accounting standards. Accordingly, the adoption of this standard will primarily impact certain (i) contracts currently covered by contract accounting standards that currently recognize revenue using the POC units-of-delivery method and (ii) fixed-price type contracts for services that are not related to the production of tangible assets that currently recognize revenue on a straight-line basis over the contractual service period.

Based on contracts in process at December 31, 2017, the Company expects to record, upon adoption of ASC 606, a net increase to shareholders’ equity ranging from $10 million to $20 million, which includes the acceleration of net sales ranging from $350 million to $400 million and the related cost of sales. The adjustment to retained earnings primarily relates to contracts currently accounted for under the POC units-of-delivery method, which would have been recognized under ASC 606 earlier in the performance period as costs were incurred, as opposed to when the units were delivered under ASC 605.

The Company will make certain presentation changes on its consolidated balance sheets to comply with the new standard. The components of contracts in process will be presented separately as contract assets or inventories based on the amounts of unbilled revenue or the cost of inventories, respectively. Advance payments and billings in excess of costs and deferred revenue, which is currently classified in other current liabilities, will be combined and presented as contract liabilities. The Company expects that the adoption of ASC 606 will result in a decrease in inventories and an increase in contract assets (unbilled receivables) primarily to reflect the impact of converting contracts currently applying the units-of-delivery method to the cost input method for recognizing revenue and profit. Additionally, the Company will reclassify approximately $50 million of capitalized contract fulfillment costs from inventories to other assets upon adoption of ASC 606. The Company accounts for contract fulfillment costs as a contract cost under current accounting standards, and capitalizes them to inventoried contract costs if they relate to contracts that are accounted for under the POC units of delivery method of revenue recognition. The Company expects the net impact of these adjustments will decrease its current assets and current liabilities each by approximately 2%.

Additionally, the Company has updated its accounting policies affected by this standard, redesigned its internal controls over financial reporting related to the standard, and determined the extent of the expanded disclosure requirements. The Company has substantially completed the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems and has implemented the necessary changes to such business processes, controls and systems.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2017 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Acquisitions, Divestitures and Discontinued Operations

Business Acquisitions

The Company continually evaluates potential acquisitions that either strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into new product lines or adjacent markets. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company's financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

2017 Business Acquisitions

Kigre, Inc. (Kigre). On December 18, 2017, the Company acquired Kigre, Inc., renamed L3 Kigre, Inc., for a purchase price of $13 million, which was financed with cash on hand. Kigre designs, manufactures, markets and distributes laser glass, filter glass and laser transmitter solutions involving rare earth elements. The goodwill recognized for this business was $9 million, which was assigned to the Sensor Systems segment, and is not expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Escola De Aviacao Aerocondor, S.A. (G-Air). On October 27, 2017, the Company acquired Escola De Aviacao Aerocondor, S.A., renamed G-Air, Inc., for a purchase price of $13 million, which was financed with cash on hand. G-Air is a European airplane and helicopter training academy located in Cascais, Portugal. The goodwill recognized for this business was $12 million, which was assigned to the Electronic Systems segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Doss Aviation, Inc. (Doss Aviation). On September 12, 2017, the Company acquired Doss Aviation, Inc., which has been renamed L3 Doss Aviation, Inc. Doss Aviation is the sole provider of initial flight training for U.S. Air Force (USAF) pilots and offers curriculum coursework and flight training for both fixed-wing and unmanned aircraft pilots and weapons officers from its full-service, turnkey training facility. Doss Aviation also provides instructor pilots for rotary-wing aircraft for the U.S. Army, as well as global airfield service support activities at U.S. government bases, including aircraft and bulk refueling services and aircraft component repair and modification. The strength of Doss Aviation’s military training, combined with the Company’s existing training solutions, increases the Company’s position to support customers’ growing demand for trained international military and commercial pilots. The acquisition was financed with cash on hand. The goodwill recognized for this business was $37 million, which was assigned to the Electronic Systems segment, of which $13 million is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

Adaptive Methods, Inc. (Adaptive Methods). On September 8, 2017, the Company acquired Adaptive Methods, Inc., renamed L3 Adaptive Methods, Inc., for a purchase price of $33 million, which was financed with cash on hand. Adaptive Methods delivers Undersea Warfare (USW) and Anti-Submarine Warfare capabilities for U.S. military customers and develops autonomy and sensor payload solutions for use by Unmanned Undersea Vehicles (UUVs). The acquisition provides the Company with an innovative UUV autonomy technology that will broaden its capabilities in the dynamic and growing undersea market. The acquisition was financed with cash on hand. The goodwill recognized for this business was $28 million, which was assigned to the Sensor Systems segment, all of which is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The Company recorded a $14 million liability on the acquisition date for the fair value of the contingent consideration. The goodwill recognized for this business was $25 million, which was assigned to the Sensor Systems segment, and is not expected to be deductible for income tax purposes. The Company also recognized indefinite-lived intangible assets of $65 million for in-process research and development (IPR&D) costs. The purchase price and purchase price allocation of Open Water Power was finalized as of December 31, 2017, with no significant changes to preliminary amounts.

OceanServer Technology, Inc. (OceanServer). On March 17, 2017, the Company acquired OceanServer Technology, Inc., which has been renamed L3 OceanServer, Inc. OceanServer develops and manufactures autonomous, lightweight UUVs. OceanServer provides highly capable UUVs to a wide array of military, commercial and international customers. The acquisition was financed with cash on hand. The goodwill recognized for this business was $19 million, which was assigned to the Sensor Systems segment, all of which is expected to be deductible for income tax purposes. The purchase price and purchase price allocation of OceanServer was finalized as of September 29, 2017, with no significant changes to preliminary amounts.

Explosive Trace Detection business of Implant Sciences. On October 10, 2016, the Company entered into an asset purchase agreement (APA) to acquire the explosive trace detection (ETD) business of Implant Sciences Corporation (Implant), at which time Implant entered into Chapter 11 bankruptcy protection of the U.S. Bankruptcy Code. In December 2016, Implant received U.S. Bankruptcy Court approval to consummate the APA. The ETD business bolsters the Company’s leadership in efficient, scalable security solutions and greatly enhances its capabilities in the global aviation security and national security markets. On January 5, 2017, the Company completed the acquisition of the ETD business for a purchase price of $118 million, in addition to the assumption of specified liabilities, which was financed with cash on hand. The goodwill recognized for this business was $80 million, which was assigned to the Electronic Systems segment, all of which is expected to be deductible for income tax purposes. The purchase price and purchase price allocation of the ETD business was finalized as of December 31, 2017, with no significant changes to preliminary amounts.

Net sales and income before income taxes for Kigre, G-Air, Doss Aviation, Adaptive Methods, Open Water Power, OceanServer and the ETD business, included in L3’s consolidated statement of operations for the year ended December 31, 2017, are presented in the table below.

Year Ended December 31, 2017
(in millions)
Net sales	$80
Loss before income taxes	$(1)

2016 Business Acquisitions

MacDonald Humfrey (Automation) Limited. On November 22, 2016, the Company acquired MacDonald Humfrey (Automation) Limited, which has been renamed L3 MacDonald Humfrey (MacH), for a purchase price of £263 million (approximately $327 million). The purchase price is subject to additional, contingent consideration not to exceed £30 million (approximately $38 million) and is based on MacH’s post-acquisition financial performance for the three-year period ending December 31, 2019. The Company recorded a £21 million (approximately $26 million) liability on the acquisition date for the fair value of the contingent consideration. The acquisition was funded from cash on hand and revolving credit borrowings that were repaid before the end of 2016. The purchase price and purchase price allocation of MacH was finalized as of December 31, 2017, with no significant changes to preliminary amounts. MacH is a globally recognized leader in the deployment of operationally effective and efficient aviation checkpoint security solutions, as well as in the development of state-of-the-art process automation and collaborative robotic capabilities supporting aviation and other adjacent markets. The goodwill recognized for this business was £204 million (approximately $255 million), which was assigned to the Electronics Systems reportable segment, and is not expected to be deductible for income tax purposes. The Company also recognized identifiable intangible assets of £45 million (approximately $56 million) in the aggregate, which consisted of £6 million (approximately $8 million) for trade name, £10 million (approximately $12 million) for technology and £29 million (approximately $36 million) for customer relationships. Identifiable intangible assets will be amortized over a weighted average useful life of 10 years.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

2015 Business Acquisitions

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L3 ForceX, for a purchase price of $61 million, which was financed with cash on hand. The purchase price and purchase price allocation of L3 ForceX was finalized as of September 23, 2016, with no significant changes to preliminary amounts. L3 ForceX specializes in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L3 ForceX’s proprietary processing, exploitation and dissemination capabilities provide an integrated tactical operational picture, allowing users to make critical decisions in real time. L3 ForceX also supports several key DoD ISR initiatives and classified programs. L3 ForceX’s customer base includes the USAF, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies. The goodwill recognized for this business was $53 million, which was assigned to the Sensor Systems reportable segment, of which $52 million is expected to be deductible for income tax purposes.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the years ended December 31, 2017 and 2016 assuming that the business acquisitions completed during 2017 and 2016 had occurred on January 1, 2016 and January 1, 2015, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 and 2016 acquisitions had occurred on January 1, 2016 and January 1, 2015, respectively.

	Year Ended December 31,
	2017	2016
	(in millions, except per share data)
Pro forma net sales	$9,638	$9,493
Pro forma income from continuing operations attributable to L3	$753	$621
Pro forma net income attributable to L3	$677	$712
Pro forma diluted earnings per share from continuing operations	$9.46	$7.88
Pro forma diluted earnings per share	$8.51	$9.03

Business Divestitures

2017 Divestitures

During the year ended December 31, 2017, the Company completed the sales of the CTC Aviation Jet Services Limited (Aviation Jet Services) business, the L3 Coleman Aerospace (Coleman) business and the Display Product Line. The table below presents pre-tax (loss) gain recognized, the proceeds received and net sales included in continuing operations from these divestitures.

	Year Ended December 31, 2017
	Pre-Tax (Loss) gain	Proceeds Received	Net Sales
	(in millions)
Aviation Jet Services divestiture	$(5)	$1	$1
Coleman divestiture	(3)	17	9
Display Product Line divestiture	4	7	—
Total	$(4)	$25	$10

Aviation Jet Services Divestiture. On March 1, 2017, the Company divested its Aviation Jet Services business for a sales price of £1 million (approximately $1 million). Aviation Jet Services provided non-core aircraft management and operational services as part of commercial training solutions based in the United Kingdom and was included in the Electronic Systems segment.

Coleman Divestiture. On February 24, 2017, the Company divested its Coleman business for a sales price of $15 million. Coleman provided air-launch ballistic missile targets and was included in the Electronic Systems segment.

Display Product Line Divestiture. On February 23, 2017, the Company divested its Display Product Line for a sales price of $7 million. The Display Product Line provided cockpits to various military aircraft and was included in the Electronic Systems segment.

2016 Divestitures

NSS. On February 1, 2016, the Company completed the sale of its NSS segment to CACI International Inc. for a sales price of $547 million. See Discontinued Operations below for additional information.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

2015 Business Divestitures

During the year ended December 31, 2015, the Company completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The table below presents pre-tax loss recognized, the proceeds received and net sales included in continuing operations from these business divestitures.

	Year Ended December 31, 2015
	Pre-Tax Loss	Proceeds Received	Net Sales
	(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8
Total	$(31)	$358	$209

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

BSI Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems segment.

Tinsley Product Line Divestiture. On July 27, 2015, the Company divested its Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems segment.

Klein Divestiture. On December 31, 2015, the Company divested its Klein business for a sales price of $10 million. Klein provided side scan sonar equipment and waterside security and surveillance systems, and was included in the Sensor Systems segment.

Net sales and income before income taxes for Aviation Jet Services, Coleman, the Display Product Line, MSI, BSI, the Tinsley Product Line and Klein, included in L3’s consolidated statements of operations, are presented in the table below on an aggregate basis, and are included in income from continuing operations for all periods presented.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$10	$59	$259
Income before income taxes	$2	$8	$8

Discontinued Operations

Vertex Aerospace. As discussed in Note 1, on October 16, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. The Company expects to complete a sale in 2018. The divestiture of the Vertex Aerospace business is a strategic shift by the Company to exit the logistics solution and maintenance services business for military aircraft where the Company does not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion in 2017, $1.3 billion in 2016, and $1.2 billion in 2015. The assets and liabilities, and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

NSS. On February 1, 2016, the Company completed the sale of its NSS segment to CACI International Inc. for a sales price of $547 million. The results of operations NSS are reported as discontinued operations for all periods presented.

The table below presents the statements of operations data for Vertex Aerospace and NSS. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of their net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$1,429	$1,402	$2,334
Cost of sales	(1,342)	(1,357)	(2,259)
(Loss) gain related to business divestiture(1)	(1)	64	—
Goodwill impairment charges(2)	(187)	—	(909)
Operating (loss) income from discontinued operations	(101)	109	(834)
Interest expense allocated to discontinued operations	(2)	(5)	(26)
(Loss) income from discontinued operations before income taxes	(103)	104	(860)
Income tax benefit (expense)	27	(13)	128
(Loss) income from discontinued operations net of income taxes	$(76)	$91	$(732)
(1)	For the year ended December 31, 2017, the Company recognized $1 million of trailing expenses related to the sale of NSS. The year ended December 31, 2016 included a gain of $64 million (before and after income taxes) on the sale of NSS.
(2)	Due to a decline in estimated fair value, the Company recorded goodwill impairment charges for the years ended December 31, 2017 and 2015. The impairment charge of $187 million recorded during 2017 relates to Vertex Aerospace. The impairment charge of $909 million recorded during 2015 consists of: (i) $571 million related to NSS and (ii) $338 million related to Vertex Aerospace.

The major classes of assets and liabilities included in discontinued operations related to Vertex Aerospace are presented in the table below. As discussed above, since the sale of NSS was completed on February 1, 2016, the balances below do not reflect NSS. These balances have been classified as current as the sale is expected to be completed within one year and the proceeds are not expected to be used to pay down long-term debt.

	December 31, 2017	December 31, 2016
	(in millions)
Assets
Current assets	$284	$271
Property, plant and equipment, net	13	14
Goodwill	—	187
Other Intangible Assets	7	9
Other assets	2	—
Total assets of discontinued operations	$306	$481

Liabilities
Accounts payable, trade	$63	$16
Other current liabilities	131	160
Current liabilities	194	176
Long-term liabilities	32	59
Total liabilities of discontinued operations	$226	$235

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Assets Held for Sale

Aerostructures. The Aerostructures businesses are classified as held for sale as of December 31, 2017. Aerostructures within the Company’s Aerospace Systems Segment, primarily provides aircraft fabrication and assembly of fixed and rotary wing aero structures as well as avionics hardware and software systems to address mission critical needs. The major classes of assets and liabilities included as held for sale related to the Aerostructures businesses are presented in the table below.

December 31, 2017
(in millions)
Assets
Billed receivables	$14
Contracts in process	33
Total current assets	47
Property, plant and equipment, net	34
Goodwill	52
Indentifiable intangible assets	2
Total assets classified as held for sale	$135

Liabilities
Accounts payable, trade	$3
Accrued employment costs	2
Accrued expenses	3
Other current liabilities	5
Total current liabilities	13
Deferred income taxes	4
Total liabilities classified as held for sale	$17

4. Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.

	December 31,
	2017	2016
	(in millions)
Unbilled contract receivables, gross	$1,874	$1,890
Unliquidated progress payments	(761)	(827)
Unbilled contract receivables, net	1,113	1,063
Inventoried contract costs, gross	891	998
Unliquidated progress payments	(71)	(203)
Inventoried contract costs, net	820	795
Total contracts in process	$1,933	$1,858

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts, time-and-material type contracts and fixed-price service type contracts for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 92% of the unbilled contract receivables, net at December 31, 2017 will be billed and collected within one year.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$173	$137	$114
Contract costs incurred:
IRAD and B&P	333	304	280
Other G&A(1)	842	749	742
Total	1,175	1,053	1,022
Amounts charged to cost of sales	(1,179)	(1,017)	(999)
Amounts included in inventoried contract costs at end of the year	$169	$173	$137
(1)	Amounts include severance and restructuring-related costs of $91 million, $13 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the consolidated statements of operations.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Selling, general and administrative expenses	$278	$223	$261
Research and development expenses	63	54	52
Total	$341	$277	$313

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

5. Inventories

Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2017	2016
	(in millions)
Raw materials, components and sub-assemblies	$184	$165
Work in process	98	106
Finished goods	107	59
Total	$389	$330

6. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2017, the Company had approximately 31,000 employees, and the substantial majority of the sales generated by the Company’s businesses were from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
December 31, 2015
Goodwill	$2,445	$1,167	$1,038	$1,549	$6,199
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
	2,402	1,167	1,003	1,523	6,095
Business acquisitions(1)	287	—	20	28	335
Foreign currency translation adjustments	(45)	7	—	(18)	(56)

December 31, 2016
Goodwill	2,687	1,174	1,058	1,559	6,478
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
	2,644	1,174	1,023	1,533	6,374
Business acquisitions(1)	131	—	—	81	212
Business divestitures(2)	(12)	—	—	—	(12)
Foreign currency translation adjustments	60	14	—	19	93
Assets held for sale(3)	(10)	(42)	—	—	(52)

December 31, 2017
Goodwill	2,856	1,146	1,058	1,659	6,719
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
	$2,813	$1,146	$1,023	$1,633	$6,615
(1)	For the year ended December 31, 2017, business acquisitions for the Electronic Systems segment included the acquisitions of the ETD, Doss Aviation and G-Air businesses and the purchase price allocation adjustments for the MacH and Aerosim business acquisitions. Business acquisitions for the Sensor Systems segment included primarily the Adaptive Methods, Open Water Power, OceanServer and Kigre business acquisitions. For the year ended December 31, 2016, business acquisitions for the Electronic Systems segment included the acquisitions of the MacH and Aerosim businesses and the final purchase price allocation for L3 CTC business acquisition. Business acquisition for the Communication Systems segment included the ATM business acquisition. Business acquisitions for the Sensor Systems segment included the Micreo business acquisition and the final purchase price allocation for the L3 ForceX business acquisition.
(2)	The decrease for the Electronic Systems segment was due to the divestitures of Coleman and Aviation Jet Services during the quarterly period ended March 31, 2017.
(3)	The Aerostructures businesses from the Company’s Aerospace Systems segment are classified as held for sale as of December 31, 2017.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents information for the Company’s identifiable intangible assets that are subject to amortization and indefinite-lived intangible assets.

		December 31, 2017			December 31, 2016
	Weighed Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	14	$393	$257	$136	$360	$229	$131
Technology	10	189	114	75	191	102	89
Other	15	29	14	15	21	12	9
Total subject to amortization		611	385	226	572	343	229
IPR&D	indefinite	66	—	66	—	—	—
Total		$677	$385	$292	$572	$343	$229

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Amortization expense	$43	$33	$32

Based on gross carrying amounts at December 31, 2017, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2018 through 2022 is presented in the table below.

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$44	$39	$31	$25	$21

7. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2017	2016
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$69	$68
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	63	70
Accrued interest	43	43
Deferred revenues	38	34
Estimated contingent purchase price payable for acquired businesses (see Note 3)	11	—
Accruals for pending and threatened litigation	3	14
Other	140	163
Total other current liabilities	$367	$392

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents the components of other liabilities.

	December 31,
	2017	2016
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 16)	$164	$121
Deferred compensation	49	47
Accrued product warranty costs	30	41
Accrued workers’ compensation	23	25
Estimated contingent purchase price payable for acquired businesses (see Note 3)	20	29
Notes payable and capital lease obligations	16	10
Other	96	83
Total other liabilities	$398	$356

8. Property, Plant and Equipment

The table below presents the components of property, plant and equipment.

	December 31,
	2017	2016
	(in millions)
Land	$34	$53
Buildings and improvements	404	437
Machinery, equipment, furniture and fixtures	1,959	1,857
Leasehold improvements	376	337
Gross property, plant and equipment	2,773	2,684
Accumulated depreciation and amortization	(1,663)	(1,577)
Property, plant and equipment, net	$1,110	$1,107

9. Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	December 31,
	2017	2016
	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
Principal amount of long-term debt	3,350	3,350
Unamortized discounts	(7)	(8)
Deferred debt issue costs	(13)	(17)
Carrying amount of long-term debt	$3,330	$3,325
(1)	During 2017, L3's aggregate borrowings and repayments under the Credit Facility were $1,328 million. L3 had the full availability of its $1 billion Credit Facility at December 31, 2017 and December 31, 2016.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

L3 Senior Notes

The Senior Notes are unsecured senior obligations of L3. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate(2)(3)
		(in millions)
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	4.02%	20 bps
3.85% Senior Notes due December 15, 2026	December 5, 2016	$550	$3	$542	3.91%	25 bps
(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.
(2)	The Senior Notes maturing in 2019 and 2020 may be redeemed at any time prior to their maturity and the Senior Notes maturing in 2021, 2024 and 2026 may be redeemed at any time prior to November 15, 2020, February 28, 2024 and September 15, 2026, respectively, (three months prior to their maturity) at the option of L3, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, if the Senior Notes maturing in 2021, 2024 and 2026 are redeemed at any time on or after November 15, 2020, February 28, 2024 and September 15, 2026, respectively, the redemption price would be equal to 100% of the principal amount.
(3)	Upon the occurrence of a change in control (as defined in the indentures governing the Senior Notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Repurchases, Redemptions and Maturities of Senior Notes

The repurchases, redemptions and maturities of Senior Notes are presented in the table below.

Note	Settlement Type	Date Settled	Aggregate Amount	Debt Retirement Charge	Cash Payments
			(in millions)
1.50% Senior Notes due 2017(1)	Redemption	December 30, 2016	$350	$2	$351
3.95% Senior Notes due 2016	Maturity	November 15, 2016	$200	$—	$200
3.95% Senior Notes due 2016(2)	Redemption	May 20, 2016	$300	$5	$305
3.95% Senior Notes due 2024	Tender Offer	December 22, 2015	$300	$1	$297
(1)	The 1.50% Senior Notes due 2017 were redeemed at a price equal to 100.323% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Interest ceased to accrue on and after the redemption date.
(2)	The 3.95% Senior Notes due 2016 were redeemed at a price equal to 101.475% of the principal amount thereof, plus accrued and unpaid interest. Interest ceased to accrue on and after May 20, 2016, and the only remaining right of holders of such Notes was to receive payment of the redemption price and accrued interest.

Guarantees

The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material 100% owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L3’s material 100% owned domestic subsidiaries that guarantee any of its other indebtedness. See Note 24.

Subordination

The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

Covenants

Financial and other restrictive covenants. The Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L3 to borrow additional funds, and the ability of L3 and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Credit Facility contains covenants that require that: (1) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0, (2) the Company’s consolidated leverage ratio be less than or equal to 3.75 to 1.0, provided that the foregoing consolidated leverage ratio shall be increased to 4.0 to 1.0 as of the end of each of the four fiscal quarters immediately following a material acquisition (as defined in the Credit Facility). Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. At December 31, 2017, the Company was in compliance with its financial and other restrictive covenants.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

10. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive (loss) income before reclassifications, net of tax	(161)	(15)	81	(95)
Amounts reclassified from AOCI, net of tax	41	12	52	105
Net current period other comprehensive (loss) income	(120)	(3)	133	10
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)

Other comprehensive (loss) income before reclassifications, net of tax	(77)	3	(119)	(193)
Amounts reclassified from AOCI, net of tax	—	11	30	41
Net current period other comprehensive (loss) income	(77)	14	(89)	(152)
Balance at December 31, 2016	$(178)	$6	$(554)	$(726)

Other comprehensive income (loss) before reclassifications, net of tax	124	7	(137)	(6)
Amounts reclassified from AOCI, net of tax	—	(4)	45	41
Net current period other comprehensive income (loss)	124	3	(92)	35
Balance at December 31, 2017	$(54)	$9	$(646)	$(691)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)			Affected Line Item in the Audited Consolidated Statements of Operations
	Year Ended December 31,
Details About AOCI Components	2017	2016	2015
	(in millions)
Foreign currency translation adjustments:
MSI divestiture	$—	$—	$(41)	Loss related to business divestitures
	—	—	(41)	Income from continuing operations before income taxes
	$—	$—	$(41)	Income from continuing operations

Gain (loss) on hedging instruments:
MSI divestiture	$—	$—	$(2)	Loss related to business divestitures
Other	5	(13)	(16)	Cost of sales-products
	5	(13)	(18)	Income from continuing operations before income taxes
	(1)	2	6	Provision for income taxes
	$4	$(11)	$(12)	Income from continuing operations

Amortization of defined benefit pension and postretirement items:
MSI divestiture	$—	$—	$(14)	Loss related to business divestitures
Net loss	(59)	(48)	(67)	(b)
	(59)	(48)	(81)	Income from continuing operations before income taxes
	14	18	29	Provision for income taxes
	$(45)	$(30)	$(52)	Income from continuing operations
Total reclassification for the period	$(41)	$(41)	$(105)	Income from continuing operations
(a)	Amounts in parentheses indicate charges to the consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

11. Equity

On December 4, 2014, L3’s Board of Directors approved a share repurchase program that authorized L3 to repurchase up to $1.5 billion of its common stock which expired on June 30, 2017. On May 8, 2017, L3’s Board of Directors approved a new share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The new program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 1.0 million shares of its common stock at an average price of $183.67 per share for an aggregate amount of $180 million from January 1, 2017 through December 31, 2017. All share repurchases of L3’s common stock have been recorded as treasury shares. From January 1, 2018 through February 16, 2018, L3 repurchased 433,039 shares of its common stock at an average price of $203.33 per share for an aggregate amount of approximately $88 million.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

On February 12, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, payable on March 15, 2018 to shareholders of record at the close of business on March 1, 2018. During the year ended December 31, 2017, the Company paid $236 million of cash dividends.

12. Fair Value Measurements

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

	December 31, 2017			December 31, 2016
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$310	$—	$—	$104	$—	$—
Derivatives (foreign currency forward contracts)	—	11	—	—	12	—
Total assets	$310	$11	$—	$104	$12	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$1	$—	$—	$6	$—
Contingent consideration(4)	—	—	31	—	—	29
Total liabilities	$—	$1	$31	$—	$6	$29
(1)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.
(2)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.
(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.
(4)	The contingent consideration liability represents the future potential earn-out payments relating to the MacH and Open Water Power acquisitions. The fair value of the MacH contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration include: (i) projected revenues of the MacH acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the consolidated statements of operations.

The table below presents the changes to contingent consideration obligations during the year ended December 31, 2017.

December 31, 2017
(in millions)
Balance at beginning of period	$29
Acquisitions	14
Changes in fair value of contingent consideration, net	(12)
Balance at end of period	$31

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

13. Financial Instruments

At December 31, 2017 and 2016, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,330	$3,502	$3,325	$3,526
Foreign currency forward contracts(2)	$10	$10	$6	$6
(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)	The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at December 31, 2017.

Currency	Notional Amount
(in millions)
U.S. dollar	$108
Canadian dollar	100
Euro	84
British pound	15
Total	$307

At December 31, 2017, the Company’s foreign currency forward contracts had maturities through 2023.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the consolidated balance sheets.

	December 31, 2017				December 31, 2016
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$11	$—	$1	$—	$10	$2	$6	$—
Total derivative instruments	$11	$—	$1	$—	$10	$2	$6	$—
(1)	See Note 12 for a description of the fair value hierarchy related to the Company's foreign currency forward contracts.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The effects from foreign currency forward contracts on the consolidated statements of operations were a pre-tax gain of $5 million for the year ended December 31, 2017, a pre-tax loss of $13 million for the year ended December 31, 2016, and a pre-tax loss of $18 million for the year ended December 31, 2015. At December 31, 2017, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months is $2 million.

15. L3’s Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Reconciliation of net income (loss):
Net income (loss)	$693	$724	$(225)
Net income from continuing operations attributable to noncontrolling interests	(16)	(14)	(15)
Net income (loss) attributable to L3’s common shareholders	$677	$710	$(240)
Earnings (loss) attributable to L3’s common shareholders:
Continuing operations	$753	$619	$492
Discontinued operations, net of income tax	(76)	91	(732)
Net income (loss) attributable to L3’s common shareholders	$677	$710	$(240)
Earnings (loss) per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.0	77.4	80.7
Basic earnings (loss) per share:
Continuing operations	$9.65	$7.99	$6.10
Discontinued operations, net of income tax	(0.97)	1.18	(9.07)
Net income (loss)	$8.68	$9.17	$(2.97)
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.0	77.4	80.7
Effect of dilutive securities	1.6	1.4	1.2
Common and potential common shares	79.6	78.8	81.9
Diluted earnings (loss) per share:
Continuing operations	$9.46	$7.86	$6.01
Discontinued operations, net of income tax	(0.95)	1.15	(8.94)
Net income (loss)	$8.51	$9.01	$(2.93)

The computation of diluted EPS excludes 0.3 million, 0.4 million and 0.6 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, for share-based payment awards as they were anti-dilutive.

16. Income Taxes

On December 22, 2017, the U.S. Government enacted the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform include, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system, and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge).

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The Company recognized the income tax effects of U.S. Tax Reform in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implication of the Tax Cuts and Job Act (SAB 118), in its consolidated financial statements for the year ended December 31, 2017. SAB 118 provides guidance for the application of income tax accounting standards related to U.S. Tax Reform. Accordingly, the consolidated financial statements reflect the income tax effects of U.S. Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. The Company recorded an estimated tax benefit of $79 million from U.S. Tax Reform, which includes a $101 million estimated tax benefit related to the remeasurement of deferred taxes partially offset by an estimated tax provision of $22 million related to the Toll Charge. The preliminary tax benefit recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates the Company has utilized to calculate the tax benefit. The Company expects to finalize the tax benefit from U.S. Tax Reform with the filing of its tax return and record the difference between the final benefit and the provisional benefit recorded in the 2018 fourth quarter, if any, at that time.

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$649	$608	$509
Foreign	222	196	130
Income from continuing operations before income taxes	$871	$804	$639

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax provision:
Federal	$44	$88	$81
State and local	10	8	7
Foreign	56	48	26
Subtotal	110	144	114

Deferred income tax provision/(benefit):
Federal	(16)	25	9
State and local	6	2	7
Foreign	2	—	2
Subtotal	(8)	27	18
Total provision for income taxes	$102	$171	$132

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.0	2.0	2.0
Foreign income taxes	(6.7)	(3.0)	(7.1)
Manufacturing benefits	(1.4)	(2.2)	(2.2)
Research and experimentation and other tax credits	(4.1)	(4.6)	(6.5)
Resolution of tax contingencies	(0.4)	(3.1)	(1.4)
Tax deductible dividends	(0.9)	(1.0)	(1.2)
Equity compensation - excess income tax benefits	(2.3)	(2.1)	—
Goodwill impairment	—	—	1.9
Tax Reform	(9.1)	—	—
Other, net	(0.4)	0.3	0.2
Effective income tax rate on continuing operations	11.7%	21.3%	20.7%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Inventoried costs	$44	$53
Compensation and benefits	94	139
Pension and postretirement benefits	281	413
Loss carryforwards	12	19
Tax credit carryforwards	5	6
Other	57	87
Deferred tax assets	493	717
Less: valuation allowance	(10)	(12)
Deferred tax assets, net of valuation allowance	483	705
Deferred tax liabilities:
Goodwill and other intangible assets	$(514)	$(722)
Income recognition on contracts in process	(24)	(22)
Property, plant and equipment	(59)	(93)
Other	(41)	(55)
Deferred tax liabilities	(638)	(892)
Total deferred tax liabilities, net of valuation allowance	$(155)	$(187)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2017	2016
	(in millions)
Non-current deferred tax assets	$3	$2
Non-current deferred tax liabilities	(158)	(189)
Total net deferred tax liabilities	$(155)	$(187)

Non-current deferred tax assets are presented in other assets on the consolidated balance sheets.

The following table presents the Company’s loss and tax credit carryforwards at December 31, 2017 on a tax return basis. The Company has established a valuation allowance as indicated in those instances in which it does not believe that it is more likely than not it will generate sufficient taxable income, of the appropriate character and in the applicable subsidiary, to utilize the carryforwards.

	Year Ended December 31, 2017
	Carryforwards		Valuation Allowances
	Gross	Tax Effected	Gross	Tax Effected	Expiration Periods
		(in millions)
Federal net operating loss carryforwards	29	6	(5)	(1)	2026-2036
Foreign net operating loss carryforwards	12	3	(6)	(2)	Indefinite
State net operating loss carryforwards	160	3	(135)	(2)	2018-2037
Total loss carryforwards		$12		$(5)

State tax credit carryforwards	6	5	(5)	(4)	2018-2032
Total tax credit carryforwards		$5		$(4)

At December 31, 2017, the total amount of unrecognized tax benefits was $178 million, $157 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2017	2016	2015
	(in millions)
Balance at January 1	$110	$124	$150
Additions for tax positions related to the current year	14	16	14
Additions for tax positions related to prior years	66	2	2
Reductions for tax positions related to prior years	(4)	(24)	(34)
Reductions for tax positions related to settlements with taxing authorities	—	(1)	(1)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(8)	(7)	(7)
Balance at December 31	$178	$110	$124

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At December 31, 2017, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2012 through 2016 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company cannot predict the outcome of the audits at this time. At December 31, 2017, the Company anticipates that unrecognized tax benefits will decrease by approximately

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

$6 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

During the years ended December 31, 2017, 2016 and 2015, the Company effectively settled various Federal, state and local and foreign audits. As a result of these settlements, the Company reversed previously accrued income tax expense of $4 million, $25 million and $9 million, including interest and penalties.

At December 31, 2017 and 2016, current and non-current income taxes payable include accrued potential interest of $15 million ($11 million after income taxes) and $11 million ($7 million after income taxes), respectively, and potential penalties of $8 million and $7 million, respectively. With respect to the interest related items, the Company’s income tax expense included an expense of $5 million for the year ended December 31, 2017 and a benefit of $3 million for the year ended December 31, 2016.

Prior to 2015, the Company recorded a deferred tax liability related to the repatriation of earnings from certain subsidiaries. During 2015, the Company completed a legal restructuring of its significant foreign operations, and the earnings of these subsidiaries are now considered reinvested indefinitely. As a result, the Company recognized a $17 million deferred tax benefit in the year ended December 31, 2015. At December 31, 2017, the Company had not provided deferred income taxes and foreign withholding taxes for $844 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

17. Stock-Based Compensation

Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2017, the Company awarded stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP). Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, non-employee directors, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. To date, awards under the 2008 LTPP have been in the form of L3’s restricted stock units, performance units and options to purchase L3’s common stock.

On May 3, 2016, the stockholders of L3 approved an amendment to the 2008 LTPP to increase the number of shares authorized for issuance by 6.8 million shares to approximately 26.0 million shares. Each share of L3’s common stock issued under a full value award (that is, awards other than stock options and stock appreciation rights) granted on or after February 23, 2016 is counted as 4.26 shares for purposes of this share limit. Each share issued under full value awards granted between February 26, 2013 and February 22, 2016 is counted as 3.69 shares for purposes of the share limit. At December 31, 2017, 7.9 million shares of L3’s common stock remained available for future awards under the 2008 LTPP.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The Company’s stock-based compensation expense by form of award, including stock-based compensation recorded in discontinued operations related to Vertex Aerospace and NSS, is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Stock options	$7	$10	$9
Restricted stock units	43	35	38
Performance units	7	4	2
Total before income taxes	57	49	49
Income taxes	(12)	(18)	(18)
Total after income taxes	45	31	31
Less: Stock-based compensation recorded in discontinued operations, net of income taxes	1	1	1
Stock-based compensation recorded in continuing operations, net of income taxes	$44	$30	$30

Stock Options. The exercise price of stock options granted under the 2008 LTPP may not be less than the fair market value of L3’s common stock on the date of grant. Options expire 10 years after the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman are also subject to performance-based vesting conditions. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 LTPP are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity at December 31, 2017 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Number of shares under option:
Outstanding at January 1, 2017	2,847.5	$99.54	6.1	$150
Options granted	470.5	174.53
Options exercised	(521.3)	90.13
Options forfeited	(97.8)	120.59
Outstanding at December 31, 2017	2,698.9	$113.67	5.7	$227
Vested and expected to vest at December 31, 2017(1)	2,582.5	$110.21	5.5	$226
Exercisable at December 31, 2017	1,762.4	$95.80	4.5	$180
(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded during 2017, 2016 and 2015 was $28.35, $15.90 and $19.76, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L3’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The total intrinsic value of stock options exercised, based on the difference between the L3’s stock price at the time of exercise and the related exercise price, was $44 million, $34 million and $35 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, unrecognized compensation cost related to stock options was $7 million ($6 million after income taxes), which is expected to be recognized over a weighted average remaining period of 1.3 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $16 million, $12 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	2017 Grants	2016 Grants	2015 Grants
Expected holding period (in years)	5.2	5.0	5.0
Expected volatility	19.9%	21.3%	21.4%
Expected dividend yield	2.0%	2.8%	2.4%
Risk-free interest rate	2.0%	1.1%	1.5%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L3’s common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The weighted average grant date fair value of the restricted stock units awarded during 2017, 2016 and 2015 was $169.23, $116.72 and $128.59, respectively. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the year ended December 31, 2017, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents a summary of the Company’s nonvested restricted stock unit awards at December 31, 2017 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2017	977.9	$119.55
Granted	305.6	169.23
Vested	(318.4)	114.46
Forfeited	(62.4)	134.56
Nonvested balance at December 31, 2017	902.7	$137.12

At December 31, 2017, total unrecognized compensation costs related to nonvested restricted stock unit awards were $34 million ($26 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.1 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2017, 2016 and 2015 as of their vesting dates was $53 million, $57 million and $82 million, respectively.

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

During the years ended December 31, 2017, 2016, and 2015, the Company granted performance unit awards with a weighted average grant date fair value per unit of $168.80, $116.20 and $129.03, respectively. All the awards granted in 2017, 2016, and 2015 have performance conditions based on L3’s diluted EPS. The performance periods for the awards began on January 1 of the applicable grant year and end on December 31 of the year corresponding to a three-year performance period. Units earned under the awards are convertible into shares of L3’s common stock. At December 31, 2017, total unrecognized compensation costs related to the awards were $5 million ($5 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.7 years.

The table below presents a summary of the Company’s performance unit awards based on expected performance at December 31, 2017 and changes during the year then ended.

	Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2017	124.7	$120.83
Granted	33.9	168.80
Increase due to expected performance	29.7	146.89
Vested	(48.4)	129.03
Forfeited	(7.8)	121.06
Outstanding at December 31, 2017	132.1	$135.99

The performance period for awards granted in 2015 ended on December 31, 2017. Based on L3’s cumulative diluted EPS during the performance period, a total of 48,365 performance units having a fair market value of $10 million as of their vesting date were earned by the participants on December 31, 2017.

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). Under the 2009 ESPP, eligible employees are offered options to purchase shares of L3’s

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

At December 31, 2017, 3.5 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2018 as described below). In July 2017, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $158.59 per share, which covered employee contributions for the six months ended June 30, 2017. In January 2018, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $188.72 per share, which covered employee contributions for the six months ended December 31, 2017. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

18. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2046. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2017.

	Real Estate	Equipment	Total
	(in millions)
2018	$101	$5	$106
2019	81	3	84
2020	106	2	108
2021	60	—	60
2022	57	—	57
Thereafter	236	—	236
Total minimum payments required	641	10	651
Sublease rentals under non-cancelable leases	(9)	—	(9)
Net minimum payments required	$632	$10	$642

Rent expense was $103 million for 2017, $97 million for 2016, and $102 million for 2015. Sublease rental income was $1 million for 2017, and $2 million for each of 2016 and 2015, respectively.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $416 million and $402 million at December 31, 2017 and 2016, respectively. The Company had the full availability of its $1 billion Credit Facility at December 31, 2017. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the spin-off of Engility in 2012, L3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L3’s relationship with Engility, including employee matters, tax matters,

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

transition services, and the future supplier/customer relationship between L3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L3 to the U.S. IRS for the consolidated U.S. Federal income taxes of L3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L3 and Engility will each bear responsibility, and L3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

The Company has three existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2020 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to renew the leases, purchase the properties for $45 million, or sell the properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $39 million for the properties, on or before the lease expiration date. In addition, at the time the properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $6 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $39 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate a full-service training facility for the USAF, including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. During the first quarter of 2018, the Company expects to purchase the simulator systems at the end of their respective lease terms for approximately $15 million.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when recovery is deemed probable. At December 31, 2017, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

Derivative Action. On July 13, 2016, a shareholder derivative complaint was filed in the Supreme Court of New York, County of New York, against certain of the Company’s current and former directors and officers. The complaint alleged, among other things, that the defendants breached fiduciary duties, caused corporate waste and were unjustly enriched in connection with misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and sought monetary damages, pre- and post-judgment interest, equitable relief and fees and expenses on behalf of the Company. However, the complaint was never served on any defendant, and the Company believes it has been abandoned.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

19. Pension and Other Postretirement Benefits

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension Plans		Postretirement Benefit Plans
	2017	2016	2017	2016
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,758	$3,448	$177	$184
Service cost	112	108	2	2
Interest cost	142	135	5	6
Plan participants’ contributions	2	2	5	4
Amendments	—	15	—	(3)
Actuarial loss (gain)	376	167	(13)	(3)
Foreign currency exchange rate changes	22	9	2	—
Curtailments and special termination benefits	2	2	—	—
Benefits paid	(186)	(128)	(13)	(13)
Benefit obligation at the end of the year	$4,228	$3,758	$165	$177
Change in plan assets:
Fair value of plan assets at the beginning of the year	$2,721	$2,552	$60	$57
Actual return on plan assets	391	189	8	5
Employer contributions	97	97	7	7
Plan participants’ contributions	2	2	5	4
Foreign currency exchange rate changes	22	9	—	—
Benefits paid	(186)	(128)	(13)	(13)
Fair value of plan assets at the end of the year	$3,047	$2,721	$67	$60
Unfunded status at the end of the year	$(1,181)	$(1,037)	$(98)	$(117)

Assets and (liabilities) recognized on the consolidated balance sheets consist of:
Non-current assets	$48	$37	$—	$—
Current liabilities	(6)	(6)	(8)	(8)
Non-current liabilities	(1,223)	(1,068)	(90)	(109)
	$(1,181)	$(1,037)	$(98)	$(117)

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2017	2016	2017	2016
	(in millions)
Net loss (gain)	$1,035	$896	$(3)	$(12)
Prior service cost (credit)	10	14	(27)	(4)
Total amount recognized	$1,045	$910	$(30)	$(16)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $3,831 million at December 31, 2017 and $3,413 million at December 31, 2016. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2017 and 2016.

	Pension Plans
	2017	2016
	(in millions)
Projected benefit obligation	$3,875	$3,528
Accumulated benefit obligation	$3,490	$3,192
Fair value of plan assets	$2,651	$2,456

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2017 and 2016.

	Pension Plans				Postretirement Benefit Plans
	2017		2016		2017		2016
Benefit obligations:
Discount rate	3.78	%(1)	4.40	%(1)	3.59	%(2)	4.05	%(2)
Rate of compensation increase	3.50	%(3)	3.50	%(3)
(1)	The weighted average discount rate assumptions used at December 31, 2017 and 2016 were comprised of separate assumptions determined by country of 3.81% and 4.45% for the U.S. based plans, respectively, and 3.39% and 3.79% for the Canadian based plans, respectively.
(2)	The weighted average discount rate assumptions used at December 31, 2017 and 2016 were comprised of separate assumptions determined by country of 3.63% and 4.11% for the U.S. based plans, respectively, and 3.33% and 3.64% for the Canadian based plans, respectively.
(3)	The weighted average rate of compensation increase assumptions were comprised of separate assumptions determined by country of 3.5% for both the U.S. based plans and Canadian based plans at December 31, 2017 and 2016.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2017, 2016 and 2015.

	Pension Plans			Postretirement Benefit Plans
	2017	2016	2015	2017	2016	2015
	(in millions)
Components of net periodic benefit cost:
Service cost	$112	$108	$123	$2	$2	$3
Interest cost	142	135	149	5	6	7
Expected return on plan assets	(212)	(200)	(205)	(4)	(4)	(5)
Amortization of prior service cost (credits)	1	—	1	(1)	(2)	(2)
Amortization of net loss (gains)	61	52	68	(2)	(2)	—
Curtailment loss and special termination benefits(1)	6	2	3	—	—	—
Net periodic benefit cost	$110	$97	$139	$—	$—	$3
(1)	During the year ended December 31, 2017, the curtailment loss and special termination benefits charge is primarily due to a pension curtailment charge in connection with the decision to discontinue future service accruals for substantially all salaried employee defined benefit plans effective January 1, 2019.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

spot rates along that yield curve to the relevant projected cash flows, as the Company believes the new approach provides a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligation. The Company has accounted for this change prospectively as a change in accounting estimate.

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2017, 2016 and 2015.

	Pension Plans			Postretirement Benefit Plans
	2017	2016	2015	2017	2016	2015
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$200	$179	$(132)	$(17)	$(4)	$(7)
Prior service (cost) credit	(4)	15	—	—	(2)	—
Amortization of net (loss) gain	(61)	(52)	(68)	2	2	—
Amortization of prior service (cost) credit	(1)	—	(1)	1	2	2
Total recognized in other comprehensive income (loss)	134	142	(201)	(14)	(2)	(5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$244	$239	$(62)	$(14)	$(2)	$(2)

The following table summarizes the amounts expected to be amortized from accumulated OCI and recognized as components of net periodic benefit costs during 2018.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss (gain)	$74	$(3)	$71
Prior service credit	—	(1)	(1)
	$74	$(4)	$70

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015.

	Pension Plans						Postretirement Benefit Plans
	2017		2016		2015		2017		2016		2015
Discount rates:
Benefit obligation	4.40	%(1)	4.67	%(1)	4.14	%(1)	4.05	%(4)	4.22	%(4)	3.70	%(4)
Service cost	4.55%		4.83%		—	(5)	4.21%		4.37%		—	(5)
Interest cost	3.84%		3.95%		—	(5)	3.26%		3.26%		—	(5)
Expected long-term return on plan assets	7.92	%(2)	7.92	%(2)	8.14	%(2)	7.43%		7.42%		7.65%
Rate of compensation increase	3.50	%(3)	3.50	%(3)	3.50	%(3)
(1)	The weighted average discount rate assumptions used for the years ended December 31, 2017, 2016, and 2015 were comprised of separate assumptions determined by country of 4.45%, 4.73% and 4.20% for the U.S. based plans and 3.79%, 3.93% and 3.90% for the Canadian based plans, respectively.
(2)	The weighted average expected long-term return on plan assets assumptions used were comprised of separate assumptions determined by country of 8.00% for each of the years ended December 31, 2017 and 2016 and 8.25% for the year ended December 31, 2015 for the U.S. based plans and 7.25% for the Canadian based plans for the years ended December 31, 2017, 2016 and 2015.
(3)	The weighted average rate of compensation increase assumptions used for the years ended December 31, 2017, 2016 and 2015 were comprised of separate assumptions determined by country of 3.50% for both the U.S and Canadian based plans.
(4)	The weighted average discount rate assumptions used for the years ended December 31, 2017, 2016 and 2015 were comprised of separate assumptions determined by country of 4.11%, 4.28% and 3.70% for the U.S. based plans and 3.64%, 3.74% and 3.70% for the Canadian based plans, respectively.
(5)	Not applicable as the Company changed to the spot rate approach beginning in 2016 as described above.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class. The Company utilizes a building block methodology that utilizes historical and forward looking rates of return for each asset class and takes into account expected returns above inflation and risk premium. These long-term rates of return are then applied to the target portfolio allocations that are generally aligned with the actual asset allocations of the Company’s plans to develop the expected long-term rate of return.

The annual increase in cost of benefits (health care cost trend rate) for the Company’s U.S. based plans covering retirees under 65 years of age is assumed to be an average of 6.5% in 2018 and is assumed to gradually decrease to a rate of 5.0% in 2021 and thereafter. The health care cost trend rate for the Company’s U.S. based plans covering retirees over 65 years of age is assumed to be an average of 8.0% in 2018 and is assumed to gradually decrease to a rate of 5.0% in 2024 and thereafter. The health care cost trend rate for the Company’s Canadian based plans is assumed to be an average of 6.25% in 2018 and is assumed to gradually decrease to a rate of 5.0% in 2023 and thereafter. Health care cost trend assumptions are based on (1) observed or expected short term rates of increase for different types of health models based on actual claims experience and benchmarking, and (2) a reasonable estimate of an appropriate, sustainable level of health care cost trend in the future, weighting the factors that primarily influence trends, which are price inflation and cost leveraging benefit plan features. Assumed health care cost trend rates can have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2017 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2017 and 2016, by asset category.

	U.S.			Canada
Asset Category	Range	2017	2016	Range	2017	2016
Domestic equity(1)	30%-60%	47%	55%	—	15%	15%
International equity(2)	10%-20%	11	10	—	47	62
Total equities	45%-75%	58	65	40%-80%	62	77
Fixed income securities	20%-40%	28	22	—	25	13
Other, primarily cash and cash equivalents	0%-15%	7	5	—	13	10
Total fixed income securities and cash and cash equivalents	NA	NA	NA	20%-60%	38	23
Real estate securities	0%-15%	7	8	—	—	—
Total		100%	100%		100%	100%
(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.
(2)	International equities for Canadian plans includes equities of U.S. companies.
NA -	Not applicable. The Company’s Master Pension Trust Investment Policy does not provide an allocation percentage range to fixed income securities and cash and cash equivalents.

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

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2017				Fair Value Measured at December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,297	$—	$—	$1,297	$71	$—	$—	$71
International Equity	87	—	—	87	105	—	—	105
Fixed Income — Investment Grade(2)	329	205	—	534	—	—	—	—
Fixed Income — High Yield(3)	—	219	—	219	—	—	—	—
Real Estate Investment Trusts(4)	196	—	—	196	—	—	—	—
Other(5)	—	198	—	198	8	37	—	45
Total assets at fair value	$1,909	$622	$—	$2,531	$184	$37	$—	$221
Liabilities for unsettled trades, net				(30)				—
Other investments measured at net asset value(6)(7)				203				122
Total				$2,704				$343

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2016				Fair Value Measured at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,331	$—	$—	$1,331	$79	$—	$—	$79
International Equity	85	—	—	85	104	—	—	104
Fixed Income — Investment Grade(2)	255	159	—	414	—	—	—	—
Fixed Income — High Yield(3)	—	136	—	136	—	—	—	—
Real Estate Investment Trusts(4)	193	—	—	193	—	—	—	—
Other(5)	—	114	—	114	5	27	—	32
Total assets at fair value	$1,864	$409	$—	$2,273	$188	$27	$—	$215
Liabilities for unsettled trades, net				(23)				—
Other investments measured at net asset value(6)(7)				171				85
Total				$2,421				$300
(1)	Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various international exchanges.
(2)	Approximately 62% at December 31, 2017 and 2016 of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the Fund) and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy, as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 38% at December 31, 2017 and 2016 of U.S. plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.
(3)	Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.
(4)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.
(5)	Other consists primarily of: (1) money market accounts, which invest primarily in short-term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (2) cash, which is classified as Level 1.
(6)	In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.
(7)	All of the U.S. plans other investments measured using NAV at December 31, 2017 and 2016 and approximately 31% and 55% at December 31, 2017 and 2016, respectively, of the Canadian plans other investments measured using NAV consist of a regulated commingled equity trust fund, for which fair value is based on the NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV. Approximately 69% and 45% at December 31, 2017 and 2016, respectively, of the Canadian plans other investments measured using NAV are invested in regulated commingled bond funds (the “Bond Funds”). As these Bond Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as Level 2. Withdrawals are permitted monthly, with notice between 0 and 3 days of the transaction date, based on NAV.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents the fair value of the Company’s postretirement benefit plans’ assets by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2017				Fair Value Measured at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$38	$—	$—	$38	$37	$—	$—	$37
International Equity	2	—	—	2	1	—	—	1
Fixed Income — Investment Grade(2)	10	3	—	13	8	3	—	11
Fixed Income — High Yield(3)	—	3	—	3	—	2	—	2
Real Estate Investment Trusts(4)	3	—	—	3	3	—	—	3
Other(5)	—	5	—	5	—	3	—	3
Total assets at fair value	$53	$11	$—	$64	$49	$8	$—	$57
Other investments measured at net asset value(6)(7)				3				3
Total				$67				$60
(1)	Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various international exchanges.
(2)	Approximately 77% and 73% at December 31, 2017 and 2016, respectively, of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of the Fund and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 23% and 27% at December 31, 2017 and 2016, respectively, of the postretirement benefit plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.
(3)	Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.
(4)	REITs consist of securities that trade on the major exchanges and invest directly, either through properties or mortgages.
(5)	Other consists primarily of money market accounts, which invest primarily in short-term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.
(6)	In accordance with ASU 2015-07, certain investments that are measured at fair value using the NAV per share (or its equivalent)practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.
(7)	All of the postretirement benefit plans other investments measured using NAV at December 31, 2017 and 2016 consist of a regulated commingled equity trust fund, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company makes voluntary, additional contributions to the pension plans depending on a number of factors, including operating cash flow levels, alternative uses for excess cash and the plans’ funded status. At December 31, 2017, all legal funding requirements had been met. For the year ending December 31, 2018, the Company currently expects to contribute approximately $100 million to its pension plans, and approximately $10 million to its postretirement benefit plans.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2018	$158	$12	$—
2019	165	12	—
2020	175	13	—
2021	185	13	—
2022	194	12	—
Years 2023 - 2027	1,128	55	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L3’s common stock and cash were $115 million for 2017, $118 million for 2016 and $131 million for 2015. These matching contributions include amounts attributable to discontinued operations of $8 million for 2017, $12 million for 2016 and $24 million for 2015.

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

	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L3(7)						Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
Pension Fund		2017	2016		2017		2016		2015
IAM National Pension Fund	51-6031295/002	Green	Green	No	$27	(3)	$26	(4)	$23	(4)	No	4/29/2018 to 9/30/2020(5)
Other Pension Funds(6)					—		—		—
Total contributions					$27		$26		$23
(1)	A zone status rating of green indicates the plan is at least 80% funded.
(2)	Funding improvement plan or rehabilitation plan.
(3)	At the date the audited financial statements for the Company were issued, the Form 5500 for the plan year ended December 31, 2017 was not available.
(4)	Represents 5% of total plan contributions for the years ended December 31, 2016 and 2015 based on Form 5500.
(5)	The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 28, 2019, covers multiple programs in the Company’s Aerospace Systems reportable segment and represents 61% of 2017 contributions.
(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.
(7)	These contributions include amounts attributable to discontinued operations of approximately $26 million for the years ended December 31, 2017 and 2016 and $22 million for the year ended December 31, 2015.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest paid	$165	$162	$182
Income tax payments	$163	$120	$130
Income tax refunds	$16	$8	$8

21. Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, gains or losses related to business divestitures, and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments. Certain Corporate and segment expenses of $32 million for 2017 and $29 million for the years ended December 31, 2016 and 2015, that had previously been allocated to the Vertex Aerospace and NSS businesses were retained by the Company and were allocated to L3’s four reportable segments.

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net Sales
Products
Electronic Systems	$2,234	$2,033	$2,102
Aerospace Systems	1,545	1,679	1,679
Communication Systems	1,745	1,586	1,649
Sensor Systems	1,292	1,266	1,298
Elimination of intercompany sales	(83)	(111)	(128)
Total products sales	6,733	6,453	6,600

Services
Electronic Systems	$848	$812	$810
Aerospace Systems	1,267	1,270	1,257
Communication Systems	510	488	441
Sensor Systems	273	235	193
Elimination of intercompany sales	(58)	(48)	(70)
Total services sales	2,840	2,757	2,631
Consolidated total	$9,573	$9,210	$9,231

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	Year Ended December 31,
	2017	2016	2015
	(in millions)

Operating income
Electronic Systems	$403	$360	$337
Aerospace Systems	210	255	193
Communication Systems	212	195	190
Sensor Systems	195	147	142
Segment total	1,020	957	862
Goodwill impairment charges(1)	—	—	(46)
Loss related to business divestitures(2)	—	—	(31)
Consolidated total	$1,020	$957	$785

Depreciation and amortization
Electronic Systems	$79	$60	$59
Aerospace Systems	51	46	43
Communication Systems	49	47	50
Sensor Systems	46	45	51
Consolidated total	$225	$198	$203
Capital Expenditures
Electronic Systems	$68	$76	$69
Aerospace Systems	43	50	53
Communication Systems	49	37	37
Sensor Systems	42	37	30
Corporate	22	10	6
Consolidated total	$224	$210	$195

Total Assets
Electronic Systems	$4,796	$4,369	$3,968
Aerospace Systems	2,014	2,084	2,190
Communication Systems	2,063	2,031	1,984
Sensor Systems	2,706	2,433	2,458
Corporate	709	467	345
Assets held for sale	135	—	—
Assets of discontinued operations	306	481	1,124
Consolidated total	$12,729	$11,865	$12,069
(1)	Represents non-cash goodwill impairment charges recorded during 2015 of $46 million related to a business retained by L3 in connection with the sale of the NSS segment.
(2)	See Note 3 for information regarding the Company’s business divestitures.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, and deferred income tax assets.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The table below presents property, plant and equipment, net by geographic area.

	Year Ended December 31,
	2017	2016
	(in millions)
United States	$936	$960
All Other	174	147
Total	$1,110	$1,107

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S.	$7,344	$6,947	$6,734
International:
United Kingdom	335	331	336
Canada	280	297	281
Australia	268	254	321
China	167	67	83
South Korea	134	127	207
Japan	125	81	95
France	84	75	62
Other	836	1,031	1,112
Total international	2,229	2,263	2,497
Consolidated	$9,573	$9,210	$9,231

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S. Government agencies(1)	$6,697	$6,399	$6,120
Commercial	1,456	1,280	1,373
Foreign governments(1)	1,420	1,531	1,738
Consolidated	$9,573	$9,210	$9,231
(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

22. Severance and Restructuring Related Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded employee severance and restructuring related costs of $101 million with respect to approximately 1,500 employees during the year ended December 31, 2017, $17 million with respect to approximately 700 employees during the year ended December 31, 2016 and $18 million with respect to approximately 800 employees during the year ended December 31, 2015. Severance and restructuring related costs are reported within cost of sales on the consolidated statements of operations. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Electronic Systems(1)	$14	$5	$4
Aerospace Systems(1)	24	2	4
Communication Systems(2)	48	7	6
Sensor Systems(3)	15	3	4
Consolidated	$101	$17	$18
(1)	The severance and restructuring related costs incurred during the year ended December 31, 2017 include $1 million and $5 million of salaried employee pension plan curtailment losses for Electronic Systems and Aerospace Systems segments, respectively. See Note 19 for additional information.
(2)	The severance and restructuring related costs incurred during the year ended December 31, 2017 exclude a pre-tax gain of $42 million on the sale of the Company's property in San Carlos, California in the second quarter of 2017.
(3)	The severance and restructuring related costs incurred during the year ended December 31, 2017 include a $12 million loss on the sale of a building in Garland, Texas in the fourth quarter of 2017.

The Company had severance and restructuring related liabilities of $23 million and $9 million included in other current liabilities on the Company’s balance sheets at December 31, 2017 and 2016, respectively. The remaining liability balance at December 31, 2017 is expected to be paid in 2018. The table below presents the change to the Company’s severance and restructuring related liability during the year ended December 31, 2017.

December 31, 2017
(in millions)
Balance at beginning of period	$9
Additional provisions	101
Cash payments	(87)
Balance at end of period	$23

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

23. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2017 and 2016 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by the Company’s business acquisitions and divestitures. See Note 3 for additional information.

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
	(in millions, except per share data)
2017
Sales	$2,321	$2,385	$2,293	$2,574
Operating income	236	292	229	263
Income from continuing operations	157	195	146	271
Net income	168	207	25	293
Net income attributable to L3	164	202	22	289
Basic EPS from continuing operations(3)	1.97	2.44	1.83	3.42
Basic EPS(3)	2.11	2.59	0.28	3.70
Diluted EPS from continuing operations(3)	1.93	2.39	1.79	3.34
Diluted EPS(3)	2.07	2.54	0.28	3.62
2016
Sales	$2,065	$2,318	$2,184	$2,643
Operating income	244	220	211	282
Income from continuing operations	163	134	149	187
Net income	230	151	151	192
Net income attributable to L3	227	147	148	188
Basic EPS from continuing operations(3)	2.06	1.68	1.89	2.37
Basic EPS(3)	2.92	1.90	1.91	2.43
Diluted EPS from continuing operations(3)	2.02	1.66	1.85	2.32
Diluted EPS(3)	2.87	1.88	1.88	2.38
(1)	The Company recorded a goodwill impairment charge of $187 million or $1.67 per diluted share for the Vertex Aerospace reporting unit in 2017, which is reported in discontinued operations.
(2)	Provision for income taxes for the fourth quarter of 2017, includes estimated tax benefits of $79 million or $0.99 per diluted share, related to the enactment of the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) in December 2017.
(3)	EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ EPS may not equal the full year computed EPS.

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

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2017:
Current assets:
Cash and cash equivalents	$432	$14	$287	$(71)	$662
Billed receivables, net	266	232	225	—	723
Contracts in process	706	891	336	—	1,933
Prepaid expenses and other current assets	330	231	128	—	689
Assets held for sale	—	118	17	—	135
Assets of discontinued operations	—	306	—	—	306
Total current assets	1,734	1,792	993	(71)	4,448
Goodwill	2,248	2,652	1,715	—	6,615
Other assets	658	556	452	—	1,666
Investment in and amounts due from consolidated subsidiaries	5,593	5,270	—	(10,863)	—
Total assets	$10,233	$10,270	$3,160	$(10,934)	$12,729
Current liabilities	$811	$800	$596	$(71)	$2,136
Liabilities held for sale	—	16	1	—	17
Liabilities of discontinued operations	—	226	—	—	226
Amounts due to consolidated subsidiaries	—	—	352	(352)	—
Other long-term liabilities	1,009	714	146	—	1,869
Long-term debt	3,330	—	—	—	3,330
Total liabilities	5,150	1,756	1,095	(423)	7,578
L3 shareholders’ equity	5,083	8,514	2,065	(10,579)	5,083
Noncontrolling interests	—	—	—	68	68
Total equity	5,083	8,514	2,065	(10,511)	5,151
Total liabilities and equity	$10,233	$10,270	$3,160	$(10,934)	$12,729

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2016:
Current assets:
Cash and cash equivalents	$291	$1	$207	$(136)	$363
Billed receivables, net	261	254	185	—	700
Contracts in process	694	928	236	—	1,858
Prepaid expenses and other current assets	236	144	125	—	505
Assets of discontinued operations	—	481	—	—	481
Total current assets	1,482	1,808	753	(136)	3,907
Goodwill	2,258	2,613	1,503	—	6,374
Other assets	705	567	312	—	1,584
Investment in and amounts due from consolidated subsidiaries	5,721	5,272	—	(10,993)	—
Total assets	$10,166	$10,260	$2,568	$(11,129)	$11,865
Current liabilities	$789	$846	$460	$(136)	$1,959
Liabilities of discontinued operations	—	235	—	—	235
Amounts due to consolidated subsidiaries	—	—	763	(763)	—
Other long-term liabilities	1,499	191	32	—	1,722
Long-term debt	3,325	—	—	—	3,325
Total liabilities	5,613	1,272	1,255	(899)	7,241
L3 shareholders’ equity	4,553	8,988	1,313	(10,301)	4,553
Noncontrolling interests	—	—	—	71	71
Total equity	4,553	8,988	1,313	(10,230)	4,624
Total liabilities and equity	$10,166	$10,260	$2,568	$(11,129)	$11,865

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2017:
Total net sales	$3,519	$4,748	$1,690	$(384)	$9,573
Total cost of sales	(3,179)	(4,350)	(1,408)	384	(8,553)
Operating income	340	398	282	—	1,020
Interest expense	(168)	—	(1)	—	(169)
Interest and other income, net	17	—	3	—	20
Income from continuing operations before income taxes	189	398	284	—	871
Provision for income taxes	(22)	(47)	(33)	—	(102)
Equity in net income of consolidated subsidiaries	511	—	—	(511)	—
Income from continuing operations	678	351	251	(511)	769
Loss from discontinued operations, net of income tax	(1)	(75)	—	—	(76)
Net income	677	276	251	(511)	693
Net income attributable to noncontrolling interests	—	—	—	(16)	(16)
Net income attributable to L3	$677	$276	$251	$(527)	$677
Comprehensive income attributable to L3	$712	$278	$378	$(656)	$712
For the year ended December 31, 2016:
Total net sales	$3,350	$4,809	$1,381	$(330)	$9,210
Total cost of sales	(3,069)	(4,378)	(1,136)	330	(8,253)
Operating income	281	431	245	—	957
Interest expense	(164)	—	—	—	(164)
Interest and other income, net	15	—	3	—	18
Debt retirement charges	(7)	—	—	—	(7)
Income from continuing operations before income taxes	125	431	248	—	804
Provision for income taxes	(26)	(92)	(53)	—	(171)
Equity in net income of consolidated subsidiaries	611	—	—	(611)	—
Income from continuing operations	710	339	195	(611)	633
Income from discontinued operations, net of income tax	—	91	—	—	91
Net income	710	430	195	(611)	724
Net income attributable to noncontrolling interests	—	—	—	(14)	(14)
Net income attributable to L3	$710	$430	$195	$(625)	$710
Comprehensive income attributable to L3	$558	$440	$118	$(558)	$558
For the year ended December 31, 2015:
Total net sales	$3,267	$4,866	$1,449	$(351)	$9,231
Total cost of sales	(3,031)	(4,441)	(1,248)	351	(8,369)
Goodwill impairment charges	—	(26)	(20)	—	(46)
(Loss) gain related to business divestitures	(13)	(31)	13	—	(31)
Operating income	223	368	194	—	785
Interest expense	(161)	(1)	—	—	(162)
Interest and other income, net	17	—	—	—	17
Debt retirement charge	(1)	—	—	—	(1)
Income from continuing operations before income taxes	78	367	194	—	639
Provision for income taxes	(16)	(76)	(40)	—	(132)
Equity in net loss of consolidated subsidiaries	(302)	—	—	302	—
(Loss) income from continuing operations	(240)	291	154	302	507
Loss from discontinued operations, net of income tax	—	(732)	—	—	(732)
Net (loss) income	(240)	(441)	154	302	(225)
Net income attributable to noncontrolling interests	—	—	—	(15)	(15)
Net (loss) income attributable to L3	$(240)	$(441)	$154	$287	$(240)
Comprehensive (loss) income attributable to L3	$(230)	$(445)	$43	$402	$(230)

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash
Flows: For the year ended December 31, 2017:
Operating activities:
Net cash from operating activities from continuing operations	$374	$438	$251	$(78)	$985
Investing activities:
Business acquisitions, net of cash acquired	(316)	—	—	—	(316)
Proceeds from sale of businesses, net of closing date cash balances	17	—	1	—	18
Other investing activities	(84)	(41)	(30)	—	(155)
Net cash used in investing activities from
continuing operations	(383)	(41)	(29)	—	(453)
Financing activities:
Common stock repurchased	(180)	—	—	—	(180)
Dividends paid on L3’s common stock	(236)	—	—	—	(236)
Other financing activities	565	(496)	(162)	143	50
Net cash from (used in) financing activities from continuing operations	149	(496)	(162)	143	(366)
Effect of foreign currency exchange rate changes on cash	—	—	20	—	20
Net increase in cash and cash equivalents of discontinued operations	1	112	—	—	113
Net increase in cash	141	13	80	65	299
Cash and cash equivalents, beginning of the year	291	1	207	(136)	363
Cash and cash equivalents, end of the year	$432	$14	$287	$(71)	$662

L3 TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	L3	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
For the year ended December 31, 2016:
Operating activities:
Net cash from operating activities from continuing operations	$441	$509	$258	$(186)	$1,022
Investing activities:
Business acquisitions, net of cash acquired	(388)	—	—	—	(388)
Proceeds from sale of businesses, net of closing date cash cash balances	563	—	(2)	—	561
Other investing activities	(60)	(80)	(43)	—	(183)
Net cash from (used in) investing activities from continuing operations	115	(80)	(45)	—	(10)
Financing activities:
Proceeds from sale of senior notes	547	—	—	—	547
Redemption of senior notes	(856)	—	—	—	(856)
Common stock repurchased	(373)	—	—	—	(373)
Dividends paid on L3’s common stock	(220)	—	—	—	(220)
Other financing activities	496	(441)	(158)	149	46
Net cash used in financing activities from continuing operations	(406)	(441)	(158)	149	(856)
Effect of foreign currency exchange rate changes on cash	—	—	(13)	—	(13)
Net increase in cash and cash equivalents of discontinued operations	—	13	—	—	13
Net increase in cash	150	1	42	(37)	156
Cash and cash equivalents, beginning of the year	141	—	165	(99)	207
Cash and cash equivalents, end of the year	$291	$1	$207	$(136)	$363
For the year ended December 31, 2015:
Operating activities:
Net cash from operating activities from continuing operations	$634	$425	$161	$(185)	$1,035
Investing activities:
Business acquisitions, net of cash acquired	(320)	—	—	—	(320)
Proceeds from sale of businesses, net of closing date cash balances	14	28	276	—	318
Other investing activities	(75)	(78)	(35)	—	(188)
Net cash (used in) from investing activities from continuing operations	(381)	(50)	241	—	(190)
Financing activities:
Repurchases of senior notes	(297)	—	—	—	(297)
Common stock repurchased	(740)	—	—	—	(740)
Dividends paid on L3's common stock	(214)	—	—	—	(214)
Other financing activities	781	(463)	(420)	148	46
Net cash used in financing activities from continuing operations	(470)	(463)	(420)	148	(1,205)
Effect of foreign currency exchange rate changes on cash	—	—	(19)	—	(19)
Net increase in cash and cash equivalents of discontinued operations	—	83	—	—	83
Change in cash balance in assets held for sale	—	1	60	—	61
Net (decrease) increase in cash	(217)	(4)	23	(37)	(235)
Cash and cash equivalents, beginning of the year	358	4	142	(62)	442
Cash and cash equivalents, end of the year	$141	$—	$165	$(99)	$207