Form 10-Q
period 2018-03-30
L3 TECHNOLOGIES, INC.
filed 2018-05-01
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
There were 78,479,349 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on April 27, 2018.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$374	$662
Billed receivables, net of allowances of $18 in 2018 and 2017	798	723
Contract assets	1,499	—
Contracts in process	—	1,933
Inventories	994	389
Prepaid expenses and other current assets	392	300
Assets held for sale	136	135
Assets of discontinued operations	287	306
Total current assets	4,480	4,448
Property, plant and equipment, net	1,131	1,110
Goodwill	6,632	6,615
Identifiable intangible assets	284	292
Other assets	346	264
Total assets	$12,873	$12,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$587	$531
Accrued employment costs	446	493
Accrued expenses	197	217
Contract liabilities	607	—
Advance payments and billings in excess of costs incurred	—	509
Income taxes payable	6	19
Other current liabilities	319	367
Liabilities held for sale	19	17
Liabilities of discontinued operations	154	226
Total current liabilities	2,335	2,379
Pension and postretirement benefits	1,313	1,313
Deferred income taxes	177	158
Other liabilities	397	398
Long-term debt	3,331	3,330
Total liabilities	7,553	7,578
Commitments and contingencies (see Note 19)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 78,387,750 shares outstanding at March 30, 2018 and 77,876,687 shares outstanding at December 31, 2017	6,607	6,519
Treasury stock (at cost), 83,943,641 shares at March 30, 2018 and 83,362,412 shares at December 31, 2017	(7,523)	(7,404)
Retained earnings	6,814	6,659
Accumulated other comprehensive loss	(645)	(691)
Total shareholders’ equity	5,253	5,083
Noncontrolling interests	67	68
Total equity	5,320	5,151
Total liabilities and equity	$12,873	$12,729

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 30, 2018	March 31, 2017
Net sales:
Products	$1,646	$1,604
Services	725	717
Total net sales	2,371	2,321
Operating costs and expenses:
Cost of sales — Products	(1,191)	(1,188)
Cost of sales — Services	(532)	(538)
General and administrative expenses	(397)	(358)
Operating income	251	237
Interest expense	(41)	(42)
Interest and other income, net	6	4
Income from continuing operations before income taxes	216	199
Provision for income taxes	(24)	(42)
Income from continuing operations	192	157
Income from discontinued operations, net of income taxes	16	11
Net income	208	168
Net income from continuing operations attributable to noncontrolling interests	(5)	(4)
Net income attributable to L3	$203	$164
Basic earnings per share attributable to common shareholders:
Continuing operations	$2.40	$1.97
Discontinued operations	0.20	0.14
Basic earnings per share	$2.60	$2.11
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.34	$1.93
Discontinued operations	0.20	0.14
Diluted earnings per share	$2.54	$2.07
Cash dividends declared per common share	$0.80	$0.75
Weighted average common shares outstanding:
Basic	78.2	77.7
Diluted	79.9	79.3

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	First Quarter Ended
	March 30, 2018	March 31, 2017
Net income	$208	$168
Other comprehensive income:
Foreign currency translation adjustments	33	19
Unrealized gains on hedging instruments	(1)	—
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized (1)	14	9
Total other comprehensive income	46	28
Comprehensive income	254	196
Comprehensive income attributable to noncontrolling interests	(5)	(4)
Comprehensive income attributable to L3	$249	$192
__________________

(1)	Net of income taxes of $4 million and $6 million for the quarterly periods ended March 30, 2018 and March 31, 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the Quarter Ended March 30, 2018:
Balance at December 31, 2017 - as reported	77.9	$1	$6,518	$(7,404)	$6,659	$(691)	$68	$5,151
Cumulative effect adjustment of ASC 606 on January 1, 2018, net of taxes					13			13
Net income					203		5	208
Other comprehensive income						46		46
Distributions to noncontrolling interests							(6)	(6)
Cash dividends declared ($0.80 per share)					(63)			(63)
Shares issued:
Employee savings plans	0.2		34					34
Exercise of stock options	0.6		55					55
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(23)					(23)
Stock-based compensation expense			20					20
Treasury stock purchased	(0.6)			(119)				(119)
Other			2		2			4
Balance at March 30, 2018	78.4	$1	$6,606	$(7,523)	$6,814	$(645)	$67	$5,320

For the Quarter Ended March 31, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					164		4	168
Other comprehensive income						28		28
Distributions to noncontrolling interests							(4)	(4)
Cash dividends declared ($0.75 per share)					(59)			(59)
Shares issued:
Employee savings plans	0.2		36					36
Exercise of stock options	0.2		13					13
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			14					14
Balance at March 31, 2017	77.9	$1	$6,329	$(7,224)	$6,323	$(698)	$71	$4,802

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	March 30, 2018	March 31, 2017
Operating activities:
Net income	$208	$168
Less: income from discontinued operations, net of tax	(16)	(11)
Income from continuing operations	192	157
Depreciation of property, plant and equipment	43	40
Amortization of intangibles and other assets	13	12
Deferred income tax provision	16	15
Stock-based employee compensation expense	20	14
Contributions to employee savings plans in L3's common stock	32	34
Amortization of pension and postretirement benefit plans net loss and prior service cost	18	15
Other non-cash items	1	5
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(73)	(48)
Contract assets	(145)	—
Contracts in process	—	(180)
Inventories	(65)	(9)
Prepaid expenses and other current assets	(99)	(24)
Accounts payable, trade	56	91
Accrued employment costs	(54)	(68)
Accrued expenses	(6)	23
Contract liabilities	41	—
Advance payments and billing in excess of costs incurred	—	(9)
Income taxes	(11)	12
All other operating activities	(14)	6
Net cash (used in) from operating activities from continuing operations	(35)	86

Investing activities:
Business acquisitions, net of cash acquired	—	(139)
Proceeds from the sale of businesses, net of closing date cash balances	—	16
Capital expenditures	(56)	(41)
Dispositions of property, plant and equipment	2	1
Other investing activities	(29)	5
Net cash used in investing activities from continuing operations	(83)	(158)

Financing activities:
Borrowings under revolving credit facility	207	664
Repayments of borrowings under revolving credit facility	(207)	(664)
Common stock repurchased	(119)	—
Dividends paid	(65)	(61)
Proceeds from exercises of stock options	55	12
Proceeds from employee stock purchase plan	8	8
Repurchases of common stock to satisfy tax withholding obligations	(23)	(18)
Other financing activities	(2)	(4)
Net cash used in financing activities from continuing operations	(146)	(63)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6	4
Net cash used in discontinued operations:
Operating activities	(29)	(1)
Investing activities	(1)	(1)
Net cash used in discontinued operations	(30)	(2)
Net decrease cash and cash equivalents	(288)	(133)
Cash and cash equivalents, beginning of the period	662	363
Cash and cash equivalents, end of the period	$374	$230

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Description of Business
L3 Technologies, Inc. (L3 Technologies, Inc. and, together with its subsidiaries, referred to herein as L3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers.
The Company has the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as, aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Link Training & Simulation, Power & Propulsion Systems, Commercial Aviation Solutions, Precision Engagement Systems and Security & Detection Systems.
Aerospace Systems provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The Aerospace Systems business areas are Mission Integration, MAS, Aerostructures and Advanced Systems.
Communication Systems provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Space & Power Systems and Advanced Communications.
Sensor Systems provides a broad range of multi-domain ISR mission solutions from seabed to space for DoD, intelligence community, international, federal, civil and commercial customers. Major capabilities and mission solutions include networked warfighter systems, integrated ISR and targeting systems, space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, integrated maritime mission solutions, directed energy, cyber and electronic warfare, special mission command & control, lightweight unmanned undersea vehicles, modeling & simulation and life cycle support. Sensor Systems sells these products and services primarily to the DoD and select foreign governments. The Sensor Systems business areas are Space & Sensor Systems, Airborne Sensor Systems, Warrior Sensor Systems, Maritime Sensor Systems, Intelligence & Mission Systems and Advanced Programs.
Financial information with respect to the Company’s segments is included in Note 23 to the unaudited condensed consolidated financial statements and in Note 21 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
On October 16, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. On May 1, 2018, the Company announced that it entered into a definitive agreement to sell its Vertex Aerospace, Crestview Aerospace and TCS businesses. The Company expects to complete the transaction in the summer of 2018, subject to customary closing conditions and regulatory approvals and record a gain on the sale of these businesses upon closing. The divestiture of the Vertex Aerospace business represents a strategic shift by the Company to exit the logistics

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

solution and maintenance services business for military aircraft where the Company does not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.
All references made to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted. See Note 5 for additional information.
2. Basis of Presentation
These unaudited condensed consolidated financial statements for the quarterly period ended March 30, 2018 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Principles of Consolidation and Reporting
The accompanying financial statements comprise the consolidated financial statements of L3. The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) if the Company is the primary beneficiary. The Company holds interests in certain VIEs for which it was determined the Company is not the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method. For the classification of certain current assets and liabilities, the Company uses the duration of the related contract or program as its operating cycle, which may be longer than one year.

Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.
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
Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L3 relate to sales, profit and loss recognition related to performance obligations satisfied over time, fair values of assets acquired and liabilities assumed in business combinations and investments, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

effect of applying the standard was an increase of $13 million to shareholders' equity as of January 1, 2018. The Company’s statement of operations for the quarterly period ended March 30, 2018 and the Company’s balance sheet as of March 30, 2018 are presented under ASC 606, while the Company’s statement of operations for the quarterly period ended March 31, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations and balance sheet for the quarterly period ended March 30, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.
A substantial majority of the Company’s consolidated net sales are generated from long-term contracts with customers that require it to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment and to provide engineering and technical services according to the customers’ specifications. These contracts are primarily with agencies of, and prime system contractors to, the U.S. Government and foreign governments and are generally priced on a fixed-price, cost-plus or time-and-material type basis. Substantially all of the Company's cost-plus and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of the Company’s contracts with the U.S. Government are multi-year contracts that are incrementally funded by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. The Company also generates sales to a lesser extent from contracts with commercial and government customers for standard product and service offerings, which are priced on a firm fixed basis. See Note 23 for additional information regarding the composition of the Company’s net sales.
The Company records sales for a contract when it has the approval and commitment of all parties, the contract identifies the rights of the parties and payment terms, the contract has commercial substance and collectibility of the consideration is probable.
To determine the proper revenue recognition method, the Company first evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is, therefore, not distinct. These contractual arrangements either require the use of a highly specialized manufacturing process to provide goods according to customer specifications or represent a bundle of contracted goods and services that are integrated and together represent a combined output, which may include the delivery of multiple units. Some of the Company's contracts have multiple performance obligations, primarily (i) related to the provision of multiple goods or services that have alternative use to the Company or that are not substantially the same, or (ii) due to the contract covering multiple phases of the product lifecycle (development and engineering, production, maintenance and support). For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation. In cases where a contract requires a customized good or service, the primary method used to estimate standalone selling price is the expected cost plus a margin approach. In cases where the Company sells a standard product or service offering, the standalone selling price is based on an observable standalone selling price.
The majority of the Company's sales are from performance obligations satisfied over time and are primarily with agencies of, and prime system contractors to, the U.S. Government and foreign governments. Sales are recognized over time when control is continuously transferred to the customer during the contract. For U.S. Government contracts, the continuous transfer of control to the customer is supported by contract clauses that provide for (i) progress or performance-based payments or (ii) the unilateral right of the customer to terminate the contract for its convenience, in which case the Company has the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative use to the Company. Foreign government and certain commercial contracts contain similar termination for convenience clauses, or the Company has a legally enforceable right to receive payment for costs incurred and a reasonable profit for products or services that do not have alternative use to the Company. Sales on fixed price and cost-plus type contracts that include performance obligations satisfied over time are generally recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the transaction price, less (ii) the cumulative sales recognized in prior periods (cost-to-cost method).
Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work. Incurred costs include labor, material, overhead and, for the Company's U.S. Government contractor businesses, general and administrative (G&A) expenses. Incurred costs represent work performed, which corresponds with and thereby represents the transfer of control to the customer. The estimated profit or loss at completion on a contract is equal to the difference between the transaction price and the total estimated cost at completion. In the case of a contract related to complex aerospace or electronic equipment for which

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

the total estimated costs exceed the total transaction price, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in the future periods are presented on the balance sheet as a component of other current liabilities entitled "Estimated cost in excess of estimated contract value to complete contracts in process in a loss position." See Note 10 for additional information.
The Company’s contracts give rise to variable consideration, including award and incentive fees, or other provisions that can either increase or decrease the transaction price. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable costs and target costs. Variable consideration may require the Company to exercise significant judgment to determine the total transaction price of the contract. The Company includes variable consideration in the transaction price when there is a basis to reasonably estimate the variable amount it will be entitled to receive and it is probable that a significant reversal in revenue recognized will not be required when the uncertainty is resolved. These estimates are based on historical experience, current and forecasted performance, and the Company’s judgment at the time of the evaluation.
Contract modifications routinely occur to account for changes in contract specifications or requirements. In most cases, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract. Transaction price estimates include additional consideration for submitted contract modifications or claims when the Company believes it has an enforceable right to the modification or claim, the amount can be reliably estimated and its realization is reasonably assured. Amounts representing modifications accounted for as part of the existing contract are included in the transaction price and recognized as an adjustment to sales on a cumulative catch-up basis.
The Company’s fixed-price type contracts with the U.S. Government typically allow for progress payments or performance-based payments. Progress payments are billed to the customer as contract costs are incurred at an amount generally equal to 80% of incurred costs. Performance based payments are billed to the customer upon the achievement of predetermined performance milestones at amounts not to exceed 90% of contract price. On contracts with progress or performance-based payments, the customer often retains a small portion of the contract price until satisfactory completion of the contractual statement of work. Since a small portion of the contract price is retained, the Company generally recognizes sales in excess of billings, which are presented as contract assets on the balance sheet. The portion of the contract price retained by the customer is a normal business practice to ensure satisfactory contract completion and, therefore, is not considered a significant financing component. Contract assets also arise from cost-plus type contracts, time-and-material type contracts and fixed-price services type contracts for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. For certain fixed-price contracts with foreign governments and commercial customers, the Company receives advance payments. Advanced payments are not considered a significant financing component because they are a negotiated contract term to ensure the customer meets its financial obligation, particularly when there are significant upfront working capital requirements. The Company records a liability for advance payments received in excess of sales recognized, which is presented as a contract liability on the balance sheet.
Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The aggregate impact of net changes in contract estimates are presented in the table below.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Operating income	$65	$39
Diluted earnings per share	$0.63	$0.31
Additionally, net sales recognized from the Company's performance obligations satisfied in prior periods were $71 million for the quarterly period ended March 30, 2018 and relate to revisions in contract estimates.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Sales from performance obligations satisfied at a point in time are typically for standard goods and are recognized when the customer obtains control, which is generally upon delivery and acceptance. The Company also records sales for performance obligations relating to standard services (i.e., maintenance and extended warranties covering standard goods sold by the Company) over time by using output measures of time elapsed to measure progress toward satisfying the performance obligation.
Sales on time-and-material type contracts are generally recognized each period based on the amount billable to the customer, which is based on direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.
The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the quarterly period ended March 30, 2018.

% of Total Net Sales
Cost to cost method	76%
Point in time	18%
Output method	3%
Billing method	3%
Total	100%
Remaining Performance Obligations
On March 30, 2018, the Company had $10.3 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and potential orders under basic ordering agreements or master-type contracts (i.e., indefinite-delivery, indefinite-quantity (IDIQ)). The Company expects to recognize sales relating to existing performance obligations of approximately $6.1 billion during the remainder of 2018, $2.8 billion in 2019, $0.8 billion in 2020 and $0.6 billion in the periods thereafter.
General and Administrative Expenses
The Company’s U.S. Government contractor businesses account for the portion of their G&A, independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts as inventory. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred, and does not include them in inventory. G&A expenses for the Company's commercial businesses are expensed as incurred.
Investments in and Loans to Nonconsolidated Affiliates
The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by U.S. GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for any basis difference associated with the investment, are presented in interest and other income, net, on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company may record its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of any basis difference related to tangible and intangible assets which are recorded currently.
3. New Accounting Standards Implemented
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

arrangements as well as the cost of benefits provided to employees. Under previous U.S. GAAP, those components were aggregated for reporting in the financial statements and presented within the operating section of the income statement or capitalized into assets (inventories) when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. Plan administrative expenses, which were previously included in service cost, are presented together with expected return on plan assets, as a component of Interest and other income, net. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update have been applied retrospectively for the presentation of the components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard decreased operating income and increased interest and other income, net, each by $2 million for the quarterly period ended March 30, 2018 and increased operating income and decreased interest and other income, net, each by $1 million for the quarterly period ended March 31, 2017. The adoption of this standard did not impact pre-tax income for the quarterly periods ended March 30, 2018 and March 31, 2017.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the quarterly period ended March 30, 2018.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expanded the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for the Company for interim and annual reporting periods beginning on January 1, 2018.
As discussed in Note 2, the Company adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. With the adoption of ASC 606, the Company recognizes sales over time by using the cost-to-cost method on most of its (i) contracts that were covered by the contract accounting standards under ASC 605 and (ii) fixed-price type contracts that require it to perform services that are not related to the production of tangible assets. Accordingly, the adoption of ASC 606 primarily impacted certain (i) contracts previously covered by contract accounting standards that recognized revenue using the units-of-delivery method and (ii) fixed-price type contracts for services that are not related to the production of tangible assets that recognized revenue on a straight-line basis over the contractual service period.

Based on contracts in process at December 31, 2017, the Company recorded, upon adoption of ASC 606, a net increase to retained earnings of $13 million, which includes the acceleration of net sales of approximately $380 million and the related cost of sales. The adjustment to retained earnings primarily relates to contracts previously accounted for under the units-of-delivery method, which is recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under ASC 605. In accordance with the modified retrospective transition provisions of ASC 606, the Company will not recognize any of the accelerated net sales and related cost of sales at January 1, 2018 in the Company’s statements of operations for any historical or future period.
The Company made certain presentation changes to its consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified as contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The adoption of ASC 606 resulted in an increase in unbilled contract receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. The remainder of inventoried contract costs, primarily related to inventories not controlled by the Company's customers, were reclassified to inventories. Additionally, under ASC 606, the Company capitalizes costs to fulfill a contract (i.e., non-recurring costs for contract-related activities that do not transfer a good

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

or service to the customer) and costs to obtain a contract (i.e., commissions paid to third-party agents or representatives) to prepaid expense and other current assets or other assets (non-current). The Company amortizes costs to obtain a contract and costs to fulfill a contract in a pattern similar to the recognition of sales on the contracts that the capitalized costs relate to. The Company previously accounted for costs to fulfill a contract either as inventoried contract costs or expensed them as incurred. Costs to obtain a contract were generally expensed as incurred. Advance payments and billings in excess of costs and deferred revenue, previously classified in other current liabilities, have been combined and are presented as contract liabilities.
The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

BALANCE SHEET	December 31, 2017 As Reported Under ASC 605	Adjustments Due to ASC 606	January 1, 2018 As Adjusted Under ASC 606
		(in millions)
Assets
Current assets:
Contract assets	$—	$1,349	$1,349
Contracts in process	1,933	(1,933)	—
Inventories	389	537	926
Prepaid expenses and other current assets	300	17	317
Assets held for sale	135	3	138
Assets of discontinued operations	306	(21)	285
Total current assets	4,448	(48)	4,400
Other assets	264	49	313
Total assets	$12,729	$1	$12,730

Liabilities
Current liabilities:
Accrued expenses	$217	$(13)	$204
Contract liabilities	—	565	565
Advance payments and billing in excess of costs incurred	509	(509)	—
Other current liabilities	367	(49)	318
Liabilities held for sale	17	(1)	16
Liabilities of discontinued operations	226	(23)	203
Total current liabilities	2,379	(30)	2,349
Deferred income taxes	158	4	162
Other liabilities	398	14	412
Total liabilities	7,578	(12)	7,566
Shareholders' Equity
Retained earnings	6,659	13	6,672
Total equity	$5,151	$13	$5,164

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the impact of the adoption of ASC 606 on the Company's statement of operations.

	First Quarter Ended March 30, 2018
STATEMENT OF OPERATIONS	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Net Sales:
Products	$1,574	$72	$1,646
Services	721	4	725
Total	2,295	76	2,371

Operating costs and expenses:
Cost of sales — Products	$(1,145)	$(46)	$(1,191)
Cost of sales — Services	(528)	(4)	(532)
General and administrative expenses	(390)	(7)	(397)
Operating income	$232	$19	$251
Income from continuing operations before income taxes	197	19	216
Provision for income taxes	(19)	(5)	(24)
Income from continuing operations	178	14	192
Income from discontinued operations, net of income taxes	15	1	16
Net income	193	15	208
Net income attributable to L3	$188	$15	$203

Basic earnings per share attributable to common shareholders:
Continuing operations	$2.21	$0.19	$2.40
Discontinued operations	0.19	0.01	0.20
Basic earnings per share	$2.40	$0.20	$2.60
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.16	$0.18	$2.34
Discontinued operations	0.19	0.01	0.20
Diluted earnings per share	$2.35	$0.19	$2.54
The following table quantifies the impact of adopting ASC 606 on segment net sales and operating income for the quarterly period ended March 30, 2018.

	Effect of ASC 606
	Sales	Operating Income
	(in millions)
Electronic Systems	$30	$3
Aerospace Systems	4	1
Communication Systems	20	4
Sensor Systems	22	11
Consolidated	$76	$19

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the impact of the adoption of ASC 606 on the Company's balance sheet.

	March 30, 2018
BALANCE SHEET	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Assets
Current assets:
Contract assets	$—	$1,499	$1,499
Contracts in process	2,124	(2,124)	—
Inventories	424	570	994
Prepaid expenses and other current assets	377	15	392
Assets of discontinued operations	312	(25)	287
Total current assets	4,545	(65)	4,480
Other assets	296	50	346
Total assets	$12,888	$(15)	$12,873

Liabilities
Current liabilities:
Accrued expenses	$218	$(21)	$197
Contract liabilities	—	607	607
Advance payments and billings in excess of costs incurred	576	(576)	—
Other current liabilities	367	(48)	319
Liabilities held for sale	20	(1)	19
Liabilities of discontinued operations	181	(27)	154
Total current liabilities	2,401	(66)	2,335
Deferred income taxes	169	8	177
Other liabilities	382	15	397
Total liabilities	7,596	(43)	7,553
Shareholders' Equity
Retained earnings	6,786	28	6,814
Total equity	$5,292	$28	$5,320
4. Accounting Standards Issued and Not Yet Implemented
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform). The new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company will adopt ASU 2018-02 effective January 1, 2019. The Company does not expect the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this update intend to better align the Company risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require the Company to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Current U.S. GAAP provides for hedge accounting only for the portion of the hedge deemed to be highly effective and requires the Company to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the ineffective amount. The amendments in this update no longer require the Company to separately measure and report hedge ineffectiveness. The new standard is effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the date of adoption, the Company is required to apply a cumulative effect

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

adjustment relating to the separate measurement of ineffectiveness to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Company will adopt ASU 2017-12 effective January 1, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The Company will measure leases commencing after the adoption date based on the present value of the lease payments due over the lease term (as defined in ASU 2016-02), after applying the separation and allocation guidance of the new standard. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In the adoption year, the Company will be required to (i) measure and recognize its existing leases based on the present value of the remaining minimum lease payments, as defined in existing guidance on accounting for leases, and (ii) restate each prior reporting period presented. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and disclosures related to leasing activities. The Company plans to adopt ASU 2016-02 effective January 1, 2019. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company's operating leases at December 31, 2017.
Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
5. Acquisitions, Divestitures and Discontinued Operations
Business Acquisitions
The Company continually evaluates potential acquisitions that either strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into new product lines or adjacent markets. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.
The final purchase price for the 2017 acquisitions of Kigre, Inc. (Kigre), Escola De Aviacao Aerocondor, S.A. (G-Air) and Adaptive Methods, Inc. (Adaptive Methods) have been finalized as of the first quarter of 2018. The final purchase price for Doss Aviation, Inc. (Doss Aviation) is subject to customary adjustments for final working capital. The final purchase price allocations, which are expected to be completed in the second quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.
See Note 3 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s 2017 business acquisitions.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Unaudited Pro Forma Statements of Operations Data
The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2017, assuming that the business acquisitions completed during 2017 had occurred on January 1, 2016. The unaudited pro forma Statement of Operations data below includes adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2017 acquisitions had occurred on January 1, 2016.

First Quarter Ended
March 31, 2017
(in millions, except per share data)
Pro forma net sales	$2,345
Pro forma income from continuing operations attributable to L3	$153
Pro forma net income attributable to L3	$164
Pro forma diluted earnings per share from continuing operations	$1.93
Pro forma diluted earnings per share	$2.07
The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.
Investments in Nonconsolidated Affiliates
Peak Nano Optics, LLC (Peak Nano). On February 6, 2018, the Company acquired a 25% interest in Peak Nano Optics, LLC, for a purchase price of $20 million. Peak Nano, a nanotechnology company, which allows for the design and manufacturing of polymer lenses for military, sporting and commercial optics applications using its nanolayer gradient refractive index (GRIN) technology. The purchase price is subject to a contingent payment of $30 million based upon Peak Nano meeting certain development milestones on or before August 5, 2018. The Company determined Peak Nano is a VIE as it did not have sufficient equity at risk to finance its activities. The Company, however, is not the primary beneficiary because it does not have the power to direct the activities that are most significant to the economic performance of Peak Nano. Accordingly, Peak Nano is accounted for under the equity method of accounting.
As of the acquisition date, the carrying amount of the investment was greater than the Company's equity in the underlying assets of Peak Nano due primarily to the difference in the carrying amount of the indefinite-lived amortizable intangible assets including goodwill and IPR&D. The basis difference attributable to goodwill and IPR&D is $11 million and $13 million, respectively.
Business Divestitures
2018 Divestitures
On May 1, 2018, the Company announced that it entered into a definitive agreement to sell its Vertex Aerospace, Crestview Aerospace and TCS businesses. The Company expects to complete the transaction in the summer of 2018, subject to customary closing conditions and regulatory approvals and record a gain on the sale of these businesses upon closing.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

2017 Divestitures
During the quarterly period ended March 31, 2017, the Company completed the sales of the CTC Aviation Jet Services Limited (Aviation Jet Services) business, the L3 Coleman Aerospace (Coleman) business and the Display Product Line. The table below presents pre-tax (loss) gain recognized, the proceeds received and net sales included in continuing operations from these divestitures.

	First Quarter Ended March 31, 2017
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
Net sales and income before income taxes for Aviation Jet Services, Coleman and the Display Product Line, included in L3’s consolidated statements of operations, are presented in the table below on an aggregate basis and are included in income from continuing operations for all periods presented.

First Quarter Ended
March 31, 2017
(in millions)
Net sales	$10
Income before income taxes	$2
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) L3 consolidated total net assets and (2) L3 consolidated total debt.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net sales	$371	$352
Operating costs and expenses	(349)	(335)
Operating income from discontinued operations	22	17
Interest expense allocated to discontinued operations	(1)	—
Income from discontinued operations before income taxes	21	17
Income tax expense	(5)	(6)
Income from discontinued operations, net of income taxes	$16	$11
The major classes of assets and liabilities included in discontinued operations related to Vertex Aerospace are presented in the table below. These balances have been classified as current as the sale is expected to be completed within one year and the proceeds are not expected to be used to pay down long-term debt.

	March 30, 2018	December 31, 2017
	(in millions)
Assets
Current assets	$265	$284
Property, plant and equipment, net	14	13
Other intangible assets	7	7
Other assets	1	2
Total assets of discontinued operations	$287	$306

Liabilities
Accounts payable, trade	$50	$63
Other current liabilities	70	131
Current liabilities	120	194
Long-term liabilities	34	32
Total liabilities of discontinued operations	$154	$226

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Assets Held for Sale
Aerostructures. The Aerostructures business is classified as held for sale. Aerostructures, which is within the Company’s Aerospace Segment, primarily provides aircraft fabrication and assembly of fixed and rotary wing aero structures as well as avionics hardware and software systems to address mission critical needs. The major classes of assets and liabilities included as held for sale related to Aerostructures are presented in the table below.

	March 30, 2018	December 31, 2017
	(in millions)
Assets
Billed receivables	$13	$14
Contract assets	33	—
Contracts in process	—	33
Prepaid expenses and other current assets	4	—
Total current assets	50	47
Property, plant and equipment, net	32	34
Goodwill	52	52
Identifiable intangible assets	2	2
Total assets classified as held for sale	$136	$135

Liabilities
Accounts payable, trade	$7	$3
Accrued employment costs	1	2
Accrued expenses	2	3
Other current liabilities	5	5
Total current liabilities	15	13
Deferred income taxes	4	4
Total liabilities classified as held for sale	$19	$17
6. Contract Assets and Contract Liabilities
Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue, and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company's consolidated balance sheets (see Note 10).
The table below presents the components of net contract assets (liabilities).

	March 30, 2018	January 1, 2018
	(in millions)
Contract assets	$1,499	$1,349
Contract liabilities — current	(607)	(565)
Contract liabilities — non-current	(30)	(28)
Net contract assets (liabilities)	$862	$756
Net contract assets (liabilities) increased from January 1, 2018 to March 30, 2018, primarily due to sales exceeding billings due to contractual billing terms on U.S. Government contracts related to Advanced Communications, Mission Integration, Link Training & Simulation and Space & Power Systems, partially offset by a decrease for Security & Detection Systems primarily

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

due to higher billings related to product shipments. Contract assets increased by $150 million primarily due to the same factors as discussed above, in addition to sales exceeding billings due to contractual billings terms on U.S. Government contracts related to Mission Integration. Contract liabilities increased by $44 million primarily due to advances received by Mission Integration for aircraft procurements related to U.S. and foreign government contracts during the quarterly period ended March 30, 2018.
The Company did not recognize any impairment losses on contract assets during the quarterly period ended March 30, 2018.
For the quarterly period ended March 30, 2018, the Company recognized sales of $243 million related to its contract liabilities at January 1, 2018.
The components of contract assets are presented in the table below.

	March 30, 2018	January 1, 2018
	(in millions)
Unbilled contract receivables, gross	$2,481	$2,232
Unliquidated progress payments and advances	(982)	(883)
Total contract assets	$1,499	$1,349
7. Contracts in Process
The components of contracts in process are presented in the table below.

December 31, 2017
(in millions)
Unbilled contract receivables, gross	$1,874
Unliquidated progress payments	(761)
Unbilled contract receivables, net	1,113
Inventoried contract costs, gross	891
Unliquidated progress payments	(71)
Inventoried contract costs, net	820
Total contracts in process	$1,933
The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to operating costs and expenses by the Company’s U.S. Government contractor businesses for the quarter ended March 31, 2017.

First Quarter Ended
March 31, 2017
(in millions)
Amounts included in inventoried contract costs at beginning of the period	$173
Contract costs incurred:
IRAD and B&P	76
Other G&A	200
Total	276
Amounts charged to operating costs and expenses	(272)
Amounts included in inventoried contract costs at end of the period	$177

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

8. Inventories
Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value. The Company's inventories at December 31, 2017 were comprised primarily of amounts related to standard products. In addition, the Company classified inventories related to contracts for complex aerospace and electronic equipment and engineering and technical services according to the customers' specifications as inventoried contract costs, which was a component of contracts in process on the consolidated balance sheet at December 31, 2017. See Note 7 for additional information. In accordance with ASC 606, all inventories that customers do not currently control are classified within inventories on the Company's consolidated balance sheet at March 30, 2018, without regard to whether the goods promised to the customer are standard or customized.

	March 30, 2018	December 31, 2017
	(in millions)
Raw materials, components and sub-assemblies	$349	$184
Work in process	457	98
Finished goods	188	107
Total	$994	$389
Inventories at March 30, 2018 included G&A costs of $62 million. G&A costs incurred and recorded in inventories totaled $310 million during the quarter ended March 30, 2018, and G&A costs charged to cost of sales from inventories totaled $302 million during the quarter ended March 30, 2018. See Note 7 for information on G&A costs included in contracts in process for the quarter ended March 31, 2017.
9. Goodwill and Identifiable Intangible Assets
Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Goodwill	$2,856	$1,146	$1,058	$1,659	$6,719
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
December 31, 2017	2,813	1,146	1,023	1,633	6,615
Foreign currency translation adjustments	14	(2)	—	5	17
March 30, 2018	2,827	1,144	1,023	1,638	6,632
Goodwill	2,870	1,144	1,058	1,664	6,736
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
	$2,827	$1,144	$1,023	$1,638	$6,632
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

		March 30, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	14	$393	$263	$130	$393	$257	$136
Technology	10	189	116	73	189	114	75
Other	15	29	14	15	29	14	15
Total subject to amortization		611	393	218	611	385	226
IPR&D	indefinite	66	—	66	66	—	66
Total		$677	$393	$284	$677	$385	$292
The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Amortization expense	$11	$10
Based on gross carrying amounts at March 30, 2018, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2018 through 2022 is presented in the table below.

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$44	$39	$31	$25	$21
10. Other Current Liabilities and Other Liabilities
The table below presents the components of other current liabilities.

	March 30, 2018	December 31, 2017
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$75	$69
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	49	63
Accrued interest	46	43
Estimated contingent purchase price payable for acquired businesses and other investments (see Note 16)	15	11
Deferred revenues	—	38
Other	134	143
Total other current liabilities	$319	$367

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the components of other liabilities.

	March 30, 2018	December 31, 2017
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 12)	$159	$164
Deferred compensation	53	49
Contract liabilities (see Note 6)	30	—
Accrued product warranty costs	25	30
Accrued workers’ compensation	24	23
Estimated contingent purchase price payable for acquired businesses (see Note 16)	19	20
Notes payable and capital lease obligations	18	16
Deferred revenues	—	19
Other	69	77
Total other liabilities	$397	$398
The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Accrued product warranty costs:
Balance at January 1	$99	$109
Acquisitions during the period	—	3
Accruals for product warranties issued during the period	14	16
Changes to accruals for product warranties existing before January 1	1	—
Settlements made during the period	(14)	(12)
Balance at end of period	$100	$116
11. Debt
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	March 30, 2018	December 31, 2017
	(in millions)
Borrowings under Revolving Credit Facility (1)	$—	$—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
Principal amount of long-term debt	3,350	3,350
Unamortized discounts	(6)	(7)
Deferred debt issue costs	(13)	(13)
Carrying amount of long-term debt	$3,331	$3,330
__________________

(1)
During the quarterly period ended March 30, 2018, L3’s aggregate borrowings and repayments under the Credit Facility were $207 million. At March 30, 2018, L3 had the full availability of its $1 billion Credit Facility.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

12. Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At March 30, 2018, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2012 through 2016 were open. The U.S. Internal Revenue Service (IRS) is auditing the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company cannot predict the outcome of the audits at this time.
The U.S. Government enacted the U.S. Tax Reform on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system, and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, the Company recorded an estimated tax benefit (Preliminary Net Tax Benefit) from U.S. Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The Company did not record any change to the Preliminary Net Tax Benefit on the unaudited condensed consolidated financial statements for the quarterly period ended March 30, 2018. The Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates the Company has utilized to calculate the tax benefit. The Company expects to finalize the tax benefit from U.S. Tax Reform with the filing of its tax return and at that time will record the difference between the final benefit and the Preliminary Net Tax Benefit previously recorded, if any, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Additionally, the Company is still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
The effective income tax rate for the quarterly period ended March 30, 2018 decreased to 11.1% from 21.1% for the quarterly period ended March 31, 2017. The decrease was primarily driven by an increase in tax benefits from equity compensation and the reduction of the U.S. corporate income tax rate enacted under U.S. Tax Reform.
At March 30, 2018, the Company anticipates that unrecognized tax benefits will decrease by approximately $6 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.
Current and non-current income taxes payable include accrued potential interest of $15 million ($12 million after income taxes) at March 30, 2018 and $15 million ($11 million after income taxes) at December 31, 2017, and potential penalties of $8 million at March 30, 2018 and December 31, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

13. Accumulated Other Comprehensive (Loss) Income (AOCI)
The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2017	$(54)	$9	$(646)	$(691)
Other comprehensive income before reclassifications, net of tax	33	—	—	33
Amounts reclassified from AOCI, net of tax	—	(1)	14	13
Net current period other comprehensive income (loss)	33	(1)	14	46
Balance at March 30, 2018	$(21)	$8	$(632)	$(645)

Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	19	—	—	19
Amounts reclassified from AOCI, net of tax	—	—	9	9
Net current period other comprehensive income	19	—	9	28
Balance at March 31, 2017	$(159)	$6	$(545)	$(698)
Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI (a)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About AOCI Components	March 30, 2018	March 31, 2017
	(in millions)
Gain on hedging instruments	$1	$—	Income from continuing operations before income taxes
	$1	$—	Income from continuing operations

Amortization of defined benefit pension and postretirement items:
Net loss (b)	$(18)	$(15)	Income from continuing operations before income taxes
	4	6	Provision for income taxes
	$(14)	$(9)	Income from continuing operations
Total reclassification for the period	$(13)	$(9)	Income from continuing operations
__________________

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 20 for additional information).
14. Equity
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 581,229 shares of its common stock at an average price of $203.93 per share for an aggregate amount of $119 million from January 1, 2018 through March 30, 2018. All share repurchases of L3’s common stock have been recorded as treasury shares.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

From March 31, 2018 through April 27, 2018, L3 repurchased 116,581 shares of its common stock at an average price of $208.71 per share for an aggregate amount of approximately $24 million.
On February 12, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, paid on March 15, 2018 to shareholders of record at the close of business on March 1, 2018. During the quarterly period ended March 30, 2018, the Company paid $65 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.
15. L3’s Earnings Per Share
A reconciliation of basic and diluted Earnings Per Share (EPS) is presented in the table below.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions, except per share data)
Reconciliation of net income:
Net income	$208	$168
Net income from continuing operations attributable to noncontrolling interests	(5)	(4)
Net income attributable to L3’s common shareholders	$203	$164
Earnings attributable to L3’s common shareholders:
Continuing operations	$187	$153
Discontinued operations, net of income tax	16	11
Net income attributable to L3’s common shareholders	$203	$164
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.2	77.7
Basic earnings per share:
Continuing operations	$2.40	$1.97
Discontinued operations, net of income tax	0.20	0.14
Net income	$2.60	$2.11
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.2	77.7
Effect of dilutive securities	1.7	1.6
Common and potential common shares	79.9	79.3
Diluted earnings per share:
Continuing operations	$2.34	$1.93
Discontinued operations, net of income tax	0.20	0.14
Net income	$2.54	$2.07
The computation of diluted EPS excludes 0.3 million shares for each of the quarterly periods ended March 30, 2018 and March 31, 2017, for share-based payment awards as they were anti-dilutive.

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

	March 30, 2018			December 31, 2017
Description	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in millions)
Assets
Cash equivalents	$12	$—	$—	$310	$—	$—
Derivatives (foreign currency forward contracts)	—	11	—	—	11	—
Total assets	$12	$11	$—	$310	$11	$—
Liabilities
Derivatives (foreign currency forward contracts)	$—	$4	$—	$—	$1	$—
Contingent consideration	—	—	34	—	—	31
Total liabilities	$—	$4	$34	$—	$1	$31
__________________

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
The contingent consideration liabilities represent the future potential earn-out payments relating to the MacH and Open Water Power acquisitions and achieving certain milestones related to the Peak Nano investment. The fair value of the MacH contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration include: (i) projected revenues of the MacH acquired business, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within operating costs and expenses in the unaudited condensed consolidated statements of operations.
The Peak Nano contingent consideration liability was recorded at fair value on the acquisition date based on a probability assessment of the likelihood of achieving certain development milestones on or before August 5, 2018. The fair value of the contingent consideration liability is reassessed quarterly and changes are reflected within interest and other income, net, in the unaudited condensed consolidated statements of operations.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes to contingent consideration obligations during the quarterly period ended March 30, 2018.

March 30, 2018
(in millions)
Balance at beginning of period	$31
Acquisitions and investments	6
Changes in fair value of contingent consideration, net	(3)
Balance at end of period	$34
17. Financial Instruments
At March 30, 2018 and December 31, 2017, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes (1)	$3,331	$3,429	$3,330	$3,502
Foreign currency forward contracts (2)	$7	$7	$10	$10
__________________

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)
The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 18 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

18. Derivative Financial Instruments
The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, as well as the Peak Nano contingent consideration liability. See Note 16 for further information on the contingent consideration liability.
Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the U.S. dollar, the Canadian dollar, the Euro, the British pound, the United Arab Emirates dirham and the New Zealand dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 30, 2018.

Currency	Notional Amounts
(in millions)
U.S. dollar	$188
Canadian dollar	166
Euro	94
British pound	13
United Arab Emirates dirham	13
New Zealand dollar	12
Total	$486
At March 30, 2018, the Company’s foreign currency forward contracts had maturities through 2023.
The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 30, 2018				December 31, 2017
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts (1)	$10	$1	$3	$1	$11	$—	$1	$—
Derivatives not designated as hedging instruments:
Contingent consideration (2)	—	—	6	—	—	—	—	—
Total derivative instruments	$10	$1	$9	$1	$11	$—	$1	$—
__________________

(1)	See Note 16 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)	See Note 16 for additional information on Peak Nano contingent consideration liability.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations was a pre-tax gain of $1 million for the quarterly period ended March 30, 2018. At March 30, 2018, the estimated net amount of existing gains that are expected to be reclassified into income within the next 12 months was $3 million.
19. Commitments and Contingencies
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
Litigation Matters
The Company is also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including the matter specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.
In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 10. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 30, 2018, the Company recorded approximately $2 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in the matter set forth below, unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in such matter. With respect to any litigation matter below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that any of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

20. Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Components of net periodic benefit cost:
Service cost	$26	$25	$—	$1
Interest cost	36	35	1	1
Expected return on plan assets	(56)	(49)	(1)	(1)
Amortization of net loss (gains)	19	16	(1)	(1)
Net periodic benefit cost	$25	$27	$(1)	$—
The components of net periodic benefit cost other than the service cost component are included in interest and other income, net, in the unaudited condensed consolidated statements of operations. Service cost is included in operating costs and expenses in the unaudited condensed consolidated statements of operations.
Contributions. The Company contributed cash of $3 million to its pension plans and $1 million to its other postretirement benefit plans during the quarterly period ended March 30, 2018. The Company expects to contribute an additional $97 million to its pension plans and $9 million to its other postretirement benefit plans during the remainder of 2018.
21. Stock-Based Compensation
During the quarterly period ended March 30, 2018, the Company granted stock-based awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the quarterly period ended March 30, 2018 are further discussed below.
Stock Options. The Company granted 195,769 stock options with a weighted average exercise price of $210.98 per option, which was equal to the closing price of L3’s common stock on the date of grant. Options expire 10 years after the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $38.05 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented below.

Expected holding period (in years)	5.2
Expected volatility	19.8%
Expected dividend yield	1.8%
Risk-free interest rate	2.7%
Restricted Stock Units. The Company granted 238,298 restricted stock units with a weighted average grant date fair value of $210.98 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the quarterly period ended March 30, 2018, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Performance Units. The Company granted 20,885 performance units with a weighted average grant date fair value per unit of $210.98. The final payout for these units is based on the achievement of pre-determined EPS goals established by the Compensation Committee of the Company’s Board of Directors for the three-year period ending December 31, 2020. Units earned can range from zero to 200% of the original number of units awarded, which are converted into shares of L3’s common stock.
22. Supplemental Cash Flow Information

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Interest paid	$37	$37
Income tax payments	$21	$20
Income tax refunds	$2	$5
23. Segment Information
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
The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net Sales:
Electronic Systems	$802	$760
Aerospace Systems	699	701
Communication Systems	499	543
Sensor Systems	412	354
Elimination of intercompany sales	(41)	(37)
Consolidated total	$2,371	$2,321
Operating Income:
Electronic Systems	$108	$90
Aerospace Systems	57	56
Communication Systems	37	42
Sensor Systems	49	49
Consolidated total	$251	$237
Depreciation and amortization:
Electronic Systems	$19	$18
Aerospace Systems	12	11
Communication Systems	13	12
Sensor Systems	12	11
Consolidated total	$56	$52

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	March 30, 2018	December 31, 2017
	(in millions)
Total Assets:
Electronic Systems	$4,966	$4,796
Aerospace Systems	2,163	2,014
Communication Systems	2,128	2,063
Sensor Systems	2,814	2,706
Corporate	379	709
Assets held for sale	136	135
Assets of discontinued operations	287	306
Consolidated total	$12,873	$12,729
Disaggregation of Total Net Sales. The Company disaggregates its sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of its segments, as the Company believes these factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows.
Sales by End Customer. Direct sales to the end customer represented approximately 65% of the Company’s consolidated sales for the quarterly period ended March 30, 2018 and indirect sales as a subcontractor or supplier represented the remaining 35%. The table below presents total net sales disaggregated by end customer.

	First Quarter Ended March 30, 2018
End Customer	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Total DoD	$417	$568	$371	$206	$1,562
Other U.S. Government	39	5	24	25	93
Total U.S. Government	456	573	395	231	1,655
Foreign governments (1)	68	103	34	126	331
Commercial — foreign	167	8	21	21	217
Commercial — domestic	94	2	43	29	168
Total	$785	$686	$493	$407	$2,371
__________________

(1)	Includes sales under foreign military sales agreements, which are made directly between the U.S. Government and foreign governments.
Sales by Contract Type. Generally, the sales price arrangements for the Company’s contracts are either fixed-price, cost-plus or time-and-material type. Fixed-price type contracts generally offer higher profit margin potential than cost-plus type or time-and-material type contracts due to the greater levels of risk assumed on a fixed-price type contract.
On a fixed-price type contract, the Company agrees to perform the contractual statement of work for a predetermined sales price. On a cost-plus type contract, the Company is paid its allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by the customer. Cost-plus type contracts with award and incentive fee provisions are the Company’s primary variable contract fee arrangement. On a time-and-material type contract, the Company is paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Substantially all of the Company’s cost-plus type contracts and time-and-material type contracts are with U.S. Government customers, while sales to foreign government and commercial customers are generally transacted under fixed-price sales arrangements and are included in the Company’s fixed-price contract type sales. The table below presents total net sales disaggregated by contract type.

	First Quarter Ended March 30, 2018
Contract Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Fixed-price(1)	$664	$366	$329	$333	$1,692
Cost-plus(2)	108	269	148	71	596
Time-and-material	13	51	16	3	83
Total sales	$785	$686	$493	$407	$2,371
__________________

(1)	Includes fixed-price incentive fee type contracts, which contributed approximately 2% to the Company's total net sales.

(2)	Includes cost-plus award and incentive fee type contracts, which contributed approximately 4% to the Company's total net sales.
Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by the Company at the performance obligation level.

	First Quarter Ended March 30, 2018
Sales by Deliverable Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Products	$560	$372	$364	$350	$1,646
Services	225	314	129	57	725
Total sales	$785	$686	$493	$407	$2,371
Revenue Recognition Method: The table below presents total net sales disaggregated based on the revenue recognition method applied.

	First Quarter Ended March 30, 2018
Revenue Recognition Method	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Cost to cost method	$533	$666	$390	$213	$1,802
Point in time	194	2	77	159	432
Output method	51	—	7	16	74
Billing method	7	18	19	19	63
Total sales	$785	$686	$493	$407	$2,371

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

24. Severance and Restructuring Related Costs
Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $8 million of severance and restructuring related costs, with respect to approximately 200 employees during the quarterly period ended March 30, 2018. During the year ended December 31, 2017, the Company recorded a total of $101 million of severance and restructuring related costs with respect to approximately 1,500 employees. Severance and restructuring related costs are reported within operating costs and expenses on the unaudited condensed consolidated statements of operations. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Reportable Segment
Electronic Systems	$2	$3
Aerospace Systems	1	—
Communication Systems	5	9
Sensor Systems	—	2
Consolidated	$8	$14
The Company had severance and restructuring related liabilities of $14 million and $23 million included in other current liabilities on the Company’s balance sheets at March 30, 2018 and December 31, 2017, respectively. The remaining liability balance at March 30, 2018 is expected to be paid primarily by the end of 2018. The table below presents the change to the Company’s severance and restructuring related liability during the quarterly period ended March 30, 2018.

March 30, 2018
(in millions)
Balance at beginning of period	$23
Additional provisions	8
Cash payments	(17)
Balance at end of period	$14
25. Condensed Combining Financial Information of L3 and Its Subsidiaries
The debt of L3, including the Senior Notes and borrowings under amounts drawn against the Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the Guarantor Subsidiaries). See Note 9 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the Non-Guarantor Subsidiaries) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.
Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L3 or (2) upon the determination that such guarantor is no longer a “domestic subsidiary.” In addition, the guarantees of the Senior Notes will be automatically and unconditionally released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale of all of the capital stock of such guarantor. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L3.

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

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Balance Sheets:
At March 30, 2018
Current assets:
Cash and cash equivalents	$158	$19	$215	$(18)	$374
Billed receivables, net	230	301	267	—	798
Contract assets	574	740	185	—	1,499
Inventories	428	348	218	—	994
Prepaid expenses and other current assets	160	160	72	—	392
Assets held for sale	—	136	—	—	136
Assets of discontinued operations	—	287	—	—	287
Total current assets	1,550	1,991	957	(18)	4,480
Goodwill	2,269	2,827	1,536	—	6,632
Other assets	699	713	349	—	1,761
Investment in and amounts due from consolidated subsidiaries	5,844	4,425	—	(10,269)	—
Total assets	$10,362	$9,956	$2,842	$(10,287)	$12,873
Current liabilities	$796	$817	$567	$(18)	$2,162
Liabilities held for sale	—	19	—	—	19
Liabilities of discontinued operations	—	154	—	—	154
Amounts due to consolidated subsidiaries	—	—	395	(395)	—
Other long-term liabilities	982	759	146	—	1,887
Long-term debt	3,331	—	—	—	3,331
Total liabilities	5,109	1,749	1,108	(413)	7,553
L3 shareholders’ equity	5,253	8,207	1,734	(9,941)	5,253
Noncontrolling interests	—	—	—	67	67
Total equity	5,253	8,207	1,734	(9,874)	5,320
Total liabilities and equity	$10,362	$9,956	$2,842	$(10,287)	$12,873

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2017
Current assets:
Cash and cash equivalents	$432	$14	$287	$(71)	$662
Billed receivables, net	266	232	225	—	723
Contracts in process	706	891	336	—	1,933
Prepaid expenses and other current assets	330	231	128	—	689
Assets held for sale	—	118	17	—	135
Assets of discontinued operations	—	306	—	—	306
Total current assets	1,734	1,792	993	(71)	4,448
Goodwill	2,269	2,635	1,711	—	6,615
Other assets	658	556	452	—	1,666
Investment in and amounts due from consolidated subsidiaries	5,572	5,287	—	(10,859)	—
Total assets	$10,233	$10,270	$3,156	$(10,930)	$12,729
Current liabilities	$811	$800	$596	$(71)	$2,136
Liabilities held for sale	—	16	1	—	17
Liabilities of discontinued operations	—	226	—	—	226
Amounts due to consolidated subsidiaries	—	—	348	(348)	—
Other long-term liabilities	1,009	714	146	—	1,869
Long-term debt	3,330	—	—	—	3,330
Total liabilities	5,150	1,756	1,091	(419)	7,578
L3 shareholders’ equity	5,083	8,514	2,065	(10,579)	5,083
Noncontrolling interests	—	—	—	68	68
Total equity	5,083	8,514	2,065	(10,511)	5,151
Total liabilities and equity	$10,233	$10,270	$3,156	$(10,930)	$12,729

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 30, 2018:
Total net sales	$807	$1,239	$422	$(97)	$2,371
Total operating costs and expenses	(722)	(1,155)	(340)	97	(2,120)
Operating income	85	84	82	—	251
Interest expense	(41)	—	—	—	(41)
Interest and other income, net	5	—	1	—	6
Income from continuing operations before income taxes	49	84	83	—	216
Provision for income taxes	(6)	(9)	(9)	—	(24)
Equity in net income of consolidated subsidiaries	160	—	—	(160)	—
Income from continuing operations	203	75	74	(160)	192
Income from discontinued operations, net of income taxes	—	16	—	—	16
Net income	203	91	74	(160)	208
Net income attributable to noncontrolling interests	—	—	—	(5)	(5)
Net income attributable to L3	$203	$91	$74	$(165)	$203
Comprehensive income attributable to L3	$249	$92	$107	$(199)	$249

For the quarter ended March 31, 2017:
Total net sales	$850	$1,176	$373	$(78)	$2,321
Total operating costs and expenses	(772)	(1,077)	(313)	78	(2,084)
Operating income	78	99	60	—	237
Interest expense	(42)	—	—	—	(42)
Interest and other income, net	3	—	1	—	4
Income from continuing operations before income taxes	39	99	61	—	199
Provision for income taxes	(8)	(21)	(13)	—	(42)
Equity in net income of consolidated subsidiaries	133	—	—	(133)	—
Income from continuing operations	164	78	48	(133)	157
Income from discontinued operations, net of income taxes	—	11	—	—	11
Net income	164	89	48	(133)	168
Net income attributable to noncontrolling interests	—	—	—	(4)	(4)
Net income attributable to L3	$164	$89	$48	$(137)	$164
Comprehensive income attributable to L3	$192	$89	$68	$(157)	$192

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the quarterly period ended March 30, 2018:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$198	$(204)	$(24)	$(5)	$(35)
Investing activities:
Other investing activities	(62)	(17)	(4)	—	(83)
Net cash used in investing activities from continuing operations	(62)	(17)	(4)	—	(83)
Financing activities:
Common stock repurchased	(119)	—	—	—	(119)
Dividends paid	(65)	—	—	—	(65)
Other financing activities	(226)	256	(50)	58	38
Net cash (used in) from financing activities from continuing operations	(410)	256	(50)	58	(146)
Effect of foreign currency exchange rate changes on cash	—	—	6	—	6
Net decrease in cash and cash equivalents of discontinued operations	—	(30)	—	—	(30)
Net (decrease) increase in cash	(274)	5	(72)	53	(288)
Cash and cash equivalents, beginning of the period	432	14	287	(71)	662
Cash and cash equivalents, end of the period	$158	$19	$215	$(18)	$374

For the quarterly period ended March 31, 2017:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$131	$(71)	$67	$(41)	$86
Investing activities:
Business acquisitions, net of cash acquired	(139)	—	—	—	(139)
Proceeds from sale of businesses, net of closing date cash balances	15	—	1	—	16
Other investing activities	(16)	(16)	(3)	—	(35)
Net cash used in investing activities from continuing operations	(140)	(16)	(2)	—	(158)
Financing activities:
Dividends paid	(61)	—	—	—	(61)
Other financing activities	(164)	89	(80)	153	(2)
Net cash (used in) from financing activities from continuing operations	(225)	89	(80)	153	(63)
Effect of foreign currency exchange rate changes on cash	—	—	4	—	4
Net decrease in cash and cash equivalents of discontinued operations	—	(2)	—	—	(2)
Net decrease in cash	(234)	—	(11)	112	(133)
Cash and cash equivalents, beginning of the period	291	1	207	(136)	363
Cash and cash equivalents, end of the period	$57	$1	$196	$(24)	$230

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overview and Outlook
L3’s Business
L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers.
We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as, aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Link Training & Simulation, Power & Propulsion Systems, Commercial Aviation Solutions, Precision Engagement Systems and Security & Detection Systems.
Aerospace Systems provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Aerospace Systems sells these products and services primarily to the DoD and select foreign governments. The Aerospace Systems business areas are Mission Integration, MAS, Aerostructures and Advanced Systems.
Communication Systems provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Communication Systems sells these products and services primarily to the DoD and select foreign governments. The Communications Systems business areas are Broadband Communication Systems, Space & Power Systems and Advanced Communications.
Sensor Systems provides a broad range of multi-domain ISR mission solutions from seabed to space for DoD, intelligence community, international, federal, civil and commercial customers. Major capabilities and mission solutions include networked warfighter systems, integrated ISR and targeting systems, space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, integrated maritime mission solutions, directed energy, cyber and electronic warfare, special mission command & control, lightweight unmanned undersea vehicles, modeling & simulation and life cycle support. Sensor Systems sells these products and services primarily to the DoD and select foreign governments. The Sensor Systems business areas are Space & Sensor Systems, Airborne Sensor Systems, Warrior Sensor Systems, Maritime Sensor Systems, Intelligence & Mission Systems and Advanced Programs.
Financial information with respect to our segments is included in Results of Operations within this section, Note 23 to our unaudited condensed consolidated financial statements and Note 21 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as ASC 606), effective January 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the quarter ended March 30, 2018 (2018 First Quarter) is presented under ASC 606, while the quarter ended March 31, 2017 (2017 First Quarter) is presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. The cumulative effect of the change in accounting for periods prior to January 1, 2018 was recognized through retained earnings at the date of adoption.
On October 16, 2017, our Board of Directors approved a plan to explore strategic alternatives to sell or otherwise divest the Vertex Aerospace business. On May 1, 2018, we announced that we entered into a definitive agreement to sell the Vertex Aerospace, Crestview Aerospace and TCS businesses. We expect to complete the transaction in the summer of 2018, subject to customary closing conditions and regulatory approvals and record a gain on the sale of these businesses upon closing. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.
All references made to financial data in this Quarterly Report on Form 10-Q are to L3’s continuing operations, unless specifically noted.
For the year ended December 31, 2017, we generated sales of $9,573 million and our primary end customer was the DoD. The table below presents a summary of our consolidated 2017 sales by major category of end customer and the percent contributed by each to our consolidated 2017 sales.

	2017 Sales	% of 2017 Sales
	(in millions)
DoD	$6,329	66%
Other U.S. Government	368	4
Total U.S. Government	6,697	70
Foreign governments	1,420	15
Commercial — foreign	809	8
Commercial — domestic	647	7
Total sales	$9,573	100%
We currently expect the composition of our 2018 consolidated sales to the U.S. Government and to international and commercial customers to remain approximately the same as compared to 2017.
Business Environment
U.S. Government Markets. Sales to U.S. Government customers represented 70% of our 2017 sales and were primarily to DoD customers, which comprised 66% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.
The total DoD budget for FY 2016 was $581 billion, an increase of 4% compared to FY 2015. The increase was due to a higher base budget of $522 billion, representing an increase of $25 billion compared to FY 2015. The FY 2016 Overseas Contingency Operations (OCO) budget declined slightly to $59 billion compared to $63 billion for FY 2015. The total DoD budget for FY 2017 was $606 billion ($523 billion base budget, $83 billion OCO), an increase of 4% compared to the appropriated FY 2016 DoD budget.
Because the FY 2018 DoD Appropriations bill was not enacted into law prior to start of fiscal year 2018 (October 1, 2017), the DoD’s FY 2018 funding was addressed through a series of Continuing Resolutions (CR). However, on February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (BBA), a bipartisan two-year budget and debt ceiling agreement that provides a level of stability in the U.S. Government budget process over the next two fiscal years (FYs 2018 and 2019). The BBA included a short-term CR extension to March 23, 2018, to allow for completion of the FY 2018 appropriations process (including enactment of the FY 2018 DoD Appropriations bill). On March 23, 2018, Congress passed and President Trump signed into law the Consolidated Appropriations Act, 2018 (2018 Appropriations Act), a $1.3 trillion spending package that funds the government through September 30, 2018. The 2018 Appropriations Act includes $665 billion for the DoD ($599 billion base budget, $66 billion OCO). While 2018 BBA does raise the spending caps for FY 2018 and FY 2019 previously constrained by the Budget Control Act of 2011 (BCA) and temporarily suspends the statutory debt ceiling through March 1, 2019, it does not modify the BCA’s spending caps or sequestration mechanism beyond FY 2019.

On February 12, 2018, the Trump Administration submitted its FY 2019 DoD budget request to Congress. The total FY 2019 DoD budget request is $686 billion ($617 billion base budget, $69 billion OCO), a requested increase of 3% compared to the appropriated FY 2018 DoD budget. Congress is currently in the process of reviewing the President’s budget request for FY 2019 with a target for enactment by the end of the government’s current fiscal year (September 30, 2018).
While the BBA and 2018 Appropriations Act provide a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts after FY 2019 and, therefore, future DoD budgets and spending levels are difficult to predict. Although, uncertainty exists, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
International and Commercial Markets. Sales to end customers other than the U.S. Government represented 30% of our 2017 sales. These sales are generally affected by global economic conditions, geopolitical and security conditions and commodity prices, as well as our competitive success in winning new business and increasing our market share. We believe that L3 will benefit from a large addressable international market with sales directly to foreign allied governments and under foreign military sales agreements between the U.S. Government and foreign governments. Although our international sales are experiencing near-term softness, we believe the focus of our international markets in areas such as ISR, simulators, communication systems, night vision products and sensors systems will benefit L3 in the long term. We also believe that the commercial markets in which we participate, such as aviation products, security and screening, simulation and training, and RF microwave and power, have long term favorable fundamentals.
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

Sales Trends. For the 2018 First Quarter, consolidated net sales of $2,371 million increased by $50 million, or 2%, compared to the 2017 First Quarter. Organic sales increased by $39 million, or 2%, to $2,350 million for the 2018 First Quarter. Organic sales exclude $21 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. See “Results of Operations,” including segment results below for a further discussion of sales.
We derived approximately 66% of our 2017 sales from DoD customers; as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances and those with clearances of top-secret and above. We expect our 2018 consolidated and organic sales to increase by approximately 4% compared to 2017. We expect organic sales to the DoD and U.S. Government to increase by approximately 4% and organic international sales to decline by approximately 4% due to the completion of certain contracts with foreign governments. We expect organic commercial sales to increase by approximately 9% primarily for commercial aviation products.
Operating Income and Margin Trends. For the 2018 First Quarter, our operating income was $251 million, an increase of 6% from $237 million for the 2017 First Quarter. Our operating margin was 10.6% for the 2018 First Quarter, an increase of 40 basis points from 10.2% for the 2017 First Quarter. See “Results of Operations”, including segment results below, for a further discussion of operating margin. In addition, general and administrative expenses as a percentage of sales was 16.7% for the 2018 First Quarter, compared to 15.4% for the 2017 First Quarter. The increase is primarily due to $15 million of higher research and development cost primarily at Sensor Systems segment, $9 million for new product introduction expenses in newly acquired business and $5 million related to information technology investments, including Enterprise Resource Planning implementation costs.
Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement, will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, curtailing pension benefits for salaried employees, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Furthermore, as a U.S. Government contractor, we do not retain the benefit of all cost management actions, particularly on cost-plus type contracts or on contracts where we are the sole-source provider. Although we expect our 2018 annual operating margin to increase as compared to 2017, changes in the competitive environment and DoD procurement practices and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates, among other factors, could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to our operating margins on existing contracts and could reduce future operating margins.
Operating Cash Flow Trends. For the 2018 First Quarter, Operating Cash Flow used was $35 million compared to $86 million generated for the 2017 First Quarter. The decrease in Operating Cash Flow was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts.
U.S. Tax Reform
The U.S. Government enacted the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system, and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, we recorded an estimated tax benefit (Preliminary Net Tax Benefit) from U.S. Tax Reform in our consolidated financial statements for the year ended December 31, 2017. We did not record any change to the Preliminary Net Tax Benefit on the unaudited condensed consolidated financial statements for the 2018 First Quarter. The Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates we have utilized to calculate the tax benefit. We expect to finalize the tax benefit from U.S. Tax Reform with the filing of our tax return and at that time will record the difference between the final benefit and the Preliminary Net Tax Benefit previously recorded, if any, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Additionally, we are still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
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

The table below presents the statement of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net sales	$371	$352
Operating costs and expenses	(349)	(335)
Operating income from discontinued operations	22	17
Interest expense allocated to discontinued operations	(1)	—
Income from discontinued operations before income taxes	21	17
Income tax expense	(5)	(6)
Income from discontinued operations, net of income taxes	$16	$11
Business Acquisitions and Divestitures
Our Annual Report on Form 10-K summarizes the business acquisitions and divestitures that we completed during the three years ended December 31, 2017. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our acquisitions and divestitures.
Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.
Consolidated Results of Operations
The table below provides L3’s selected financial data, excluding discontinued operations, for the 2018 First Quarter compared with the 2017 First Quarter.

	First Quarter Ended
(in millions, except per share data)	March 30, 2018	March 31, 2017	Increase/ (decrease)
Net sales (1)	$2,371	$2,321	2%
Operating income (1)	$251	$237	6%
Operating margin	10.6%	10.2%	40	bpts
Interest expense and other	$(35)	$(38)	(8)%
Effective income tax rate	11.1%	21.1%	nm
Net income from continuing operations attributable to L3	$187	$153	22%
Diluted earnings per share from continuing operations	$2.34	$1.93	21%
Diluted weighted average common shares outstanding	79.9	79.3	1%
__________________

(1)      The adoption of ASC 606 accelerated sales by approximately $76 million and operating income by approximately $19 million primarily related to contracts previously accounted for under the units-of-delivery method, which are recognized earlier in the performance period as costs are incurred under ASC 606, as opposed to when the units are delivered under ASC 605. See Note 3 for additional information on the impact by segment.
nm - not meaningful

Net Sales: For the 2018 First Quarter, consolidated net sales of $2,371 million increased $50 million, or 2%, compared to the 2017 First Quarter. Organic sales increased by $39 million, or 2%, to $2,350 million for the 2018 First Quarter. Organic sales exclude $21 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. For the 2018 First Quarter, organic sales to the U.S. Government increased $18 million, or 1%, to $1,638 million and organic sales to international and commercial customers increased $21 million, or 3%, to $712 million.
Sales from products increased by $42 million to $1,646 million for the 2018 First Quarter, compared to $1,604 million for the 2017 First Quarter. Sales from products represented approximately 69% of consolidated net sales for the 2018 First Quarter and the 2017 First Quarter. Sales from products increased by: (1) $28 million for Precision Engagement Systems due to higher deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army, (2) $23 million for Space & Sensor Systems due to higher volume for space electronics and infrared detection products, (3) $21 million due to higher deliveries of airborne turret systems primarily to foreign militaries, (4) $12 million primarily for Intelligence & Mission Systems primarily due to higher deliveries of electronic warfare countermeasures products primarily to foreign militaries and (5) $9 million for Security & Detection Systems due to higher deliveries for airport screening devices to the U.S. Transportation Security Administration (TSA). These increases were offset by $51 million, primarily driven by lower production volume for Unmanned Aerial Vehicle (UAV) communication systems for the DoD.
    Sales from services increased by $8 million to $725 million for the 2018 First Quarter, compared to $717 million for the 2017 First Quarter. Sales from services represented approximately 31% of consolidated net sales for the 2018 First Quarter and the 2017 First Quarter. Sales from services increased primarily by: (1) $10 million due to business acquisitions, net of divestitures and (2) $6 million due to higher volume on new awards for simulation and training devices at Commercial Aviation Solutions. These increases were partially offset by $8 million primarily at Mission Integration driven by lower volume for training and delivery services to the Australian Defence Force for the C-27J aircrafts.
Operating income and operating margin: Operating income for the 2018 First Quarter increased by $14 million, or 6%, compared to the 2017 First Quarter. Operating margin increased by 40 basis points to 10.6% for the 2018 First Quarter, compared to 10.2% for the 2017 First Quarter. Operating margin increased 90 basis points due to improved contract performance primarily for the Electronic Systems and Aerospace Systems segments and 30 basis points due to lower severance and restructuring costs, primarily at Communication Systems. These increases were partially offset by 60 basis points primarily due to higher research and development costs and 20 basis points due to lower margins related to acquisitions primarily for the Sensor Systems segment. See the reportable segment results below for additional discussion of sales and operating margin trends.
Effective income tax rate: The effective tax rate for the 2018 First Quarter decreased to 11.1% from 21.1% for the 2017 First Quarter. The decrease was primarily driven by an increase in tax benefits from equity compensation and the reduction of the U.S. corporate income tax rate enacted under U.S. Tax Reform.
Net income from continuing operations attributable to L3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L3 for the 2018 First Quarter increased 22% to $187 million, compared to $153 million for the 2017 First Quarter. Diluted EPS from continuing operations increased 21% to $2.34 for the 2018 First Quarter, compared to $1.93 for the 2017 First Quarter.
Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2018 First Quarter increased 1% compared to the 2017 First Quarter, due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price.

Reportable Segment Results of Operations
The table below presents selected data by reportable segment reconciled to consolidated totals.

	First Quarter Ended
	March 30, 2018	March 31, 2017
	(dollars in millions)
Net sales: (1)
Electronic Systems	$785	$738
Aerospace Systems	686	696
Communication Systems	493	537
Sensor Systems	407	350
Consolidated net sales	$2,371	$2,321
Operating income:
Electronic Systems	$108	$90
Aerospace Systems	57	56
Communication Systems	37	42
Sensor Systems	49	49
Consolidated operating income	$251	$237
Operating margin:
Electronic Systems	13.8%	12.2%
Aerospace Systems	8.3%	8.0%
Communication Systems	7.5%	7.8%
Sensor Systems	12.0%	14.0%
Consolidated operating margin	10.6%	10.2%
__________________

(1)	Net sales after intercompany eliminations.
Electronic Systems

	First Quarter Ended
	March 30, 2018	March 31, 2017	Increase
	(dollars in millions)
Net sales	$785	$738	6%
Operating income	$108	$90	20%
Operating margin	13.8%	12.2%	160	bpts
Electronic Systems net sales for the 2018 First Quarter increased by $47 million, or 6%, compared to the 2017 First Quarter. Organic sales increased by $46 million, or 6%, compared to the 2017 First Quarter. Organic sales exclude $11 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. Organic sales increased by: (1) $29 million for Precision Engagement Systems due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army, (2) $12 million for Security & Detection Systems due to increased deliveries for airport screening devices to the U.S. Transportation Security Administration (TSA) and (3) $5 million primarily for Power & Propulsion due to higher volume for U.S. Navy power conversion and distribution systems.

Electronic Systems operating income for the 2018 First Quarter increased by $18 million, or 20%, compared to the 2017 First Quarter. Operating margin increased by 160 basis points to 13.8%. primarily due to improved contract performance across all business areas.

Aerospace Systems

	First Quarter Ended
	March 30, 2018	March 31, 2017	Increase/ (decrease)
	(dollars in millions)
Net sales	$686	$696	(1)%
Operating income	$57	$56	2%
Operating margin	8.3%	8.0%	30	bpts
Aerospace Systems net sales for the 2018 First Quarter decreased by $10 million, or 1%, compared to the 2017 First Quarter. Sales decreased by: (1) $21 million due to lower volume for international aircraft modifications, primarily Australian Defence Force C-27J aircraft, and (2) $6 million due to lower volume on Intelligence, Surveillance and Reconnaissance (ISR) aircraft systems for foreign military customers as contracts near completion. These decreases were partially offset by higher volume primarily on large ISR aircraft systems for the U.S. Department of Defense (DoD).
Aerospace Systems operating income for the 2018 First Quarter increased by $1 million, or 2%, compared to the 2017 First Quarter. Operating margin increased by 30 basis points to 8.3%. Operating margin increased by 150 basis points primarily due to improved contract performance. This increase was partially offset by lower volume.
Communication Systems

	First Quarter Ended
	March 30, 2018	March 31, 2017	Decrease
	(dollars in millions)
Net sales	$493	$537	(8)%
Operating income	$37	$42	(12)%
Operating margin	7.5%	7.8%	(30)	bpts
Communication Systems net sales for the 2018 First Quarter decreased by $44 million, or 8%, compared to the 2017 First Quarter, primarily driven by lower production volume for Unmanned Aerial Vehicle (UAV) communication systems for the DoD.
Communication Systems operating income for the 2018 First Quarter decreased by $5 million, or 12%, compared to the 2017 First Quarter. Operating margin decreased by 30 basis points to 7.5%. Operating margin decreased by 170 basis points primarily due to lower volume. This decrease was partially offset by: (1) 80 basis points for lower severance and restructuring costs of $4 million to $5 million for the 2018 first quarter, from $9 million for the 2017 first quarter and (2) 60 basis points for lower operating costs of $3 million, primarily at Space & Power Systems.
Sensor Systems

	First Quarter Ended
	March 30, 2018	March 31, 2017	Increase/ (decrease)
	(dollars in millions)
Net sales	$407	$350	16%
Operating income	$49	$49	—%
Operating margin	12.0%	14.0%	(200)	bpts
Sensor Systems net sales for the 2018 First Quarter increased by $57 million, or 16%, compared to the 2017 First Quarter. Organic sales increased by $47 million, or 13%, compared to the 2017 First Quarter. Organic sales exclude $10 million of sales increases related to business acquisitions. Organic sales increased by: (1) $17 million for Space & Sensor Systems due to higher volume for space electronics and infrared detection products, (2) $16 million due to increased deliveries of airborne turret systems primarily to foreign militaries and (3) $14 million primarily for Intelligence & Mission Systems due to increased deliveries of electronic warfare countermeasures products primarily to foreign militaries.

Sensor Systems operating income was $49 million for the 2018 and 2017 First Quarters. Operating margin decreased by 200 basis points to 12.0%. Operating margin decreased by: (1) 300 basis points due to higher research and development costs related to imaging, space and undersea growth investments and (2) 100 basis points due to lower margins related to acquisitions. These decreases were partially offset by higher volume, which increased operating margin by 200 basis points.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
At March 30, 2018, we had total cash and cash equivalents of $374 million as compared to $662 million at December 31, 2017. While no amounts of the cash and cash equivalents are considered restricted, $219 million of cash was held by our foreign subsidiaries at March 30, 2018. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At March 30, 2018, we had the full availability of our Credit Facility. We used $35 million of net cash from operating activities from continuing operations and $30 million for investments in nonconsolidated affiliates, primarily Peak Nano Optics, LLC (Peak Nano) during the 2018 First Quarter. Significant cash uses during the 2018 First Quarter further included $119 million related to repurchasing shares of our common stock, $65 million related to the payment of dividends and $56 million related to capital expenditures.
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
Balance Sheet
We made certain presentation changes to our consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified to contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The adoption of ASC 606 resulted in an increase in unbilled contract receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. The remainder of inventoried contract costs, primarily related to inventories not controlled by our customers, were reclassified to inventories. Additionally, under ASC 606, we capitalize costs to fulfill a contract (i.e., non-recurring costs for contract-related activities that do not transfer a good or service to the customer) and costs to obtain a contract (i.e., commissions paid to third-party agents or representatives) to prepaid expense and other current assets or other assets (non-current). We previously accounted for costs to fulfill a contract either as inventoried contract costs or expensed them as incurred. Costs to obtain a contract were generally expensed as incurred. Advance payments and billings in excess of costs and deferred revenue, previously classified in other current liabilities, have been combined and are presented as contract liabilities.
Billed receivables increased by $75 million to $798 million at March 30, 2018, from $723 million at December 31, 2017, primarily due to the timing of billings and collections for Intelligence & Mission Systems, Mission Integration, and Commercial Aviation Solutions. These increases were partially offset by decreases for Advanced Communications and Broadband Communication Systems, and $4 million for foreign currency translation adjustments.
Contract assets increased by $150 million to $1,499 million at March 30, 2018, from $1,349 million at January 1, 2018, primarily due to sales exceeding billings for Advanced Communications, Mission Integration, Link Training & Simulation and Space & Power Systems, partially offset by a decrease for Security & Detection Systems primarily due to higher billings relating to product shipments.
Inventories increased by $605 million to $994 million at March 30, 2018 from $389 million at December 31, 2017. The increase consisted of: (1) $537 million due to reclassifications related to the adoption of ASC 606, and (2) $68 million primarily for Broadband Communication Systems and Warrior Sensor Systems to support customer demand.
The increase in prepaid expenses and other current assets was primarily due to milestone payments for aircraft procurements related to U.S. and foreign government contracts at Mission Integration and annual prepaid insurance payments.

Goodwill increased by $17 million to $6,632 million at March 30, 2018 from $6,615 million at December 31, 2017. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
December 31, 2017	$2,813	$1,146	$1,023	$1,633	$6,615
Foreign currency translation adjustments	14	(2)	—	5	17
March 30, 2018	$2,827	$1,144	$1,023	$1,638	$6,632
The decrease in identifiable intangible assets was primarily was primarily due to amortization expense, partially offset by $3 million for foreign currency translation adjustments.
The increase in other assets was primarily due to the capitalization of costs to fulfill a contract and costs to obtain a contract in connection with the adoption of ASC 606 and investments in nonconsolidated affiliates made during the 2018 First Quarter.
The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.
Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2018 First Quarter and lower accrued salaries and wages due to the timing of payroll dates at the end of the 2018 First Quarter, partially offset by higher accrued payroll taxes due to the timing of remittances.
Contracts liabilities increased by $42 million to $607 million at March 30, 2018, from $565 million at January 1, 2018, primarily due to advances received by Mission Integration for aircraft procurements related to U.S. and foreign government contracts.
Statement of Cash Flows
2018 First Quarter Compared with the 2017 First Quarter
The table below provides a summary of our cash flows (used in) from operating, investing and financing activities for the periods indicated.

	First Quarter Ended
	March 30, 2018	March 31, 2017	Cash Flow Increase/ (decrease)
	(in millions)
Net cash (used in) provided from operating activities from continuing operations	$(35)	$86	$(121)
Net cash used in investing activities from continuing operations	(83)	(158)	75
Net cash used in financing activities from continuing operations	(146)	(63)	(83)
Operating Activities
We used $35 million of cash from operating activities during the 2018 First Quarter, a decrease of $121 million compared with $86 million generated during the 2017 First Quarter. The decrease in the 2018 First Quarter was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources - Balance Sheet”.
Investing Activities
During the 2018 First Quarter, we used $83 million of cash from investing activities, which included $56 million for capital expenditures and $30 million for investments in nonconsolidated affiliates, primarily Peak Nano. During the 2017 First Quarter, we used $158 million of cash from investing activities, which included $139 million used from business acquisitions and $41 million for capital expenditures, partially offset by cash generated of $16 million for business divestitures.

Financing Activities
Debt
At March 30, 2018, total outstanding debt was $3,331 million, compared to $3,330 million at December 31, 2017, all of which was senior debt. At March 30, 2018, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $429 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at March 30, 2018. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 30, 2018, our outstanding debt matures between October 15, 2019 and December 15, 2026. See Note 11 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 30, 2018.
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
Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at March 30, 2018.
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
Equity
Repurchases of L3’s common stock under the current share repurchase program are made from time to time at management’s discretion, in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, our financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. All share repurchases of L3’s common stock have been recorded as treasury shares.
The table below presents our repurchases of L3’s common stock during the 2018 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2018	581,229	$203.93	$119
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. From March 31, 2018 through April 27, 2018, we repurchased 116,581 shares of our common stock at an average price of $208.71 per share for an aggregate amount of $24 million.
During the 2018 First Quarter, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
February 12, 2018	March 1, 2018	$0.80	$63 (1)	March 15, 2018
__________________

(1)	During the 2018 First Quarter, we paid $65 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.

Legal Proceedings and Contingencies
For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report.
Forward-Looking Statements
Certain of the matters discussed in this report, including information regarding the Company’s 2018 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business, or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements; our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; the risk that our commercial aviation products and services businesses are affected by a downturn in global demand for air travel or a reduction in commercial aircraft OEM (Original Equipment Manufacturer) production rates; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.
In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.
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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2018 First Quarter. See Notes 16 and 18 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 30, 2018.
ITEM 4.

CONTROLS AND PROCEDURES
Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2018. Based upon that evaluation, our Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that, as of March 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. While the new revenue standard is expected to have an immaterial impact on our ongoing net income, it will require management to make significant judgments and estimates.  As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 30, 2018. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation/continuing compliance of ASC 606 and ongoing contract review requirements.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.

RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of L3’s common stock made during the 2018 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
				(in millions)
January 1 — January 31, 2018	79,311	$199.04	79,311	$1,331
February 1 — February 28, 2018	377,311	204.77	377,311	1,254
March 1 — March 30, 2018	124,607	204.51	124,607	1,228
Total	581,229	203.93	581,229
__________________

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

4.4
Second Supplemental Indenture, dated as of October 31, 2016 among L-3 Communications Corporation, The Bank of New York Mellon, as Trustee, and the guarantors named therein (incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 001-37975)).

*4.5	Third Supplemental Indenture, dated as of March 30, 2018 among L3 Technologies, Inc., The Bank of New York Mellon, as Trustee, and the guarantors named therein.
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

4.10
Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 (File No. 333-46983)).

4.11
Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 28, 2014 (File No. 333-46983)).

4.12
Sixth Supplemental Indenture, dated as of June 21, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to L-3 Communications Corporation’s Registration Statement on Form S-3ASR filed on June 21, 2016 (File No. 333-212152)).

4.13
Seventh Supplemental Indenture, dated as of October 31, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 of the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2016 (File No. 001-37975)).

4.14
Eighth Supplemental Indenture, dated as of December 5, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated December 5, 2016 (File No. 333-46983)).

*4.15	Ninth Supplemental Indenture, dated as of March 30, 2018 among L3 Technologies, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors named therein.
*†10.1	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2018 Version).
*†10.2	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2018 CEO Version).
*†10.3	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2018 Version).
*†10.4	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2018 Non-Employee Directors Deferred Compensation Version).
*†10.5	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2018 Version).
*†10.6	Form of L3 Technologies, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2018 Version).
**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________

*	Filed herewith.

**
The information required in this exhibit is presented in Note 15 to the unaudited condensed consolidated financial statements as of March 30, 2018 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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

Date: May 1, 2018