Form 10-Q
period 2018-06-29
L3 TECHNOLOGIES, INC.
filed 2018-07-26
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
There were 78,328,669 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on July 20, 2018.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 29, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,366	$662
Billed receivables, net of allowances of $18 in 2018 and 2017	863	723
Contract assets	1,611	—
Contracts in process	—	1,933
Inventories	934	389
Prepaid expenses and other current assets	332	300
Assets held for sale	—	135
Assets of discontinued operations	—	306
Total current assets	5,106	4,448
Property, plant and equipment, net	1,137	1,110
Goodwill	6,651	6,615
Identifiable intangible assets	288	292
Other assets	348	264
Total assets	$13,530	$12,729
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$581	$—
Accounts payable, trade	588	531
Accrued employment costs	453	493
Accrued expenses	264	217
Contract liabilities	554	—
Advance payments and billings in excess of costs incurred	—	509
Income taxes payable	25	19
Other current liabilities	338	367
Liabilities held for sale	—	17
Liabilities of discontinued operations	—	226
Total current liabilities	2,803	2,379
Pension and postretirement benefits	1,290	1,313
Deferred income taxes	190	158
Other liabilities	416	398
Long-term debt	3,319	3,330
Total liabilities	8,018	7,578
Commitments and contingencies (see Note 19)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 78,242,526 shares outstanding at June 29, 2018 and 77,876,687 shares outstanding at December 31, 2017	6,723	6,519
Treasury stock (at cost), 84,821,829 shares at June 29, 2018 and 83,362,412 shares at December 31, 2017	(7,691)	(7,404)
Retained earnings	7,126	6,659
Accumulated other comprehensive loss	(714)	(691)
Total shareholders’ equity	5,444	5,083
Noncontrolling interests	68	68
Total equity	5,512	5,151
Total liabilities and equity	$13,530	$12,729

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	June 29, 2018	June 30, 2017
Net sales:
Products	$1,786	$1,680
Services	797	705
Total net sales	2,583	2,385
Operating costs and expenses:
Cost of sales — Products	(1,349)	(1,253)
Cost of sales — Services	(578)	(479)
General and administrative expenses	(383)	(359)
Total operating costs and expenses	(2,310)	(2,091)
Gain on sale of the Crestview Aerospace and TCS businesses	48	—
Operating income	321	294
Interest expense	(44)	(42)
Interest and other income, net	8	2
Debt retirement charge	(48)	—
Income from continuing operations before income taxes	237	254
Provision for income taxes	(48)	(59)
Income from continuing operations	189	195
Income from discontinued operations, net of income taxes	190	12
Net income	379	207
Net income from continuing operations attributable to noncontrolling interests	(4)	(5)
Net income attributable to L3	$375	$202
Basic earnings per share attributable to common shareholders:
Continuing operations	$2.36	$2.44
Discontinued operations	2.42	0.15
Basic earnings per share	$4.78	$2.59
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.33	$2.39
Discontinued operations	2.39	0.15
Diluted earnings per share	$4.72	$2.54
Cash dividends declared per common share	$0.80	$0.75
Weighted average common shares outstanding:
Basic	78.4	78.0
Diluted	79.4	79.5

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	June 29, 2018	June 30, 2017
Net sales:
Products	$3,432	$3,284
Services	1,522	1,422
Total net sales	4,954	4,706
Operating costs and expenses:
Cost of sales — Products	(2,540)	(2,441)
Cost of sales — Services	(1,110)	(1,017)
General and administrative expenses	(780)	(717)
Total operating costs and expenses	(4,430)	(4,175)
Gain on sale of the Crestview Aerospace and TCS businesses	48	—
Operating income	572	531
Interest expense	(85)	(84)
Interest and other income, net	14	6
Debt retirement charge	(48)	—
Income from continuing operations before income taxes	453	453
Provision for income taxes	(72)	(101)
Income from continuing operations	381	352
Income from discontinued operations, net of income taxes	206	23
Net income	587	375
Net income from continuing operations attributable to noncontrolling interests	(9)	(9)
Net income attributable to L3	$578	$366
Basic earnings per share attributable to common shareholders:
Continuing operations	$4.75	$4.40
Discontinued operations	2.63	0.30
Basic earnings per share	$7.38	$4.70
Diluted earnings per share attributable to common shareholders:
Continuing operations	$4.67	$4.32
Discontinued operations	2.59	0.29
Diluted earnings per share	$7.26	$4.61
Cash dividends declared per common share	$1.60	$1.50
Weighted average common shares outstanding:
Basic	78.3	77.8
Diluted	79.6	79.4

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$379	$207	$587	$375
Other comprehensive income (loss):
Foreign currency translation adjustments	(72)	52	(39)	71
Unrealized lossess on hedging instruments (1)	(10)	—	(11)	—
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized (2)	13	10	27	19
Total other comprehensive (loss) income	(69)	62	(23)	90
Comprehensive income	310	269	564	465
Comprehensive income attributable to noncontrolling interests	(4)	(5)	(9)	(9)
Comprehensive income attributable to L3	$306	$264	$555	$456
__________________

(1)	Net of income tax benefit of $3 million for each of the quarterly and first half periods ended June 29, 2018.

(2)
Net of income taxes of $4 million and $5 million for the quarterly periods ended June 29, 2018 and June 30, 2017, respectively, and net of income taxes of $8 million and $11 million for the first half periods ended June 29, 2018 and June 30, 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the First Half Ended June 29, 2018:
Balance at December 31, 2017 - as reported	77.9	$1	$6,518	$(7,404)	$6,659	$(691)	$68	$5,151
Cumulative effect adjustment of ASC 606 on January 1, 2018, net of taxes					13			13
Net income					578		9	587
Other comprehensive loss						(23)		(23)
Distributions to noncontrolling interests							(9)	(9)
Cash dividends declared ($1.60 per share)					(126)			(126)
Shares issued:
Employee savings plans	0.3		72					72
Exercise of stock options	1.2		103					103
Employee stock purchase plan	0.1		17					17
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(24)					(24)
Stock-based compensation expense			34					34
Treasury stock purchased	(1.5)			(287)				(287)
Other			2		2			4
Balance at June 29, 2018	78.2	$1	$6,722	$(7,691)	$7,126	$(714)	$68	$5,512

For the First Half Ended June 30, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					366		9	375
Other comprehensive income						90		90
Distributions to noncontrolling interests							(9)	(9)
Cash dividends declared ($1.50 per share)					(118)			(118)
Shares issued:
Employee savings plans	0.4		60					60
Exercise of stock options	0.3		25					25
Employee stock purchase plan	0.1		16					16
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			28					28
Treasury stock purchased	(0.2)			(26)				(26)
Balance at June 30, 2017	78.0	$1	$6,395	$(7,250)	$6,466	$(636)	$71	$5,047

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	June 29, 2018	June 30, 2017
Operating activities:
Net income	$587	$375
Less: income from discontinued operations, net of tax	(206)	(23)
Income from continuing operations	381	352
Depreciation of property, plant and equipment	90	82
Amortization of intangibles and other assets	26	24
Deferred income tax provision	21	25
Stock-based compensation expense	34	28
Contributions to employee savings plans in L3's common stock	68	56
Amortization of pension and postretirement benefit plans net loss and prior service cost	35	30
Gain on sale of property, plant and equipment	—	(42)
Gain on sale of the Crestview Aerospace and TCS businesses	(48)	—
Debt retirement charge	48	—
Other non-cash items	1	6
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(137)	(88)
Contract assets	(266)	—
Contracts in process	—	(123)
Inventories	(10)	(12)
Prepaid expenses and other current assets	(82)	(15)
Accounts payable, trade	61	(99)
Accrued employment costs	(38)	(28)
Accrued expenses	63	158
Contract liabilities	(2)	—
Advance payments and billing in excess of costs incurred	—	(10)
Income taxes	(22)	(12)
All other operating activities	(45)	(17)
Net cash from operating activities from continuing operations	178	315

Investing activities:
Business acquisitions, net of cash acquired	(69)	(191)
Proceeds from the sale of businesses, net of closing date cash balances	535	16
Capital expenditures	(108)	(96)
Dispositions of property, plant and equipment	1	65
Other investing activities	(29)	(1)
Net cash from (used in) investing activities from continuing operations	330	(207)

Financing activities:
Proceeds from sale of senior notes	1,798	—
Repurchases and redemptions of senior notes	(1,263)	—
Borrowings under revolving credit facility	501	1,158
Repayments of borrowings under revolving credit facility	(501)	(1,158)
Common stock repurchased	(287)	(26)
Dividends paid	(128)	(119)
Proceeds from exercises of stock options	103	25
Proceeds from employee stock purchase plan	17	16
Repurchases of common stock to satisfy tax withholding obligations	(24)	(18)
Debt issue costs	(13)	—
Other financing activities	(6)	(8)
Net cash from (used in) financing activities from continuing operations	197	(130)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8)	10
Net cash from (used in) discontinued operations:
Operating activities	9	36
Investing activities	(2)	(2)
Net cash from discontinued operations	7	34
Net increase cash and cash equivalents	704	22
Cash and cash equivalents, beginning of the period	662	363
Cash and cash equivalents, end of the period	$1,366	$385

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
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Link Training & Simulation, Power & Propulsion Systems, Commercial Aviation Solutions, Precision Engagement Systems and Security & Detection Systems.
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
On June 29, 2018, the Company completed the sale of its Vertex Aerospace businesses for a sale price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, the Company recognized: (1) a pre-tax gain from continuing operations of $48 million ($25 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $237 million ($180 million after income taxes) related to the Vertex Aerospace business. The divestiture of the Vertex Aerospace business represents a strategic

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

shift by the Company to exit the logistics solution and maintenance services business for military aircraft where the Company does not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.
All references made to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted. See Note 5 for additional information.
2. Basis of Presentation
These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 29, 2018 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

effect of applying the standard was an increase of $13 million to shareholders' equity as of January 1, 2018. The Company’s statement of operations for the quarterly and first half periods ended June 29, 2018 and the Company’s balance sheet as of June 29, 2018 are presented under ASC 606, while the Company’s statement of operations for the quarterly and first half periods ended June 30, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations for the quarterly and first half periods ended June 29, 2018 and balance sheet as of June 29, 2018 and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.
A substantial majority of the Company’s consolidated net sales are generated from long-term contracts with customers that require it to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment and to provide engineering and technical services according to the customers’ specifications. These contracts are primarily with agencies of, and prime system contractors to, the U.S. Government and foreign governments and are generally priced on a fixed-price, cost-plus or time-and-material type basis. Substantially all of the Company's cost-plus and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of the Company’s contracts with the U.S. Government are multi-year contracts incrementally funded by the customer. The transaction price on these incrementally funded contracts includes contract value amounts not yet funded by the U.S. Government when the Company has a firm order for the goods or services and it is probable that the customer will fund such amounts. In assessing probability, the Company considers, among other factors, the period of time before contract funding is expected, communication from the customer that indicates funding will be obtained and the Company's history of receiving funding under the current contract or previous similar contracts. The Company also generates sales to a lesser extent from contracts with commercial and government customers for standard product and service offerings, which are priced on a firm fixed basis. See Note 23 for additional information regarding the composition of the Company’s net sales.
The Company records sales for a contract when it has the approval and commitment of all parties, the contract identifies the rights of the parties and payment terms, the contract has commercial substance and collectibility of the consideration is probable.
To determine the proper revenue recognition method, the Company first evaluates each of its contractual arrangements to identify its performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of the Company’s contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is, therefore, not distinct. These contractual arrangements either require the use of a highly specialized manufacturing process to provide goods according to customer specifications or represent a bundle of contracted goods and services that are integrated and together represent a combined output, which may include the delivery of multiple units. Some of the Company's contracts have multiple performance obligations, primarily (i) related to the provision of multiple goods or services that have alternative use to the Company or that are not substantially the same or (ii) due to the contract covering multiple phases of the product lifecycle (development and engineering, production, maintenance and support). For contracts with more than one performance obligation, the Company allocates the total transaction price in an amount based on the estimated relative standalone selling prices underlying each performance obligation. In cases where a contract requires a customized good or service, the primary method used to estimate standalone selling price is the expected cost plus a margin approach. In cases where the Company sells a standard product or service offering, the standalone selling price is based on an observable standalone selling price.
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
Accounting for the sales and profits on performance obligations for which progress is measured using the cost-to-cost method involves the preparation of estimates of: (1) transaction price and (2) total costs at completion, which is equal to the sum

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work. Incurred costs include labor, material, overhead and, for the Company's U.S. Government contractor businesses, general and administrative (G&A) expenses. Incurred costs represent work performed, which corresponds with and thereby represents the transfer of control to the customer. The estimated profit or loss at completion on a contract is equal to the difference between the transaction price and the total estimated cost at completion. In the case of a contract related to complex aerospace or electronic equipment for which the total estimated costs exceed the total transaction price, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in the future periods are presented on the balance sheet as a component of other current liabilities entitled "Estimated cost in excess of estimated contract value to complete contracts in process in a loss position." See Note 10 for additional information.
The Company’s contracts give rise to variable consideration, including award and incentive fees, as well as amounts incrementally funded by the U.S. Government, or other provisions that can either increase or decrease the transaction price. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship between total allowable costs and target costs. Variable consideration may require the Company to exercise significant judgment to determine the total transaction price of the contract. The Company includes variable consideration in the transaction price when there is a basis to reasonably estimate the variable amount it will be entitled to receive and it is probable that a significant reversal in revenue recognized will not be required when the uncertainty is resolved. These estimates are based on historical experience, current and forecasted performance, and the Company’s judgment at the time of the evaluation.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets and inventories, and in some cases result in liabilities to complete contracts in a loss position. The aggregate impact of net changes in contract estimates is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share data)
Operating income	$64	$42	$128	$84
Diluted earnings per share	$0.61	$0.35	$1.22	$0.67
Net sales recognized from the Company's performance obligations satisfied in prior periods were $71 million and $139 million for the quarterly and first half periods ended June 29, 2018, respectively, and relate to revisions in contract estimates.
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
The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the first half period ended June 29, 2018.

% of Total Net Sales
Cost to cost method	76%
Point in time	18%
Output method	3%
Billing method	3%
Total	100%
Remaining Performance Obligations
On June 29, 2018, the Company had $10.2 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and potential orders under basic ordering agreements or master-type contracts (i.e., indefinite-delivery, indefinite-quantity (IDIQ)). The Company expects to recognize sales relating to existing performance obligations of approximately $4.7 billion during the remainder of 2018, $3.5 billion in 2019, $1.2 billion in 2020 and $0.8 billion in the periods thereafter.
General and Administrative Expenses
The Company’s U.S. Government contractor businesses account for the portion of their G&A, independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts as inventory. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred and do not include them in inventory. G&A expenses for the Company's commercial businesses

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

are expensed as incurred. The total research and development expenses incurred were $86 million and $161 million for the quarterly and first half periods ended June 29, 2018, respectively.
The Company capitalizes the incremental costs of obtaining a contract with foreign governments and foreign and domestic commercial customers (third-party sales commissions) if the Company expects to recover the costs under the contract. The Company expenses the costs to obtain a contract as incurred when the expected amortization period is one year or less. The Company classifies the portion of capitalized costs of obtaining a contract to be amortized over the next 12 months within prepaid expense and other current assets and classifies the remaining amount within other assets in its consolidated balance sheets.
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
3. New Accounting Standards Implemented
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits provided to employees. Under previous U.S. GAAP, those components were aggregated for reporting in the financial statements and presented within the operating section of the income statement or capitalized into assets (inventories) when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. Plan administrative expenses, which were previously included in service cost, are presented together with expected return on plan assets, as a component of Interest and other income, net. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update have been applied retrospectively for the presentation of the components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard decreased operating income and increased interest and other income, net, each by $3 million and $5 million for the quarterly and first half periods ended June 29, 2018, respectively, and increased operating income and decreased interest and other income, net, each by $2 million and $3 million for the quarterly and first half periods ended June 30, 2017, respectively. The adoption of this standard did not impact pre-tax income for the quarterly and first half periods ended June 29, 2018 and June 30, 2017.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the first half period ended June 29, 2018.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present the impact of the adoption of ASC 606 on the Company's statement of operations.

	Second Quarter Ended June 29, 2018
STATEMENT OF OPERATIONS	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Net Sales:
Products	$1,741	$45	$1,786
Services	797	—	797
Total	2,538	45	2,583

Operating costs and expenses:
Cost of sales — Products	$(1,316)	$(33)	$(1,349)
Cost of sales — Services	(561)	(17)	(578)
General and administrative expenses	(387)	4	(383)
Gain on sale of the Crestview & TCS Businesses	47	1	48
Operating income	321	—	321
Income from continuing operations before income taxes	237	—	237
Provision for income taxes	(48)	—	(48)
Income from continuing operations	189	—	189
Income from discontinued operations, net of income taxes	191	(1)	190
Net income	380	(1)	379
Net income attributable to L3	$376	$(1)	$375

Basic earnings per share attributable to common shareholders:
Continuing operations	$2.36	$—	$2.36
Discontinued operations	2.44	(0.02)	2.42
Basic earnings per share	$4.80	$(0.02)	$4.78
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.33	$—	$2.33
Discontinued operations	2.41	(0.02)	2.39
Diluted earnings per share	$4.74	$(0.02)	$4.72

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	First Half Ended June 29, 2018
STATEMENT OF OPERATIONS	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Net Sales:
Products	$3,315	$117	$3,432
Services	1,518	4	1,522
Total	4,833	121	4,954

Operating costs and expenses:
Cost of sales — Products	$(2,461)	$(79)	$(2,540)
Cost of sales — Services	(1,089)	(21)	(1,110)
General and administrative expenses	(777)	(3)	(780)
Gain on sale of the Crestview & TCS Businesses	47	1	48
Operating income	553	19	572
Income from continuing operations before income taxes	434	19	453
Provision for income taxes	(67)	(5)	(72)
Income from continuing operations	367	14	381
Income from discontinued operations, net of income taxes	206	—	206
Net income	573	14	587
Net income attributable to L3	$564	$14	$578

Basic earnings per share attributable to common shareholders:
Continuing operations	$4.57	$0.18	$4.75
Discontinued operations	2.63	—	2.63
Basic earnings per share	$7.20	$0.18	$7.38
Diluted earnings per share attributable to common shareholders:
Continuing operations	$4.50	$0.17	$4.67
Discontinued operations	2.59	—	2.59
Diluted earnings per share	$7.09	$0.17	$7.26
The following table quantifies the impact of adopting ASC 606 on segment net sales and segment operating income for the quarterly and first half periods ended June 29, 2018.

	Effect of ASC 606
	Second Quarter Ended June 29, 2018		First Half Ended June 29, 2018
	Sales	Operating Income	Sales	Operating Income
	(in millions)
Electronic Systems	$14	$4	$44	$7
Aerospace Systems	(2)	(7)	2	(6)
Communication Systems	21	(1)	41	3
Sensor Systems	12	3	34	14
Segment totals	$45	$(1)	$121	$18

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the impact of the adoption of ASC 606 on the Company's balance sheet.

	June 29, 2018
BALANCE SHEET	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Assets
Current assets:
Contract assets	$—	$1,611	$1,611
Contracts in process	2,185	(2,185)	—
Inventories	405	529	934
Prepaid expenses and other current assets	316	16	332
Assets held for sale	—	—	—
Assets of discontinued operations	—	—	—
Total current assets	5,135	(29)	5,106
Other assets	300	48	348
Total assets	$13,511	$19	$13,530

Liabilities
Current liabilities:
Accrued expenses	$279	$(15)	$264
Contract liabilities	—	554	554
Advance payments and billings in excess of costs incurred	522	(522)	—
Other current liabilities	384	(46)	338
Total current liabilities	2,832	(29)	2,803
Deferred income taxes	181	9	190
Other liabilities	402	14	416
Total liabilities	8,024	(6)	8,018
Shareholders' Equity
Retained earnings	7,101	25	7,126
Total equity	$5,487	$25	$5,512
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

presentation and disclosure guidance is required only prospectively. The Company will adopt ASU 2017-12 effective January 1, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The Company will measure leases commencing after the adoption date based on the present value of the lease payments due over the lease term (as defined in ASU 2016-02), after applying the separation and allocation guidance of the new standard. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In the adoption year, the Company will be required to (i) measure and recognize its existing leases based on the present value of the remaining minimum lease payments, as defined in existing guidance on accounting for leases, and (ii) restate each prior reporting period presented. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and disclosures related to leasing activities. The Company plans to adopt ASU 2016-02 effective January 1, 2019. The Company has made progress in implementing the new standard by selecting a lease accounting system and assessing available practical expedients. The Company is in the process of accumulating and processing the data required to measure its existing leases and evaluating accounting policy and internal control changes to support management in the financial reporting and disclosure of leasing activities. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company's operating leases at December 31, 2017.
Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
5. Acquisitions, Divestitures and Discontinued Operations
Business Acquisitions
The Company continually evaluates potential acquisitions that either strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into new product lines or adjacent markets. The Company has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill includes the know-how of the assembled workforce, the ability of the workforce to further improve technology and product offerings and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations. The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.
2018 Business Acquisitions
Applied Defense Solutions, Inc. (Applied Defense Solutions). On June 29, 2018, the Company acquired Applied Defense Solutions, Inc., renamed L3 ADS, Inc., for a purchase price of $53 million, which was financed with cash on hand. Applied Defense Solutions is a leading aerospace engineering, software development and space situational awareness company. The goodwill recognized for this business was $40 million, which was assigned to the Sensor Systems segment, and is not expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
Latitude Engineering, LLC (Latitude Engineering). On June 28, 2018, the Company acquired Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc., for a purchase price of $15 million, which was financed with cash on hand. The purchase price is subject to additional contingent consideration not to exceed $20 million, $15 million of which is based on Latitude Engineering’s post-acquisition financial performance for the four year period ended December 31, 2021, and the remaining $5 million is based on certain post-acquisition milestone achievements through December 31, 2020. Latitude Engineering is engaged in the design, manufacturing, integration, servicing, operation and support of hybrid quadrotor unmanned aerial systems. The Company recorded a $4 million liability on the acquisition date for the fair value of the contingent consideration. The goodwill recognized for this business was $14 million, which was assigned to the Electronic Systems segment and is expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

price allocation, which is expected to be completed in the fourth quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
2017 Business Acquisitions
The final purchase price and final purchase price allocations for the 2017 acquisitions of Kigre, Inc. (Kigre), Escola De Aviacao Aerocondor, S.A. (G-Air) and Adaptive Methods, Inc. (Adaptive Methods) have been finalized as of the second quarter of 2018. The final purchase price allocations resulted in a $3 million increase to goodwill. The final purchase price for Doss Aviation, Inc. (Doss Aviation) is subject to customary adjustments for final working capital. The final purchase price allocation for Doss Aviation, which is expected to be completed in the third quarter of 2018, will be based on final analysis of fair values of acquired contracts and customer relationship intangible assets. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
Business Acquisitions Announced After June 29, 2018
Azimuth Security and Linchpin Labs. On July 11, 2018, the Company entered into a definitive agreement to acquire Azimuth Security and Linchpin Labs, two information security businesses that significantly strengthen the Company's existing C6ISR (Command, Control, Communications, Computers, Cyber-Defense and Combat Systems, and Intelligence, Surveillance and Reconnaissance) capabilities and create synergies to drive future growth in cyber and international markets. The combined purchase price for the two businesses was approximately AUD $270 million (approximately $200 million). The purchase price is subject to an upward adjustment of up to AUD $43 million (approximately $32 million), payable in L3 common stock, based on the combined company’s post-acquisition sales for each of the 12-month periods ending June 30, 2019 to 2021, which would be payable in 2019 to 2021. This transaction is anticipated to be completed during the second half of 2018, subject to customary closing conditions and regulatory approvals.
See Note 3 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s 2017 business acquisitions.
Unaudited Pro Forma Statements of Operations Data
The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the first half period ended June 29, 2018 and the year ended December 31, 2017, assuming that the business acquisitions completed during 2018 and 2017 had occurred on January 1, 2017 and January 1, 2016, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2018 and 2017 acquisitions had occurred on January 1, 2017 and January 1, 2016, respectively.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share data)
Pro forma net sales	$2,592	$2,413	$4,973	$4,765
Pro forma income from continuing operations attributable to L3	$187	$189	$375	$343
Pro forma net income attributable to L3	$377	$201	$581	$366
Pro forma diluted earnings per share from continuing operations	$2.36	$2.38	$4.71	$4.32
Pro forma diluted earnings per share	$4.75	$2.53	$7.30	$4.61
The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Investments in Nonconsolidated Affiliates
Peak Nano Optics, LLC (Peak Nano). On February 6, 2018, the Company acquired a 25% interest in Peak Nano Optics, LLC, for a purchase price of $20 million. Peak Nano is a nanotechnology company, which allows for the design and manufacturing of polymer lenses for military, sporting and commercial optics applications using its nanolayer gradient refractive index (GRIN) technology. The purchase price is subject to a contingent payment of $30 million based upon Peak Nano meeting certain development milestones on or before August 5, 2018. The $6 million fair value of the contingent consideration liability was recorded on the investment date (See Note 16). The Company determined Peak Nano is a VIE as it did not have sufficient equity at risk to finance its activities. The Company, however, is not the primary beneficiary because it does not have the power to direct the activities that are most significant to the economic performance of Peak Nano. Accordingly, Peak Nano is accounted for under the equity method of accounting.
As of the acquisition date, the carrying amount of the investment was greater than the Company's equity in the underlying assets of Peak Nano due primarily to the difference in the carrying amount of the indefinite-lived amortizable intangible assets including goodwill and in-process research and development (IPR&D). The basis difference attributable to goodwill and IPR&D is $11 million and $13 million, respectively.
Additionally, the Company has a $5 million loan receivable from Peak Nano.
Business Divestitures
2018 Divestitures
As discussed in Note 1, on June 29, 2018, the Company completed the sale of its Crestview & TCS Businesses. The assets and liabilities of the Crestview & TCS Businesses are classified as held for sale in the Company’s audited consolidated balance sheet as of December 31, 2017. The Crestview & TCS Businesses, which were within the Company’s Aerospace Segment, primarily provided aircraft fabrication and assembly of fixed and rotary wing aero structures as well as avionics hardware and software systems to address mission critical needs. The table below presents Crestview & TCS Businesses’ results of operations and is included in continuing operations.

First Half Ended
June 29, 2018
(in millions)
Net Sales	$64
Gain on sale of businesses	$48
Income from continuing operations before income taxes	$3

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Crestview & TCS Businesses. The major classes of assets and liabilities included as held for sale related to the Crestview & TCS Businesses are presented in the table below.

December 31, 2017
(in millions)
Assets
Billed receivables	$14
Contracts in process	33
Total current assets	47
Property, plant and equipment, net	34
Goodwill	52
Identifiable intangible assets	2
Total assets classified as held for sale	$135

Liabilities
Accounts payable, trade	$3
Accrued employment costs	2
Accrued expenses	3
Other current liabilities	5
Total current liabilities	13
Deferred income taxes	4
Total liabilities classified as held for sale	$17
Discontinued Operations
Vertex Aerospace. As discussed in Note 1, on June 29, 2018, the Company completed the sale of its Vertex Aerospace business. The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) L3 consolidated total net assets and (2) L3 consolidated total debt.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net sales	$226	$351	$597	$703
Operating costs and expenses (1)	(212)	(332)	(561)	(667)
Operating income from discontinued operations	14	19	36	36
Interest expense allocated to discontinued operations	—	—	(1)	(1)
Gain on sale of businesses	237	—	237	—
Income from discontinued operations before income taxes	251	19	272	35
Income tax expense	(61)	(7)	(66)	(12)
Income from discontinued operations, net of income taxes	$190	$12	$206	$23
__________________

(1)	For the quarterly and first half periods ended June 29, 2018, the Company recognized $3 million of trailing expenses related to the sale of NSS.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The major classes of assets and liabilities that were included in discontinued operations related to Vertex Aerospace are presented in the table below. These balances were classified as current at December 31, 2017 as the sale was expected to be completed within one year and the proceeds are not expected to be used to pay down long-term debt.

December 31, 2017
(in millions)
Assets
Current assets	$284
Property, plant and equipment, net	13
Other intangible assets	7
Other assets	2
Total assets of discontinued operations	$306

Liabilities
Accounts payable, trade	$63
Other current liabilities	131
Current liabilities	194
Long-term liabilities	32
Total liabilities of discontinued operations	$226

2017 Divestitures
During the first half period ended June 30, 2017, the Company completed the sales of the CTC Aviation Jet Services Limited (Aviation Jet Services) business, the L3 Coleman Aerospace (Coleman) business and the Display Product Line. The table below presents pre-tax (loss) gain recognized, the proceeds received and net sales included in continuing operations from these divestitures.

	First Half Ended June 30, 2017
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

First Half Ended
June 30, 2017
(in millions)
Net sales	$10
Income before income taxes	$2
6. Contract Assets and Contract Liabilities
Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue and represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company's consolidated balance sheets (see Note 10).
The table below presents the components of net contract assets (liabilities).

	June 29, 2018	January 1, 2018
	(in millions)
Contract assets	$1,611	$1,349
Contract liabilities — current	(554)	(565)
Contract liabilities — non-current	(33)	(28)
Net contract assets (liabilities)	$1,024	$756
Net contract assets (liabilities) increased from January 1, 2018 to June 29, 2018, primarily due to sales exceeding billings due to contractual billing terms on U.S. Government contracts related to Link Training & Simulation, Space & Power Systems, Advanced Communications and Mission Integration. Contract assets increased by $262 million primarily due to the same factors as discussed above. Contract liabilities decreased by $6 million primarily due to advances received by Mission Integration for aircraft procurements related to U.S. and foreign government contracts during the first half period ended June 29, 2018.
The Company did not recognize any impairment losses on contract assets during the quarterly and first half periods ended June 29, 2018.
For the first half period ended June 29, 2018, the Company recognized sales of $351 million related to its contract liabilities at January 1, 2018.
The components of contract assets are presented in the table below.

	June 29, 2018	January 1, 2018
	(in millions)
Unbilled contract receivables, gross	$2,643	$2,232
Unliquidated progress payments and advances	(1,032)	(883)
Total contract assets	$1,611	$1,349

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
The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to operating costs and expenses by the Company’s U.S. Government contractor businesses for the quarterly and first half periods ended June 30, 2017.

	Second Quarter Ended	First Half Ended
	June 30, 2017	June 30, 2017
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$177	$173
Contract costs incurred:
IRAD and B&P	78	154
Other G&A	199	399
Total	277	553
Amounts charged to operating costs and expenses	(280)	(552)
Amounts included in inventoried contract costs at end of the period	$174	$174
8. Inventories
Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value. The Company's inventories at December 31, 2017 were comprised primarily of amounts related to standard products. In addition, the Company classified inventories related to contracts for complex aerospace and electronic equipment and engineering and technical services according to the customers' specifications as inventoried contract costs, which was a component of contracts in process on the consolidated balance sheet at December 31, 2017. See Note 7 for additional information. In accordance with ASC 606, all inventories that customers do not currently control are classified within inventories on the Company's consolidated balance sheet at June 29, 2018, without regard to whether the goods promised to the customer are standard or customized.

	June 29, 2018	December 31, 2017
	(in millions)
Raw materials, components and sub-assemblies	$318	$184
Work in process	430	98
Finished goods	186	107
Total	$934	$389
Inventories at June 29, 2018 included G&A costs of $62 million. G&A costs incurred and recorded in inventories totaled $597 million during the first half period ended June 29, 2018, and G&A costs charged to expense from inventories totaled $585 million during the first half period ended June 29, 2018. See Note 7 for information on G&A costs included in contracts in process for the quarterly and first half periods ended June 30, 2017.

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

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
Goodwill	$2,856	$1,146	$1,058	$1,659	$6,719
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
December 31, 2017	2,813	1,146	1,023	1,633	6,615
Business acquisitions (1)	16	—	—	43	59
Foreign currency translation adjustments	(15)	(3)	—	(5)	(23)
June 29, 2018	2,814	1,143	1,023	1,671	6,651
Goodwill	2,857	1,143	1,058	1,697	6,755
Accumulated impairment losses	(43)	—	(35)	(26)	(104)
	$2,814	$1,143	$1,023	$1,671	$6,651
__________________

(1)
The increase for the Electronic Systems segment was due to the acquisition of the Latitude Engineering business and the purchase price allocation adjustments for the Doss Aviation and G-Air business acquisitions. The increase for the Sensor Systems segment was due to the acquisition of the Applied Defense Solutions business and the purchase price allocation adjustments for the Adaptive Methods and Kigre business acquisitions.

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

		June 29, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	15	$406	$273	$133	$393	$257	$136
Technology	10	190	121	69	189	114	75
Other	14	34	14	20	29	14	15
Total subject to amortization		630	408	222	611	385	226
IPR&D	indefinite	66	—	66	66	—	66
Total		$696	$408	$288	$677	$385	$292

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Amortization expense	$11	$10	22	20
Based on gross carrying amounts at June 29, 2018, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2018 through 2022 is presented in the table below.

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$44	$42	$33	$27	$23
10. Other Current Liabilities and Other Liabilities
The table below presents the components of other current liabilities.

	June 29, 2018	December 31, 2017
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$75	$69
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	55	63
Accrued interest	28	43
Estimated contingent purchase price payable for acquired businesses and other investments (see Note 16)	17	11
Deferred revenues	—	38
Other	163	143
Total other current liabilities	$338	$367
The table below presents the components of other liabilities.

	June 29, 2018	December 31, 2017
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 12)	$179	$164
Deferred compensation	53	49
Contract liabilities (see Note 6)	33	—
Accrued workers' compensation	24	23
Accrued product warranty costs	23	30
Notes payable and capital lease obligations	19	16
Estimated contingent purchase price payable for acquired businesses (see Note 16)	10	20
Deferred revenues	—	19
Other	75	77
Total other liabilities	$416	$398

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 29, 2018	June 30, 2017
	(in millions)
Accrued product warranty costs:
Balance at January 1	$99	$109
Acquisitions during the period	—	3
Accruals for product warranties issued during the period	25	22
Changes to accruals for product warranties existing before January 1	1	—
Settlements made during the period	(26)	(29)
Foreign currency translation adjustments	(1)	1
Balance at end of period	$98	$106
11. Debt
The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	June 29, 2018	December 31, 2017
	(in millions)
Borrowings under Revolving Credit Facility (1)	$—	$—
5.20% Senior Notes due 2019	317	1,000
4.75% Senior Notes due 2020	265	800
4.95% Senior Notes due 2021	650	650
3.85% Senior Notes due 2023	800	—
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
4.40% Senior Notes due 2028	1,000	—
Principal amount of long-term debt	3,932	3,350
Unamortized discounts	(8)	(7)
Deferred debt issue costs	(24)	(13)
Carrying amount of long-term debt	3,900	3,330
Current portion of long-term debt	(581)	—
Carrying amount of long-term debt, excluding current portion	$3,319	$3,330
__________________

(1)
During the first half period ended June 29, 2018, L3’s aggregate borrowings and repayments under the Credit Facility were $501 million. At June 29, 2018, L3 had the full availability of its $1 billion Credit Facility.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Issuance of Senior Notes
On June 6, 2018, L3 issued two series of senior notes, which are unsecured senior obligations of L3. The terms of each series of senior notes are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds(2)	Effective Interest Rate	Redemption at Treasury Rate(3)(4)
		(dollars in millions)
3.85% Senior Notes due June 15, 2023 (the 2023 Notes)	June 6, 2018	$800	$2	$792	3.89%	20 bps
4.40% Senior Notes due June 15, 2028 (the 2028 Notes)	June 6, 2018	$1,000	$1	$990	4.41%	25 bps
__________________

(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)
The net cash proceeds of $1,782 million (after deduction of the discount, underwriting expenses and commissions and other related expenses) plus cash on hand were used to fund the concurrent cash tender offers (the Tender Offers) for any and all of $1 billion aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (the 2019 Notes) and $800 million aggregate principal amount of 4.75% Senior Notes due July 15, 2020 (the 2020 Notes) and any related redemption of notes not tendered in the Tender Offers.

(3)
The 2023 Notes may be redeemed at any time prior to May 15, 2023 (one month prior to maturity) and the 2028 Notes may be redeemed at any time prior to March 15, 2028 (three months prior to maturity), at the option of L3, in whole or in part, at a redemption price equal to the greater of: (i) 100% of the principal amount, or (ii) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the senior notes), plus the spread indicated in the table above. In addition, if the 2023 Notes and the 2028 Notes are redeemed at any time on or after May 15, 2023 and March 15, 2028, respectively, the redemption price would be equal to 100% of the principal amount.

(4)
Upon the occurrence of a change in control (as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Repurchases and Redemptions of Senior Notes
The table below summarizes the 2019 Notes and the 2020 Notes Tender Offers.

Note	Settlement Type	Date Settled	Aggregate Principal	Principal Tendered	Tender Premium	Cash Tendered(1)	Interest	Total Cash Payments	Debt Retirement Charge(2)
			(dollars in millions)
5.20% Senior Notes due 2019	Tender Offer	June 6, 2018	$1,000	$683	103.282%	$705	$5	$710	$24
4.75% Senior Notes due 2020	Tender Offer	June 6, 2018	$800	$535	104.092%	$557	$10	$567	$24
__________________

(1)	Excludes $1 million of tender offer fees.

(2)	The debt retirement charge includes $1 million of tender offer fees and $3 million which represents the non-cash retirement of associated unamortized debt issue costs and discounts.
On June 6, 2018, the Company initiated the redemption of the 2019 Notes and the 2020 Notes that remained outstanding subsequent to the expiration of the Tender Offers. On July 6, 2018, the Company completed the redemption of the 2019 Notes and the 2020 Notes. The terms of the 2019 Notes and the 2020 Notes redemption are presented in the table below.

Note	Settlement Type	Date Settled	Principal Redeemed	Redemption Premium	Cash Payments	Interest	Total Cash Payments	Debt Retirement Charge(1)
			(dollars in millions)
5.20% Senior Notes due 2019	Redemption	July 6, 2018	$317	103.048%	$327	$4	$331	$10
4.75% Senior Notes due 2020	Redemption	July 6, 2018	$265	103.818%	$275	$6	$281	$11
__________________

(1)	The debt retirement charge includes $1 million which represents the non-cash retirement of associated unamortized debt issue costs and discounts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Guarantees. The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material 100% owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the senior notes is fully and unconditionally guaranteed, jointly and severally, by L3’s material 100% owned domestic subsidiaries that guarantee any of its other indebtedness. The guarantees of the Credit Facility and the senior notes rank pari passu with each other.
12. Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At June 29, 2018, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2012 through 2016 were open. The U.S. Internal Revenue Service (IRS) is auditing the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company expects the audits to conclude within the next 12 months. The Company cannot predict the outcome of the audits at this time.
The U.S. Government enacted U.S. Tax Reform on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, the Company recorded an estimated tax benefit (Preliminary Net Tax Benefit) from U.S. Tax Reform in its consolidated financial statements for the year ended December 31, 2017. The Company did not record any change to the Preliminary Net Tax Benefit on the unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 29, 2018. The Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates the Company has utilized to calculate the tax benefit. The Company expects to finalize the tax benefit from U.S. Tax Reform with the filing of its tax return and at that time will record the difference between the final benefit and the Preliminary Net Tax Benefit previously recorded, if any, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Additionally, the Company is still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
The effective income tax rate for the quarterly period ended June 29, 2018 was 20.3%. Excluding the sale of the Crestview & TCS Businesses, the debt retirement charge and the related income tax impacts of each, the effective income tax rate would have decreased to 15.6% from 23.2% for the quarterly period ended June 30, 2017. The decrease was primarily driven by an increase in tax benefits from equity compensation and the reduction of the U.S. corporate income tax rate enacted under U.S. Tax Reform.
The effective income tax rate for the first half period ended June 29, 2018 was 15.9%. Excluding the sale of the Crestview & TCS Businesses, the debt retirement charge and the related income tax impacts of each, the effective income tax rate would have decreased to 13.5% from 22.3% for the same period last year. The decrease was primarily driven by trends similar to the quarterly period ended June 29, 2018.
At June 29, 2018, the Company anticipates that unrecognized tax benefits will decrease by approximately $44 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.
Current and non-current income taxes payable include accrued potential interest of $17 million ($13 million after income taxes) at June 29, 2018 and $15 million ($11 million after income taxes) at December 31, 2017, and potential penalties of $9 million at June 29, 2018 and $8 million at December 31, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

13. Accumulated Other Comprehensive (Loss) Income (AOCI)
The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2017	$(54)	$9	$(646)	$(691)
Other comprehensive loss before reclassifications, net of tax	(39)	(10)	—	(49)
Amounts reclassified from AOCI, net of tax	—	(1)	27	26
Net current period other comprehensive (loss) income	(39)	(11)	27	(23)
Balance at June 29, 2018	$(93)	$(2)	$(619)	$(714)

Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	71	1	—	72
Amounts reclassified from AOCI, net of tax	—	(1)	19	18
Net current period other comprehensive income	71	—	19	90
Balance at June 30, 2017	$(107)	$6	$(535)	$(636)
Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI (a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Second Quarter Ended		First Half Ended
Details About AOCI Components	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Gain on hedging instruments	$—	$1	$1	$1	Income from continuing operations before income taxes
	$—	$1	$1	$1	Income from continuing operations

Amortization of defined benefit pension and postretirement items:
Net loss (b)	$(17)	$(15)	$(35)	$(30)	Income from continuing operations before income taxes
	4	5	8	11	Provision for income taxes
	$(13)	$(10)	$(27)	$(19)	Income from continuing operations
Total reclassification for the period	$(13)	$(9)	$(26)	$(18)	Income from continuing operations
__________________

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 20 for additional information).
14. Equity
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 1,459,417 shares of its common stock at an average price of $196.97 per share for an aggregate amount of $287 million from January 1, 2018 through June 29, 2018. All share repurchases of L3’s common stock have been recorded as treasury shares.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

From June 30, 2018 through July 20, 2018, L3 repurchased 172,082 shares of its common stock at an average price of $193.85 per share for an aggregate amount of approximately $34 million.
On May 8, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, paid on June 15, 2018 to shareholders of record at the close of business on May 18, 2018. During the first half period ended June 29, 2018, the Company paid $128 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.
On July 10, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, payable on September 17, 2018 to shareholders of record at the close of business on August 17, 2018.
15. L3’s Earnings Per Share
A reconciliation of basic and diluted Earnings Per Share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share data)
Reconciliation of net income:
Net income	$379	$207	$587	$375
Net income from continuing operations attributable to noncontrolling interests	(4)	(5)	(9)	(9)
Net income attributable to L3’s common shareholders	$375	$202	$578	$366
Earnings attributable to L3’s common shareholders:
Continuing operations	$185	$190	$372	$343
Discontinued operations, net of income tax	190	12	206	23
Net income attributable to L3’s common shareholders	$375	$202	$578	$366
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.4	78.0	78.3	77.8
Basic earnings per share:
Continuing operations	$2.36	$2.44	$4.75	$4.40
Discontinued operations, net of income tax	2.42	0.15	2.63	0.30
Net income	$4.78	$2.59	$7.38	$4.70
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.4	78.0	78.3	77.8
Effect of dilutive securities	1.0	1.5	1.3	1.6
Common and potential common shares	79.4	79.5	79.6	79.4
Diluted earnings per share:
Continuing operations	$2.33	$2.39	$4.67	$4.32
Discontinued operations, net of income tax	2.39	0.15	2.59	0.29
Net income	$4.72	$2.54	$7.26	$4.61
The computation of diluted EPS excludes 0.3 million shares for each of the quarterly and first half periods ended June 29, 2018 and 0.4 million shares and 0.3 million shares for the quarterly and first half periods ended June 30, 2017, respectively, for share-based payment awards as they were anti-dilutive.

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

	June 29, 2018			December 31, 2017
Description	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in millions)
Assets
Cash equivalents	$955	$—	$—	$310	$—	$—
Derivatives (foreign currency forward contracts)	—	3	—	—	11	—
Total assets	$955	$3	$—	$310	$11	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$8	$—	$—	$1	$—
Contingent consideration	—	—	27	—	—	31
Total liabilities	$—	$8	$27	$—	$1	$31
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
The contingent consideration liabilities represent the future potential earn-out payments relating to the acquisitions of MacDonald Humfrey (Automation) Limited, renamed L3 MacDonald Humfrey (MacH), on November 22, 2016, Open Water Power, Inc., renamed L3 Open Water Power, Inc. (Open Water Power), on May 19, 2017 and Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc. (Latitude Engineering) on June 28, 2018 and achieving certain milestones related to the Peak Nano investment. The fair value of the MacH contingent consideration liability, and a portion of the Latitude Engineering contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019, and the aggregate revenue of Latitude Engineering as of each year within the four-year period ended December 31, 2021. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) projected revenues of the acquired businesses, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability and a portion of the Latitude Engineering contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power and Latitude Engineering through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within operating costs and expenses in the unaudited condensed consolidated statements of operations.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes to contingent consideration obligations during the first half period ended June 29, 2018.

June 29, 2018
(in millions)
Balance at beginning of period	$31
Acquisitions and investments	10
Cash payments	(2)
Changes in fair value of contingent consideration, net	(12)
Balance at end of period	$27
17. Financial Instruments
At June 29, 2018 and December 31, 2017, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	June 29, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior notes (1)	$3,900	$3,944	$3,330	$3,502
Foreign currency forward contracts (2)	$(5)	$(5)	$10	$10
__________________

(1)	The Company measures the fair value of its senior notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

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
Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, the United Arab Emirates dirham, the British pound and the New Zealand dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 29, 2018.

Currency	Notional Amounts
(in millions)
Canadian dollar	$183
U.S. dollar	145
Euro	80
United Arab Emirates dirham	12
British pound	11
New Zealand dollar	7
Total	$438
At June 29, 2018, the Company’s foreign currency forward contracts had maturities through 2023.
The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 29, 2018				December 31, 2017
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts (1)	$3	$—	$6	$2	$11	$—	$1	$—
Derivatives not designated as hedging instruments:
Contingent consideration (2)	—	—	6	—	—	—	—	—
Total derivative instruments	$3	$—	$12	$2	$11	$—	$1	$—
__________________

(1)	See Note 16 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)	See Note 16 for additional information on Peak Nano contingent consideration liability.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were a pre-tax gain of $1 million for the quarterly period ended June 30, 2017 and pre-tax gains of $1 million for each of the first half periods ended June 29, 2018 and June 30, 2017. At June 29, 2018, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months was $5 million.
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
In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 29, 2018, the Company recorded approximately $2 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in the matter set forth below, unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in such matter. With respect to any litigation matter below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that any of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

20. Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Components of net periodic benefit cost:
Service cost	$26	$25	$52	$50	$1	$—	$1	$1
Interest cost	36	36	72	71	1	1	2	2
Expected return on plan assets	(56)	(49)	(112)	(98)	(1)	(1)	(2)	(2)
Amortization of net loss (gains)	18	15	37	31	(1)	—	(2)	(1)
Net periodic benefit cost	$24	$27	$49	$54	$—	$—	$(1)	$—
The components of net periodic benefit cost other than the service cost component are included in interest and other income, net, in the unaudited condensed consolidated statements of operations. Service cost is included in operating costs and expenses in the unaudited condensed consolidated statements of operations.
Contributions. The Company contributed cash of $28 million to its pension plans and $3 million to its other postretirement benefit plans during the first half period ended June 29, 2018. The Company expects to contribute an additional $72 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2018.
21. Stock-Based Compensation
During the first half period ended June 29, 2018, the Company granted stock-based awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the first half period ended June 29, 2018 are further discussed below.
Stock Options. The Company granted 201,041 stock options with a weighted average exercise price of $210.60 per option, which was equal to the closing price of L3’s common stock on the date of grant. Options expire 10 years after the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman, Chief Executive Officer and President are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $38.02 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.2
Expected volatility	19.8%
Expected dividend yield	1.8%
Risk-free interest rate	2.7%
Restricted Stock Units. The Company granted 246,342 restricted stock units with a weighted average grant date fair value of $210.39 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the first half period ended June 29, 2018, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Performance Units. The Company granted 21,546 performance units with a weighted average grant date fair value per unit of $210.54. The final payout for these units is based on the achievement of pre-determined EPS goals established by the Compensation Committee of the Company’s Board of Directors for the three-year period ending December 31, 2020. Units earned can range from zero to 200% of the original number of units awarded, which are converted into shares of L3’s common stock.
22. Supplemental Cash Flow Information

	First Half Ended
	June 29, 2018	June 30, 2017
	(in millions)
Interest paid	$97	$83
Income tax payments	$54	$96
Income tax refunds	$3	$7
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
The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net Sales:
Electronic Systems	$828	$789	$1,630	$1,549
Aerospace Systems	751	681	1,450	1,382
Communication Systems	563	555	1,062	1,098
Sensor Systems	482	394	894	748
Elimination of intercompany sales	(41)	(34)	(82)	(71)
Consolidated total	$2,583	$2,385	$4,954	$4,706
Operating Income:
Electronic Systems	$113	$103	$221	$193
Aerospace Systems	61	56	118	112
Communication Systems	45	84	82	126
Sensor Systems	54	51	103	100
Segment total	273	294	524	531
Gain on sale of the Crestview & TCS Businesses	48	—	48	—
Consolidated total	$321	$294	$572	$531
Depreciation and amortization:
Electronic Systems	$24	$17	$43	$35
Aerospace Systems	12	13	24	24
Communication Systems	11	12	24	24
Sensor Systems	13	12	25	23
Consolidated total	$60	$54	$116	$106

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	June 29, 2018	December 31, 2017
	(in millions)
Total Assets:
Electronic Systems	$4,990	$4,796
Aerospace Systems	2,200	2,014
Communication Systems	2,142	2,063
Sensor Systems	2,890	2,706
Corporate	1,308	709
Assets held for sale	—	135
Assets of discontinued operations	—	306
Consolidated total	$13,530	$12,729
Disaggregation of Total Net Sales. The Company disaggregates its sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of its segments, as the Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.
Sales by End Customer. Direct sales to the end customer represented approximately 64% of the Company’s consolidated sales for each of the quarterly and first half periods ended June 29, 2018, and indirect sales as a subcontractor or supplier represented the remaining 36%. The tables below present total net sales disaggregated by end customer.

	Second Quarter Ended June 29, 2018
End Customer	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Total DoD	$443	$624	$426	$240	$1,733
Other U.S. Government	40	7	24	22	93
Total U.S. Government	483	631	450	262	1,826
Foreign governments (1)	74	103	39	155	371
Commercial — foreign	177	6	25	14	222
Commercial — domestic	78	1	40	45	164
Total	$812	$741	$554	$476	$2,583

	First Half Ended June 29, 2018
End Customer	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Total DoD	$860	$1,192	$797	$446	$3,295
Other U.S. Government	79	12	48	47	186
Total U.S. Government	939	1,204	845	493	3,481
Foreign governments (1)	142	206	73	281	702
Commercial — foreign	344	14	46	35	439
Commercial — domestic	172	3	83	74	332
Total	$1,597	$1,427	$1,047	$883	$4,954
__________________

(1)	Includes sales under foreign military sales agreements, which are made directly between the U.S. Government and foreign governments.
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
Substantially all of the Company’s cost-plus type contracts and time-and-material type contracts are with U.S. Government customers, while sales to foreign government and commercial customers are generally transacted under fixed-price sales arrangements and are included in the Company’s fixed-price contract type sales. The tables below present total net sales disaggregated by contract type.

	Second Quarter Ended June 29, 2018
Contract Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Fixed-price(1)	$680	$398	$403	$391	$1,872
Cost-plus(2)	118	292	133	83	626
Time-and-material	14	51	18	2	85
Total sales	$812	$741	$554	$476	$2,583

	First Half Ended June 29, 2018
Contract Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Fixed-price(1)	$1,344	$764	$732	$724	$3,564
Cost-plus(2)	226	561	281	154	1,222
Time-and-material	27	102	34	5	168
Total sales	$1,597	$1,427	$1,047	$883	$4,954
__________________

(1)
Includes fixed-price incentive fee type contracts, which contributed approximately 1% to the Company's total net sales for quarterly period ended June 29, 2018 and 2% for the first half period ended June 29, 2018.

(2)	Includes cost-plus award and incentive fee type contracts, which contributed approximately 4% to the Company's total net sales for each of the quarterly and first half periods ended June 29, 2018.
Sales by Deliverable Type: The tables below present total net sales disaggregated by the type of deliverable, which is determined by the Company at the performance obligation level.

	Second Quarter Ended June 29, 2018
Sales by Deliverable Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Products	$578	$405	$397	$406	$1,786
Services	234	336	157	70	797
Total sales	$812	$741	$554	$476	$2,583

	First Half Ended June 29, 2018
Sales by Deliverable Type	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Products	$1,138	$777	$761	$756	$3,432
Services	459	650	286	127	1,522
Total sales	$1,597	$1,427	$1,047	$883	$4,954

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Revenue Recognition Method: The tables below present total net sales disaggregated based on the revenue recognition method applied.

	Second Quarter Ended June 29, 2018
Revenue Recognition Method	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Cost to cost method	$548	$713	$455	$226	$1,942
Point in time	175	11	76	222	484
Output method	71	1	5	11	88
Billing method	18	16	18	17	69
Total sales	$812	$741	$554	$476	$2,583

	First Half Ended June 29, 2018
Revenue Recognition Method	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated L3
			(in millions)
Cost to cost method	$1,081	$1,379	$845	$439	$3,744
Point in time	369	13	153	381	916
Output method	122	1	12	27	162
Billing method	25	34	37	36	132
Total sales	$1,597	$1,427	$1,047	$883	$4,954
24. Severance and Restructuring Related Costs
Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $6 million and $14 million of severance and restructuring related costs with respect to approximately 400 employees during the quarterly and first half periods ended June 29, 2018, respectively. During the year ended December 31, 2017, the Company recorded a total of $101 million of severance and restructuring related costs with respect to approximately 1,500 employees. Severance and restructuring related costs are reported within operating costs and expenses on the unaudited condensed consolidated statements of operations. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Reportable Segment
Electronic Systems	$2	$2	$4	$5
Aerospace Systems	—	1	1	1
Communication Systems	3	9	8	18
Sensor Systems	1	—	1	2
Consolidated	$6	$12	$14	$26

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The Company had severance and restructuring related liabilities of $15 million and $23 million included in other current liabilities on the Company’s balance sheets at June 29, 2018 and December 31, 2017, respectively. The remaining liability balance at June 29, 2018 is expected to be paid primarily by the second quarter of 2019. The table below presents the change to the Company’s severance and restructuring related liability during the first half period ended June 29, 2018.

June 29, 2018
(in millions)
Balance at beginning of period	$23
Additional provisions	14
Cash payments	(22)
Balance at end of period	$15
25. Condensed Combining Financial Information of L3 and Its Subsidiaries
The debt of L3, including the senior notes and borrowings under amounts drawn against the Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its 100% owned domestic subsidiaries (the Guarantor Subsidiaries). See Note 9 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the Non-Guarantor Subsidiaries) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.
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
	(in millions)
Condensed Combining Balance Sheets:
At June 29, 2018
Current assets:
Cash and cash equivalents	$1,055	$19	$307	$(15)	$1,366
Billed receivables, net	285	315	263	—	863
Contract assets	616	810	185	—	1,611
Inventories	393	315	226	—	934
Prepaid expenses and other current assets	112	150	70	—	332
Total current assets	2,461	1,609	1,051	(15)	5,106
Goodwill	2,273	2,828	1,550	—	6,651
Other assets	707	712	354	—	1,773
Investment in and amounts due from consolidated subsidiaries	5,668	6,614	—	(12,282)	—
Total assets	$11,109	$11,763	$2,955	$(12,297)	$13,530
Current portion of long-term debt	$581	$—	$—	$—	$581
Current liabilities	774	864	599	(15)	2,222
Amounts due to consolidated subsidiaries	—	—	426	(426)	—
Other long-term liabilities	991	757	148	—	1,896
Long-term debt	3,319	—	—	—	3,319
Total liabilities	5,665	1,621	1,173	(441)	8,018
L3 shareholders’ equity	5,444	10,142	1,782	(11,924)	5,444
Noncontrolling interests	—	—	—	68	68
Total equity	5,444	10,142	1,782	(11,856)	5,512
Total liabilities and equity	$11,109	$11,763	$2,955	$(12,297)	$13,530

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2017
Current assets:
Cash and cash equivalents	$432	$16	$285	$(71)	$662
Billed receivables, net	266	244	213	—	723
Contracts in process	706	912	315	—	1,933
Prepaid expenses and other current assets	330	235	124	—	689
Assets held for sale	—	135	—	—	135
Assets of discontinued operations	306	—	—	—	306
Total current assets	2,040	1,542	937	(71)	4,448
Goodwill	2,248	2,844	1,523	—	6,615
Other assets	658	687	321	—	1,666
Investment in and amounts due from consolidated subsidiaries	5,513	6,398	—	(11,911)	—
Total assets	$10,459	$11,471	$2,781	$(11,982)	$12,729
Current liabilities	$811	$832	$564	$(71)	$2,136
Liabilities held for sale	—	17	—	—	17
Liabilities of discontinued operations	226	—	—	—	226
Amounts due to consolidated subsidiaries	—	—	330	(330)	—
Other long-term liabilities	1,009	729	131	—	1,869
Long-term debt	3,330	—	—	—	3,330
Total liabilities	5,376	1,578	1,025	(401)	7,578
L3 shareholders’ equity	5,083	9,893	1,756	(11,649)	5,083
Noncontrolling interests	—	—	—	68	68
Total equity	5,083	9,893	1,756	(11,581)	5,151
Total liabilities and equity	$10,459	$11,471	$2,781	$(11,982)	$12,729

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended June 29, 2018:
Total net sales	$919	$1,328	$431	$(95)	$2,583
Total operating costs and expenses	(819)	(1,239)	(347)	95	(2,310)
Gain on sale of the Crestview & TCS Businesses	—	48	—	—	48
Operating income	100	137	84	—	321
Interest expense	(43)	—	(1)	—	(44)
Interest and other income, net	6	1	1	—	8
Debt retirement charge	(48)	—	—	—	(48)
Income from continuing operations before income taxes	15	138	84	—	237
Provision for income taxes	(4)	(26)	(18)	—	(48)
Equity in net income of consolidated subsidiaries	174	47	—	(221)	—
Income from continuing operations	185	159	66	(221)	189
Income from discontinued operations, net of income taxes	190	—	—	—	190
Net income	375	159	66	(221)	379
Net income attributable to noncontrolling interests	—	—	—	(4)	(4)
Net income attributable to L3	$375	$159	$66	$(225)	$375
Comprehensive income attributable to L3	$306	$85	$(11)	$(74)	$306

For the quarter ended June 30, 2017:
Total net sales	$894	$1,193	$399	$(101)	$2,385
Total operating costs and expenses	(810)	(1,049)	(333)	101	(2,091)
Operating income	84	144	66	—	294
Interest expense	(42)	—	—	—	(42)
Interest and other income, net	2	—	—	—	2
Income from continuing operations before income taxes	44	144	66	—	254
Provision for income taxes	(10)	(34)	(15)	—	(59)
Equity in net income of consolidated subsidiaries	156	35	—	(191)	—
Income from continuing operations	190	145	51	(191)	195
Income from discontinued operations, net of income taxes	12	—	—	—	12
Net income	202	145	51	(191)	207
Net income attributable to noncontrolling interests	—	—	—	(5)	(5)
Net income attributable to L3	$202	$145	$51	$(196)	$202
Comprehensive income attributable to L3	$264	$192	$104	$(296)	$264

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the first half period ended June 29, 2018:
Total net sales	$1,726	$2,567	$853	$(192)	$4,954
Total operating costs and expenses	(1,541)	(2,394)	(687)	192	(4,430)
Gain on sale of the Crestview & TCS Businesses	—	48	—	—	48
Operating income	185	221	166	—	572
Interest expense	(84)	—	(1)	—	(85)
Interest and other income, net	11	1	2	—	14
Debt retirement charge	(48)	—	—	—	(48)
Income from continuing operations before income taxes	64	222	167	—	453
Provision for income taxes	(10)	(35)	(27)	—	(72)
Equity in net income of consolidated subsidiaries	318	93	—	(411)	—
Income from continuing operations	372	280	140	(411)	381
Income from discontinued operations, net of income tax	206	—	—	—	206
Net income	578	280	140	(411)	587
Net income attributable to noncontrolling interests	—	—	—	(9)	(9)
Net income attributable to L3	$578	$280	$140	$(420)	$578
Comprehensive income attributable to L3	$555	$237	$96	$(333)	$555

For the first half period ended June 30, 2017:
Total net sales	$1,744	$2,389	$750	$(177)	$4,706
Total operating costs and expenses	(1,581)	(2,145)	(626)	177	(4,175)
Operating income	163	244	124	—	531
Interest expense	(84)	—	—	—	(84)
Interest and other income, net	5	—	1	—	6
Income from continuing operations before income taxes	84	244	125	—	453
Provision for income taxes	(19)	(54)	(28)	—	(101)
Equity in net income of consolidated subsidiaries	278	58	—	(336)	—
Income from continuing operations	343	248	97	(336)	352
Income from discontinued operations, net of income tax	23	—	—	—	23
Net income	366	248	97	(336)	375
Net income attributable to noncontrolling interests	—	—	—	(9)	(9)
Net income attributable to L3	$366	$248	$97	$(345)	$366
Comprehensive income attributable to L3	$456	$308	$170	$(478)	$456

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the first half period ended June 29, 2018:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$195	$(100)	$88	$(5)	$178
Investing activities:
Business acquisitions, net of cash acquired	(69)	—	—	—	(69)
Proceeds from sale of businesses, net of closing date cash balances	360	175	—	—	535
Other investing activities	(79)	(38)	(19)	—	(136)
Net cash from (used in) investing activities from continuing operations	212	137	(19)	—	330
Financing activities:
Proceeds from sale of senior notes	1,798	—	—	—	1,798
Repurchases and redemptions of senior notes	(1,263)	—	—	—	(1,263)
Common stock repurchased	(287)	—	—	—	(287)
Dividends paid	(128)	—	—	—	(128)
Other financing activities	89	(34)	(39)	61	77
Net cash from (used in) financing activities from continuing operations	209	(34)	(39)	61	197
Effect of foreign currency exchange rate changes on cash	—	—	(8)	—	(8)
Net increase in cash and cash equivalents of discontinued operations	7	—	—	—	7
Net increase in cash	623	3	22	56	704
Cash and cash equivalents, beginning of the period	432	16	285	(71)	662
Cash and cash equivalents, end of the period	$1,055	$19	$307	$(15)	$1,366

For the first half period ended June 30, 2017:
Operating activities:
Net cash from operating activities from continuing operations	$137	$101	$118	$(41)	$315
Investing activities:
Business acquisitions, net of cash acquired	(191)	—	—	—	(191)
Proceeds from sale of businesses, net of closing date cash balances	15	—	1	—	16
Other investing activities	(33)	11	(10)	—	(32)
Net cash (used in) from investing activities from continuing operations	(209)	11	(9)	—	(207)
Financing activities:
Common stock repurchased	(26)	—	—	—	(26)
Dividends paid	(119)	—	—	—	(119)
Other financing activities	164	(117)	(124)	92	15
Net cash from (used in) financing activities from continuing operations	19	(117)	(124)	92	(130)
Effect of foreign currency exchange rate changes on cash	—	—	10	—	10
Net increase in cash and cash equivalents of discontinued operations	34	—	—	—	34
Net decrease in cash	(19)	(5)	(5)	51	22
Cash and cash equivalents, beginning of the period	291	5	203	(136)	363
Cash and cash equivalents, end of the period	$272	$—	$198	$(85)	$385

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

During the preparation of the condensed consolidating financial information of the Company and its subsidiaries for the quarter ended June 29, 2018, the Company determined the Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns of the Condensed Combining Balance Sheet at December 31, 2017 and March 30, 2018 contained errors which understated total assets, total liabilities and equity of the guarantor subsidiaries reflected as non-guarantor subsidiaries and overstated total assets, total liabilities and equity of the non-guarantor subsidiaries. The errors related to certain guarantor subsidiaries reflected as non-guarantor subsidiaries and understating the equity in net income of certain guarantor subsidiaries. As a result of these errors, the guarantor subsidiaries and non-guarantor subsidiaries columns of the Condensed Combining Statements of Operations for the quarter ended June 30, 2017 and for the half year ended June 30, 2017 understated net income of the guarantor subsidiaries and overstated net income of the non-guarantor subsidiaries. The errors did not impact the Condensed Combining Statement of Cash Flows. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the disclosure errors were not material to the Company's previously issued annual and quarter financial statements taken as a whole. The Company has revised the reported amounts for Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Eliminations in the December 31, 2017 Condensed Combining Balance Sheet, and the Condensed Combining Statements of Operations for the quarterly period ended June 30, 2017 and for the first half period ended June 30, 2017, to correct for these errors as enumerated below. Additionally, the effect of changes in the guarantor subsidiaries resulting from the sale of Vertex Aerospace which occurred on June 29, 2018 are being retrospectively reflected in the below guarantor adjustment column.

Condensed Combining Balance Sheet (at December 31, 2017)

	As Reported			Adjustment			As Adjusted
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination
	(in millions)
Total assets	$10,270	$3,156	$(10,930)	$1,201	$(375)	$(1,052)	$11,471	$2,781	$(11,982)
Total liabilities	$1,756	$1,091	$(419)	$(178)	$(66)	$18	$1,578	$1,025	$(401)
Total equity	$8,514	$2,065	$(10,511)	$1,379	$(309)	$(1,070)	$9,893	$1,756	$(11,581)

Condensed Combining Statement of Operations (Second Quarter Ended June 30, 2017)

	As Reported			Adjustment			As Adjusted
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination
	(in millions)
Net income	$117	$52	$(164)	$28	$(1)	$(27)	$145	$51	$(191)

Condensed Combining Statement of Operations (First Half Ended June 30, 2017)

	As Reported			Adjustment			As Adjusted
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination
	(in millions)
Net Income	$201	$100	$(292)	$47	$(3)	$(44)	$248	$97	$(336)

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
We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Link Training & Simulation, Power & Propulsion Systems, Commercial Aviation Solutions, Precision Engagement Systems and Security & Detection Systems.
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
We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as ASC 606), effective January 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the quarter ended June 29, 2018 (2018 second quarter) and the first half period ended June 29, 2018 (2018 first half) are presented under ASC 606, while the quarter ended June 30, 2017 (2017 second quarter) and the first half period ended June 30, 2017 (2017 first half) are presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. The cumulative effect of the change in accounting for periods prior to January 1, 2018 was recognized through retained earnings at the date of adoption.
On June 29, 2018, we completed the sale of the Vertex Aerospace businesses for a sale price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, we recognized: (1) a pre-tax gain from continuing operations of $48 million ($25 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $237 million ($180 million after income taxes) related to the Vertex Aerospace business. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.
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
On February 12, 2018, the Trump Administration submitted its FY 2019 DoD budget request to Congress, totaling $686 billion ($617 billion base budget, $69 billion OCO funding) and representing an increase of 3% compared to FY 2018 enacted levels. On May 24, 2018, the House passed its version of the FY 2019 National Defense Authorization Act (NDAA), and on June 18, 2018, the Senate passed its version of the FY19 NDAA. Both the House and Senate versions of the FY19 NDAA authorize a base DoD budget of $617 billion and $69 billion in OCO funding, consistent with the President’s FY 2019 budget request. The House and Senate versions have a host of differences that we expect Congress to reconcile with a target for enactment not later than the end of the government’s current fiscal year (September 30, 2018). On June 28, 2018, the House passed its version of the FY 2019 DoD Appropriations bill. As of today, the Senate has yet to take up its version of the FY 2019 DoD Appropriations bill.
While the BBA and the 2018 Appropriations Act provide a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, including uncertainties regarding BCA sequestration cuts after FY 2019, and, therefore, future DoD budgets and spending levels are difficult to predict. Although uncertainty exists, we believe that L3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Sales Trends. For the 2018 second quarter, consolidated net sales of $2,583 million increased by $198 million, or 8%, compared to the 2017 second quarter. Organic sales increased by $178 million, or 7%, to $2,563 million for the 2018 second quarter. Organic sales exclude $20 million of sales increases related to business acquisitions.
For the 2018 first half, consolidated net sales of $4,954 million increased by $248 million, or 5%, compared to the 2017 first half. Organic sales increased by $217 million, or 5%, to $4,913 million for the 2018 first half. Organic sales exclude $41 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. See “Results of Operations”, including segment results below, for a further discussion of sales.
We derived approximately 66% of our 2017 sales from DoD customers; as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances and those with clearances of top-secret and above. We expect our 2018 consolidated sales to increase by approximately 6% compared to 2017, including an organic sales increase of 5%. We expect organic sales to the DoD and U.S. Government to increase by approximately 6% and organic international sales to decline by approximately 3% due to the completion of certain contracts with foreign governments. We expect organic commercial sales to increase by approximately 12% primarily for commercial aviation products.
Operating Income and Margin Trends. For the 2018 second quarter, our consolidated operating income was $321 million, and our consolidated operating margin was 12.4%. Our consolidated operating income and consolidated operating margin for the 2018 second quarter were impacted by the gain on sale of the Crestview & TCS Businesses of $48 million, which is further discussed below. The gain on sale of the Crestview & TCS Businesses is excluded from segment operating income because it is excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income was $273 million for the 2018 second quarter, a decrease of 7% from $294 million for the 2017 second quarter, and our segment operating income as a percentage of sales (segment operating margin) was 10.6% for the 2018 second quarter, a decrease of 170 basis points from 12.3% for the 2017 second quarter. In addition, general and administrative expenses as a percentage of sales was 14.8% for the 2018 second quarter, compared to 15.1% for the 2017 second quarter.
For the 2018 first half, our consolidated operating income was $572 million, and our consolidated operating margin was 11.5%. Our consolidated operating income and consolidated operating margin for the 2018 first half were impacted by the gain on sale of the Crestview & TCS Businesses of $48 million. Our segment operating income was $524 million for the 2018 first half, a decrease of 1% from $531 million for the 2017 first half, and our segment operating margin was 10.6% for the 2018 first half, a decrease of 70 basis points from 11.3% for the 2017 first half. See “Results of Operations”, including segment results below, for a further discussion of operating margin. In addition, general and administrative expenses as a percentage of sales was 15.7% for the 2018 first half, compared to 15.2% for the 2017 first half. The increase was primarily due to $36 million of higher research and development costs primarily at Sensor Systems segment and $15 million for new product introduction expenses in newly acquired businesses.
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
Operating Cash Flow Trends. We generated $178 million of Operating Cash Flow during the 2018 first half, a decrease of $137 million compared with $315 million generated during the 2017 first half. The decrease in Operating Cash Flow was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts.

U.S. Tax Reform
The U.S. Government enacted the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, we recorded an estimated tax benefit (Preliminary Net Tax Benefit) from U.S. Tax Reform in our consolidated financial statements for the year ended December 31, 2017. We did not record any change to the Preliminary Net Tax Benefit on the unaudited condensed consolidated financial statements for the 2018 second quarter and the 2018 first half. The Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform, legislative action to clarify the interpretation of U.S. Tax Reform and changes to estimates we have utilized to calculate the tax benefit. We expect to finalize the tax benefit from U.S. Tax Reform with the filing of our tax return and at that time will record the difference between the final benefit and the Preliminary Net Tax Benefit previously recorded, if any, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Additionally, we are still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
Discontinued Operations
Vertex Aerospace. As discussed in Note 1 to our unaudited condensed consolidated financial statements, on June 29, 2018, we completed the sale of the Vertex Aerospace business. The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) L3 consolidated total net assets and (2) L3 consolidated total debt. See Note 5 to the unaudited condensed consolidated financial statements for additional information.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net sales	$226	$351	$597	$703
Operating costs and expenses (1)	(212)	(332)	(561)	(667)
Operating income from discontinued operations	14	19	36	36
Interest expense allocated to discontinued operations	—	—	(1)	(1)
Gain on sale of businesses	237	—	237	—
Income from discontinued operations before income taxes	251	19	272	35
Income tax expense	(61)	(7)	(66)	(12)
Income from discontinued operations, net of income taxes	$190	$12	$206	$23
__________________

(1)	For the quarterly and first half periods ended June 29, 2018, we recognized $3 million of trailing expenses related to the sale of NSS.
Business Acquisitions and Divestitures
Our Annual Report on Form 10-K summarizes the business acquisitions and divestitures that we completed during the three years ended December 31, 2017. During the 2018 first half, we acquired Applied Defense Solutions, Inc., a leading aerospace engineering, software development and space situational awareness company, renamed L3 ADS, Inc. We also acquired Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc. Latitude Engineering is engaged in the design, manufacturing, integration, servicing, operation and support of hybrid quadrotor unmanned aerial systems. On July 11, 2018, we announced that we were entering into a definitive agreement to acquire Azimuth Security and Linchpin Labs, two information security businesses that significantly strengthen our existing C6ISR (Command, Control, Communications, Computers, Cyber-Defense and Combat Systems, and Intelligence, Surveillance and Reconnaissance) capabilities and create synergies to drive future growth in cyber and international markets. See Note 5 to our unaudited condensed consolidated financial statements for additional information regarding our acquisitions and divestitures.
Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations
The table below provides L3’s selected financial data, excluding discontinued operations, for the 2018 second quarter compared with the 2017 second quarter and the 2018 first half compared with the 2017 first half.

	Second Quarter Ended				First Half Ended
(in millions, except per share data)	June 29, 2018	June 30, 2017	Increase/(decrease)		June 29, 2018	June 30, 2017	Increase/(decrease)
Net sales (1)	$2,583	$2,385	8%		$4,954	$4,706	5%
Operating income (1)	321	294	9%		572	531	8%
Gain on sale of the Crestview & TCS Businesses	(48)	—	nm		(48)	—	nm
Segment operating income (2)	$273	$294	(7)%		$524	$531	(1)%
Operating margin	12.4%	12.3%	10	bpts	11.5%	11.3%	20	bpts
Segment operating margin	10.6%	12.3%	(170)	bpts	10.6%	11.3%	(70)	bpts
Interest expense and other	$(36)	$(40)	(10)%		$(71)	$(78)	(9)%
Debt retirement charge	$(48)	$—	nm		$(48)	$—	nm
Effective income tax rate	20.3%	23.2%	(290)	bpts	15.9%	22.3%	(640)	bpts
Net income from continuing operations attributable to L3	$185	$190	(3)%		$372	$343	8%
Diluted earnings per share from continuing operations	$2.33	$2.39	(3)%		$4.67	$4.32	8%
Adjusted diluted earnings per share from continuing operations (3)	$2.47	$2.39	3%		$4.81	$4.32	11%
Diluted weighted average common shares outstanding	79.4	79.5	—%		79.6	79.4	—%
__________________

(1)___The adoption of ASC 606 resulted in a net increase to sales of approximately $45 million and no impact to operating income for the 2018 second quarter and resulted in net increases to sales and operating income by approximately $121 million and $19 million, respectively, for the 2018 first half. Under ASC 606, sales from certain contracts previously accounted for under the units-of-delivery method are recognized earlier in the performance period as costs are incurred as opposed to when the units are delivered under ASC 605. See Note 3 to our unaudited condensed consolidated financial statements for additional information on the impact by segment.

(2)___Results for the 2017 second quarter and first half include the sale of the company's property in San Carlos, California, which resulted in a pre-tax gain of $42 million ($26 million after-tax or $0.33 per share) and $64 million of cash proceeds.

(3)___Adjusted diluted EPS from continuing operations is diluted EPS from continuing operations excluding: (i) the gain on sale of the Crestview & TCS Businesses of $0.31 per diluted share and (ii) the debt retirement charge of $0.45 per diluted share. Adjusted diluted EPS from continuing operations is not calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the gain relating to the Crestview & TCS Businesses divestiture and the debt retirement charge affect the comparability of the results of operations and that disclosing diluted EPS from continuing operations excluding these items is useful to investors as it allows investors to more easily compare 2018 results to 2017 results. However, these non-GAAP financial measures may not be defined or calculated by other companies in the same manner.

nm - not meaningful
Net Sales: For the 2018 second quarter, consolidated net sales of $2,583 million increased $198 million, or 8%, compared to the 2017 second quarter. Organic sales increased by $178 million, or 7%, to $2,563 million for the 2018 second quarter. Organic sales exclude $20 million of sales increases related to business acquisitions. For the 2018 second quarter, organic sales to the U.S. Government increased $158 million, or 10%, to $1,811 million and organic sales to international and commercial customers increased $20 million, or 3%, to $752 million.
Sales from products increased by $106 million to $1,786 million for the 2018 second quarter, compared to $1,680 million for the 2017 second quarter. Sales from products represented approximately 69% of consolidated net sales for the 2018 second quarter compared to 70% for the 2017 second quarter. The increase in sales from products is due to: (1) higher volume of space products and systems and commercial maritime systems, (2) increased deliveries of night vision products, precision engagement systems and airborne turret systems, and (3) procurement of one Compass Call Recap aircraft. These increases were partially offset by lower volume for Unmanned Aerial Vehicle (UAV) communication systems. See reportable segment results below for additional detail.
Cost of sales from products increased by $96 million to $1,349 million for the 2018 second quarter, compared to $1,253 million for the 2017 second quarter. The increase was primarily due to higher products cost of sales of $60 million at Mission Integration, $48 million at Space & Power Systems, $27 million at Precision Engagement Systems, $15 million at Maritime Sensor Systems, $11 million at Security & Detection Systems, $8 million at Airborne Sensor Systems, and $2 million at Warrior Systems partially offset by $75 million primarily at Broadband Communication Systems, consistent with the change in sales from products described above.
    Sales from services increased by $92 million to $797 million for the 2018 second quarter, compared to $705 million for the 2017 second quarter. Sales from services represented approximately 31% of consolidated net sales for the 2018 second quarter compared to 30% for the 2017 second quarter. The increase in sales for services is due to: (1) higher volume for the Presidential Aircraft Recap Program, commercial and military training and simulation, operational and sustainment on U.S. Army satellite communication systems, and systems engineering on mission management system architecture and (2) business acquisitions. See reportable segment results below for additional detail.
Cost of sales from services increased by $99 million to $578 million for the 2018 second quarter, compared to $479 million for the 2017 second quarter. The increase was primarily due to higher services cost of sales of $64 million at Broadband Communication Systems, $18 million Mission Integration, $10 million at Commercial Aviation Solutions and $7 million at Link Training & Simulation, consistent with the change in sales from services described above.
For the 2018 first half, consolidated net sales of $4,954 million increased $248 million, or 5%, compared to the 2017 first half. Organic sales increased by $217 million, or 5%, to $4,913 million for the 2018 first half. Organic sales exclude $41 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. For the 2018 first half, organic sales to the U.S. Government increased $177 million, or 5%, to $3,451 million, and organic sales to international and commercial customers increased $40 million, or 3%, to $1,462 million.

Sales from products increased by $148 million to $3,432 million for the 2018 first half, compared to $3,284 million for the 2017 first half. Sales from products represented approximately 69% of consolidated net sales for the 2018 first half compared to 70% for the 2017 first half. The increase in sales from products is due to: (1) higher volume of space products and systems and compact towed arrays, (2) increased deliveries of night vision products, precision engagement systems, electronic warfare countermeasures, airborne turret systems and airport screening devices, and (3) procurement of one Compass Call Recap aircraft. These increases were partially offset by lower volume for UAV communication systems. See reportable segment results below for additional detail.

Cost of sales from products increased by $99 million to $2,540 million for the 2018 first half, compared to $2,441 million for the 2017 first half. The increase was primarily due to higher products cost of sales of $47 million at Precision Engagement Systems, $34 million at Space & Power Systems, $31 million at Security & Detection Systems, $25 million at Mission Integration, $25 million at Maritime Sensor Systems, $21 million at Space & Sensor Systems, $15 million at Airborne Sensor Systems, and $4 million at Warrior Systems partially offset by $87 million primarily at Broadband Communication Systems, consistent with the change in sales described above and $16 million at Commercial Aviation Solutions.

Sales from services increased by $100 million to $1,522 million for the 2018 first half, compared to $1,422 million for the 2017 first half. Sales from services represented approximately 31% of consolidated net sales for the 2018 first half compared to 30% for the 2017 first half. The increase in sales for services is due to: (1) higher volume for the Presidential Aircraft Recap Program, commercial and military training and simulation, operational and sustainment on U.S. Army satellite communication systems, and support services on airport screening devices and (2) business acquisitions. See reportable segment results below for additional detail.
Cost of sales from services increased by $93 million to $1,110 million for the 2018 first half, compared to $1,017 million for the 2017 first half. The increase was primarily due to higher services cost of sales of $34 million at Broadband Communication Systems, $18 million at Commercial Aviation Solutions, $17 million due to business acquisitions, net of divestitures, $12 million primarily for Link Training & Simulation and $12 million at Mission Integration, consistent with the change in sales from products described above.
Operating income and operating margin: Consolidated operating income for the 2018 second quarter increased by $27 million, or 9%, compared to the 2017 second quarter. Segment operating income for the 2018 second quarter decreased by $21 million, or 7%, compared to the 2017 second quarter. Segment operating margin decreased by 170 basis points to 10.6% for the 2018 second quarter, compared to 12.3% for the 2017 second quarter. The 2017 second quarter includes a pre-tax gain of $42 million ($26 million after-tax, or $0.33 per share) on the sale of the company’s property in San Carlos, California in connection with the consolidation of the EDD/ETI Traveling Wave Tube (TWT) businesses in the Communication Systems segment. Excluding this gain, segment operating margin would have been 10.6% for the 2017 second quarter. Lower severance and restructuring costs, primarily at Communication Systems, were largely offset by higher research and development costs, primarily at Sensor Systems.

Consolidated operating income for the 2018 first half increased by $41 million, or 8%, compared to the 2017 first half. Segment operating income for the 2018 first half decreased by $7 million, or 1%, compared to the 2017 first half. Segment operating margin decreased by 70 basis points to 10.6% for the 2018 first half from 11.3% for the 2017 first half. Excluding the gain on sale of the company’s property in San Carlos, California, segment operating margin would have been 10.4% for the 2017 first half. Improved contract performance primarily for the Electronic Systems and Aerospace Systems segments, and lower severance and restructuring costs primarily at Communication Systems, were partially offset by higher research and development costs, primarily at Sensor Systems. See the reportable segment results below for additional discussion of sales and operating margin trends.
Effective income tax rate: The effective tax rate for the 2018 second quarter was 20.3%. Excluding the sale of the Crestview & TCS Businesses, the debt retirement charge and the related income tax impacts of each, the effective income tax rate would have decreased to 15.6% from 23.2% for the quarterly period ended June 30, 2017. The decrease was primarily driven by an increase in tax benefits from equity compensation and the reduction of the U.S. corporate income tax rate enacted under U.S. Tax Reform.
The effective tax rate for the 2018 first half was 15.9%. Excluding the sale of the Crestview & TCS Businesses, the debt retirement charge and the related income tax impacts of each, the effective income tax rate would have decreased to 13.5% from 22.3% for the same period last year. The decrease was primarily driven by trends similar to the 2018 second quarter.
Net income from continuing operations attributable to L3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L3 for the 2018 second quarter decreased 3% to $185 million, compared to $190 million for the 2017 second quarter. Diluted EPS from continuing operations was $2.33 for the 2018 second quarter, compared to $2.39 for the 2017 second quarter. The 2018 second quarter includes: (1) a gain of $0.31 per diluted share related to the sale of the Crestview & TCS Businesses and (2) a debt retirement charge of $0.45 per diluted share. The 2017 second quarter includes a gain of $0.33 per diluted share in connection with the sale of the company's property in San Carlos, California.
Net income from continuing operations attributable to L3 for the 2018 first half increased 8% to $372 million, compared to $343 million for the 2017 first half. Diluted EPS from continuing operations was $4.67 for the 2018 first half, compared to $4.32 for the 2017 first half. The 2018 first half includes: (1) a gain of $0.31 per diluted share related to the sale of the Crestview & TCS Businesses and (2) a debt retirement charge of $0.45 per diluted share. The 2017 first half includes a gain of $0.33 per diluted share in connection with the sale of the company's property in San Carlos, California.
Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2018 second quarter decreased slightly compared to the 2017 second quarter due to changes in the dilutive impact of common share equivalents.
Diluted weighted average common shares outstanding for the 2018 first half increased slightly compared to the 2017 first half due to changes in the dilutive impact of common share equivalents, primarily caused by a higher L3 stock price.

Reportable Segment Results of Operations
The table below presents selected data by reportable segment reconciled to consolidated totals.

	Second Quarter Ended		First Half Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(dollars in millions)
Net sales: (1)
Electronic Systems	$812	$767	$1,597	$1,505
Aerospace Systems	741	679	1,427	1,375
Communication Systems	554	550	1,047	1,087
Sensor Systems	476	389	883	739
Consolidated net sales	$2,583	$2,385	$4,954	$4,706
Operating income:
Electronic Systems	$113	$103	$221	$193
Aerospace Systems	61	56	118	112
Communication Systems	45	84	82	126
Sensor Systems	54	51	103	100
Total segment operating income	273	294	524	531
Gain on sale of the Crestview and TCS Businesses	48	—	48	—
Consolidated operating income	$321	$294	$572	$531
Operating margin:
Electronic Systems	13.9%	13.4%	13.8%	12.8%
Aerospace Systems	8.2%	8.2%	8.3%	8.1%
Communication Systems	8.1%	15.3%	7.8%	11.6%
Sensor Systems	11.3%	13.1%	11.7%	13.5%
Total segment operating margin	10.6%	12.3%	10.6%	11.3%
Gain related to sales of business	1.8%	—	0.9%	—
Consolidated operating margin	12.4%	12.3%	11.5%	11.3%
__________________

(1)	Net sales after intercompany eliminations.
Electronic Systems

	Second Quarter Ended				First Half Ended
	June 29, 2018	June 30, 2017	Increase		June 29, 2018	June 30, 2017	Increase
	(dollars in millions)
Net sales	$812	$767	6%		$1,597	$1,505	6%
Operating income	$113	$103	10%		$221	$193	15%
Operating margin	13.9%	13.4%	50	bpts	13.8%	12.8%	100	bpts
Electronic Systems net sales for the 2018 second quarter increased by $45 million, or 6%, compared to the 2017 second quarter. Organic sales increased by $32 million, or 4%, compared to the 2017 second quarter. Organic sales exclude $13 million of sales increases related to business acquisitions. Organic sales increased by: (1) $20 million for Precision Engagement Systems primarily due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army and (2) $12 million for Link Training & Simulation due to higher deliveries of training systems for the U.S. Army’s Flight School XXI program.
Electronic Systems operating income for the 2018 second quarter increased by $10 million, or 10%, compared to the 2017 second quarter. Operating margin increased by 50 basis points to 13.9% due to acquisitions.
Electronic Systems net sales for the 2018 first half increased by $92 million, or 6%, compared to the 2017 first half. Organic sales increased by $78 million, or 5%, compared to the 2017 first half. Organic sales exclude $24 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. Organic sales increased by: (1) $49 million for Precision Engagement Systems due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army, (2) $21 million for Security & Detection Systems due to increased deliveries for airport screening devices primarily to the U.S. Transportation Security Administration (TSA) and higher volume on an industrial automation control contract for a commercial customer and (3) $8 million primarily for Link Training & Simulation due to higher volume for training systems to the U.S. Navy.
Electronic Systems operating income for the 2018 first half increased by $28 million, or 15%, compared to the 2017 first half. Operating margin increased by 100 basis points to 13.8%. Operating margin increased by 160 basis points primarily due to improved contract performance across all business areas and 60 basis points due to higher margins related to acquisitions. These increases were partially offset by 120 basis points primarily due to sales mix changes at Power & Propulsion Systems, Precision Engagement Systems and Security & Detection Systems.
Aerospace Systems

	Second Quarter Ended				First Half Ended
	June 29, 2018	June 30, 2017	Increase		June 29, 2018	June 30, 2017	Increase
	(dollars in millions)
Net sales	$741	$679	9%		$1,427	$1,375	4%
Operating income	$61	$56	9%		$118	$112	5%
Operating margin	8.2%	8.2%	—	bpts	8.3%	8.1%	20	bpts
Aerospace Systems net sales for the 2018 second quarter increased by $62 million, or 9%, compared to the 2017 second quarter. Sales increased primarily due to the procurement of one U.S. Air Force (USAF) Compass Call Recap aircraft to begin missionization.
Aerospace Systems operating income for the 2018 second quarter increased by $5 million, or 9%, compared to the 2017 second quarter. Operating margin was 8.2% for the 2018 and 2017 second quarters. Operating margin increased by 30 basis points due to lower pension costs, which was offset by sales mix changes primarily related to the Compass Call Recap aircraft procurement at Mission Integration.
Aerospace Systems net sales for the 2018 first half increased by $52 million, or 4%, compared to the 2017 first half. Sales increased by: (1) $55 million related to the procurement of one USAF Compass Call Recap aircraft to begin missionization, (2) $42 million due to higher volume related to the Presidential Aircraft Recap Program and (3) $30 million primarily due to higher volume on large Intelligence, Surveillance and Reconnaissance (ISR) aircraft systems for the U.S. Department of Defense (DoD). These increases were partially offset by lower volume of: (1) $47 million related to international aircraft modifications primarily the Australian Defence Force C-27J aircraft and (2) $28 million primarily on ISR aircraft systems for foreign military customers as contracts near completion.
Aerospace Systems operating income for the 2018 first half increased by $6 million, or 5%, compared to the 2017 first half. Operating margin increased by 20 basis points to 8.3%. Operating margin increased by 50 basis points due to favorable contract performance adjustments and 30 basis points due to lower pension costs. These increases were partially offset by sales mix changes at Mission Integration.
Communication Systems

	Second Quarter Ended				First Half Ended
	June 29, 2018	June 30, 2017	Increase/ (decrease)		June 29, 2018	June 30, 2017	Decrease
	(dollars in millions)
Net sales	$554	$550	1%		$1,047	$1,087	(4)%
Operating income	$45	$84	(46)%		$82	$126	(35)%
Operating margin	8.1%	15.3%	(720)	bpts	7.8%	11.6%	(380)	bpts
Communication Systems net sales for the 2018 second quarter increased by $4 million, or 1%, compared to the 2017 second quarter. Sales increased by $33 million for Space & Power Systems due to higher volume on power devices for commercial and military satellites. The increase was partially offset by $29 million due to lower production volume for Unmanned Aerial Vehicle (UAV) communication systems for the DoD in Broadband Communication Systems.
Communication Systems operating income for the 2018 second quarter decreased by $39 million, or 46%, compared to the 2017 second quarter. Operating margin decreased by 720 basis points to 8.1%. Operating margin decreased by: (1) 770 basis points due to a pre-tax gain of $42 million related to the sale of the company’s property in San Carlos, California in connection with the consolidation of the EDD/ETI TWT businesses in the 2017 second quarter that did not recur and (2) 170 basis points primarily due to lower volume at Broadband Communication Systems. These decreases were partially offset by 220 basis points due to lower severance and restructuring costs of $6 million and lower operating costs of $6 million for the 2018 second quarter compared to the 2017 second quarter, primarily at Space & Power Systems.
Communication Systems net sales for the 2018 first half decreased by $40 million, or 4%, compared to the 2017 first half. Sales decreased by $64 million primarily driven by lower production volume for UAV communication systems for the DoD in Broadband Communication Systems. The decrease was partially offset by $24 million primarily for Space & Power Systems due to higher volume on power devices for commercial and military satellites.
Communication Systems operating income for the 2018 first half decreased by $44 million, or 35%, compared to the 2017 first half. Operating margin decreased by 380 basis points to 7.8%. Operating margin decreased by: (1) 390 basis points due to the gain on the sale of the company’s property in San Carlos, California, in the 2017 first half that did not recur and (2) 160 basis points primarily due to lower volume at Broadband Communication Systems and Space & Power Systems. These decreases was partially offset by 170 basis points due to lower severance and restructuring costs of $10 million and lower operating costs of $9 million for the 2018 first half compared to the 2017 first half, primarily at Space & Power Systems.
Sensor Systems

	Second Quarter Ended				First Half Ended
	June 29, 2018	June 30, 2017	Increase/ (decrease)		June 29, 2018	June 30, 2017	Increase/ (decrease)
	(dollars in millions)
Net sales	$476	$389	22%		$883	$739	19%
Operating income	$54	$51	6%		$103	$100	3%
Operating margin	11.3%	13.1%	(180)	bpts	11.7%	13.5%	(180)	bpts
Sensor Systems net sales for the 2018 second quarter increased by $87 million, or 22%, compared to the 2017 second quarter. Organic sales increased by $80 million, or 21%, compared to the 2017 second quarter. Organic sales exclude $7 million of sales increases related to business acquisitions. Organic sales increased by: (1) $34 million for Warrior Systems due to increased deliveries of night vision products, primarily to foreign military customers, (2) $16 million due to increased deliveries of airborne turret systems, primarily to foreign militaries, (3) $14 million for Maritime Systems primarily due to increased volume for new commercial contracts, (4) $11 million primarily for Advanced Programs due to higher volume for mission management systems and (5) $5 million for Space Systems due to higher volume for optical systems, and space electronics and infrared detection products to the U.S. military.
Sensor Systems operating income for the 2018 second quarter increased by $3 million, or 6%, compared to the 2017 second quarter. Operating margin decreased by 180 basis points to 11.3%. Operating margin decreased by 330 basis points due to higher research and development costs related to imaging, space and undersea growth investments and 50 basis points due to lower margins related to acquisitions. These decreases were partially offset primarily by higher volume, which increased operating margin by 200 basis points.
Sensor Systems net sales for the 2018 first half increased by $144 million, or 19%, compared to the 2017 first half. Organic sales increased by $127 million, or 17%, compared to the 2017 first half. Organic sales exclude $17 million of sales increases related to business acquisitions. Organic sales increased by: (1) $34 million for Warrior Systems due to increased deliveries of night vision products primarily to foreign military customers, (2) $31 million due to increased deliveries of airborne turret systems, primarily to foreign militaries, (3) $23 million for Space Systems due to higher volume for optical systems, and space electronics and infrared detection products to the U.S. military, (4) $17 million for Intelligence & Mission Systems due to increased deliveries of electronic warfare countermeasures products primarily to foreign militaries, (5) $17 million for Maritime Systems primarily due to higher volume for compact towed array products to the U.S. Navy and (6) $5 million for Advanced Programs due to higher volume for mission management systems.

Sensor Systems operating income for the 2018 first half increased by $3 million, or 3%, compared to the 2017 first half. Operating margin decreased by 180 basis points to 11.7% due to trends similar to the 2018 second quarter.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
At June 29, 2018, we had total cash and cash equivalents of $1,366 million as compared to $662 million at December 31, 2017. While no amounts of the cash and cash equivalents are considered restricted, $311 million of cash was held by our foreign subsidiaries at June 29, 2018. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At June 29, 2018, we had the full availability of our Credit Facility. We generated $178 million of net cash from operating activities from continuing operations.
We currently believe that our cash from operating activities generated during the year, together with our cash on hand and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated uses of cash flow, primarily redemption of the remaining 2019 Senior Notes and 2020 Senior Notes, working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L3 dividends and share repurchases.
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
Billed receivables increased by $140 million to $863 million at June 29, 2018, from $723 million at December 31, 2017, primarily due to the timing of billings and collections for Warrior Sensor Systems, Mission Integration, Security & Detection Systems and Commercial Aviation Solutions.
Contract assets increased by $262 million to $1,611 million at June 29, 2018, from $1,349 million at January 1, 2018, primarily due to sales exceeding billings for Mission Integration, Link Training & Simulation, Space & Power Systems, Advanced Communications and Power & Propulsion Systems, partially offset by $6 million for foreign currency translation adjustments.
Inventories increased by $545 million to $934 million at June 29, 2018 from $389 million at December 31, 2017. The increase consisted of: (1) $537 million due to reclassifications related to the adoption of ASC 606, and (2) $8 million primarily for Security & Detection Systems, Airborne Sensor Systems and Warrior Sensor Systems to support customer demand.
The increase in prepaid expenses and other current assets was primarily due to milestone payments for aircraft procurements related to U.S. and foreign government contracts at Mission Integration and annual prepaid insurance payments.

Goodwill increased by $36 million to $6,651 million at June 29, 2018 from $6,615 million at December 31, 2017. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Sensor Systems	Consolidated Total
	(in millions)
December 31, 2017	$2,813	$1,146	$1,023	$1,633	$6,615
Business acquisitions (1)	16	—	—	43	59
Foreign currency translation adjustments	(15)	(3)	—	(5)	(23)
June 29, 2018	$2,814	$1,143	$1,023	$1,671	$6,651
__________________

(1)
The increase for the Electronic Systems segment was due to the acquisition of the Latitude Engineering business and the purchase price allocation adjustments for the Doss Aviation and G-Air business acquisitions. The increase for the Sensor Systems segment was due to the acquisition of the Applied Defense Solutions business and the purchase price allocation adjustments for the Adaptive Methods and Kigre business acquisitions.

The decrease in identifiable intangible assets was primarily due to amortization expense and by $2 million for foreign currency translation adjustments, partially offset by $20 million of intangible assets recognized for the Applied Defense Solutions and Latitude Engineering business acquisitions and purchase price allocation adjustments for Doss Aviation.
The increase in other assets from January 1, 2018 was primarily due to investments in nonconsolidated affiliates made during the 2018 first half.
The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.
Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2018 first half, partially offset by higher accrued vacation pay due to timing.
Contracts liabilities decreased by $11 million to $554 million at June 29, 2018 from $565 million at January 1, 2018, primarily due to advances received by Mission Integration for aircraft procurements related to U.S. and foreign government contracts.
Income taxable payable increased primarily due to the Vertex Aerospace and Crestview & TCS Businesses divestitures.
Deferred income taxes increased primarily due to: (1) the amortization of certain goodwill and other identifiable assets for tax purposes, (2) U.S. Tax Reform and (3) equity compensation.
Statement of Cash Flows
2018 first half Compared with the 2017 first half
The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	First Half Ended
	June 29, 2018	June 30, 2017	Cash Flow Increase/ (decrease)
	(in millions)
Net cash from (used in) provided from operating activities from continuing operations	$178	$315	$(137)
Net cash from (used in) investing activities from continuing operations	330	(207)	537
Net cash from (used in) financing activities from continuing operations	197	(130)	327
Operating Activities
We generated $178 million of cash from operating activities during the 2018 first half, a decrease of $137 million compared with $315 million generated during the 2017 first half. The decrease in the 2018 first half was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources - Balance Sheet”.
Investing Activities
During the 2018 first half, we generated $330 million of cash from investing activities, which included $535 million of cash received from the sale of Vertex Aerospace and Crestview & TCS Businesses, partially offset by $52 million for the acquisition of Applied Defense Solutions, $15 million for the acquisition of Latitude Engineering, $108 million for capital expenditures and $30 million from investments in nonconsolidated affiliates, primarily Peak Nano. During the 2017 first half, we used $207 million of cash from investing activities, which included $191 million used from business acquisitions and $96 million for capital expenditures, partially offset by $65 million of cash generated substantially all from the sale of the property in San Carlos, California and $16 million for business divestitures.
Financing Activities
Debt
At June 29, 2018, total outstanding debt was $3,900 million, compared to $3,330 million at December 31, 2017, all of which was senior debt. The increase was due to the issuance of $1,782 million of senior notes, partially offset by the completion of our tender offers for $1,215 million in carrying value of senior notes. See tables below for additional details. At June 29, 2018, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $386 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at June 29, 2018. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 29, 2018, our outstanding debt matures between October 15, 2019 and June 15, 2028. See Note 11 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 29, 2018.
We consider our credit rating as an important element of our capital allocation strategy, and, while no assurances can be given, we intend to maintain our investment grade credit rating. Our senior unsecured credit rating from both Standard and Poor’s and Fitch Ratings is BBB- with a stable outlook, and our senior unsecured credit rating from Moody’s Investors Service is Baa3 with a stable outlook.
Issuance of Senior Notes
On June 6, 2018, L3 issued two series of senior notes, which are unsecured senior obligations of L3. The terms of each series of senior notes are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds(2)	Effective Interest Rate	Redemption at Treasury Rate(3)(4)
		(dollars in millions)
3.85% Senior Notes due June 15, 2023 (the 2023 Notes)	June 6, 2018	$800	$2	$792	3.89%	20 bps
4.40% Senior Notes due June 15, 2028 (the 2028 Notes)	June 6, 2018	$1,000	$1	$990	4.41%	25 bps
__________________

(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)
The net cash proceeds of $1,782 million (after deduction of the discount, underwriting expenses and commissions and other related expenses) plus cash on hand were used to fund the concurrent cash tender offers (the Tender Offers) for any and all of $1 billion aggregate principal amount of 5.20% Senior Notes due October 15, 2019 (the 2019 Notes) and $800 million aggregate principal amount of 4.75% Senior Notes due July 15, 2020 (the 2020 Notes) and any related redemption of notes not tendered in the Tender Offers.

(3)
The 2023 Notes may be redeemed at any time prior to May 15, 2023 (one month prior to maturity) and the 2028 Notes may be redeemed at any time prior to March 15, 2028 (three months prior to maturity), at the option of L3, in whole or in part, at a redemption price equal to the greater of: (i) 100% of the principal amount, or (ii) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the senior notes), plus the spread indicated in the table above. In addition, if the 2023 Notes and the 2028 Notes are redeemed at any time on or after May 15, 2023 and March 15, 2028, respectively, the redemption price would be equal to 100% of the principal amount.

(4)
Upon the occurrence of a change in control (as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Repurchases and Redemptions of Senior Notes
The table below summarizes the 2019 Notes and the 2020 Notes Tender Offers.

Note	Settlement Type	Date Settled	Aggregate Principal	Principal Tendered	Tender Premium	Cash Tendered(1)	Interest	Total Cash Payments	Debt Retirement Charge(2)
			(dollars in millions)
5.20% Senior Notes due 2019	Tender Offer	June 6, 2018	$1,000	$683	103.282%	$705	$5	$710	$24
4.75% Senior Notes due 2020	Tender Offer	June 6, 2018	$800	$535	104.092%	$557	$10	$567	$24
__________________

(1)	Excludes $1 million of tender offer fees.

(2)	The debt retirement charge includes $1 million of tender offer fees and $3 million which represents the non-cash retirement of associated unamortized debt issue costs and discounts.
On June 6, 2018, we initiated the redemption of the 2019 Notes and the 2020 Notes that remained outstanding subsequent to the expiration of the Tender Offers. On July 6, 2018, we completed the redemption of the 2019 Notes and the 2020 Notes. The terms of the 2019 Notes and the 2020 Notes redemption are presented in the table below.

Note	Settlement Type	Date Settled	Principal Redeemed	Redemption Premium	Cash Payments	Interest	Total Cash Payments	Debt Retirement Charge(1)
			(dollars in millions)
5.20% Senior Notes due 2019	Redemption	July 6, 2018	$317	103.048%	$327	$4	$331	$10
4.75% Senior Notes due 2020	Redemption	July 6, 2018	$265	103.818%	$275	$6	$281	$11
__________________

(1)	The debt retirement charge includes $1 million which represents the non-cash retirement of associated unamortized debt issue costs and discounts.
Debt Covenants and Other Provisions. The Credit Facility and senior notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at June 29, 2018.
Guarantees. The borrowings under the Credit Facility are fully and unconditionally guaranteed by L3 and by substantially all of the material 100% owned domestic subsidiaries of L3 on an unsecured senior basis. The payment of principal and premium, if any, and interest on the senior notes is fully and unconditionally guaranteed, jointly and severally, by L3’s material 100% owned domestic subsidiaries that guarantee any of its other indebtedness. The guarantees of the Credit Facility and the senior notes rank pari passu with each other.
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
The table below presents our repurchases of L3’s common stock during the 2018 first half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2018	581,229	$203.93	$119
March 31 — June 29, 2018	878,188	$192.35	$168
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. From

June 30, 2018 through July 20, 2018, we repurchased 172,082 shares of our common stock at an average price of $193.85 per share for an aggregate amount of $34 million.
During the 2018 first half, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 12, 2018	March 1, 2018	$0.80	$63	(1)	March 15, 2018
May 8, 2018	May 18, 2018	$0.80	$63	(1)	June 15, 2018
__________________

(1)	During the 2018 first half, we paid $128 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.
On July 10, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per share, payable on September 17, 2018 to shareholders of record at the close of business on August 17, 2018.
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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2018 first half. See Notes 16 and 18 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 29, 2018.
ITEM 4.

CONTROLS AND PROCEDURES
Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2018. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that, as of June 29, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of L3’s common stock made during the 2018 second quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
				(in millions)
March 31 — April 30, 2018	131,554	$207.75	131,554	$1,201
May 1 — May 31, 2018	603,882	188.80	603,882	1,087
June 1 — June 29, 2018	142,752	193.19	142,752	1,059
Total	878,188	192.35	878,188
__________________

(1)
The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L3’s Board of Directors on May 8, 2017. The program became effective on July 1, 2017 and has no set expiration date.

ITEM 5.

OTHER INFORMATION
On July 25, 2018, following a periodic review of Company’s executive severance arrangements conducted by the Compensation Committee of the Board of Directors of the Company in consultation with its independent compensation consultant, Frederic W. Cook, the following actions were taken consistent with prevailing market practices:

1.	Adoption of a new Executive Severance Plan to provide for severance benefits in the event of qualified terminations occurring outside a change in control of the Company (the “non-CIC Severance Plan”);

2.
Approval of amendments to the Company’s existing Amended and Restated Change in Control Severance Plan (the “CIC Severance Plan”) regarding the calculation of an employee’s “average bonus” for purposes of that plan; and

3.	Approval of “double triggered” vesting provisions with respect to a portion of the Company’s outstanding long-term performance awards.
Below is a brief summary of the material terms of the non-CIC Severance Plan, the amendments to the CIC Severance Plan and the changes to the award agreements governing the Company’s outstanding long-term performance awards.
Non-CIC Severance Plan
The newly adopted non-CIC Severance Plan provides the Company’s CEO, executive officers and certain other senior executives with the following severance payments and benefits upon a termination of employment initiated by the Company without “Cause” (as defined in the non-CIC Severance Plan):

•
A lump sum cash payment equal to two times (in the case of the CEO) or one times (in the case of other senior executives) the participant’s annualized salary and target bonus at the time of termination;

•	In the event the termination occurs after the end of the second quarter of the Company’s fiscal year, a pro-rated bonus based on actual performance for the year of termination;

•	Continued health care coverage for a period of 18 months following the participant’s termination of employment at the same cost charged to similarly-situated active employees; and

•	Outplacement assistance for up to 12 months.
A participant’s receipt of severance payments and benefits under the non-CIC Severance Plan is conditioned upon his or her execution of an effective release of claims against the Company and agreement to abide by non-competition, non-solicitation, non-disparagement and post-employment cooperation covenants.
Amendments to Existing Change in Control Severance Arrangements
Under the existing CIC Severance Plan, a portion of a plan participant’s severance benefits, in the event of a qualifying termination of employment, is based upon a multiple of the employee’s “average bonus” as defined in the CIC Severance Plan. The recently approved amendments to the CIC Severance Plan provide that in the event a plan participant receives an increase in cash compensation related to a promotion in title at any time since the beginning of the performance period upon which the “average bonus” determination is normally measured, the bonus amount to be used in calculating the severance benefits payable under the CIC Severance Plan shall be the greater of (1) the “average bonus” as normally determined under the CIC Severance Plan and (2) the “target bonus” as defined under the CIC Severance Plan. The recently approved amendments further provide that in the case of a plan participant who is terminated in the fiscal year in which he or she is first hired, the bonus amount to be used in calculating the severance benefits payable under the CIC Severance Plan shall be the participant’s “target bonus”.
Changes to Long-Term Performance Award Agreements
Under the Company’s existing long-term performance award agreements, in the event of a change in control during the relevant performance period, a pro-rata portion of the outstanding awards will immediately vest based on the portion of the performance period completed as of the change in control date, and the remaining portion of such awards will be forfeited. As amended, the remaining portion of such awards will instead be subject to “double trigger” vesting provisions under which they would remain outstanding and continue to vest subject to continued employment following the change of control, with accelerated vesting in the event of certain qualifying terminations of employment following the change in control.
This summary of the non-CIC Severance Plan, the amendments to the CIC Severance Plan and the amended award agreements governing the Company’s outstanding long-term performance awards does not purport to be complete and is qualified in its entirety by reference to the text of the non-CIC Severance Plan, the amended CIC Severance Plan, the Global Amendment to Performance Unit Agreements and the Global Amendment to Performance Cash Agreements, which are filed as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q.
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

+2.2
Stock Purchase Agreement, dated as of December 7, 2015, by and among L-3 Communications Corporation, CACI International Inc and CACI, Inc.-Federal (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2015 (File No. 333-46983)).

+2.3
Stock and Asset Purchase Agreement, dated as of May 1, 2018, by and among L-3 Communications Integrated Systems L.P., L3 Technologies, Inc. and 450 Madison Acquireco LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2018 (File No. 001-37975)).

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

4.3
Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 (File No. 333-46983)).

4.4
Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 22, 2011 (File No. 333-46983)).

4.5
Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 (File No. 333-46983)).

4.6
Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 28, 2014 (File No. 333-46983)).

4.7
Sixth Supplemental Indenture, dated as of June 21, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to L-3 Communications Corporation’s Registration Statement on Form S-3ASR filed on June 21, 2016 (File No. 333-212152)).

4.8
Seventh Supplemental Indenture, dated as of October 31, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 of the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2016 (File No. 001-37975)).

4.9
Eighth Supplemental Indenture, dated as of December 5, 2016, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K dated December 5, 2016 (File No. 333-46983)).

4.10
Ninth Supplemental Indenture, dated as of March 30, 2018 among L3 Technologies, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors named therein (incorporated by reference to Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 30. 2018 (File No. 001-37975)).

4.11
Tenth Supplemental Indenture, dated as of June 6, 2018, among L3 Technologies, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2018 (File No. 001-37975)).

*†10.1	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Deferred Stock Unit Agreement (2018 Non-Employee Directors Annual Equity Award Version).
*†10.2	L3 Technologies, Inc. Executive Severance Plan.
*†10.3	L3 Technologies, Inc. Amended and Restated Change in Control Severance Plan.
*†10.4	Global Amendment to Performance Unit Agreements dated as of July 25, 2018.
*†10.5	Global Amendment to Performance Cash Award Agreements dated as of July 25, 2018.
**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________

*	Filed herewith.

**
The information required in this exhibit is presented in Note 15 to the unaudited condensed consolidated financial statements as of June 29, 2018 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

+
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

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

Date: July 26, 2018