Form 10-Q
period 2018-09-28
L3 TECHNOLOGIES, INC.
filed 2018-10-25
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
There were 78,697,551 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on October 19, 2018.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 28, 2018

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 28, 2018 (Unaudited) and December 31, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 28, 2018 and September 29, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 28, 2018 and September 29, 2017	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 28, 2018 and September 29, 2017	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 28, 2018 and September 29, 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	69
ITEM 4.	Controls and Procedures	69

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	70
ITEM 1A.	Risk Factors	70
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
ITEM 6.	Exhibits	72
Signature		75

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 28, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$507	$662
Billed receivables, net of allowances of $12 in 2018 and $18 in 2017	900	723
Contract assets	1,707	—
Contracts in process	—	1,933
Inventories	911	389
Prepaid expenses and other current assets	410	300
Assets held for sale	—	135
Assets of discontinued operations	—	306
Total current assets	4,435	4,448
Property, plant and equipment, net	1,156	1,110
Goodwill	6,834	6,615
Identifiable intangible assets	414	292
Other assets	345	264
Total assets	$13,184	$12,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$619	$531
Accrued employment costs	482	493
Accrued expenses	268	217
Contract liabilities	578	—
Advance payments and billings in excess of costs incurred	—	509
Income taxes payable	14	19
Other current liabilities	299	367
Liabilities held for sale	—	17
Liabilities of discontinued operations	—	226
Total current liabilities	2,260	2,379
Pension and postretirement benefits	1,230	1,313
Deferred income taxes	221	158
Other liabilities	442	398
Long-term debt	3,320	3,330
Total liabilities	7,473	7,578
Commitments and contingencies (see Note 19)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 78,597,571 shares outstanding at September 28, 2018 and 77,876,687 shares outstanding at December 31, 2017	6,808	6,519
Treasury stock (at cost), 84,999,711 shares at September 28, 2018 and 83,362,412 shares at December 31, 2017	(7,726)	(7,404)
Retained earnings	7,263	6,659
Accumulated other comprehensive loss	(703)	(691)
Total shareholders’ equity	5,642	5,083
Noncontrolling interests	69	68
Total equity	5,711	5,151
Total liabilities and equity	$13,184	$12,729

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 28, 2018	September 29, 2017
Net sales:
Products	$1,736	$1,584
Services	783	709
Total net sales	2,519	2,293
Operating costs and expenses:
Cost of sales — Products	(1,324)	(1,189)
Cost of sales — Services	(518)	(492)
General and administrative expenses	(396)	(380)
Total operating costs and expenses	(2,238)	(2,061)
Loss on sale of the Crestview Aerospace and TCS businesses	(4)	—
Merger, acquisition and divestiture related expenses	(5)	—
Operating income	272	232
Interest expense	(40)	(42)
Interest and other income, net	15	2
Debt retirement charge	(21)	—
Income from continuing operations before income taxes	226	192
Provision for income taxes	(18)	(46)
Income from continuing operations	208	146
Loss from discontinued operations, net of income taxes	—	(121)
Net income	208	25
Net income from continuing operations attributable to noncontrolling interests	(6)	(3)
Net income attributable to L3	$202	$22
Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$2.57	$1.83
Discontinued operations	—	(1.55)
Basic earnings per share	$2.57	$0.28
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$2.54	$1.79
Discontinued operations	—	(1.51)
Diluted earnings per share	$2.54	$0.28
Cash dividends declared per common share	$0.80	$0.75
Weighted average common shares outstanding:
Basic	78.5	78.2
Diluted	79.4	79.8

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 28, 2018	September 29, 2017
Net sales:
Products	$5,168	$4,868
Services	2,305	2,131
Total net sales	7,473	6,999
Operating costs and expenses:
Cost of sales — Products	(3,864)	(3,630)
Cost of sales — Services	(1,628)	(1,509)
General and administrative expenses	(1,176)	(1,097)
Total operating costs and expenses	(6,668)	(6,236)
Gain on sale of the Crestview Aerospace and TCS businesses	44	—
Merger, acquisition and divestiture related expenses	(5)	—
Operating income	844	763
Interest expense	(125)	(126)
Interest and other income, net	29	8
Debt retirement charges	(69)	—
Income from continuing operations before income taxes	679	645
Provision for income taxes	(90)	(147)
Income from continuing operations	589	498
Income (loss) from discontinued operations, net of income taxes	206	(98)
Net income	795	400
Net income from continuing operations attributable to noncontrolling interests	(15)	(12)
Net income attributable to L3	$780	$388
Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$7.32	$6.23
Discontinued operations	2.63	(1.26)
Basic earnings per share	$9.95	$4.97
Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$7.21	$6.10
Discontinued operations	2.59	(1.23)
Diluted earnings per share	$9.80	$4.87
Cash dividends declared per common share	$2.40	$2.25
Weighted average common shares outstanding:
Basic	78.4	78.0
Diluted	79.6	79.6

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income	$208	$25	$795	$400
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	49	(42)	120
Unrealized gains (losses) on hedging instruments (1)	2	6	(9)	6
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized (2)	12	8	39	27
Total other comprehensive income (loss)	11	63	(12)	153
Comprehensive income	219	88	783	553
Comprehensive income attributable to noncontrolling interests	(6)	(3)	(15)	(12)
Comprehensive income attributable to L3	$213	$85	$768	$541
__________________

(1)
Net of income taxes of $1 million and $2 million for the quarterly periods ended September 28, 2018 and September 29, 2017, respectively, and net of income tax benefit of $2 million and net of income taxes of $2 million for the year-to-date periods ended September 28, 2018 and September 29, 2017, respectively.

(2)
Net of income taxes of $4 million and $5 million for the quarterly periods ended September 28, 2018 and September 29, 2017, respectively, and net of income taxes of $12 million and $16 million for the year-to-date periods ended September 28, 2018 and September 29, 2017, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the Year-to-Date Ended September 28, 2018:
Balance at December 31, 2017 - as reported	77.9	$1	$6,518	$(7,404)	$6,659	$(691)	$68	$5,151
Cumulative effect adjustment of ASC 606 on January 1, 2018, net of taxes					13			13
Net income					780		15	795
Other comprehensive loss						(12)		(12)
Distributions to noncontrolling interests							(14)	(14)
Cash dividends declared ($2.40 per share)					(189)			(189)
Shares issued:
Employee savings plans	0.5		98					98
Exercise of stock options	1.4		142					142
Employee stock purchase plan	0.2		17					17
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(24)					(24)
Stock-based compensation expense			47					47
Treasury stock purchased	(1.6)			(322)				(322)
Other			9					9
Balance at September 28, 2018	78.6	$1	$6,807	$(7,726)	$7,263	$(703)	$69	$5,711

For the Year-to-Date Ended September 29, 2017:
Balance at December 31, 2016	77.2	$1	$6,284	$(7,224)	$6,218	$(726)	$71	$4,624
Net income					388		12	400
Other comprehensive income						153		153
Distributions to noncontrolling interests							(13)	(13)
Cash dividends declared ($2.25 per share)					(177)			(177)
Shares issued:
Employee savings plans	0.6		96					96
Exercise of stock options	0.4		36					36
Employee stock purchase plan	0.2		16					16
Vesting of restricted stock and performance units	0.3							—
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(18)					(18)
Stock-based compensation expense			43					43
Treasury stock purchased	(0.5)			(91)				(91)
Balance at September 29, 2017	78.1	$1	$6,457	$(7,315)	$6,429	$(573)	$70	$5,069

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year-to-Date Ended
	September 28, 2018	September 29, 2017
Operating activities:
Net income	$795	$400
Less: (income) loss from discontinued operations, net of tax	(206)	98
Income from continuing operations	589	498
Depreciation of property, plant and equipment	132	125
Amortization of intangibles and other assets	38	36
Deferred income tax provision	26	30
Stock-based employee compensation expense	47	43
Contributions to employee savings plans in common stock	94	90
Amortization of pension and postretirement benefit plans net loss and prior service cost	51	43
Loss (gain) on sale of property, plant and equipment	1	(42)
Gain on sale of the Crestview Aerospace and TCS businesses	(44)	—
Debt retirement charges	69	—
Other non-cash items	5	9
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(166)	3
Contract assets	(361)	—
Contracts in process	—	(183)
Inventories	28	(46)
Prepaid expenses and other current assets	(127)	(29)
Accounts payable, trade	57	47
Accrued employment costs	(10)	12
Accrued expenses	71	54
Contract liabilities	7	—
Advance payments and billing in excess of costs incurred	—	(18)
Income taxes	(25)	2
All other operating activities	(140)	(93)
Net cash from operating activities from continuing operations	342	581

Investing activities:
Business acquisitions, net of cash acquired	(368)	(291)
Proceeds from the sale of businesses, net of closing date cash balances	535	18
Capital expenditures	(167)	(151)
Dispositions of property, plant and equipment	2	67
Other investing activities	(28)	(7)
Net cash used in investing activities from continuing operations	(26)	(364)

Financing activities:
Proceeds from sale of senior notes	1,798	—
Repurchases and redemptions of senior notes	(1,865)	—
Borrowings under revolving credit facility	501	1,265
Repayments of borrowings under revolving credit facility	(501)	(1,265)
Common stock repurchased	(322)	(91)
Dividends paid	(191)	(178)
Proceeds from exercises of stock options	142	36
Proceeds from employee stock purchase plan	25	24
Repurchases of common stock to satisfy tax withholding obligations	(24)	(18)
Debt issue costs	(16)	—
Other financing activities	(16)	(12)
Net cash used in financing activities from continuing operations	(469)	(239)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9)	16
Net cash from (used in) discontinued operations:
Operating activities	9	84
Investing activities	(2)	(2)
Net cash from discontinued operations	7	82
Net (decrease) increase cash and cash equivalents	(155)	76
Cash and cash equivalents, beginning of the period	662	363
Cash and cash equivalents, end of the period	$507	$439

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
Effective in the third quarter of 2018, the Company realigned its reportable segments. Prior to the realignment the Company had the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. The realignment: (i) combined the Aerospace Systems segment with the Sensor Systems segment to form a new reportable segment named the ISR Systems (ISRS) segment, (ii) moved the Naval Power Systems businesses from the Electronic Systems segment to the Communication Systems segment and changed the name of the Communication Systems segment to the Communications & Networked Systems (C&NS) segment and (iii) moved the Maritime Sensor Systems businesses from the former Sensor Systems segment to the C&NS segment. Accordingly, the Company's current structure consists of the following three segments: (1) ISRS, (2) C&NS and (3) Electronic Systems.
ISRS provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in ISR mission solutions from seabed to space, signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Other major capabilities and mission solutions include space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, cyber and electronic warfare, special mission command & control, modeling & simulation and life cycle support. ISRS sells these products and services primarily to the DoD and select foreign governments. The ISRS business areas are ISR Systems, Aircraft Systems, Airborne Sensor Systems, Space & Sensor Systems, Warrior Sensor Systems, MAS, Advanced Programs and Intelligence & Mission Systems.
C&NS provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Other major capabilities include integrated maritime mission solutions, directed energy, lightweight unmanned undersea vehicles and naval power delivery on submarines and surface ships. C&NS sells these products and services primarily to the DoD and select foreign governments. The C&NS business areas are Broadband Communication Systems, Naval Power Systems, Advanced Communications, Space & Power Systems and Maritime Sensor Systems.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Commercial Aviation Solutions, Precision Engagement Systems, Link Training & Simulation and Security & Detection Systems.
Financial information with respect to the Company’s segments is included in Note 23 to the unaudited condensed consolidated financial statements.
On June 29, 2018, the Company completed the sale of its Vertex Aerospace businesses for a sale price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, the Company recognized: (1) a pre-tax gain from continuing operations of $44 million ($22 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $237 million ($180 million after income taxes) related to the Vertex Aerospace business. The divestiture of the Vertex Aerospace business represents a strategic shift by the Company to exit the logistics solution and maintenance services business for military aircraft where the Company does not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented. See Note 5 for additional information.
All references made to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted.
2. Basis of Presentation
These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 28, 2018 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Principles of Consolidation and Reporting
The accompanying financial statements comprise the consolidated financial statements of L3. The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries and variable interest entities (VIEs) if the Company is the primary beneficiary. The Company also holds interests in certain VIEs for which it was determined the Company is not the primary beneficiary. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method. For the classification of certain current assets and liabilities, the Company uses the duration of the related contract or program as its operating cycle, which may be longer than one year.

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
Revenue Recognition
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $13 million to shareholders' equity as of January 1, 2018. The Company’s statement of operations for the quarterly and year-to-date periods ended September 28, 2018 and the Company’s balance sheet as

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

of September 28, 2018 are presented under ASC 606, while the Company’s statement of operations for the quarterly and year-to-date periods ended September 29, 2017 and the Company’s balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See Note 3 for disclosure of the impact of the adoption of ASC 606 on the Company’s statement of operations for the quarterly and year-to-date periods ended September 28, 2018 and balance sheet as of September 28, 2018 and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.
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
The Company records sales for a contract when it has the approval and commitment of all parties, the contract identifies the rights of the parties and payment terms, the contract has commercial substance and collectability of the consideration is probable.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions, except per share data)
Operating income	$56	$55	$172	$139
Diluted earnings per share	$0.54	$0.44	$1.64	$1.12

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Net sales recognized from the Company's performance obligations partially satisfied in prior periods were $83 million and $213 million for the quarterly and year-to-date periods ended September 28, 2018, respectively, and relate to revisions in contract estimates.
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
The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the year-to-date period ended September 28, 2018.

% of Total Net Sales
Cost to cost method	75%
Point in time	18%
Output method	4%
Billing method	3%
Total	100%
Remaining Performance Obligations
On September 28, 2018, the Company had $11.0 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and potential orders under basic ordering agreements or master-type contracts (i.e., indefinite-delivery, indefinite-quantity). The Company expects to recognize sales relating to existing performance obligations of approximately $2.5 billion during the remainder of 2018, $5.4 billion in 2019, $1.7 billion in 2020 and $1.4 billion in the periods thereafter.
General and Administrative Expenses
The Company accounts for the portion of their G&A, independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable under U.S. Government procurement regulations on their U.S. Government contracts as contract costs which are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred. G&A expenses for the Company's commercial businesses are expensed as incurred. The total research and development expenses incurred were $82 million and $243 million for the quarterly and year-to-date periods ended September 28, 2018, respectively. The total research and development expenses incurred were $75 million and $203 million for the quarterly and year-to-date periods ended September 29, 2017, respectively.
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
3. New Accounting Standards Implemented
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Defined benefit pension and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of the Company’s financial arrangements as well as the cost of benefits provided to employees. Under previous U.S. GAAP, those components were aggregated for reporting in the financial statements and presented within the operating section of the income statement or capitalized into assets (inventories) when appropriate. The amendments in this update require the Company to report the service cost component in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and below income from operations. Plan administrative expenses, which were previously included in service cost, are presented together with expected return on plan assets, as a component of Interest and other income, net. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update have been applied retrospectively for the presentation of the components of net benefit cost and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard decreased operating income and increased interest and other income, net, each by $4 million and $9 million for the quarterly and year-to-date periods ended September 28, 2018, respectively, and increased operating income and decreased interest and other income, net, each by $3 million and $6 million for the quarterly and year-to-date periods ended September 29, 2017, respectively. The adoption of this standard did not impact pre-tax income for the quarterly and year-to-date periods ended September 28, 2018 and September 29, 2017.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a ‘‘set’’) is not a business. The new guidance requires that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be evaluated as a business. The Company adopted this amendment as of January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company's financial statements for the year-to-date period ended September 28, 2018.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

not recognize any of the accelerated net sales and related cost of sales at January 1, 2018 in the Company’s statements of operations for any historical or future period.
The Company made certain presentation changes to its consolidated balance sheet on January 1, 2018 to comply with ASC 606. The components of contracts in process as reported under ASC 605, which included unbilled contract receivables and inventoried contract costs, have been reclassified as contract assets and inventories, respectively, after certain adjustments described below under ASC 606. The adoption of ASC 606 resulted in an increase in unbilled contract receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. The remainder of inventoried contract costs, primarily related to work in process not controlled by the Company's customers, were reclassified to inventories. Additionally, under ASC 606, the Company capitalizes costs to fulfill a contract (i.e., non-recurring costs for contract-related activities that do not transfer a good or service to the customer) and costs to obtain a contract (i.e., commissions paid to third-party agents or representatives) to prepaid expense and other current assets or other assets (non-current). The Company amortizes costs to obtain a contract and costs to fulfill a contract in a pattern similar to the recognition of sales on the contracts that the capitalized costs relate to. The Company previously accounted for costs to fulfill a contract either as inventoried contract costs or expensed them as incurred. Costs to obtain a contract were generally expensed as incurred. Advance payments and billings in excess of costs and deferred revenue, previously classified in other current liabilities, have been combined and are presented as contract liabilities.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present the impact of the adoption of ASC 606 on the Company's statement of operations.

	Third Quarter Ended September 28, 2018
STATEMENT OF OPERATIONS	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Net Sales:
Products	$1,723	$13	$1,736
Services	772	11	783
Total	2,495	24	2,519

Operating costs and expenses:
Cost of sales — Products	$(1,271)	$(53)	$(1,324)
Cost of sales — Services	(540)	22	(518)
General and administrative expenses	(421)	25	(396)
Loss on sale of the Crestview & TCS Businesses	(4)	—	(4)
Merger, acquisition and divestiture related expenses	(5)	—	(5)
Operating income	254	18	272
Income from continuing operations before income taxes	208	18	226
Provision for income taxes	(14)	(4)	(18)
Income from continuing operations	194	14	208
Income from discontinued operations, net of income taxes	2	(2)	—
Net income	196	12	208
Net income attributable to L3	$190	$12	$202

Basic earnings per share attributable to common shareholders:
Continuing operations	$2.39	$0.18	$2.57
Discontinued operations	0.03	(0.03)	—
Basic earnings per share	$2.42	$0.15	$2.57
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.37	$0.17	$2.54
Discontinued operations	0.02	(0.02)	—
Diluted earnings per share	$2.39	$0.15	$2.54

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	Year-to-Date Ended September 28, 2018
STATEMENT OF OPERATIONS	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Net Sales:
Products	$5,038	$130	$5,168
Services	2,290	15	2,305
Total	7,328	145	7,473

Operating costs and expenses:
Cost of sales — Products	$(3,732)	$(132)	$(3,864)
Cost of sales — Services	(1,629)	1	(1,628)
General and administrative expenses	(1,198)	22	(1,176)
Gain on sale of the Crestview & TCS Businesses	43	1	44
Merger, acquisition and divestiture related expenses	(5)	—	(5)
Operating income	807	37	844
Income from continuing operations before income taxes	642	37	679
Provision for income taxes	(81)	(9)	(90)
Income from continuing operations	561	28	589
Income from discontinued operations, net of income taxes	208	(2)	206
Net income	769	26	795
Net income attributable to L3	$754	$26	$780

Basic earnings per share attributable to common shareholders:
Continuing operations	$6.96	$0.36	$7.32
Discontinued operations	2.66	(0.03)	2.63
Basic earnings per share	$9.62	$0.33	$9.95
Diluted earnings per share attributable to common shareholders:
Continuing operations	$6.86	$0.35	$7.21
Discontinued operations	2.61	(0.02)	2.59
Diluted earnings per share	$9.47	$0.33	$9.80
The following table quantifies the impact of adopting ASC 606 on segment net sales and segment operating income for the quarterly and year-to-date periods ended September 28, 2018.

	Effect of ASC 606
	Third Quarter Ended September 28, 2018		Year-to-Date Ended September 28, 2018
	Sales	Operating Income	Sales	Operating Income
	(in millions)
ISRS	$25	$10	$47	$12
C&NS	(18)	2	43	12
Electronic Systems	17	6	55	12
Segment totals	$24	$18	$145	$36

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the impact of the adoption of ASC 606 on the Company's balance sheet.

	September 28, 2018
BALANCE SHEET	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
		(in millions)
Assets
Current assets:
Contract assets	$—	$1,707	$1,707
Contracts in process	2,237	(2,237)	—
Inventories	406	505	911
Prepaid expenses and other current assets	371	39	410
Total current assets	4,446	(11)	4,435
Other assets	298	47	345
Total assets	$13,148	$36	$13,184

Liabilities
Current liabilities:
Accrued expenses	$288	$(20)	$268
Contract liabilities	—	578	578
Advance payments and billings in excess of costs incurred	536	(536)	—
Other current liabilities	351	(52)	299
Total current liabilities	2,290	(30)	2,260
Deferred income taxes	209	12	221
Other liabilities	427	15	442
Total liabilities	7,476	(3)	7,473
Shareholders' Equity
Retained earnings	7,224	39	7,263
Total equity	$5,672	$39	$5,711
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this update intend to better align the Company's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require the Company to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Current U.S. GAAP provides for hedge accounting only for the portion of the hedge deemed to be highly effective and requires the Company to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the ineffective amount. The amendments in this update no longer require the Company to separately measure and report hedge ineffectiveness. The new standard is effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the date of adoption, the Company is required to apply a cumulative effect adjustment relating to the separate measurement of ineffectiveness to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Company will adopt ASU 2017-12 effective January 1,

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

2019. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The Company will measure leases commencing after the adoption date based on the present value of the lease payments due over the lease term (as defined in ASU 2016-02). The Company will measure and recognize its existing leases on the date of adoption based on the present value of the remaining minimum lease payments, as defined in existing guidance on accounting for leases. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. The standard currently allows two transition methods whereby the Company may elect either to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available, or to initially apply the new leases standard at January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt the standard as of January 1, 2019, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2019.
Progress implementing the new standard to date includes: (1) selecting a lease accounting system, (2) electing to apply the transition practical expedients that allows the Company to rely on historical assessments of whether its contracts contain a lease and to use the same lease classifications applied under existing accounting guidance and (3) accumulating the data required to measure existing leases and prepare required disclosures. While the Company will complete its determination of the impact of adopting this standard on its consolidated financial statements in the first quarter of 2019, the Company does not expect ASU 2016-02 will have a material impact on its results of operations or cash flows. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company's operating leases at December 31, 2017. In addition, the Company is in the process of redrafting its accounting policies and internal controls over financial reporting relating to lease accounting, and drafting the expanded disclosures.
Other accounting standard updates effective for interim and annual periods beginning after December 31, 2018, are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
2018 Business Acquisitions
ASV Global, L.L.C. (ASV Global). On September 20, 2018, the Company acquired ASV Global, L.L.C., renamed L3 ASV, for a purchase price of $94 million, which was financed with cash on hand. ASV Global is a leading unmanned surface vessel (USV) and autonomous vessel control systems company. The goodwill recognized for this business was $63 million, of which $20 million is expected to be deductible for income tax purposes and was assigned to the C&NS segment. The Company also recognized a preliminary estimate for technology intangible assets of $30 million, which is expected to be amortized over 15 years. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the first quarter of 2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

C.K. Industrial Engineers Limited. (C.K. Industrial Engineers). On September 18, 2018, the Company acquired C.K. Industrial Engineers Limited, for a purchase price of £18 million (approximately $24 million), excluding adjustments for £3 million (approximately $4 million) of cash acquired, which was financed with cash on hand. C.K. Industrial Engineers is a U.K.-based provider of specialized tooling and equipment used primarily in robotic solutions for automotive manufacturing. The goodwill recognized for this business was $11 million, which was assigned to the Electronic Systems segment and is not expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the first quarter of 2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
Azimuth Security and Linchpin Labs. (Azimuth Security and Linchpin Labs). On August 31, 2018, the Company acquired Azimuth Security and Linchpin Labs, renamed L3 Trenchant, for a combined purchase price of AUD $249 million (approximately $185 million), net of cash acquired of AUD $21 million (approximately $15 million), which was financed with cash on hand. The purchase price is subject to an upward adjustment for contingent consideration of up to AUD $43 million (approximately $31 million), payable in a fixed number of shares of L3 common stock not to exceed 161,087 shares, based on L3 Trenchant's post-acquisition sales for each of the 12-month periods ending June 30, 2019, 2020 and 2021. Azimuth Security and Linchpin Labs are two information security businesses that significantly strengthen the Company's existing C6ISR (Command, Control, Communications, Computers, Cyber-Defense and Combat Systems, and Intelligence, Surveillance and Reconnaissance) capabilities and create synergies to drive future growth in cyber and international markets. The Company recorded a $6 million increase to equity for the preliminary acquisition date fair value of the contingent consideration . The goodwill recognized for this business was $108 million, of which $19 million is expected to be deductible for income tax purposes and was assigned to the ISRS segment. The Company also recognized a preliminary estimate for intangible assets of $98 million, primarily relating to technology and customer relationships. The technology and customer relationship intangibles are expected to be amortized over 5 years and 20 years, respectively. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the second quarter of 2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
Applied Defense Solutions, Inc. (Applied Defense Solutions). On June 29, 2018, the Company acquired Applied Defense Solutions, Inc., renamed L3 ADS, Inc., for a purchase price of $53 million, excluding adjustments for approximately $1 million of cash acquired, which was financed with cash on hand. Applied Defense Solutions is a leading aerospace engineering, software development and space situational awareness company. The goodwill recognized for this business was $41 million, which was assigned to the ISRS segment, and is not expected to be deductible for income tax purposes. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
Latitude Engineering, LLC (Latitude Engineering). On June 28, 2018, the Company acquired Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc., for a purchase price of $15 million, which was financed with cash on hand. The purchase price is subject to additional contingent consideration not to exceed $20 million, $15 million of which is based on Latitude Engineering’s post-acquisition financial performance for the four year period ending December 31, 2021, and the remaining $5 million is based on certain post-acquisition milestone achievements through December 31, 2020. Latitude Engineering is engaged in the design, manufacturing, integration, servicing, operation and support of hybrid quadrotor unmanned aerial systems. The Company recorded a $5 million liability as of the acquisition date for the fair value of the contingent consideration. The goodwill recognized for this business was $14 million, of which $9 million is expected to be deductible for income tax purposes and was assigned to the Electronic Systems segment. The final purchase price is subject to customary adjustments for final working capital. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2018, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocation will have a material impact on its results of operations or financial position.
2017 Business Acquisitions
The final purchase price and final purchase price allocations for the 2017 acquisitions of Kigre, Inc. (Kigre), Escola De Aviacao Aerocondor, S.A. (G-Air), Doss Aviation, Inc. (Doss Aviation) and Adaptive Methods, Inc. (Adaptive Methods) have been finalized as of the third quarter of 2018. The final purchase price allocations resulted in a $7 million increase to goodwill.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

See Note 3 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information about the Company’s 2017 business acquisitions.
Unaudited Pro Forma Statements of Operations Data
The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 28, 2018 and the year ended December 31, 2017, assuming that the business acquisitions completed during 2018 and 2017 had occurred on January 1, 2017 and January 1, 2016, respectively. The unaudited pro forma Statements of Operations data below include adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2018 and 2017 acquisitions had occurred on January 1, 2017 and January 1, 2016, respectively.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions, except per share data)
Pro forma net sales	$2,536	$2,338	$7,553	$7,134
Pro forma income from continuing operations attributable to L3	$204	$144	$577	$486
Pro forma net income attributable to L3	$204	$23	$783	$388
Pro forma diluted earnings per share from continuing operations	$2.57	$1.80	$7.25	$6.10
Pro forma diluted earnings per share	$2.57	$0.29	$9.84	$4.87
The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.
Investments in Nonconsolidated Affiliates
Peak Nano Optics, LLC (Peak Nano). On February 6, 2018, the Company acquired a 25% interest in Peak Nano Optics, LLC, for a purchase price of $20 million. Peak Nano is a nanotechnology company, which allows for the design and manufacturing of polymer lenses for military, sporting and commercial optics applications using its nanolayer gradient refractive index technology. The purchase price included a contingent payment of $30 million based upon Peak Nano meeting certain technical milestones on or before August 5, 2018. The Company recorded $6 million for the fair value of the contingent consideration liability on the investment date. During the quarter ended September 28, 2018, the Company reduced the fair value of the contingent consideration liability to zero as the technical milestones were not met by the deadline. Notwithstanding that Peak Nano missed the contractual deadline to meet certain technical milestones, based on continued monitoring and interactions with Peak Nano, the Company anticipates Peak Nano will achieve the technical milestones by the end of 2018.
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
Business Divestitures
2018 Divestitures
As discussed in Note 1, on June 29, 2018, the Company completed the sale of its Crestview & TCS Businesses. The assets and liabilities of the Crestview & TCS Businesses are classified as held for sale in the Company’s audited consolidated balance sheet as of December 31, 2017. The Crestview & TCS Businesses, which were within the Company’s ISRS segment, primarily provided aircraft fabrication and assembly of fixed and rotary wing aero structures as well as avionics hardware and software

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

systems to address mission critical needs. The table below presents Crestview & TCS Businesses’ results of operations and is included in continuing operations.

Year-to-Date Ended
September 28, 2018
(in millions)
Net Sales	$64
Gain on sale of businesses	$44
Income from continuing operations before income taxes	$47
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

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

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Net sales	$—	$357	$597	$1,060
Operating costs and expenses (1)	—	(524)	(561)	(1,191)
Operating (loss) income from discontinued operations	—	(167)	36	(131)
Interest expense allocated to discontinued operations	—	(1)	(1)	(1)
Gain on sale of businesses	—	—	237	—
(Loss) income from discontinued operations before income taxes	—	(168)	272	(132)
Income tax benefit (expense)	—	47	(66)	34
(Loss) income from discontinued operations, net of income taxes	$—	$(121)	$206	$(98)
__________________

(1)
The Company recognized $3 million and $1 million of trailing expenses related to the sale of National Security Solutions for the year-to-date periods ended September 28, 2018 and September 29, 2017, respectively.

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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

2017 Divestitures
During the year-to-date period ended September 29, 2017, the Company completed the sales of the CTC Aviation Jet Services Limited (Aviation Jet Services) business, the L3 Coleman Aerospace (Coleman) business and the Display Product Line. The table below presents pre-tax (loss) gain recognized, the proceeds received and net sales included in continuing operations from these divestitures.

	Year-to-Date Ended September 29, 2017
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

Year-to-Date Ended
September 29, 2017
(in millions)
Net sales	$10
Income before income taxes	$2
6. Contract Assets and Contract Liabilities
Contract assets represent accumulated incurred costs and earned profits on contracts with customers that have been recorded as sales but have not been billed to customers and are classified as current. Contract liabilities consist of advance payments, billings in excess of costs incurred and deferred revenue which represent amounts received in excess of sales recognized on contracts. The Company classifies advance payments and billings in excess of costs incurred as current, and deferred revenue as current or non-current based on the expected timing of sales recognition. Contract assets and contract liabilities are determined on a contract by contract basis at the end of each reporting period. The non-current portion of contract liabilities is included in other liabilities in the Company's consolidated balance sheets (see Note 10).

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the components of net contract assets.

	September 28, 2018	January 1, 2018
	(in millions)
Contract assets	$1,707	$1,349
Contract liabilities — current	(578)	(565)
Contract liabilities — non-current	(31)	(28)
Net contract assets	$1,098	$756
Contract assets increased from January 1, 2018 to September 28, 2018 by $358 million primarily due to sales exceeding billings due to contractual billing terms on U.S. Government contracts across all business areas, with the largest increases from ISR Systems, Link Training & Simulation, Space & Power Systems and Aircraft Systems. Contract liabilities increased by $16 million primarily due to advances received by ISR Systems for aircraft procurements related to U.S. and foreign government contracts and performance obligations assumed in connection with the acquisition of Trenchant, partially offset by decreases due to the liquidation of advances received by Link Training & Simulation and Advanced Communications resulting from performance on customer contracts.
The Company did not recognize any impairment losses on contract assets during the quarterly and year-to-date periods ended September 28, 2018.
For the year-to-date period ended September 28, 2018, the Company recognized sales of $403 million related to its contract liabilities at January 1, 2018.
The components of contract assets are presented in the table below.

	September 28, 2018	January 1, 2018
	(in millions)
Unbilled contract receivables, gross	$2,827	$2,232
Unliquidated progress payments and advances	(1,120)	(883)
Total contract assets	$1,707	$1,349
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to operating costs and expenses by the Company’s U.S. Government contractor businesses for the quarterly and year-to-date periods ended September 29, 2017.

	Third Quarter Ended	Year-to-Date Ended
	September 29, 2017	September 29, 2017
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$174	$173
Contract costs incurred:
IRAD and B&P	88	242
Other G&A	211	610
Total	299	852
Amounts charged to operating costs and expenses	(294)	(846)
Amounts included in inventoried contract costs at end of the period	$179	$179
8. Inventories
Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value. The Company's inventories at December 31, 2017 were comprised primarily of amounts related to standard products. In addition, the Company classified inventories related to contracts for complex aerospace and electronic equipment and engineering and technical services according to the customers' specifications as inventoried contract costs, which was a component of contracts in process on the consolidated balance sheet at December 31, 2017. See Note 7 for additional information. In accordance with ASC 606, all work in process that customers do not currently control are classified within inventories on the Company's consolidated balance sheet at September 28, 2018, without regard to whether the goods promised to the customer are standard or customized.

	September 28, 2018	December 31, 2017
	(in millions)
Raw materials, components and sub-assemblies	$319	$184
Work in process	404	98
Finished goods	188	107
Total	$911	$389
Inventories at September 28, 2018 included G&A costs of $53 million. G&A costs incurred and recorded in inventories totaled $887 million during the year-to-date period ended September 28, 2018, and G&A costs charged to expense from inventories totaled $891 million during the year-to-date period ended September 28, 2018. See Note 7 for information on G&A costs included in contracts in process for the quarterly and year-to-date periods ended September 29, 2017.

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

	ISRS	C&NS	Electronic Systems	Consolidated Total
	(in millions)
Goodwill	$2,504	$1,977	$2,238	$6,719
Accumulated impairment losses	(46)	(15)	(43)	(104)
December 31, 2017	2,458	1,962	2,195	6,615
Business acquisitions (1)	150	65	30	245
Foreign currency translation adjustments	(9)	(4)	(13)	(26)
September 28, 2018	2,599	2,023	2,212	6,834
Goodwill	2,645	2,038	2,255	6,938
Accumulated impairment losses	(46)	(15)	(43)	(104)
	$2,599	$2,023	$2,212	$6,834
__________________

(1)
The increase for the ISRS segment was due to the acquisitions of the Azimuth Security, Linchpin Labs and Applied Defense Solutions businesses and the purchase price allocation adjustments for the Kigre business acquisition. The increase for the C&NS segment was due to the acquisition of the ASV Global business and purchase price allocation adjustments for the Adaptive Methods business acquisition. The increase for the Electronic Systems segment was due to the acquisitions of the Latitude Engineering and C.K. Industrial Engineers businesses and the purchase price allocation adjustments for the G-Air and Doss Aviation business acquisitions.

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

		September 28, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	16	$444	$280	$164	$393	$257	$136
Technology	9	262	124	138	189	114	75
Other	10	61	15	46	29	14	15
Total subject to amortization		767	419	348	611	385	226
IPR&D	indefinite	66	—	66	66	—	66
Total		$833	$419	$414	$677	$385	$292

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Amortization expense	$10	$10	32	30
Based on gross carrying amounts at September 28, 2018, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2018 through 2022 is presented in the table below.

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$49	$59	$52	$45	$38
10. Other Current Liabilities and Other Liabilities
The table below presents the components of other current liabilities.

	September 28, 2018	December 31, 2017
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$69	$69
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	46	63
Accrued interest	39	43
Estimated contingent purchase price payable for acquired businesses (see Note 16)	5	11
Deferred revenues	—	38
Other	140	143
Total other current liabilities	$299	$367
The table below presents the components of other liabilities.

	September 28, 2018	December 31, 2017
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 12)	$180	$164
Deferred compensation	53	49
Notes payable and capital lease obligations	38	16
Contract liabilities (see Note 6)	31	—
Accrued workers' compensation	24	23
Accrued product warranty costs	22	30
Estimated contingent purchase price payable for acquired businesses (see Note 16)	11	20
Deferred revenues	—	19
Other	83	77
Total other liabilities	$442	$398

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 28, 2018	September 29, 2017
	(in millions)
Accrued product warranty costs:
Balance at January 1	$99	$109
Acquisitions during the period	—	3
Accruals for product warranties issued during the period	34	34
Changes to accruals for product warranties existing before January 1	(1)	—
Settlements made during the period	(41)	(52)
Foreign currency translation adjustments	—	1
Balance at end of period	$91	$95
11. Debt
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	September 28, 2018	December 31, 2017
	(in millions)
Borrowings under Revolving Credit Facility (1)	$—	$—
5.20% Senior Notes due 2019	—	1,000
4.75% Senior Notes due 2020	—	800
4.95% Senior Notes due 2021	650	650
3.85% Senior Notes due 2023	800	—
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
4.40% Senior Notes due 2028	1,000	—
Principal amount of long-term debt (2)	3,350	3,350
Unamortized discounts	(7)	(7)
Deferred debt issue costs	(23)	(13)
Carrying amount of long-term debt	$3,320	$3,330
__________________

(1)
During the year-to-date period ended September 28, 2018, L3’s aggregate borrowings and repayments under the Credit Facility were $501 million. At September 28, 2018, L3 had the full availability of its $1 billion Credit Facility.

(2)
With respect to the Company’s outstanding senior notes, including the senior notes issued on June 6, 2018, upon the occurrence of both a “change in control” (as defined in the indentures governing the senior notes) along with a “change of control triggering event” (generally described as the applicable series of senior notes ceasing to be rated investment grade, as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

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

(3)
The 2023 Notes may be redeemed at any time prior to May 15, 2023 (one month prior to maturity), and the 2028 Notes may be redeemed at any time prior to March 15, 2028 (three months prior to maturity), at the option of L3, in whole or in part, at a redemption price equal to the greater of: (i) 100% of the principal amount, or (ii) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the senior notes), plus the spread indicated in the table above. In addition, if the 2023 Notes and the 2028 Notes are redeemed at any time on or after May 15, 2023 and March 15, 2028, respectively, the redemption price would be equal to 100% of the principal amount.

(4)
Upon the occurrence of a change in control (as defined in the indentures governing the senior notes) along with a “change of control triggering event” (generally described as the applicable series of senior notes ceasing to be rated investment grade, as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Repurchases and Redemptions of Senior Notes
The table below summarizes the Tender Offers with respect to the 2019 Notes and the 2020 Notes.

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
12. Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At September 28, 2018, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2012, 2013, 2015 and 2016 were open.
The U.S. Internal Revenue Service (IRS) is auditing the Company’s U.S. Federal income tax returns for the years ended 2012 and 2013. The Company expects the audits to conclude within the next 12 months. The Company cannot predict the outcome of the audits at this time.
During the quarterly period ended September 28, 2018, the statutes of limitations for several of the Company's tax returns, including its 2014 U.S. Federal income tax return as well as certain foreign tax returns expired. As a result, the Company reduced its income tax provision by $14 million for the reversal of previously accrued amounts.
The U.S. Government enacted U.S. Tax Reform on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, the Company recorded an estimated tax benefit (Preliminary Net Tax Benefit) of $79 million from U.S. Tax Reform in its consolidated financial statements for the year ended December 31, 2017. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), the Company increased the Preliminary Net Tax Benefit by $3 million during the quarterly and year-to-date periods ended September 28, 2018. The adjusted Preliminary Net Tax Benefit of $82 million includes a $100 million estimated tax benefit related to the remeasurement of deferred taxes partially offset by an estimated tax provision of $18 million related to the Toll Charge. SAB 118 allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. As such, the Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform and legislative action to clarify the interpretation of U.S. Tax Reform. Additionally, the Company is still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
The effective income tax rate for the quarterly period ended September 28, 2018 decreased to 8.0%, compared to 24.0% for the quarterly period ended September 29, 2017, due to the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters, tax benefits from U.S. Tax Reform and stock-based compensation expense.
The effective income tax rate for the year-to-date period ended September 28, 2018 decreased to 13.3%, compared to 22.8% for the same period last year, due to tax benefits of U.S. Tax Reform and stock-based compensation expense, partially offset by the related income tax impact of the sale of the Crestview & TCS Businesses.
At September 28, 2018, the Company anticipates that unrecognized tax benefits will decrease by approximately $32 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.
Current and non-current income taxes payable include accrued potential interest of $16 million ($12 million after income taxes) at September 28, 2018 and $15 million ($11 million after income taxes) at December 31, 2017, and potential penalties of $9 million at September 28, 2018 and $8 million at December 31, 2017.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

13. Accumulated Other Comprehensive (Loss) Income (AOCI)
The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2017	$(54)	$9	$(646)	$(691)
Other comprehensive loss before reclassifications, net of tax	(42)	(11)	—	(53)
Amounts reclassified from AOCI, net of tax	—	2	39	41
Net current period other comprehensive (loss) income	(42)	(9)	39	(12)
Balance at September 28, 2018	$(96)	$—	$(607)	$(703)

Balance at December 31, 2016	$(178)	$6	$(554)	$(726)
Other comprehensive income before reclassifications, net of tax	120	8	—	128
Amounts reclassified from AOCI, net of tax	—	(2)	27	25
Net current period other comprehensive income	120	6	27	153
Balance at September 29, 2017	$(58)	$12	$(527)	$(573)
Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI (a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Third Quarter Ended		Year-to-Date Ended
Details About AOCI Components	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
(Loss) gain on hedging instruments	$(3)	$2	$(2)	$3	Cost of sales-products
	(3)	2	(2)	3	Income from continuing operations before income taxes
	—	(1)	—	(1)	Provision for income taxes
	$(3)	$1	$(2)	$2	Income from continuing operations

Amortization of defined benefit pension and postretirement items:
Net loss (b)	$(16)	$(13)	$(51)	$(43)	Income from continuing operations before income taxes
	4	5	12	16	Provision for income taxes
	$(12)	$(8)	$(39)	$(27)	Income from continuing operations
Total reclassification for the period	$(15)	$(7)	$(41)	$(25)	Income from continuing operations
__________________

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 20 for additional information).
14. Equity
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. Repurchases of L3’s common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L3 repurchased 1,637,299 shares of its common stock at an average price of $196.64

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

per share for an aggregate amount of $322 million from January 1, 2018 through September 28, 2018. All share repurchases of L3’s common stock have been recorded as treasury shares.
The Company did not repurchase any shares of common stock from September 29, 2018 through October 19, 2018. In connection with the planned merger with Harris Corporation (see Note 25), the Company suspended future share repurchases.
On July 10, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, paid on September 17, 2018 to shareholders of record at the close of business on August 17, 2018. During the year-to-date period ended September 28, 2018, the Company paid $191 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.
On October 22, 2018, L3’s Board of Directors declared a quarterly cash dividend of $0.80 per share, payable on December 17, 2018 to shareholders of record at the close of business on November 16, 2018.
15. L3’s Earnings Per Share
A reconciliation of basic and diluted Earnings Per Share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions, except per share data)
Reconciliation of net income:
Net income	$208	$25	$795	$400
Net income from continuing operations attributable to noncontrolling interests	(6)	(3)	(15)	(12)
Net income attributable to L3’s common shareholders	$202	$22	$780	$388
Earnings (loss) attributable to L3’s common shareholders:
Continuing operations	$202	$143	$574	$486
Discontinued operations, net of income tax	—	(121)	206	(98)
Net income attributable to L3’s common shareholders	$202	$22	$780	$388
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	78.5	78.2	78.4	78.0
Basic earnings (loss) per share:
Continuing operations	$2.57	$1.83	$7.32	$6.23
Discontinued operations, net of income tax	—	(1.55)	2.63	(1.26)
Net income	$2.57	$0.28	$9.95	$4.97
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	78.5	78.2	78.4	78.0
Effect of dilutive securities	0.9	1.6	1.2	1.6
Common and potential common shares	79.4	79.8	79.6	79.6
Diluted earnings (loss) per share:
Continuing operations	$2.54	$1.79	$7.21	$6.10
Discontinued operations, net of income tax	—	(1.51)	2.59	(1.23)
Net income	$2.54	$0.28	$9.80	$4.87

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The computation of diluted EPS excludes 0.3 million shares for each of the quarterly and year-to-date periods ended September 28, 2018 and 0.4 million shares and 0.3 million shares for the quarterly and year-to-date periods ended September 29, 2017, respectively, for share-based payment awards as they were anti-dilutive.
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

	September 28, 2018			December 31, 2017
Description	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in millions)
Assets
Cash equivalents	$167	$—	$—	$310	$—	$—
Derivatives (foreign currency forward contracts)	—	4	—	—	11	—
Total assets	$167	$4	$—	$310	$11	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$6	$—	$—	$1	$—
Contingent consideration	—	—	16	—	—	31
Total liabilities	$—	$6	$16	$—	$1	$31
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
The contingent consideration liabilities represent the future potential earn-out payments relating to the acquisitions of MacDonald Humfrey (Automation) Limited, renamed L3 MacDonald Humfrey (MacH), on November 22, 2016, Open Water Power, Inc., renamed L3 Open Water Power, Inc. (Open Water Power), on May 19, 2017 and Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc. (Latitude Engineering) on June 28, 2018 and the Peak Nano investment. The fair value of the MacH contingent consideration liability, and a portion of the Latitude Engineering contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019, and the aggregate revenue of Latitude Engineering as of each year within the four-year period ended December 31, 2021. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) projected revenues of the acquired businesses, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability and a portion of the Latitude Engineering contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power and Latitude Engineering through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) the discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within operating costs and expenses in the unaudited condensed consolidated statements of operations.
The Peak Nano contingent consideration liability was recorded at fair value on the acquisition date based on a probability assessment of the likelihood of achieving certain technical milestones on or before August 5, 2018. During the quarter ended September 28, 2018, the Company reduced the fair value of the contingent consideration liability to zero as the technical milestones

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

were not met by the deadline. The fair value of the contingent consideration liability has been reassessed quarterly, and changes reflected within interest and other income, net, in the unaudited condensed consolidated statements of operations.
The table below presents the changes to contingent consideration obligations during the year-to-date period ended September 28, 2018.

September 28, 2018
(in millions)
Balance at beginning of period	$31
Acquisitions and investments	10
Cash payments	(7)
Changes in fair value of contingent consideration, net	(18)
Balance at end of period	$16
17. Financial Instruments
At September 28, 2018 and December 31, 2017, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	September 28, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior notes (1)	$3,320	$3,338	$3,330	$3,502
Foreign currency forward contracts (2)	$(2)	$(2)	$10	$10
__________________

(1)	The Company measures the fair value of its senior notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

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
Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, the United Arab Emirates dirham, the British pound and the New Zealand dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 28, 2018.

Currency	Notional Amounts
(in millions)
Canadian dollar	$155
U.S. dollar	141
Euro	97
United Arab Emirates dirham	12
British pound	10
New Zealand dollar	4
Total	$419
At September 28, 2018, the Company’s foreign currency forward contracts had maturities through 2023.
The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 28, 2018				December 31, 2017
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts (1)	$3	$1	$5	$1	$11	$—	$1	$—
Total derivative instruments	$3	$1	$5	$1	$11	$—	$1	$—
__________________

(1)	See Note 16 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.
The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were a pre-tax loss of $3 million and pre-tax gain of $2 million for the quarterly periods ended September 28, 2018 and September 29, 2017, respectively, and a pre-tax loss of $2 million and pre-tax gain of $3 million for the year-to-date periods ended September 28, 2018 and September 29, 2017, respectively. At September 28, 2018, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months was $3 million.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

19. Commitments and Contingencies
Procurement Regulations
A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with the U.S. Government, foreign government customers and state and local governments. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures, including investigations into the pricing of certain contracts entered into by the C&NS segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.
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
In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 28, 2018, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in the matter set forth below, unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in such matter. With respect to any litigation matter below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that any of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

20. Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Components of net periodic benefit cost:
Service cost	$25	$22	$77	$72	$—	$1	$1	$2
Interest cost	36	35	108	106	2	2	4	4
Expected return on plan assets	(56)	(48)	(168)	(146)	(2)	(1)	(4)	(3)
Amortization of prior service (credits) costs	(1)	1	(1)	1	(1)	(1)	(1)	(1)
Amortization of net loss (gains)	18	14	55	45	—	(1)	(2)	(2)
Curtailment loss (1)	—	2	—	2	—	—	—	—
Net periodic benefit cost	$22	$26	$71	$80	$(1)	$—	$(2)	$—
__________________

(1)	During the quarterly period ended September 29, 2017, the Company recognized a $2 million pension curtailment loss related to severance and restructuring activities in the ISRS segment.
The components of net periodic benefit cost other than the service cost component are included in interest and other income, net, in the unaudited condensed consolidated statements of operations. Service cost is included in operating costs and expenses in the unaudited condensed consolidated statements of operations.
Contributions. The Company contributed cash of $94 million to its pension plans and $4 million to its other postretirement benefit plans during the year-to-date period ended September 28, 2018. The Company expects to contribute an additional $6 million each to its pension plans and its other postretirement benefit plans during the remainder of 2018.
21. Stock-Based Compensation
During the year-to-date period ended September 28, 2018, the Company granted stock-based awards under the Amended and Restated 2008 Long Term Performance Plan in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the year-to-date period ended September 28, 2018 are further discussed below.
Stock Options. The Company granted 221,886 stock options with a weighted average exercise price of $208.92 per option, which was equal to the closing price of L3’s common stock on the date of grant. Options expire 10 years after the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to the Company’s Chairman, Chief Executive Officer and President are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $37.72 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.2
Expected volatility	19.8%
Expected dividend yield	1.8%
Risk-free interest rate	2.7%
Restricted Stock Units. The Company granted 250,105 restricted stock units with a weighted average grant date fair value of $210.12 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the year-to-date period ended September 28, 2018, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).
Performance Units. The Company granted 22,325 performance units with a weighted average grant date fair value per unit of $209.91. The final payout for these units is based on the achievement of pre-determined EPS goals established by the Compensation Committee of the Company’s Board of Directors for the three-year period ending December 31, 2020. Units earned can range from zero to 200% of the original number of units awarded, which are converted into shares of L3’s common stock.
22. Supplemental Cash Flow Information

	Year-to-Date Ended
	September 28, 2018	September 29, 2017
	(in millions)
Interest paid	$125	$120
Income tax payments	$93	$129
Income tax refunds	$4	$14
23. Segment Information and Disaggregation of Net Sales
The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Net Sales:
ISRS	$1,099	$968	$3,250	$2,940
C&NS	745	759	2,270	2,290
Electronic Systems	703	584	2,047	1,839
Elimination of intercompany sales	(28)	(18)	(94)	(70)
Consolidated total	$2,519	$2,293	$7,473	$6,999
Operating Income:
ISRS	$121	$73	$321	$256
C&NS	69	81	208	277
Electronic Systems	91	78	276	230
Segment total	281	232	805	763
(Loss) gain on sale of the Crestview & TCS Businesses	(4)	—	44	—
Merger, acquisition and divestiture related expenses	(5)	—	(5)	—
Consolidated total	$272	$232	$844	$763
Depreciation and amortization:
ISRS	$20	$21	$64	$63
C&NS	15	17	48	49
Electronic Systems	19	17	58	49
Consolidated total	$54	$55	$170	$161

	September 28, 2018	December 31, 2017
	(in millions)
Total Assets:
ISRS	$4,813	$4,164
C&NS	3,722	3,476
Electronic Systems	4,159	3,939
Corporate	490	709
Assets held for sale	—	135
Assets of discontinued operations	—	306
Consolidated total	$13,184	$12,729
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

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Sales by End Customer. Direct sales to the end customer represented approximately 65% of the Company’s consolidated sales for the quarterly period ended September 28, 2018, and indirect sales as a subcontractor or supplier represented the remaining 35%. Direct sales to the end customer represented approximately 64% of the Company’s consolidated sales for the year-to-date period ended September 28, 2018, and indirect sales as a subcontractor or supplier represented the remaining 36%. The tables below present total net sales disaggregated by end customer.

	Third Quarter Ended September 28, 2018
End Customer	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Total DoD	$709	$561	$309	$1,579
Other U.S. Government	48	21	55	124
Total U.S. Government	757	582	364	1,703
Foreign governments (1)	293	71	48	412
Commercial — foreign	8	25	170	203
Commercial — domestic	38	56	107	201
Total	$1,096	$734	$689	$2,519

	Year-to-Date Ended September 28, 2018
End Customer	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Total DoD	$2,227	$1,679	$968	$4,874
Other U.S. Government	108	74	128	310
Total U.S. Government	2,335	1,753	1,096	5,184
Foreign governments (1)	733	242	140	1,115
Commercial — foreign	51	87	503	641
Commercial — domestic	102	161	270	533
Total	$3,221	$2,243	$2,009	$7,473
__________________

(1)	Includes sales under foreign military sales agreements, which are made directly between the U.S. Government and foreign governments.
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

	Third Quarter Ended September 28, 2018
Contract Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Fixed-price(1)	$697	$519	$606	$1,822
Cost-plus(2)	362	195	75	632
Time-and-material	37	20	8	65
Total sales	$1,096	$734	$689	$2,519

	Year-to-Date Ended September 28, 2018
Contract Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Fixed-price(1)	$2,046	$1,626	$1,715	$5,387
Cost-plus(2)	1,031	552	270	1,853
Time-and-material	144	65	24	233
Total sales	$3,221	$2,243	$2,009	$7,473
__________________

(1)	Includes fixed-price incentive fee type contracts, which contributed approximately 1% to the Company's total net sales for the quarterly and year-to-date periods ended September 28, 2018.

(2)
Includes cost-plus award and incentive fee type contracts, which contributed approximately 2% and 3% to the Company's total net sales for the quarterly and year-to-date periods ended September 28, 2018, respectively.

Sales by Deliverable Type: The tables below present total net sales disaggregated by the type of deliverable, which is determined by the Company at the performance obligation level.

	Third Quarter Ended September 28, 2018
Sales by Deliverable Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Products	$712	$543	$481	$1,736
Services	384	191	208	783
Total sales	$1,096	$734	$689	$2,519

	Year-to-Date Ended September 28, 2018
Sales by Deliverable Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Products	$2,085	$1,668	$1,415	$5,168
Services	1,136	575	594	2,305
Total sales	$3,221	$2,243	$2,009	$7,473

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Revenue Recognition Method: The tables below present total net sales disaggregated based on the revenue recognition method applied.

	Third Quarter Ended September 28, 2018
Revenue Recognition Method	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Cost to cost method	$813	$678	$374	$1,865
Point in time	220	38	173	431
Output method	18	4	130	152
Billing method	45	14	12	71
Total sales	$1,096	$734	$689	$2,519

	Year-to-Date Ended September 28, 2018
Revenue Recognition Method	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Cost to cost method	$2,456	$1,932	$1,221	$5,609
Point in time	604	238	505	1,347
Output method	47	17	250	314
Billing method	114	56	33	203
Total sales	$3,221	$2,243	$2,009	$7,473
24. Severance and Restructuring Related Costs
Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $4 million and $18 million of severance and restructuring related costs with respect to approximately 500 employees during the quarterly and year-to-date periods ended September 28, 2018, respectively. During the year ended December 31, 2017, the Company recorded a total of $101 million of severance and restructuring related costs with respect to approximately 1,500 employees. Severance and restructuring related costs are reported within operating costs and expenses on the unaudited condensed consolidated statements of operations. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Reportable Segment
ISRS(1)	$2	$15	$4	$17
C&NS	—	17	9	36
Electronic Systems	2	2	5	7
Consolidated	$4	$34	$18	$60
__________________

(1)	The severance and restructuring related costs incurred during the quarterly period ended September 29, 2017 includes $2 million of pension curtailment losses. See Note 20 for additional information.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The Company had severance and restructuring related liabilities of $13 million and $23 million included in other current liabilities on the Company’s balance sheets at September 28, 2018 and December 31, 2017, respectively. The remaining liability balance at September 28, 2018 is expected to be paid primarily by the third quarter of 2019. The table below presents the change to the Company’s severance and restructuring related liability during the year-to-date period ended September 28, 2018.

September 28, 2018
(in millions)
Balance at beginning of period	$23
Additional provisions	18
Cash payments	(28)
Balance at end of period	$13
25. Subsequent Event
On October 14, 2018, L3 and Harris Corporation (“Harris”) announced an agreement to combine in an all stock merger of equals. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”) governing the proposed transaction, which was unanimously approved by the boards of directors of both companies, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock they hold. Upon completion of the merger, Harris shareholders will own approximately 54% and L3 shareholders will own approximately 46% of the combined company, which will be renamed L3 Harris Technologies, Inc. The merger is expected to close in the middle of 2019, subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of both L3 and Harris.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

26. Condensed Combining Financial Information of L3 and Its Subsidiaries
The debt of L3, including the senior notes and borrowings under amounts drawn against the Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its 100% owned domestic subsidiaries (the Guarantor Subsidiaries). See Note 9 to the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the Non-Guarantor Subsidiaries) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.
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
	(in millions)
Condensed Combining Balance Sheets:
At September 28, 2018
Current assets:
Cash and cash equivalents	$258	$21	$251	$(23)	$507
Billed receivables, net	302	322	276	—	900
Contract assets	612	878	217	—	1,707
Inventories	382	294	235	—	911
Prepaid expenses and other current assets	133	199	78	—	410
Total current assets	1,687	1,714	1,057	(23)	4,435
Goodwill	2,124	3,011	1,699	—	6,834
Other assets	695	767	453	—	1,915
Investment in and amounts due from consolidated subsidiaries	6,144	6,695	—	(12,839)	—
Total assets	$10,650	$12,187	$3,209	$(12,862)	$13,184
Current liabilities	$751	$900	$632	$(23)	$2,260
Amounts due to consolidated subsidiaries	—	—	444	(444)	—
Other long-term liabilities	937	791	165	—	1,893
Long-term debt	3,320	—	—	—	3,320
Total liabilities	5,008	1,691	1,241	(467)	7,473
L3 shareholders’ equity	5,642	10,496	1,968	(12,464)	5,642
Noncontrolling interests	—	—	—	69	69
Total equity	5,642	10,496	1,968	(12,395)	5,711
Total liabilities and equity	$10,650	$12,187	$3,209	$(12,862)	$13,184

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2017
Current assets:
Cash and cash equivalents	$432	$16	$285	$(71)	$662
Billed receivables, net	266	244	213	—	723
Contracts in process	706	912	315	—	1,933
Prepaid expenses and other current assets	330	235	124	—	689
Assets held for sale	—	135	—	—	135
Assets of discontinued operations	306	—	—	—	306
Total current assets	2,040	1,542	937	(71)	4,448
Goodwill	2,099	2,932	1,584	—	6,615
Other assets	658	687	321	—	1,666
Investment in and amounts due from consolidated subsidiaries	5,662	6,310	—	(11,972)	—
Total assets	$10,459	$11,471	$2,842	$(12,043)	$12,729
Current liabilities	$811	$832	$564	$(71)	$2,136
Liabilities held for sale	—	17	—	—	17
Liabilities of discontinued operations	226	—	—	—	226
Amounts due to consolidated subsidiaries	—	—	391	(391)	—
Other long-term liabilities	1,009	729	131	—	1,869
Long-term debt	3,330	—	—	—	3,330
Total liabilities	5,376	1,578	1,086	(462)	7,578
L3 shareholders’ equity	5,083	9,893	1,756	(11,649)	5,083
Noncontrolling interests	—	—	—	68	68
Total equity	5,083	9,893	1,756	(11,581)	5,151
Total liabilities and equity	$10,459	$11,471	$2,842	$(12,043)	$12,729

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended September 28, 2018:
Total net sales	$872	$1,274	$456	$(83)	$2,519
Total operating costs and expenses	(759)	(1,200)	(362)	83	(2,238)
Loss on sale of the Crestview & TCS Businesses	—	(4)	—	—	(4)
Merger, acquisition and divestiture related expenses	(5)	—	—	—	(5)
Operating income	108	70	94	—	272
Interest expense	(40)	—	—	—	(40)
Interest and other income, net	14	1	—	—	15
Debt retirement charge	(21)	—	—	—	(21)
Income from continuing operations before income taxes	61	71	94	—	226
Provision for income taxes	(6)	(4)	(8)	—	(18)
Equity in net income of consolidated subsidiaries	147	48	—	(195)	—
Net income	202	115	86	(195)	208
Net income attributable to noncontrolling interests	—	—	—	(6)	(6)
Net income attributable to L3	$202	$115	$86	$(201)	$202
Comprehensive income attributable to L3	$213	$115	$83	$(198)	$213

For the quarter ended September 29, 2017:
Total net sales	$836	$1,157	$386	$(86)	$2,293
Total operating costs and expenses	(747)	(1,081)	(319)	86	(2,061)
Operating income	89	76	67	—	232
Interest expense	(41)	—	(1)	—	(42)
Interest and other income, net	1	—	1	—	2
Income from continuing operations before income taxes	49	76	67	—	192
Provision for income taxes	(11)	(19)	(16)	—	(46)
Equity in net income of consolidated subsidiaries	105	34	—	(139)	—
Income from continuing operations	143	91	51	(139)	146
Income from discontinued operations, net of income taxes	(121)	—	—	—	(121)
Net income	22	91	51	(139)	25
Net income attributable to noncontrolling interests	—	—	—	(3)	(3)
Net income attributable to L3	$22	$91	$51	$(142)	$22
Comprehensive income attributable to L3	$85	$139	$101	$(240)	$85

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date period ended September 28, 2018:
Total net sales	$2,598	$3,841	$1,309	$(275)	$7,473
Total operating costs and expenses	(2,300)	(3,594)	(1,049)	275	(6,668)
Gain on sale of the Crestview & TCS Businesses	—	44	—	—	44
Merger, acquisition and divestiture related expenses	(5)	—	—	—	(5)
Operating income	293	291	260	—	844
Interest expense	(124)	—	(1)	—	(125)
Interest and other income, net	25	2	2	—	29
Debt retirement charge	(69)	—	—	—	(69)
Income from continuing operations before income taxes	125	293	261	—	679
Provision for income taxes	(16)	(39)	(35)	—	(90)
Equity in net income of consolidated subsidiaries	465	141	—	(606)	—
Income from continuing operations	574	395	226	(606)	589
Income from discontinued operations, net of income tax	206	—	—	—	206
Net income	780	395	226	(606)	795
Net income attributable to noncontrolling interests	—	—	—	(15)	(15)
Net income attributable to L3	$780	$395	$226	$(621)	$780
Comprehensive income attributable to L3	$768	$353	$180	$(533)	$768

For the year-to-date period ended September 29, 2017:
Total net sales	$2,580	$3,546	$1,136	$(263)	$6,999
Total operating costs and expenses	(2,328)	(3,226)	(945)	263	(6,236)
Operating income	252	320	191	—	763
Interest expense	(125)	—	(1)	—	(126)
Interest and other income, net	6	—	2	—	8
Income from continuing operations before income taxes	133	320	192	—	645
Provision for income taxes	(30)	(73)	(44)	—	(147)
Equity in net income of consolidated subsidiaries	383	92	—	(475)	—
Income from continuing operations	486	339	148	(475)	498
Income from discontinued operations, net of income tax	(98)	—	—	—	(98)
Net income	388	339	148	(475)	400
Net income attributable to noncontrolling interests	—	—	—	(12)	(12)
Net income attributable to L3	$388	$339	$148	$(487)	$388
Comprehensive income attributable to L3	$541	$447	$271	$(718)	$541

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the year-to-date period ended September 28, 2018:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$248	$(30)	$131	$(7)	$342
Investing activities:
Business acquisitions, net of cash acquired	(192)	—	(176)	—	(368)
Proceeds from sale of businesses, net of closing date cash balances	360	175	—	—	535
Other investing activities	(99)	(59)	(35)	—	(193)
Net cash from (used in) investing activities from continuing operations	69	116	(211)	—	(26)
Financing activities:
Proceeds from sale of senior notes	1,798	—	—	—	1,798
Repurchases and redemptions of senior notes	(1,865)	—	—	—	(1,865)
Common stock repurchased	(322)	—	—	—	(322)
Dividends paid	(191)	—	—	—	(191)
Other financing activities	82	(81)	55	55	111
Net cash (used in) from financing activities from continuing operations	(498)	(81)	55	55	(469)
Effect of foreign currency exchange rate changes on cash	—	—	(9)	—	(9)
Net increase in cash and cash equivalents of discontinued operations	7	—	—	—	7
Net (decrease) increase in cash	(174)	5	(34)	48	(155)
Cash and cash equivalents, beginning of the period	432	16	285	(71)	662
Cash and cash equivalents, end of the period	$258	$21	$251	$(23)	$507

For the year-to-date period ended September 29, 2017:
Operating activities:
Net cash from operating activities from continuing operations	$248	$187	$187	$(41)	$581
Investing activities:
Business acquisitions, net of cash acquired	(291)	—	—	—	(291)
Proceeds from sale of businesses, net of closing date cash balances	17	—	1	—	18
Other investing activities	(67)	(5)	(19)	—	(91)
Net cash used in investing activities from continuing operations	(341)	(5)	(18)	—	(364)
Financing activities:
Common stock repurchased	(91)	—	—	—	(91)
Dividends paid	(178)	—	—	—	(178)
Other financing activities	211	(174)	(137)	130	30
Net cash used in financing activities from continuing operations	(58)	(174)	(137)	130	(239)
Effect of foreign currency exchange rate changes on cash	—	—	16	—	16
Net increase in cash and cash equivalents of discontinued operations	82	—	—	—	82
Net (decrease) increase in cash	(69)	8	48	89	76
Cash and cash equivalents, beginning of the period	262	5	203	(107)	363
Cash and cash equivalents, end of the period	$193	$13	$251	$(18)	$439

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The Company has revised the reported amounts for L3, Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Eliminations in the Condensed Combining Statements of Operations for the quarterly period ended September 29, 2017 and for the year-to-date period ended September 29, 2017, to retrospectively reflect: (a) changes in Guarantor Subsidiaries resulting from the elimination of Vertex Aerospace as a guarantor due to its sale which occurred on June 29, 2018; (b) additional legal entities included as Guarantor Subsidiaries as the result of the Third Supplemental Indenture dated March 30, 2018; and (c) correction of an error related to the understatement of equity in net income of certain Guarantor Subsidiaries. As a result of the error identification discussed in (c) above, Equity in net income of consolidated subsidiaries and Net income of Guarantor Subsidiaries in the Condensed Combining Statements of Operations for the quarter ended September 29, 2017 and for the year-to-date period ended September 29, 2017 was understated by $34 million and $92 million respectively. The Company assessed the materiality of the error on previously issued financial statements in accordance with SEC Staff Accounting Bulleting No. 99 and No. 108, and concluded that the disclosure error is not material to the Company's previously issued financial statements taken as a whole. The impact of the items referred to above to the reported columnar amounts for L3, Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Eliminations are enumerated below.
Condensed Combining Statement of Operations (Third Quarter Ended September 29, 2017)

	As Reported				Adjustment				As Adjusted
	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations
	(in millions)
Total net sales	$840	$1,481	$408	$(83)	$(4)	$(324)	$(22)	$(3)	$836	$1,157	$386	$(86)
Total operating costs and expenses	(746)	(1,390)	(343)	83	(1)	309	24	3	(747)	(1,081)	(319)	86
Goodwill impairment charge	—	(187)	—	—	—	187	—	—	—	—	—	—
Operating income (loss)	94	(96)	65	—	(5)	172	2	—	89	76	67	—
Interest expense	(42)	—	(1)	—	1	—	—	—	(41)	—	(1)	—
Interest and other income (loss), net	7	—	(1)	—	(6)	—	2	—	1	—	1	—
Income (loss) from continuing operations before income taxes	59	(96)	63	—	(10)	172	4	—	49	76	67	—
(Provision) benefit for income taxes	(12)	24	(12)	—	1	(43)	(4)	—	(11)	(19)	(16)	—
Equity in net (loss) income of consolidated subsidiaries	(24)	—	—	24	129	34	—	(163)	105	34	—	(139)
Income (loss) from continuing operations	23	(72)	51	24	120	163	—	(163)	143	91	51	(139)
Loss from discontinued operations, net of taxes	(1)	—	—	—	(120)	—	—	—	(121)	—	—	—
Net income (loss)	22	(72)	51	24	—	163	—	(163)	22	91	51	(139)
Net income attributable to noncontrolling interests	—	—	—	(3)	—	—	—	—	—	—	—	(3)
Net income (loss) attributable to L3	$22	$(72)	$51	$21	$—	$163	$—	$(163)	$22	$91	$51	$(142)
Comprehensive income (loss) attributable to L3	$85	$(67)	$100	$(33)	$—	$206	$1	$(207)	$85	$139	$101	$(240)

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Condensed Combining Statement of Operations (Year-to-Date Ended September 29, 2017)

	As Reported				Adjustment				As Adjusted
	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations
		(in millions)
Total net sales	$2,603	$4,500	$1,201	$(257)	$(23)	$(954)	$(65)	$(6)	$2,580	$3,546	$1,136	$(263)
Total operating costs and expenses	(2,334)	(4,146)	(1,009)	257	6	920	64	6	(2,328)	(3,226)	(945)	263
Goodwill impairment charge	—	(187)	—	—	—	187	—	—	—	—	—	—
Operating income	269	167	192	—	(17)	153	(1)	—	252	320	191	—
Interest expense	(126)	(1)	(1)	—	1	1	—	—	(125)	—	(1)	—
Interest and other income, net	12	—	3	—	(6)	—	(1)	—	6	—	2	—
Income from continuing operations before income taxes	155	166	194	—	(22)	154	(2)	—	133	320	192	—
Provision for income taxes	(34)	(37)	(43)	—	4	(36)	(1)	—	(30)	(73)	(44)	—
Equity in net income of consolidated subsidiaries	268	—	—	(268)	115	92	—	(207)	383	92	—	(475)
Income from continuing operations	389	129	151	(268)	97	210	(3)	(207)	486	339	148	(475)
Loss from discontinued operations, net of taxes	(1)	—	—	—	(97)	—	—	—	(98)	—	—	—
Net income	388	129	151	(268)	—	210	(3)	(207)	388	339	148	(475)
Net income attributable to noncontrolling interests	—	—	—	(12)	—	—	—	—	—	—	—	(12)
Net income attributable to L3	$388	$129	$151	$(280)	$—	$210	$(3)	$(207)	$388	$339	$148	$(487)
Comprehensive income attributable to L3	$541	$134	$273	$(407)	$—	$313	$(2)	$(311)	$541	$447	$271	$(718)

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
Effective in the third quarter of 2018, we realigned our reportable segments. Prior to the realignment we had the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) Sensor Systems. The realignment: (i) combined the Aerospace Systems segment with the Sensor Systems segment to form a new reportable segment named the ISR Systems (ISRS) segment, (ii) moved the Naval Power Systems businesses from the Electronic Systems segment to the Communication Systems segment and changed the name of the Communication Systems segment to the Communications & Networked Systems (C&NS) segment and (iii) moved the Maritime Sensor Systems businesses from the former Sensor Systems segment to the C&NS segment. Accordingly, our current structure consists of the following three segments: (1) ISRS, (2) C&NS and (3) Electronic Systems.
ISRS provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in ISR mission solutions from seabed to space, signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Other major capabilities and mission solutions include space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, cyber and electronic warfare, special mission command & control, modeling & simulation and life cycle support. ISRS sells these products and services primarily to the DoD and select foreign governments. The ISRS business areas are ISR Systems, Aircraft Systems, Airborne Sensor Systems, Space & Sensor Systems, Warrior Sensor Systems, MAS, Advanced Programs and Intelligence & Mission Systems.
C&NS provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Other major capabilities include integrated maritime mission solutions, directed energy, lightweight unmanned undersea vehicles and naval power delivery on submarines and surface ships. C&NS sells these products and services primarily to the DoD and select foreign governments. The C&NS business areas are Broadband Communication Systems, Naval Power Systems, Advanced Communications, Space & Power Systems and Maritime Sensor Systems.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve niche markets, such as aircraft simulation and training, power and distribution, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems business areas are Commercial Aviation Solutions, Precision Engagement Systems, Link Training & Simulation and Security & Detection Systems.
Financial information with respect to our segments is included in Results of Operations within this section, Note 23 to our unaudited condensed consolidated financial statements.
We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as ASC 606), effective January 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the quarter ended September 28, 2018 (2018 third quarter) and the year-to-date period ended September 28, 2018 (2018 year-to-date period) are presented under ASC 606, while the quarter ended September 29, 2017 (2017 third quarter) and the year-to-date period ended September 29, 2017 (2017 year-to-date period) are presented under ASC 605,

Revenue Recognition, the accounting standard in effect for periods ending prior to January 1, 2018. The cumulative effect of the change in accounting for periods prior to January 1, 2018 was recognized through retained earnings at the date of adoption.
Vertex Aerospace Divestiture: On June 29, 2018, we completed the sale of the Vertex Aerospace businesses for a sale price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, we recognized: (1) a pre-tax gain from continuing operations of $44 million ($22 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $237 million ($180 million after income taxes) related to the Vertex Aerospace business. The divestiture of the Vertex Aerospace business represents a strategic shift by us to exit the logistics solution and maintenance services business for military aircraft where we do not provide complex ISR systems integration and modification. The Vertex Aerospace business generated sales of $1.4 billion for the year ended December 31, 2017. The assets and liabilities and results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented.
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
On February 12, 2018, the Trump Administration submitted its FY 2019 DoD budget request to Congress, totaling $686 billion ($617 billion base budget, $69 billion OCO funding) and representing an increase of 3% compared to FY 2018 enacted levels. On May 24, 2018, the House passed its version of the FY 2019 National Defense Authorization Act (NDAA), and on June 18, 2018, the Senate passed its version of the FY19 NDAA. Both the House and Senate versions of the FY19 NDAA authorized a base DoD budget of $617 billion and $69 billion in OCO funding, consistent with the President’s FY 2019 budget request. The final versions of the FY19 NDAA were passed by the House and Senate on July 26 and August 1, 2018, respectively, and President Trump signed it into law on August 13, 2018.
On June 28, 2018, the House passed its version of the Fiscal Year 2019 Defense Appropriations Bill, providing $674.4 billion for the Department of Defense and the Intelligence Community - funding levels aligned to those authorized in the NDAA.  On August 23, 2018, the Senate passed its version of the Fiscal Year 2019 Defense Appropriations Bill, consistent with the total funding level included in the House’s version. On September 13, 2018, House and Senate conferees announced a final conference agreement on the Fiscal Year 2019 Defense Appropriations Bill, and on September 28, 2018, the President signed the conference agreement into law. The enactment of the annual Defense Appropriations bill prior to the beginning of the Fiscal Year had not occurred in over a decade.
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

Sales Trends. For the 2018 third quarter, consolidated net sales of $2,519 million increased by $226 million, or 10%, compared to the 2017 third quarter. Organic sales increased by $236 million, or 10%, to $2,494 million for the 2018 third quarter. Organic sales exclude $24 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures.
For the 2018 year-to-date period, consolidated net sales of $7,473 million increased by $474 million, or 7%, compared to the 2017 year-to-date period. Organic sales increased by $452 million, or 7%, to $7,407 million for the 2018 year-to-date period. Organic sales exclude $66 million of sales increases related to business acquisitions and $44 million of sales declines related to business divestitures. See “Results of Operations”, including segment results below, for a further discussion of sales.
We derived approximately 66% of our 2017 sales from DoD customers; as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances and those with clearances of top-secret and above. We expect our 2018 consolidated sales to increase by approximately 6% compared to 2017, including an organic sales increase of 5%. We expect organic sales to the DoD and U.S. Government to increase by approximately 5% and organic international sales to increase by approximately 1% . We expect organic commercial sales to increase by approximately 11% primarily for commercial aviation products.
Operating Income and Margin Trends. For the 2018 third quarter, our consolidated operating income was $272 million, and our consolidated operating margin was 10.8%. Our consolidated operating income and consolidated operating margin for the 2018 third quarter were impacted by merger, acquisition and divestiture related expenses of $9 million, which are further discussed below. The merger, acquisition and divestiture related expenses are excluded from segment operating income because they are excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income was $281 million for the 2018 third quarter, an increase of 21% from $232 million for the 2017 third quarter, and our segment operating income as a percentage of sales (segment operating margin) was 11.2% for the 2018 third quarter, an increase of 110 basis points from 10.1% for the 2017 third quarter. In addition, general and administrative expenses as a percentage of sales was 15.7% for the 2018 third quarter, compared to 16.6% for the 2017 third quarter. The decrease was primarily due to general and administrative expenses increasing at a slower rate than sales increased.
For the 2018 year-to-date period, our consolidated operating income was $844 million, and our consolidated operating margin was 11.3%. Our consolidated operating income and consolidated operating margin for the 2018 year-to-date period were impacted by the gain on sale of the Crestview & TCS Businesses of $44 million and merger and acquisition related expenses of $5 million. Our segment operating income was $805 million for the 2018 year-to-date period, an increase of 6% from $763 million for the 2017 year-to-date period, and our segment operating margin was 10.8% for the 2018 year-to-date period, a decrease of 10 basis points from 10.9% for the 2017 year-to-date period. See “Results of Operations”, including segment results below, for a further discussion of operating margin. In addition, general and administrative expenses as a percentage of sales was 15.7% for the 2018 and 2017 year-to-date periods.
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
Operating Cash Flow Trends. We generated $342 million of Operating Cash Flow during the 2018 year-to-date period, a decrease of $239 million compared with $581 million generated during the 2017 year-to-date period. The decrease in Operating Cash Flow was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts.
Other Events
Subsequent Event. On October 14, 2018, L3 and Harris Corporation (“Harris”) announced an agreement to combine in an all stock merger of equals. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”) governing the proposed transaction, which was unanimously approved by the boards of directors of both companies, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock they hold. Upon completion of the merger, Harris shareholders will own approximately 54% and L3 shareholders will own approximately 46% of the combined company, which will be renamed L3 Harris Technologies, Inc. The merger is expected to close in the middle of 2019, subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of both L3 and Harris.
U.S. Tax Reform. The U.S. Government enacted the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) on December 22, 2017, which made significant changes to the U.S. tax system. Significant changes under U.S. Tax Reform included, among other things, the reduction of the U.S. corporate income tax rate from 35% to 21%, the implementation of a modified territorial tax system and the imposition of a one-time repatriation tax on deemed repatriated earnings and profits of U.S. owned foreign subsidiaries (Toll Charge). As a result, we recorded an estimated tax benefit (Preliminary Net Tax Benefit) of $79 million from U.S. Tax Reform in our consolidated financial statements for the year ended December 31, 2017. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), we increased the Preliminary Net Tax Benefit by $3 million during the 2018 third quarter and the 2018 year-to-date period. The adjusted Preliminary Net Tax Benefit of $82 million includes a $100 million estimated tax benefit related to the remeasurement of deferred taxes partially offset by an estimated tax provision of $18 million related to the Toll Charge. SAB 118 allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. As such, the Preliminary Net Tax Benefit ultimately recorded may differ in the future due principally to changes to the interpretations of U.S. Tax Reform and legislative action to clarify the interpretation of U.S. Tax Reform. Additionally, we are still evaluating the Global Intangible Low-Taxed Income (GILTI) provisions enacted under U.S. Tax Reform, and the associated election to record its effects as a period cost or as a component of deferred taxes.
Discontinued Operations. As discussed in Note 1 to our unaudited condensed consolidated financial statements, on June 29, 2018, we completed the sale of the Vertex Aerospace business. The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) L3 consolidated total net assets and (2) L3 consolidated total debt. See Note 5 to the unaudited condensed consolidated financial statements for additional information.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Net sales	$—	$357	$597	$1,060
Operating costs and expenses (1)	—	(524)	(561)	(1,191)
Operating (loss) income from discontinued operations	—	(167)	36	(131)
Interest expense allocated to discontinued operations	—	(1)	(1)	(1)
Gain on sale of businesses	—	—	237	—
(Loss) income from discontinued operations before income taxes	—	(168)	272	(132)
Income tax benefit (expense)	—	47	(66)	34
(Loss) income from discontinued operations, net of income taxes	$—	$(121)	$206	$(98)
__________________

(1)
We recognized $3 million and $1 million of trailing expenses related to the sale of National Security Solutions for the year-to-date periods ended September 28, 2018 and September 29, 2017, respectively.

Business Acquisitions and Divestitures
All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. The table below summarizes the acquisitions that we have completed during the 2018 year-to-date period.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2018
Latitude Engineering, LLC	June 28, 2018	Electronic Systems	$15	(2)
Applied Defense Solutions, Inc.	June 29, 2018	ISRS	53	(3)
Azimuth Security and Linchpin Labs	August 31, 2018	ISRS	200	(4)
C.K. Industrial Engineers Limited	September 18, 2018	Electronic Systems	24	(5)
ASV Global, L.L.C.	September 20, 2018	C&NS	94
Total 2018			$386
__________________

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)
Excludes additional purchase price, not to exceed $20 million, $15 million of which is based on Latitude Engineering’s post-acquisition financial performance for the four-year period ending December 31, 2021, and the remaining $5 million is based on certain post-acquisition milestone achievements through December 31, 2020.

(3)	The purchase price net of cash acquired of approximately $1 million was $52 million.

(4)
The purchase price net of cash acquired of approximately $15 million was $185 million and excludes additional purchase price, not to exceed AUD $43 million (approximately $31 million), payable in L3 common stock, based on the combined company’s post-acquisition sales for each of the 12-month periods ending June 30, 2019, 2020, and 2021.

(5)	The purchase price net of cash acquired of approximately $4 million was $20 million.
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

Consolidated Results of Operations
The table below provides L3’s selected financial data, excluding discontinued operations, for the 2018 third quarter compared with the 2017 third quarter and the 2018 year-to-date period compared with the 2017 year-to-date period.

	Third Quarter Ended				Year-to-Date Ended
(in millions, except per share data)	September 28, 2018	September 29, 2017	Increase/(decrease)		September 28, 2018	September 29, 2017	Increase/(decrease)
Net sales (1)	$2,519	$2,293	10%		$7,473	$6,999	7%
Operating income (1)	272	232	17%		844	763	11%
Loss (gain) on sale of the Crestview & TCS Businesses	4	—	nm		(44)	—	nm
Merger, acquisition and divestiture related expenses	5	—	nm		5	—	nm
Segment operating income (2)	$281	$232	21%		$805	$763	6%
Operating margin	10.8%	10.1%	70	bpts	11.3%	10.9%	40	bpts
Segment operating margin	11.2%	10.1%	110	bpts	10.8%	10.9%	(10)	bpts
Interest expense and other	$(25)	$(40)	(38)%		$(96)	$(118)	(19)%
Debt retirement charges	$(21)	$—	nm		$(69)	$—	nm
Effective income tax rate	8.0%	24.0%	nm		13.3%	22.8%	nm
Net income from continuing operations attributable to L3	$202	$143	41%		$574	$486	18%
Diluted earnings per share from continuing operations	$2.54	$1.79	42%		$7.21	$6.10	18%
Adjusted diluted earnings per share from continuing operations (3)	$2.85	$1.79	59%		$7.64	$6.10	25%
Diluted weighted average common shares outstanding	79.4	79.8	(1)%		79.6	79.6	—%
__________________

(1)___The adoption of ASC 606 resulted in net increases to sales and operating income of approximately $24 million and $18 million, respectively, for the 2018 third quarter and resulted in net increases to sales and operating income of approximately $145 million and $36 million, respectively, for the 2018 year-to-date period. Under ASC 606, sales from certain contracts previously accounted for under the units-of-delivery method are recognized earlier in the performance period as costs are incurred as opposed to when the units are delivered under ASC 605. See Note 3 to our unaudited condensed consolidated financial statements for additional information on the impact by segment.

(2)___Results for the 2017 year-to-date period include the sale of the company's property in San Carlos, California, which resulted in a pre-tax gain of $42 million ($26 million after-tax or $0.33 per share) and $64 million of cash proceeds.

(3)___For the 2018 third quarter, adjusted diluted EPS from continuing operations represents diluted EPS from continuing operations excluding: (i) a debt retirement charge of $0.21 per diluted share and (ii) merger, acquisition and divestiture related expenses of $0.10 per diluted share. For the 2018 year-to-date period, adjusted diluted EPS from continuing operations represents diluted EPS from continuing operations excluding: (i) the $0.29 gain related to the sale of the company's Crestview & TCS Businesses, (ii) $0.06 of merger and acquisition related expenses and (iii) $0.66 of debt retirement charges. Adjusted diluted EPS from continuing operations is not calculated in accordance with U.S. GAAP. We believe that the gain relating to the Crestview & TCS Businesses divestiture, merger and acquisition related expenses and the debt retirement charge affect the comparability of the results of operations and that disclosing diluted EPS from continuing operations excluding these items is useful to investors as it allows investors to more easily compare the 2018 results to the 2017 results. However, this non- GAAP financial measure may not be defined or calculated by other companies in the same manner.

nm - not meaningful
Net Sales: For the 2018 third quarter, consolidated net sales of $2,519 million increased $226 million, or 10%, compared to the 2017 third quarter. Organic sales increased by $236 million, or 10%, to $2,494 million for the 2018 third quarter. Organic sales exclude $24 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. For the 2018 third quarter, organic sales to the U.S. Government increased $108 million, or 7%, to $1,686 million and organic sales to international and commercial customers increased $128 million, or 19%, to $808 million.
Sales from products increased by $152 million to $1,736 million for the 2018 third quarter, compared to $1,584 million for the 2017 third quarter. Sales from products represented approximately 69% of consolidated net sales for the 2018 and 2017 third quarters. The increase in sales from products is due to: (1) $44 million due to increased deliveries of airborne turret systems, primarily to foreign militaries, (2) $44 million due to increased deliveries of night vision products, (3) $44 million related to ISR Systems primarily due to higher volume related to missionization of small ISR aircraft systems for the U.S. Air Force (USAF) EC-37B aircraft and a foreign military customer, and the Presidential Aircraft Recap program, (4) $33 million due to increased deliveries for airport screening devices, (5) $29 million increase at Maritime Sensor Systems due to increased volume for new commercial contracts, (6) $15 million due to increased deliveries of electronic warfare countermeasures products, (7) $15 million for Commercial Aviation Solutions due to higher volume on commercial flight simulators and (8) $10 million at Precision Engagement Systems due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army. The increases were partially offset by: (1) $50 million of lower production volume for Unmanned Aerial Vehicle (UAV) communication systems for the U.S. DoD, (2) $24 million due to business acquisitions, net of divestitures and (3) $8 million due to lower volume for Aircraft Systems related to international aircraft modifications primarily the Australian Defence Force C-27J aircraft.
Sales from services increased by $74 million to $783 million for the 2018 third quarter, compared to $709 million for the 2017 third quarter. Sales from services represented approximately 31% of consolidated net sales for the 2018 and 2017 third quarters. The increase in sales for services is due to: (1) $30 million at Broadband Communication Systems primarily due to operational and sustainment services on U.S. Army satellite communication systems, (2) $14 million due to business acquisitions, net of divestitures, (3) $12 million due to higher volume related to commercial training and simulation, (4) $12 million for support services on airport screening devices and (5) $6 million due to higher volume for mission management systems. See reportable segment results below for additional detail.
Cost of Sales: Cost of sales from products increased by $135 million to $1,324 million for the 2018 third quarter, compared to $1,189 million for the 2017 third quarter. The increase was primarily due to higher products cost of sales of $85 million at Warrior Systems, $59 million at Security & Detection Systems and $46 million at ISR Systems. These increases were partially offset by lower cost of sales of $34 million primarily at Advanced Communications and $21 million due to business acquisitions, net of divestitures, consistent with the change in sales from products described above.
Cost of sales from services increased by $26 million to $518 million for the 2018 third quarter, compared to $492 million for the 2017 third quarter. The increase was primarily due to higher services cost of sales of $52 million at Space & Power Systems, $30 million at Advanced Communications and $9 million due to business acquisitions, net of divestitures. These increases were partially offset by lower cost of sales from services of $65 million at Broadband Communication Systems. These changes are consistent with the change in sales from services described above.
Net Sales: For the 2018 year-to-date period, consolidated net sales of $7,473 million increased $474 million, or 7%, compared to the 2017 year-to-date period. Organic sales increased by $452 million, or 7%, to $7,407 million for the 2018 year-to-date period. Organic sales exclude $66 million of sales increases related to business acquisitions and $44 million of sales declines related to business divestitures. For the 2018 year-to-date period, organic sales to the U.S. Government increased $283 million, or 6%, to $5,136 million, and organic sales to international and commercial customers increased $169 million, or 8%, to $2,271 million.

Sales from products increased by $300 million to $5,168 million for the 2018 year-to-date period, compared to $4,868 million for the 2017 year-to-date period. Sales from products represented approximately 69% of consolidated net sales for the 2018 year-to-date period compared to 70% for the 2017 year-to-date period. The increase in sales from products is due to: (1) the procurement and missionization of USAF EC-37B aircraft, higher volume related to missionization of small ISR aircraft for a foreign military customer and the Presidential Aircraft Recap Program, (2) increased deliveries of night vision products, precision engagement systems, electronic warfare countermeasures, airborne turret systems and airport screening devices, and (3) higher volume of space products and systems and compact towed arrays. These increases were partially offset by lower volume for UAV communication systems. See reportable segment results below for additional detail.

Sales from services increased by $174 million to $2,305 million for the 2018 year-to-date period, compared to $2,131 million for the 2017 year-to-date period. Sales from services represented approximately 31% of consolidated net sales for the 2018 year-to-date period compared to 30% for the 2017 year-to-date period. The increase in sales for services is due to: (1) $70 million at Broadband Communication Systems primarily due to operational and sustainment services on U.S. Army satellite communication systems, (2) $38 million due to business acquisitions, net of divestitures, (3) $24 million due to higher volume for commercial and military training and simulation, (4) $21 million for support services on airport screening devices and (5) $21 million increase due to higher volume for mission management systems. See reportable segment results below for additional detail.

Cost of Sales: Cost of sales from products increased by $234 million to $3,864 million for the 2018 year-to-date period, compared to $3,630 million for the 2017 year-to-date period. The increase was primarily due to higher products cost of sales of $125 million at ISR Systems, $90 million at Warrior Systems, $90 million at Security & Detection Systems and $83 million at Space & Power Systems. These increases were partially offset by $70 million at Aircraft Systems, $60 million at Broadband Communication Systems and $24 million due to business acquisitions, net of divestitures. These changes are consistent with the change in sales from products described above.

Cost of sales from services increased by $119 million to $1,628 million for the 2018 year-to-date period, compared to $1,509 million for the 2017 year-to-date period. The increase was primarily due to higher services cost of sales of $37 million at

MAS, $30 million due to business acquisitions, net of divestitures, $18 million at Link Training & Simulation, $18 million at Space & Power Systems, $17 million at Advanced Communications, $17 million at Advanced Programs and $13 million at Commercial Aviation Solutions. These increases were partially offset by lower cost of sales from services of $31 million at Broadband Communication Systems. These changes are consistent with the change in sales from services described above.
Operating income and operating margin: Consolidated operating income for the 2018 third quarter increased $40 million, or 17%, compared to the 2017 third quarter. Segment operating income increased by $49 million, or 21%, compared to the 2017 third quarter. Segment operating margin increased by 110 basis points to 11.2% for the 2018 third quarter, compared to 10.1% for the 2017 third quarter. Lower severance and restructuring costs, at C&NS and ISRS, and lower pension costs, primarily at ISRS, were partially offset by unfavorable contract performance adjustments, primarily at C&NS.
Consolidated operating income for the 2018 year-to-date period increased by $81 million, or 11%, compared to the 2017 year-to-date period. Segment operating income for the 2018 year-to-date period increased by $42 million, or 6%, compared to the 2017 year-to-date period. Segment operating margin decreased by 10 basis points to 10.8% for the 2018 year-to-date period from 10.9% for the 2017 year-to-date period. The 2017 year-to-date period included a pre-tax gain of $42 million ($26 million after-tax, or $0.33 per share) on the sale of the company’s property in San Carlos, California in connection with the consolidation of the EDD/ETI Traveling Wave Tube (TWT) businesses in the C&NS segment. Excluding this gain, segment operating margin would have been 10.3% for the 2017 year-to-date period. Lower severance and restructuring costs, primarily at C&NS, were partially offset by higher research and development costs, primarily at ISRS. See the reportable segment results below for additional discussion of sales and operating margin trends.
Effective income tax rate: The effective tax rate for the 2018 third quarter decreased to 8.0% compared to 24.0% for the 2017 third quarter, due to the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters, tax benefits from U.S. Tax Reform and stock-based compensation expense.
The effective tax rate for the 2018 year-to-date period decreased to 13.3% compared to 22.8% for the 2017 year-to-date period, due to tax benefits of U.S. Tax Reform and stock-based compensation expense, partially offset by the related income tax impact of the sale of the Crestview & TCS Businesses.
Net income from continuing operations attributable to L3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L3 for the 2018 third quarter increased 41% to $202 million, compared to $143 million for the 2017 third quarter. Diluted EPS from continuing operations was $2.54 for the 2018 third quarter, compared to $1.79 for the 2017 third quarter. The 2018 third quarter includes: (1) a debt retirement charge of $0.21 per diluted share, and (2) merger, acquisition and divestiture related expenses of $0.10 per diluted share.
Net income from continuing operations attributable to L3 for the 2018 year-to-date period increased 18% to $574 million, compared to $486 million for the 2017 year-to-date period. Diluted EPS from continuing operations was $7.21 for the 2018 year-to-date period, compared to $6.10 for the 2017 year-to-date period. The 2018 year-to-date period includes: (1) merger, acquisition and divestiture related expenses of $0.23 per diluted share and (2) a debt retirement charge of $0.66 per diluted share. The 2017 year-to-date period includes a gain of $0.33 per diluted share in connection with the sale of the company's property in San Carlos, California.
Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2018 third quarter declined 1% compared to the 2017 third quarter due to changes in the dilutive impact of common share equivalents.
Diluted weighted average common shares outstanding for the 2018 year-to-date period remained unchanged compared to the 2017 year-to-date period.

Reportable Segment Results of Operations
The table below presents selected data by reportable segment reconciled to consolidated totals.

	Third Quarter Ended		Year-to-Date Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(dollars in millions)
Net sales: (1)
ISRS	$1,096	$963	$3,221	$2,924
C&NS	734	752	2,243	2,271
Electronic Systems	689	578	2,009	1,804
Consolidated net sales	$2,519	$2,293	$7,473	$6,999
Operating income:
ISRS	$121	$73	$321	$256
C&NS	69	81	208	277
Electronic Systems	91	78	276	230
Total segment operating income	281	232	805	763
(Loss) gain on sale of the Crestview & TCS Businesses	(4)	—	44	—
Merger, acquisition and divestiture related expenses	(5)	—	(5)	—
Consolidated operating income	$272	$232	$844	$763
Operating margin:
ISRS	11.0%	7.6%	10.0%	8.8%
C&NS	9.4%	10.8%	9.3%	12.2%
Electronic Systems	13.2%	13.5%	13.7%	12.7%
Total segment operating margin	11.2%	10.1%	10.8%	10.9%
(Loss) gain on sale of the Crestview & TCS Businesses	(0.2)%	—	0.6%	—
Merger, acquisition and divestiture related expenses	(0.2)%	—	(0.1)%	—
Consolidated operating margin	10.8%	10.1%	11.3%	10.9%
__________________

(1)	Net sales after intercompany eliminations.
ISRS

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2018	September 29, 2017	Increase		September 28, 2018	September 29, 2017	Increase
	(dollars in millions)
Net sales	$1,096	$963	14%		$3,221	$2,924	10%
Operating income	$121	$73	66%		$321	$256	25%
Operating margin	11.0%	7.6%	340	bpts	10.0%	8.8%	120	bpts
ISRS net sales for the 2018 third quarter increased by $133 million, or 14%, compared to the 2017 third quarter. Organic sales increased by $158 million, or 17%, compared to the 2017 third quarter. Organic sales exclude $9 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. Organic sales increased by: (1) $51 million for ISR Systems primarily due to higher volume related to ISR missionization of business jet aircraft systems for the U.S. Air Force (USAF) EC-37B aircraft and a foreign military customer, and the Presidential Aircraft Recap program, (2) $44 million for Warrior Systems due to increased deliveries of night vision products, primarily to foreign military customers, (3) $42 million due to increased deliveries at Airborne Sensor Systems, primarily to foreign militaries, (4) $16 million for Intelligence & Mission Systems primarily due to increased deliveries of electronic warfare countermeasures products to foreign militaries and (5) $5 million for Space Systems due to higher volume for optical systems, and space electronics and infrared detection products.
ISRS operating income for the 2018 third quarter increased by $48 million, or 66%, compared to the 2017 third quarter. Operating margin increased by 340 basis points to 11.0%. Operating margin increased by: (1) 180 basis points due to higher volume primarily at Airborne Sensor Systems and Warrior Sensor Systems, (2) 100 basis points due to lower severance and restructuring costs of $11 million, (3) 100 basis points due to lower pension costs and (4) 50 basis points related to business divestitures. These increases were partially offset by 90 basis points due to higher research and development expenses of $12 million, primarily related to imaging and space growth investments.
ISRS net sales for the 2018 year-to-date period increased by $297 million, or 10%, compared to the 2017 year-to-date period. Organic sales increased by $317 million, or 11%, compared to the 2017 year-to-date period. Organic sales exclude $14 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. Organic sales increased by: (1) $126 million for ISR Systems primarily due to the procurement and ISR missionization of business jet aircraft systems for the USAF EC-37B aircraft and for a foreign military customer, and the Presidential Aircraft Recap Program, (2) $85 million primarily due to increased deliveries of airborne turret systems, primarily to foreign militaries, (3) $78 million for Warrior Systems primarily due to increased deliveries of night vision products to foreign military customers, (4) $31 million for Intelligence & Mission Systems primarily due to increased deliveries of electronic warfare countermeasures products primarily to foreign militaries, (5) $27 million for Space Systems primarily due to higher volume for optical systems, and space electronics and infrared detection products to the U.S. military and (6) $20 million for Advanced Programs primarily due to higher volume for mission management systems. These increases were partially offset by lower volume of: (1) $50 million for Aircraft Systems related to international aircraft modifications primarily the Australian Defence Force C-27J aircraft.
ISRS operating income for the 2018 year-to-date period increased by $65 million, or 25%, compared to the 2017 year-to-date period. Operating margin increased by 120 basis points to 10.0% due to trends similar to the 2018 third quarter. Higher research and development expenses for $25 million reduced operating margin by 70 basis points.
C&NS

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2018	September 29, 2017	Decrease		September 28, 2018	September 29, 2017	Decrease
	(dollars in millions)
Net sales	$734	$752	(2)%		$2,243	$2,271	(1)%
Operating income	$69	$81	(15)%		$208	$277	(25)%
Operating margin	9.4%	10.8%	(140)	bpts	9.3%	12.2%	(290)	bpts
C&NS net sales for the 2018 third quarter decreased by $18 million, or 2%, compared to the 2017 third quarter. Organic sales decreased by $22 million, or 3%, compared to the 2017 third quarter. Organic sales exclude $4 million of sales increases related to business acquisitions. Sales decreased by: (1) $20 million for Broadband Communication Systems due to lower production volume for UAV communication systems for the U.S. DoD, (2) $17 million for Advanced Communications primarily due to lower volume for the F-35 Joint Strike Fighter and (3) $14 million for Naval Power Systems primarily due to lower volume on the landing craft, air cushion (LCAC) service life extension program and lower volume for power conversion systems for the U.S. Navy. These decreases were partially offset by $29 million for Maritime Sensor Systems due to increased volume for new commercial contracts.
C&NS operating income for the 2018 third quarter decreased by $12 million, or 15%, compared to the 2017 third quarter. Operating margin decreased by 140 basis points to 9.4%. Operating margin decreased by 240 basis points due to lower manufacturing yields and unfavorable contract performance at the recently consolidated traveling wave tube (TWT) businesses in Space & Power Systems, and 120 basis points primarily due to lower volume at Broadband Communication Systems. This decrease was partially offset by lower severance and restructuring costs of $16 million for the 2018 third quarter compared to the 2017 third quarter, primarily at Space & Power Systems, which increased operating margin by 220 basis points.
C&NS net sales for the 2018 year-to-date period decreased by $28 million, or 1%, compared to the 2017 year-to-date period. Organic sales decreased by $44 million, or 2%, compared to the 2017 third quarter. Organic sales exclude $16 million of sales increases related to business acquisitions. Sales decreased by: (1) $84 million for Broadband Communication Systems due to lower production volume for UAV communication systems for the U.S. DoD, (2) $20 million for Advanced Communications primarily due to fewer deliveries of manpack satellite communication systems to the U.S. Special Operations Command and (3) $16 million primarily for Naval Power Systems due to lower volume on the LCAC service life extension program and lower volume for power conversion systems for the U.S. Navy. These decreases were partially offset by $47 million for Maritime Sensor Systems primarily due to increased volume for new commercial contracts and $29 million for Space & Power Systems due to higher volume on power devices for commercial and military satellites.

C&NS operating income for the 2018 year-to-date period decreased by $69 million, or 25%, compared to the 2017 year-to-date period. Operating margin decreased by 290 basis points to 9.3%. Operating margin decreased by: (1) 190 basis points due to a pre-tax gain of $42 million related to the sale of the company’s property in San Carlos, California in connection with the consolidation of the EDD/ETI TWT businesses in the 2017 year-to-date period that did not recur, (2) 150 basis points due to lower manufacturing yields and unfavorable contract performance primarily at the TWT business in Space & Power Systems and (3) 70 basis points primarily due to lower volume at Broadband Communication Systems and Naval Power Systems. These decreases were partially offset by 120 basis points due to lower severance and restructuring costs of $26 million.
Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 28, 2018	September 29, 2017	Increase/ (decrease)		September 28, 2018	September 29, 2017	Increase
	(dollars in millions)
Net sales	$689	$578	19%		$2,009	$1,804	11%
Operating income	$91	$78	17%		$276	$230	20%
Operating margin	13.2%	13.5%	(30)	bpts	13.7%	12.7%	100	bpts
Electronic Systems net sales for the 2018 third quarter increased by $111 million, or 19%, compared to the 2017 third quarter. Organic sales increased by $100 million, or 17%, compared to the 2017 third quarter. Organic sales exclude $11 million of sales increases related to business acquisitions. Organic sales increased by: (1) $45 million for Security & Detection Systems due to increased deliveries for airport screening devices primarily to the U.S. Transportation Security Administration (TSA) and higher volume on an industrial automation control contract for a commercial customer, (2) $28 million primarily for Precision Engagement Systems due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army and (3) $27 million for Commercial Aviation Solutions due to higher volume on commercial flight simulators.
Electronic Systems operating income for the 2018 third quarter increased by $13 million, or 17%, compared to the 2017 third quarter. Operating margin decreased by 30 basis points to 13.2%. Operating margin decreased by: (1) 70 basis points primarily due to product sales mix changes at Security & Detection Systems and Link Training & Simulation and (2) 60 basis points due to acquisitions. These decreases were partially offset by 100 basis points primarily due to favorable contract performance across all business areas.
Electronic Systems net sales for the 2018 year-to-date period increased by $205 million, or 11%, compared to the 2017 year-to-date period. Organic sales increased by $179 million, or 10%, compared to the 2017 year-to-date period. Organic sales exclude $36 million of sales increases related to business acquisitions and $10 million of sales declines related to business divestitures. Organic sales increased by: (1) $78 million for Precision Engagement Systems due to increased deliveries and volume on fuzing and ordnance and guidance systems products primarily to the U.S. Army, (2) $66 million for Security & Detection Systems due to increased deliveries for airport screening devices primarily to the U.S. TSA and higher volume on an industrial automation control contract for a commercial customer, (3) $21 million for Commercial Aviation Solutions due to higher volume on commercial flight simulators and (4) $14 million primarily for Link Training & Simulation due to higher volume for training systems to the U.S. Air Force and U.S. Navy.
Electronic Systems operating income for the 2018 year-to-date period increased by $46 million, or 20%, compared to the 2017 year-to-date period. Operating margin increased by 100 basis points to 13.7%. Operating margin increased by; (1) 150 basis points primarily due to favorable contract performance across all business areas, (2) 30 basis points due to higher margins related to acquisitions and (3) 10 basis points due to lower severance costs. These increases were partially offset by 90 basis points primarily due to higher research and technology development expenses.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
At September 28, 2018, we had total cash and cash equivalents of $507 million as compared to $662 million at December 31, 2017. While no amounts of the cash and cash equivalents are considered restricted, $252 million of cash was held by our foreign subsidiaries at September 28, 2018. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At September 28, 2018, we had the full availability of our Credit Facility. We generated $342 million of net cash from operating activities from continuing operations.

We currently believe that our cash from operating activities generated during the year, together with our cash on hand and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated uses of cash flow, including working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L3 dividends and share repurchases.
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
Billed receivables increased by $177 million to $900 million at September 28, 2018, from $723 million at December 31, 2017, primarily due to the timing of billings and collections for Warrior Sensor Systems, Security & Detection Systems and Airborne Sensor Systems and $12 million from acquisitions, partially offset by $6 million for foreign currency translation adjustments.
Contract assets increased by $358 million to $1,707 million at September 28, 2018, from $1,349 million at January 1, 2018, primarily due to sales exceeding billings for ISR Systems, Link Training & Simulation, Space & Power Systems, Aircraft Systems, Precision Engagement Systems, Maritime Sensor Systems and Naval Power Systems, partially offset by $6 million for foreign currency translation adjustments.
Inventories increased by $522 million to $911 million at September 28, 2018 from $389 million at December 31, 2017, primarily due to reclassifications related to the adoption of ASC 606.
The increase in prepaid expenses and other current assets was primarily due to milestone payments for aircraft procurements related to U.S. and foreign government contracts at ISR Systems.
The increase in net property, plant and equipment (PP&E) was primarily due to capital expenditures and $14 million of acquired PP&E from completed business acquisitions, primarily ASV Global and fair value purchase price adjustments for Doss Aviation, partially offset by depreciation expense.
Goodwill increased by $219 million to $6,834 million at September 28, 2018 from $6,615 million at December 31, 2017. The table below presents the changes in goodwill by segment.

	ISRS	C&NS	Electronic Systems	Consolidated Total
	(in millions)
December 31, 2017	$2,458	$1,962	$2,195	$6,615
Business acquisitions (1)	150	65	30	245
Foreign currency translation adjustments	(9)	(4)	(13)	(26)
September 28, 2018	$2,599	$2,023	$2,212	$6,834
__________________

(1)
The increase for the ISRS segment was due to the acquisitions of the Azimuth Security, Linchpin Labs and Applied Defense Solutions businesses and the purchase price allocation adjustments for the Kigre business acquisition. The increase for the C&NS segment was due to the acquisition of the ASV Global business and purchase price allocation adjustments for the Adaptive Methods business acquisition. The increase for the Electronic Systems segment was due to the acquisitions of the Latitude Engineering and C.K. Industrial Engineers businesses and the purchase price allocation adjustments for the G-Air and Doss Aviation business acquisitions.

The increase in identifiable intangible assets was primarily due to $156 million of intangible assets recognized for the Azimuth Security and Linchpin Labs, ASV Global, Applied Defense Solutions, C.K. Industrial Engineers and Latitude Engineering business acquisitions and purchase price allocation adjustments for Doss Aviation, partially offset by amortization expense and by $2 million for foreign currency translation adjustments.
The increase in other assets from January 1, 2018 was primarily due to investments in nonconsolidated affiliates made during the 2018 year-to-date period.
The increase in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.
Deferred income taxes increased primarily due to: (1) the amortization of certain goodwill and other identifiable assets for tax purposes, (2) U.S. Tax Reform and (3) equity compensation.
Statement of Cash Flows
2018 year-to-date period Compared with the 2017 year-to-date period
The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	Year-to-Date Ended
	September 28, 2018	September 29, 2017	Cash Flow Increase/ (decrease)
	(in millions)
Net cash from operating activities from continuing operations	$342	$581	$(239)
Net cash used in investing activities from continuing operations	(26)	(364)	338
Net cash used in financing activities from continuing operations	(469)	(239)	(230)
Operating Activities
We generated $342 million of cash from operating activities during the 2018 year-to-date period, a decrease of $239 million compared with $581 million generated during the 2017 year-to-date period. The decrease in the 2018 year-to-date period was primarily due to higher working capital requirements, primarily contract assets and milestone payments for aircraft procurements related to U.S. and foreign government contracts. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources - Balance Sheet”.
Investing Activities
During the 2018 year-to-date period, we used $26 million of cash from investing activities, which included $535 million of cash received from the sale of Vertex Aerospace and Crestview & TCS Businesses, partially offset by acquisitions of Azimuth Security and Linchpin Labs for $179 million (net of cash acquired), ASV Global for $98 million, Applied Defense Solutions for $52 million, C.K. Industrial Engineers for $24 million and Latitude Engineering for $15 million. Furthermore, we used cash of $167 million for capital expenditures and $30 million from investments in nonconsolidated affiliates, primarily Peak Nano. During the 2017 year-to-date period, we used $364 million of cash from investing activities, which included $291 million used for business acquisitions and $151 million for capital expenditures, partially offset by $67 million of cash generated substantially from the sale of the property in San Carlos, California and $18 million for business divestitures.
Financing Activities
Debt
At September 28, 2018, total outstanding debt was $3,320 million, compared to $3,330 million at December 31, 2017, all of which was senior debt. The decrease was due to the completion of our tender offers for $1,215 million and our redemptions for $581 million in carrying value of the 2019 Senior Notes and 2020 Senior Notes, partially offset by the issuance of $1,782 million of the 2023 Senior Notes and 2028 Senior Notes. See tables below for additional details. At September 28, 2018, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $383 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at September 28, 2018. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 28, 2018, our outstanding debt matures between February 15, 2021 and June 15, 2028. See Note 11 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 28, 2018.
We consider our credit rating as an important element of our capital allocation strategy, and, while no assurances can be given, we intend to maintain our investment grade credit rating. Effective October 16, 2018, our senior unsecured credit rating from both Standard and Poor’s and Fitch Ratings of BBB- was placed on CreditWatch Positive. Our senior unsecured credit rating from Moody’s Investors Service remains at Baa3 with a stable outlook.
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

(3)
The 2023 Notes may be redeemed at any time prior to May 15, 2023 (one month prior to maturity), and the 2028 Notes may be redeemed at any time prior to March 15, 2028 (three months prior to maturity), at the option of L3, in whole or in part, at a redemption price equal to the greater of: (i) 100% of the principal amount, or (ii) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the senior notes), plus the spread indicated in the table above. In addition, if the 2023 Notes and the 2028 Notes are redeemed at any time on or after May 15, 2023 and March 15, 2028, respectively, the redemption price would be equal to 100% of the principal amount.

(4)
Upon the occurrence of a change in control (as defined in the indentures governing the senior notes) along with a “change of control triggering event” (generally described as the applicable series of senior notes ceasing to be rated investment grade, as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Repurchases and Redemptions of Senior Notes
The table below summarizes the Tender Offers with respect to the 2019 Notes and the 2020 Notes.

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
Debt Covenants and Other Provisions. The Credit Facility and senior notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at September 28, 2018.
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
The table below presents our repurchases of L3’s common stock during the 2018 year-to-date period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 30, 2018	581,229	$203.93	$119
March 31 — June 29, 2018	878,188	$192.35	$168
June 30 — September 28, 2018	177,882	$193.95	$35
On May 8, 2017, L3’s Board of Directors approved a share repurchase program that authorizes L3 to repurchase up to an additional $1.5 billion of its common stock. The program became effective on July 1, 2017 and has no set expiration date. We did not repurchase any shares of common stock from September 29, 2018 through October 19, 2018. In connection with the planned merger with Harris Corporation, we suspended future share repurchases.
During the 2018 year-to-date period, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 12, 2018	March 1, 2018	$0.80	$63	(1)	March 15, 2018
May 8, 2018	May 18, 2018	$0.80	$63	(1)	June 15, 2018
July 10, 2018	August 17, 2018	$0.80	$63	(1)	September 17, 2018
__________________

(1)	During the 2018 year-to-date period, we paid $191 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee-held stock awards.

On October 22, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per share, payable on December 17, 2018 to shareholders of record at the close of business on November 16, 2018.
Legal Proceedings and Contingencies
For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report.
Forward-Looking Statements
Certain of the matters discussed in this report, including information regarding the Company’s 2018 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements; words, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: the occurrence of any event, change or other circumstances that could give us or Harris the right to terminate the definitive merger agreement between us and Harris; the outcome of any legal proceedings that may be instituted against us, Harris or our respective directors with respect to the merger; the risk that we or Harris may not obtain the required stockholder approvals on the expected schedule or at all; the ability to obtain regulatory approvals and satisfy other closing conditions to the merger in a timely manner or at all, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating our business with Harris’s business or fully realizing anticipated cost savings and other benefits; business disruptions from the proposed merger that may harm our business or Harris’s business, including current plans and operations; any announcement relating to the proposed transaction could have adverse effects on our ability or the ability of Harris to retain and hire key personnel or maintain relationships with suppliers and customers, including the U.S. government and other governments, or on our or Harris’s operating results and businesses generally; the risk that the announcement of the proposed transaction could have adverse effects on the market price of our common stock or Harris’s common stock and the uncertainty as to the long-term value of the common stock of the combined company following the merger; certain restrictions during the pendency of the merger that may impact our ability or the ability of Harris to pursue certain business opportunities or strategic transactions; the business, economic and political conditions in the markets in which we and Harris operate; our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business, or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements; our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; the risk that our commercial aviation products and services businesses are affected by a downturn in global demand for air travel or a reduction in commercial aircraft Original Equipment Manufacturer (OEM) production rates; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.
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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2018 year-to-date period. See Notes 16 and 18 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 28, 2018.
ITEM 4.

CONTROLS AND PROCEDURES
Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2018. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that, as of September 28, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 19 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.

RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Except for the risks described below, here have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There are risks and uncertainties associated with our planned Merger with Harris.
Completion of the proposed Merger is subject to various conditions, and the proposed Merger may not occur even if we obtain stockholder approval.
The completion of the proposed Merger is subject to certain conditions, including, among others, the (i) the adoption of the Merger Agreement by our stockholders; (ii) the approval of the issuance of Harris Common Stock pursuant to the Merger Agreement and adoption of an amendment of the charter of Harris by the stockholders of Harris; (iii) the approval for listing on the NYSE of the shares of Harris Common Stock to be issued pursuant to the Merger Agreement; (iv) the expiration or earlier termination of any applicable waiting period, and the receipt of approvals under, domestic and certain foreign antitrust and competition laws; (v) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; and (vi) the effectiveness of the registration statement on Form S-4 registering the Harris Common Stock issuable in the Merger and absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of us and Harris to consummate the proposed Merger is also conditioned on, among other things, the receipt of a tax representation letter from the other party the purpose of which is to permit each party’s counsel to render a tax opinion as to the tax-free nature of the Merger, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain “materiality” and “material adverse effect” qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement.. We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed Merger as provided for under the Merger Agreement, or at all.
If the proposed Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay a termination fee of $590 million if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.
In this regard, we face risks and uncertainties due both to the pendency of the proposed Merger as well as the potential failure to consummate the proposed Merger, including:

•	the occurrence of any event, change or other circumstances that could give us or Harris the right to terminate the Merger Agreement;

•	the outcome of any legal proceedings that may be instituted against us, Harris or our respective directors with respect to the proposed Merger;

•	the risk that we or Harris may not obtain the required stockholder approvals on the expected schedule or at all;

•
the ability to obtain regulatory approvals and satisfy other closing conditions to the proposed Merger in a timely manner or at all, including the risk that regulatory approvals required for the proposed Merger are not obtained or are obtained subject to conditions that are not anticipated;

•	delay in closing the proposed Merger;

•	difficulties and delays in integrating our business with Harris’s business or fully realizing anticipated cost savings and other benefits expected from the proposed Merger;

•	business disruptions from the proposed Merger that may harm our business or Harris’s business, including current plans and operations;

•
any announcement relating to the proposed transaction could have adverse effects on our ability or the ability of Harris to retain and hire key personnel or maintain relationships with suppliers and customers, including the U.S. government and other governments, or on our or Harris’s operating results and businesses generally;

•
the risk that the announcement of the proposed transaction could have adverse effects on the market price of our common stock or Harris’s common stock and the uncertainty as to the long-term value of the common stock of the combined company following the proposed Merger; and

•	certain restrictions during the pendency of the proposed Merger that may impact our ability or the ability of Harris to pursue certain business opportunities or strategic transactions.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and these fees and costs are payable by us regardless of whether the proposed Merger is consummated.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of L3’s common stock made during the 2018 third quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L3’s common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
				(in millions)
June 30 — July 31, 2018	177,882	$193.95	177,882	$1,025
August 1 — August 31, 2018	—	—	—	1,025
September 1 — September 28, 2018	—	—	—	1,025
Total	177,882	193.95	177,882
__________________

(1)
The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L3’s Board of Directors on May 8, 2017 and has no set expiration date. In connection with entering into the Merger Agreement, we suspended future share repurchases. See Note 25 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information.

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

+2.4
Agreement and Plan of Merger, dated as of October 12, 2018, by and among Harris Corporation, L3 Technologies, Inc. and Leopard Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2018 (File No. 001-37975)).

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

*4.12	Eleventh Supplemental Indenture, dated as of September 27, 2018, among L3 Technologies, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors named therein.
**11	L3 Technologies, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________

*	Filed herewith.

**
The information required in this exhibit is presented in Note 15 to the unaudited condensed consolidated financial statements as of September 28, 2018 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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

Date: October 25, 2018