Form 10-Q
period 2019-03-29
L3 TECHNOLOGIES, INC.
filed 2019-05-01
CIK 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
There were 79,451,167 shares of the registrant’s common stock with a par value of $0.01 outstanding as of the close of business on April 26, 2019.

L3 TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 29, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L3 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$1,066
Billed receivables, net of allowances of $13 in 2019 and $12 in 2018	804	919
Contract assets	1,735	1,590
Inventories	896	879
Prepaid expenses and other current assets	362	356
Total current assets	4,905	4,810
Property, plant and equipment, net	1,178	1,169
Operating lease right-of-use assets	618	—
Goodwill	6,826	6,808
Identifiable intangible assets	378	390
Other assets	358	341
Total assets	$14,263	$13,518
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$672	$699
Accrued employment costs	411	491
Accrued expenses	219	251
Contract liabilities	711	669
Income taxes payable	55	49
Other current liabilities	364	288
Total current liabilities	2,432	2,447
Pension and postretirement benefits	1,202	1,211
Deferred income taxes	205	196
Other liabilities	415	436
Operating lease liabilities	569	—
Long-term debt	3,322	3,321
Total liabilities	8,145	7,611
Commitments and contingencies (see Note 18)
Equity:
Shareholders’ equity:
Common stock: $.01 par value; 300,000,000 shares authorized, 79,397,240 shares outstanding at March 29, 2019 and 78,800,714 shares outstanding at December 31, 2018	6,904	6,866
Treasury stock (at cost), 84,999,711 shares at March 29, 2019 and December 31, 2018	(7,726)	(7,726)
Retained earnings	7,574	7,424
Accumulated other comprehensive loss	(701)	(725)
Total shareholders’ equity	6,051	5,839
Noncontrolling interests	67	68
Total equity	6,118	5,907
Total liabilities and equity	$14,263	$13,518

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 29, 2019	March 30, 2018
Net sales:
Products	$1,932	$1,646
Services	768	725
Total net sales	2,700	2,371
Operating costs and expenses:
Cost of sales — Products	(1,442)	(1,191)
Cost of sales — Services	(565)	(532)
General and administrative expenses	(382)	(397)
Total operating costs and expenses	(2,389)	(2,120)
Merger, acquisition and divestiture related expenses and losses	(18)	—
Operating income	293	251
Interest expense	(37)	(41)
Interest and other income, net	4	6
Income from continuing operations before income taxes	260	216
Provision for income taxes	(37)	(24)
Income from continuing operations	223	192
Income from discontinued operations, net of income taxes	—	16
Net income	223	208
Net income from continuing operations attributable to noncontrolling interests	(6)	(5)
Net income attributable to L3	$217	$203
Basic earnings per share attributable to common shareholders:
Continuing operations	$2.74	$2.40
Discontinued operations	—	0.20
Basic earnings per share	$2.74	$2.60
Diluted earnings per share attributable to common shareholders:
Continuing operations	$2.71	$2.34
Discontinued operations	—	0.20
Diluted earnings per share	$2.71	$2.54
Cash dividends declared per common share	$0.85	$0.80
Weighted average common shares outstanding:
Basic	79.2	78.2
Diluted	80.0	79.9

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	First Quarter Ended
	March 29, 2019	March 30, 2018
Net income	$223	$208
Other comprehensive income:
Foreign currency translation adjustments	23	33
Unrealized losses on hedging instruments (1)	(6)	(1)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized (2)	7	14
Total other comprehensive income	24	46
Comprehensive income	247	254
Comprehensive income attributable to noncontrolling interests	(6)	(5)
Comprehensive income attributable to L3	$241	$249
__________________

(1)	Net of income tax benefits of $2 million for the quarterly period ended March 29, 2019.

(2)	Net of income taxes of $2 million and $4 million for the quarterly periods ended March 29, 2019 and March 30, 2018, respectively.

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
For the First Quarter Ended March 29, 2019:
Balance at December 31, 2018	78.8	$1	$6,865	$(7,726)	$7,424	$(725)	$68	$5,907
Net income					217		6	223
Other comprehensive income						24		24
Distributions to noncontrolling interests							(7)	(7)
Cash dividends declared ($0.85 per share)					(67)			(67)
Shares issued:
Employee savings plans	0.2		30					30
Exercise of stock options	0.1		19					19
Employee stock purchase plan	0.1							—
Vesting of restricted stock and performance units	0.3
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(22)					(22)
Stock-based compensation expense			12					12
Other			(1)					(1)
Balance at March 29, 2019	79.4	$1	$6,903	$(7,726)	$7,574	$(701)	$67	$6,118

For the First Quarter Ended March 30, 2018:
Balance at December 31, 2017 - as reported	77.9	$1	$6,518	$(7,404)	$6,659	$(691)	$68	$5,151
Cumulative effect adjustment of ASC 606 on January 1, 2018, net of taxes					13			13
Net income					203		5	208
Other comprehensive income						46		46
Distributions to noncontrolling interests							(6)	(6)
Cash dividends declared ($0.80 per share)					(63)			(63)
Shares issued:
Employee savings plans	0.2		34					34
Exercise of stock options	0.6		55					55
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.3
Repurchases of common stock to satisfy tax withholding obligations	(0.1)		(23)					(23)
Stock-based compensation expense			20					20
Treasury stock purchased	(0.6)			(119)				(119)
Other			2		2			4
Balance at March 30, 2018	78.4	$1	$6,606	$(7,523)	$6,814	$(645)	$67	$5,320

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Quarter Ended
	March 29, 2019	March 30, 2018
Operating activities:
Net income	$223	$208
Less: income from discontinued operations, net of tax	—	(16)
Income from continuing operations	223	192
Depreciation of property, plant and equipment	43	43
Amortization of intangibles and other assets	15	13
Deferred income tax provision	8	16
Stock-based employee compensation expense	12	20
Contributions to employee savings plans in common stock	30	32
Amortization of pension and postretirement benefit plans net loss and prior service cost	9	18
Other non-cash items	5	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	116	(73)
Contract assets	(142)	(145)
Inventories	(20)	(65)
Prepaid expenses and other current assets	(31)	(99)
Accounts payable, trade	(32)	56
Accrued employment costs	(70)	(54)
Accrued expenses	(31)	(6)
Contract liabilities	43	41
Income taxes	14	(11)
All other operating activities	(18)	(14)
Net cash from (used in) operating activities from continuing operations	174	(35)

Investing activities:
Proceeds from the sale of businesses, net of closing date cash balances	1	—
Working capital adjustment on prior divestitures	(20)	—
Capital expenditures	(49)	(56)
Dispositions of property, plant and equipment	3	2
Other investing activities	(9)	(29)
Net cash used in investing activities from continuing operations	(74)	(83)

Financing activities:
Borrowings under revolving credit facility	—	207
Repayments of borrowings under revolving credit facility	—	(207)
Common stock repurchased	—	(119)
Dividends paid	(70)	(65)
Proceeds from exercises of stock options	19	55
Proceeds from employee stock purchase plan	—	8
Repurchases of common stock to satisfy tax withholding obligations	(22)	(23)
Other financing activities	(7)	(2)
Net cash used in financing activities from continuing operations	(80)	(146)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3	6
Net cash from (used in) discontinued operations:
Operating activities	19	(29)
Investing activities	—	(1)
Net cash from (used in) discontinued operations	19	(30)
Net increase (decrease) cash and cash equivalents	42	(288)
Cash and cash equivalents, beginning of the period	1,066	662
Cash and cash equivalents, end of the period	$1,108	$374

See notes to unaudited condensed consolidated financial statements.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. Description of Business
L3 Technologies, Inc. (L3 Technologies, Inc. and, together with its subsidiaries, referred to herein as L3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers. L3's structure consists of the following three reportable segments: (1) ISR Systems (ISRS), (2) Communications and Networked Systems (C&NS) and (3) Electronic Systems.
ISRS provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in ISR mission solutions from seabed to space, signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Other major capabilities and mission solutions include space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, cyber and electronic warfare, special mission command & control, modeling & simulation and life cycle support. ISRS sells these products and services primarily to the DoD and select foreign governments. The ISRS sectors are Reconnaissance Mission Systems, Tactical Mission Systems, Integrated Land Systems, Space & Sensors, Surveillance & Strike Systems, Intelligence & Mission Systems, Advanced C2ISR Systems and Special Programs.
C&NS provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Other major capabilities include integrated maritime mission solutions, directed energy, lightweight unmanned undersea vehicles and naval power delivery on submarines and surface ships. C&NS sells these products and services primarily to the DoD and select foreign governments. The C&NS sectors are Communications & Microwave Products, Integrated Maritime Systems and Broadband Communications.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve markets, such as commercial and military aircraft simulation and training, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems sectors are Commercial Aviation Solutions, Precision Engagement Systems and Defense Training Solutions.
Financial information with respect to each of the Company's segments is included in Note 22 to the unaudited condensed consolidated financial statements and Note 22 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
On June 29, 2018, the Company completed the sale of its Vertex Aerospace businesses for a sales price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, the Company recognized: (1) a pre-tax gain from continuing operations of $42 million ($19 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $234 million ($177 million after income taxes) related to the Vertex Aerospace business. The results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented. During the first quarter of 2019, the Company finalized and paid a working capital adjustment of $20 million related to the sale. See Note 4 for additional information.
All references to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted.
Planned Merger with Harris Corporation
On October 14, 2018, L3 and Harris Corporation (“Harris”) announced an agreement to combine in an all stock merger of equals. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”) governing the proposed transaction,

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

which was unanimously approved by the boards of directors of both companies, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock they hold. Upon completion of the merger, Harris shareholders will own approximately 54% and L3 shareholders will own approximately 46% of the combined company, which will be renamed L3 Harris Technologies, Inc. On April 4, 2019, Harris and L3 shareholders approved all shareholder proposals necessary to complete the merger of equals transaction to create L3 Harris Technologies, Inc. The merger is expected to close in the middle of 2019, subject to customary closing conditions, including the receipt of regulatory approvals.
2. Basis of Presentation
These unaudited condensed consolidated financial statements for the quarterly period ended March 29, 2019 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.
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
Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to sales, profit and loss recognition for performance obligations satisfied over time, fair values of assets acquired and liabilities assumed in business combinations and investments, market values for inventories reported at lower of cost or realizable value, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.
Revenue Recognition
A substantial majority of the Company’s consolidated net sales are generated from long-term contracts with customers that require it to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment and to provide engineering and technical services according to the customers’ specifications. These contracts are primarily with

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

agencies of, and prime system contractors to, the U.S. Government and foreign governments and are generally priced on a fixed-price, cost-plus or time-and-material type basis. The majority of the Company's sales are from performance obligations satisfied over time and are primarily with agencies of, and prime system contractors to, the U.S. Government and foreign governments. The Company also records sales from performance obligations satisfied at a point in time, which are typically for standard goods. See Note 22 for additional information regarding the composition of the Company’s net sales.
Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation may be required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of contract assets, and in some cases result in liabilities to complete contracts in a loss position. Net sales recognized from the Company's performance obligations partially satisfied in prior periods were $83 million for the quarterly period ended March 29, 2019 and relate to revisions in contract estimates. The aggregate impact of net changes in contract estimates is presented in the table below.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions, except per share data)
Operating income	$66	$50
Diluted earnings per share	$0.63	$0.48
The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the quarterly periods ended March 29, 2019 and March 30, 2018.

	First Quarter Ended
	March 29, 2019	March 30, 2018

Over time (cost-to-cost method)	76%	76%
Point in time	19%	18%
Output method	3%	3%
Billing method	2%	3%
Total	100%	100%
Remaining Performance Obligations
As of March 29, 2019, the Company had $12.0 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and potential orders under basic ordering agreements or master-type contracts (i.e., indefinite-delivery, indefinite-quantity). The Company expects to recognize sales relating to existing performance obligations of approximately $6.5 billion during the remainder of 2019, $3.4 billion in 2020, $1.1 billion in 2021 and $1.0 billion in the periods thereafter.
Leases
Effective January 1, 2019, the Company adopted ASU 2016-02 Leases, (ASC 842), using the optional transition method. In accordance with the optional transition method, the Company initially applied the new standard for existing leases as of January 1, 2019. In addition, in accordance with the optional transition method prior period amounts and disclosures are presented under ASC 840. The cumulative effect of applying ASC 842 was an increase of $640 million to the Company's assets and liabilities.
In accordance with ASC 842, the Company recognizes lease assets and liabilities on the balance sheet for operating and finance leases under which the Company is a lessee, except for equipment leases and, as permitted by a practical expedient under the standard, leases with a term of 12 months or less. Equipment leases were not material at January 1, 2019 or March 29, 2019 and therefore not recognized on the balance sheet for these periods. The Company recognizes a lease expense on a straight-line

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

basis over the lease term for equipment leases and leases with a term of 12 months or less. The Company classifies operating lease assets as operating lease right-of-use (ROU) assets and operating lease liabilities in other current liabilities for obligations due within 12 months, or operating lease liabilities for obligations due longer than 12 months. Finance lease assets are classified in property, plant and equipment. Finance lease liabilities are classified in other current liabilities or other liabilities depending on when the obligation is due.
Lease assets and liabilities are recognized based on the present value of future lease payments. Lease payments primarily include rent and insurance costs (lease components). The Company's leases also include non-lease components such as real estate taxes and common-area maintenance costs. The Company elected the practical expedient to account for lease and non-lease components as a single component. In certain of the Company's leases, the non-lease components are variable and in accordance with the standard are therefore excluded from lease payments to determine the lease asset. The present value of future lease payments is determined using the Company's incremental borrowing rate at lease commencement over the expected lease term. The Company uses its incremental borrowing rate because the Company's leases do not provide an implicit lease rate. The expected lease term represents the number of years the Company expects to lease the property, including options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option.
For operating leases, the lease expense is recognized on a straight-line basis over the expected lease term on the statement of operations as an operating cost. For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense. The amortization of lease assets for the Company's finance leases and interest expense were not material for the three months ended March 29, 2019.
Lessor
The Company is a lessor for certain arrangements for flight simulators. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
General and Administrative Expenses
The Company accounts for the portion of their G&A, independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable under U.S. Government procurement regulations on their U.S. Government contracts as contract costs which are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred. G&A expenses for the Company's commercial businesses are expensed as incurred. The total research and development expenses incurred were $71 million and $75 million for the quarterly periods ended March 29, 2019 and March 30, 2018, respectively.
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
3. New Accounting Standards Implemented
In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform). The Company adopted ASU 2018-02 as of January 1, 2019 and elected not to reclassify amounts from AOCI for the stranded tax effects of U.S. Tax Reform. The adoption of ASU 2018-02 did not have any impact on the Company’s financial position, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this update intend to better align the Company's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require the Company to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Current U.S. GAAP provides for hedge accounting only for the portion of the hedge deemed to be highly effective and requires the Company to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the ineffective

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

amount. The amendments in this update no longer require the Company to separately measure and report hedge ineffectiveness. The new standard is effective for the Company for interim and annual reporting periods beginning on January 1, 2019. For cash flow hedges existing at the date of adoption, the Company is required to apply a cumulative effect adjustment relating to the separate measurement of ineffectiveness to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Company adopted ASU 2017-12 effective January 1, 2019. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASC 842 which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The Company adopted the standard as of January 1, 2019. See Note 2 for additional information.
4. Acquisitions, Divestitures and Discontinued Operations
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
The final purchase price for the 2018 acquisitions of ASV Global, L.L.C. (ASV Global), C.K. Industrial Engineers Limited (C.K. Industrial Engineers) and Azimuth Security and Linchpin Labs (Azimuth Security and Linchpin Labs) is subject to customary adjustments for final working capital. The final purchase price allocations for ASV Global and C.K. Industrial Engineers, which are expected to be completed in the second quarter of 2019, and Azimuth Security and Linchpin Labs, which is expected to be completed in the third quarter of 2019, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.
See Note 3 to the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, for additional information about the Company’s 2018 business acquisitions.
Unaudited Pro Forma Statements of Operations Data
The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2018, assuming that the business acquisitions completed during 2018 had occurred on January 1, 2017. The unaudited pro forma Statement of Operations data below includes adjustments for additional amortization expense related to acquired intangible assets and depreciation assuming the 2018 acquisitions had occurred on January 1, 2017.

First Quarter Ended
March 30, 2018
(in millions, except per share data)
Pro forma net sales	$2,404
Pro forma income from continuing operations attributable to L3	$191
Pro forma net income attributable to L3	$207
Pro forma diluted earnings per share from continuing operations	$2.39
Pro forma diluted earnings per share	$2.59

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.
Investments in Nonconsolidated Affiliates
Peak Nano Optics, LLC (Peak Nano). On February 6, 2018, the Company acquired a 25% interest in Peak Nano Optics, LLC, for a purchase price of $20 million. Peak Nano is a nanotechnology company, which allows for the design and manufacturing of polymer lenses for military, sporting and commercial optics applications using its nanolayer gradient refractive index technology. On March 6, 2019, the Company acquired an additional 10% interest in Peak Nano and warrants to acquire up to an additional 10% interest, in exchange for $20 million and conversion of a $5 million note receivable.
The Company determined Peak Nano is a VIE as it did not have sufficient equity at risk to finance its activities. The Company, however, is not the primary beneficiary because it does not have the power to direct the activities that are most significant to the economic performance of Peak Nano. Accordingly, Peak Nano is accounted for under the equity method of accounting.
Business Divestitures
2019 Divestitures
On February 5, 2019, the Company completed the sale of its L3 Mobile-Vision, Inc. business. The L3 Mobile-Vision, Inc. business, which was within the Company's ISRS segment, primarily provided in-car video systems, body-worn cameras and other law enforcement solutions. The sales price for the business was for $1 million, and the estimated loss on sale was $2 million. Mobile-Vision's results of operations were not material for the quarterly period ended March 29, 2019.
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

First Quarter Ended
March 30, 2018
(in millions)
Net sales	$33
Income from continuing operations before income taxes	$1
Discontinued Operations
Vertex Aerospace. As discussed in Note 1, on June 29, 2018, the Company completed the sale of its Vertex Aerospace businesses. The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt.

First Quarter Ended
March 30, 2018
(in millions)
Net sales	$371
Operating costs and expenses	(349)
Operating income from discontinued operations	22
Interest expense allocated to discontinued operations	(1)
Income from discontinued operations before income taxes	21
Income tax expense	(5)
Income from discontinued operations, net of income taxes	$16

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

5. Contract Assets and Contract Liabilities
The table below presents the components of net contract assets.

	March 29, 2019	December 31, 2018
	(in millions)
Contract assets	$1,735	$1,590
Contract liabilities — current	(711)	(669)
Contract liabilities — non-current	(28)	(31)
Net contract assets	$996	$890
Contract assets increased from December 31, 2018 to March 29, 2019 by $145 million primarily due to sales exceeding billings due to contractual billing terms on U.S. Government contracts across all business areas, with the largest increases from Reconnaissance Mission Systems, Integrated Maritime Systems, Surveillance & Strike Systems, Communications & Microwave Products and Precision Engagement Systems. Contract liabilities increased by $39 million primarily due to advances received by Defense Training Solutions and Special Programs.
The Company did not recognize any impairment losses on contract assets during the quarterly period ended March 29, 2019.
For the quarterly period ended March 29, 2019, the Company recognized sales of $270 million related to its contract liabilities at December 31, 2018.
The components of contract assets are presented in the table below.

	March 29, 2019	December 31, 2018
	(in millions)
Unbilled contract receivables, gross	$3,035	$2,716
Unliquidated progress payments and advances	(1,300)	(1,126)
Total contract assets	$1,735	$1,590
6. Inventories
Inventories at Lower of Cost or Realizable Value. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 29, 2019	December 31, 2018
	(in millions)
Raw materials, components and sub-assemblies	$372	$351
Work in process	335	330
Finished goods	189	198
Total	$896	$879
Inventories at March 29, 2019 included G&A costs of $35 million. G&A costs incurred and recorded in inventories totaled $301 million during the quarterly period ended March 29, 2019, and G&A costs charged to expense from inventories totaled $295 million during the quarterly period ended March 29, 2019.

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

	ISRS	C&NS	Electronic Systems	Consolidated Total
	(in millions)
Goodwill	$2,660	$2,004	$2,248	$6,912
Accumulated impairment losses	(46)	(15)	(43)	(104)
December 31, 2018	2,614	1,989	2,205	6,808
Business acquisitions (1)	—	2	—	2
Foreign currency translation adjustments	4	3	9	16
March 29, 2019	2,618	1,994	2,214	6,826
Goodwill	2,664	2,009	2,257	6,930
Accumulated impairment losses	(46)	(15)	(43)	(104)
	$2,618	$1,994	$2,214	$6,826
__________________

(1)	The increase for the C&NS segment was due to the purchase price allocation adjustment for the ASV Global business acquisition.
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

		March 29, 2019			December 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	17	$468	$295	$173	$468	$288	$180
Technology	10	245	137	108	245	132	113
Other	12	49	18	31	49	18	31
Total subject to amortization		762	450	312	762	438	324
IPR&D	indefinite	66	—	66	66	—	66
Total		$828	$450	$378	$828	$438	$390
The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions)
Amortization expense	$12	$11

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Based on gross carrying amounts at March 29, 2019, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2019 through 2023 is presented in the table below.

	Year Ending December 31,
	2019	2020	2021	2022	2023
	(in millions)
Estimated amortization expense	$51	$47	$42	$37	$28
8. Other Current Liabilities and Other Liabilities
The table below presents the components of other current liabilities.

	March 29, 2019	December 31, 2018
	(in millions)
Other current liabilities:
Operating lease liabilities	$74	$—
Accrued product warranty costs	61	66
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	46	40
Accrued interest	36	18
Estimated contingent purchase price payable for acquired businesses (see Note 14)	10	10
Other	137	154
Total other current liabilities	$364	$288
The table below presents the components of other liabilities.

	March 29, 2019	December 31, 2018
	(in millions)
Other liabilities:
Non-current income taxes payable (see Note 10)	$159	$161
Deferred compensation	54	53
Contract liabilities (see Note 5)	28	31
Notes payable and other debt	24	22
Accrued product warranty costs	21	22
Accrued workers' compensation	21	20
Estimated contingent purchase price payable for acquired businesses (see Note 14)	6	10
Other	102	117
Total other liabilities	$415	$436

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions)
Accrued product warranty costs:
Balance at January 1	$88	$99
Accruals for product warranties issued during the period	14	14
Changes to accruals for product warranties existing before January 1	(1)	1
Settlements made during the period	(19)	(14)
Balance at end of period	$82	$100
9. Debt
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	March 29, 2019	December 31, 2018
	(in millions)
Borrowings under Revolving Credit Facility (1)	$—	$—
4.95% Senior Notes due 2021	650	650
3.85% Senior Notes due 2023	800	800
3.95% Senior Notes due 2024	350	350
3.85% Senior Notes due 2026	550	550
4.40% Senior Notes due 2028	1,000	1,000
Principal amount of long-term debt (2)	3,350	3,350
Unamortized discounts	(7)	(7)
Deferred debt issue costs	(21)	(22)
Carrying amount of long-term debt	$3,322	$3,321
__________________

(1)	During the quarterly period ended March 29, 2019, L3 had no borrowings or repayments under the Credit Facility. At March 29, 2019, L3 had the full availability of its $1 billion Credit Facility.

(2)
With respect to the Company’s outstanding senior notes, upon the occurrence of both a “change in control” (as defined in the indentures governing the senior notes) along with a “change of control triggering event” (generally described as the applicable series of senior notes ceasing to be rated investment grade, as defined in the indentures governing the senior notes), each holder of the notes will have the right to require L3 to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

10. Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At March 29, 2019, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2012, 2013, 2015, 2016 and 2017 were open.
The effective income tax rate for the quarterly period ended March 29, 2019 increased to 14.2%, compared to 11.1% for the quarterly period ended March 30, 2018. The increase was driven by a reduction in tax benefits from equity compensation partially offset by an increased tax benefit on export sales.
At March 29, 2019, the Company anticipated that unrecognized tax benefits will decrease by approximately $30 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Current and non-current income taxes payable include accrued potential interest of $15 million ($11 million after income taxes) at March 29, 2019 and December 31, 2018, and potential penalties of $8 million at March 29, 2019 and $9 million at December 31, 2018.
11. Accumulated Other Comprehensive (Loss) Income (AOCI)
The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2018	$(136)	$(10)	$(579)	$(725)
Other comprehensive income (loss) before reclassifications, net of tax	23	(5)	—	18
Amounts reclassified from AOCI, net of tax	—	(1)	7	6
Net current period other comprehensive income (loss)	23	(6)	7	24
Balance at March 29, 2019	$(113)	$(16)	$(572)	$(701)

Balance at December 31, 2017	$(54)	$9	$(646)	$(691)
Other comprehensive income before reclassifications, net of tax	33	—	—	33
Amounts reclassified from AOCI, net of tax	—	(1)	14	13
Net current period other comprehensive income (loss)	33	(1)	14	46
Balance at March 30, 2018	$(21)	$8	$(632)	$(645)
Further details regarding the amounts reclassified from AOCI into net income are presented in the table below. ASU 2017-12 did not have an impact in the Company's presentation of the earnings effect of hedging instruments in the income statement.

	Amount Reclassified from AOCI (a)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About AOCI Components	March 29, 2019	March 30, 2018
	(in millions)
Gain on hedging instruments	$1	$1	Cost of sales - Products
	1	1	Income from continuing operations before income taxes
	—	—	Provision for income taxes
	$1	$1	Income from continuing operations

Amortization of defined benefit pension and postretirement items:
Net loss (b)	$(9)	$(18)	Income from continuing operations before income taxes
	2	4	Provision for income taxes
	$(7)	$(14)	Income from continuing operations
Total reclassification for the period	$(6)	$(13)	Income from continuing operations
__________________

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

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
The Company did not repurchase any shares of common stock from September 29, 2018 through April 26, 2019. The last repurchase of shares was in July 2018. In connection with the planned merger with Harris Corporation (see Note 1), the Company suspended the share repurchase program.
On February 12, 2019, L3’s Board of Directors declared a quarterly cash dividend of $0.85 per share, paid on March 15, 2019 to shareholders of record at the close of business on March 1, 2019. During the quarterly period ended March 29, 2019, the Company paid $70 million of cash dividends, including $3 million net reduction of previously accrued dividends for employee-held stock awards.
13. L3’s Earnings Per Share
A reconciliation of basic and diluted Earnings Per Share (EPS) is presented in the table below.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions, except per share data)
Reconciliation of net income:
Net income	$223	$208
Net income from continuing operations attributable to noncontrolling interests	(6)	(5)
Net income attributable to L3’s common shareholders	$217	$203
Earnings attributable to L3’s common shareholders:
Continuing operations	$217	$187
Discontinued operations, net of income tax	—	16
Net income attributable to L3’s common shareholders	$217	$203
Earnings per share attributable to L3’s common shareholders:
Basic:
Weighted average common shares outstanding	79.2	78.2
Basic earnings per share:
Continuing operations	$2.74	$2.40
Discontinued operations, net of income tax	—	0.20
Net income	$2.74	$2.60
Diluted:
Common and potential common shares:
Weighted average common shares outstanding	79.2	78.2
Effect of dilutive securities	0.8	1.7
Common and potential common shares	80.0	79.9
Diluted earnings per share:
Continuing operations	$2.71	$2.34
Discontinued operations, net of income tax	—	0.20
Net income	$2.71	$2.54
The computation of diluted EPS excludes 0.5 million shares for the quarterly period ended March 29, 2019 and 0.3 million shares for the quarterly period ended March 30, 2018 for share-based payment awards as they were anti-dilutive.

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

	March 29, 2019			December 31, 2018
Description	Level 1 (1)	Level 2 (2)	Level 3 (3)	Level 1 (1)	Level 2 (2)	Level 3 (3)
	(in millions)
Assets
Cash equivalents	$756	$—	$—	$660	$—	$—
Derivatives (foreign currency forward contracts)	—	3	—	—	1	—
Total assets	$756	$3	$—	$660	$1	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$9	$—	$—	$17	$—
Derivatives (treasury lock contracts)(4)	—	16	—	—	—	—
Contingent consideration	—	—	16	—	—	20
Total liabilities	$—	$25	$16	$—	$17	$20
__________________

(1)
Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.

(2)
Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates, interest rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data.

(4)	See Note 16 for information regarding the treasury lock contracts.
The contingent consideration liabilities represent the future potential earn-out payments relating to the acquisitions of MacDonald Humfrey (Automation) Limited, renamed L3 MacDonald Humfrey (MacH), on November 22, 2016, Open Water Power, Inc., renamed L3 Open Water Power, Inc. (Open Water Power), on May 19, 2017 and Latitude Engineering, LLC, renamed L3 Latitude Engineering, Inc. (Latitude Engineering) on June 28, 2018. The fair value of the MacH contingent consideration liability and a portion of the Latitude Engineering contingent consideration liability is based on a Monte Carlo Simulation of the aggregate revenue of MacH for the three-year period ending December 31, 2019 and the aggregate revenue of Latitude Engineering as of each year within the four-year period ended December 31, 2021. The significant unobservable inputs used in calculating the fair value of the MacH contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) projected revenues of the acquired businesses, (ii) company specific risk premium, which is a component of the discount rate applied to the revenue projections and (iii) volatility. The fair value of the Open Water Power contingent consideration liability and a portion of the Latitude Engineering contingent consideration liability is based on the Scenario-Based Method of the income approach using post-acquisition milestone achievements of Open Water Power and Latitude Engineering through December 31, 2020. The significant unobservable inputs used in calculating the fair value of the Open Water Power contingent consideration and a portion of the Latitude Engineering contingent consideration include: (i) timing of achieving the milestones associated with the contingent consideration arrangement, (ii) probabilities of achieving each milestone and (iii) the discount rate. The fair value of the contingent consideration for potential earn-out payments is reassessed quarterly, including an analysis of the significant inputs used in the evaluation, as well as the accretion of the present value discount. Changes are reflected within cost of sales in the unaudited condensed consolidated statements of operations.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the changes to contingent consideration obligations during the quarterly period ended March 29, 2019.

March 29, 2019
(in millions)
Balance at beginning of period	$20
Changes in fair value of contingent consideration, net	(4)
Balance at end of period	$16
15. Financial Instruments
At March 29, 2019 and December 31, 2018, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, senior notes, foreign currency forward contracts and treasury lock contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 29, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior notes (1)	$3,322	$3,451	$3,321	$3,355
Foreign currency forward contracts (2)	$(6)	$(6)	$(16)	$(16)
Treasury lock contracts (3)	$(16)	$(16)	$—	$—
__________________

(1)	The Company measures the fair value of its senior notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)
The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

(3)
The Company measures the fair values of treasury lock contracts based on 10-year treasury rates. See Note 16 for additional disclosures regarding the notional amounts and fair values of treasury lock contracts.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

16. Derivative Financial Instruments
The Company’s derivative financial instruments include foreign currency forward contracts and treasury lock contracts, which are entered into for risk management purposes.
Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the U.S. dollar, the Canadian dollar, the Euro, the British pound, the United Arab Emirates dirham and the New Zealand dollar. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 29, 2019.

Currency	Notional Amounts
(in millions)
U.S. dollar	$197
Canadian dollar	85
Euro	75
British pound	11
United Arab Emirates dirham	9
New Zealand dollar	9
Total	$386
At March 29, 2019, the Company’s foreign currency forward contracts had maturities through 2023.
Treasury Lock Contracts. The Company uses treasury lock contracts principally to reduce its exposure to market risks from changes in interest rates. The Company does not enter into or hold interest rate swap contracts for speculative or trading purposes. The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s treasury lock contracts are designated for hedge accounting.
In January 2019, the Company entered into two treasury lock contracts to fix the treasury yield component of the interest cost of forecasted refinancing associated with the $650 million of 4.95% Senior Notes due 2021. The treasury lock contracts are scheduled to terminate on February 12, 2021.
The Company has designated these treasury lock contracts as cash flow hedges of an anticipated transaction. Any unrealized gains and losses associated with the treasury locks are recorded as a component of accumulated other comprehensive income. Unrealized gains occur when interest rates increase, conversely, any unrealized losses occur when interest rates decline. Upon termination of the treasury lock contracts, the Company will recognize any unrealized gains or losses over the life of the related financing arrangement. As of March 29, 2019 the Company recorded unrealized hedging losses of $12 million, net of taxes due to a decline in the 10-year treasury rate.

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 29, 2019				December 31, 2018
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$2	$1	$7	$2	$1	$—	$13	$4
Treasury lock contracts(1)	—	—	—	16	—	—	—	—
Total derivative instruments	$2	$1	$7	$18	$1	$—	$13	$4
__________________

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts and treasury lock contracts.
The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were a pre-tax gain of $1 million for each of the quarterly periods ended March 29, 2019 and March 30, 2018. At March 29, 2019, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months was $5 million.
17. Leases
As discussed in Note 2, effective January 1, 2019, the Company adopted ASC 842. The Company’s operating and finance leases at March 29, 2019 were for real estate such as office space, warehouses, manufacturing, research and development facilities, and land, and equipment. Finance leases were not material as of March 29, 2019 and were therefore not included in the disclosures below.
The components of the Company's lease expense are presented in the table below.

First Quarter Ended
March 29, 2019
(in millions)
Operating lease cost	$29
Short-term and equipment lease cost	1
Variable lease cost	4
Sublease income	(1)
Net lease cost	$33

Supplemental operating lease balance sheet information is presented in the table below.

March 29, 2019
(in millions)
Operating lease right-of-use assets	$618

Other current liabilities	$74
Operating lease liabilities	569
Total operating lease liabilities	$643

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Other supplemental information related to the Company's leases is presented in the table below.

First Quarter Ended
(in millions, except lease term and discount rate)	March 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$33
Right-of-use assets obtained in exchange for new operating lease liabilities	$3

Weighted average remaining lease term - operating leases (in years)	10.9
Weighted average discount rate - operating leases	4.4%
The following table presents future lease payments under non-cancelable leases as of March 29, 2019.

Operating Leases
March 29, 2019
(in millions)
2019	$76
2020	91
2021	81
2022	73
2023	64
Thereafter	437
Total future lease payments required	822
Less: imputed interest	179
Total	$643
As of March 29, 2019, the Company had $115 million of additional operating leases for real estate facilities that have not yet commenced. These leases will commence between 2019 and 2020 with lease terms of 10 to 15 years.
As discussed in Note 2, the Company has adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. The following presents the Company's future minimum lease payments for operating leases under ASC 840 at December 31, 2018.

Operating Leases
December 31, 2018
(in millions)
2019	$115
2020	134
2021	82
2022	73
2023	65
Thereafter	506
Total minimum payments required	975
Sublease rentals under non-cancelable leases	(7)
Net minimum payments required	$968
Rent expense and sublease rental income were $105 million and $2 million, respectively, for the year ended December 31, 2018.

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
In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 29, 2019, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in the matter set forth below, unless otherwise stated, the Company believes that it is not probable that a loss has been incurred in such matter. With respect to any litigation matter below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that any of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.
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
As previously disclosed, the four lawsuits challenging the merger of the Company and Harris were filed by purported L3 shareholders. These lawsuits have been dismissed by the plaintiffs. They were: (1) an individual action captioned Stein v. L3 Technologies, Inc., et al., in the Southern District of New York, naming L3 and the members of L3’s board of directors - Plaintiff voluntarily dismissed this matter with prejudice on March 18, 2019; (2) a putative class action captioned Raul v. L3 Technologies,

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Inc., et al., in the Southern District of New York, naming L3 and the members of L3’s board of directors - Plaintiff voluntarily dismissed this matter with prejudice on March 12, 2019; (3) a putative class action captioned Gross v. L3 Technologies, Inc., et al., in the Southern District of New York, naming L3 and the members of L3’s board of directors - Plaintiff voluntarily dismissed this matter with prejudice on March 18, 2019; and (4) a putative class action captioned Kent v. L3 Technologies, Inc., et al., in the District of Delaware, naming L3, the members of L3’s board of directors, Harris and Merger Sub - Plaintiff voluntarily dismissed this matter with prejudice on March 18, 2019.
19. Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Components of net periodic benefit cost:
Service cost	$6	$26	$1	$—
Interest cost	40	36	1	1
Expected return on plan assets	(49)	(56)	(1)	(1)
Amortization of prior service credits	(1)	—	—	—
Amortization of net loss (gains)	11	19	(1)	(1)
Curtailment loss (1)	2	—	—	—
Net periodic benefit cost	$9	$25	$—	$(1)
__________________

(1)	During the quarterly period ended March 29, 2019, the Company recognized a $2 million pension curtailment loss related to severance and restructuring activities in the C&NS segment.
The components of net periodic benefit cost other than the service cost component are included in interest and other income, net, in the unaudited condensed consolidated statements of operations. Service cost is included in operating costs and expenses in the unaudited condensed consolidated statements of operations.
Contributions. The Company contributed cash of $8 million to its pension plans and $1 million to its other postretirement benefit plans during the quarterly period ended March 29, 2019. The Company expects to contribute an additional $72 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2019.
20. Stock-Based Compensation
During the quarterly period ended March 29, 2019, the Company granted stock-based awards under the Amended and Restated 2008 Long Term Performance Plan in the form of restricted stock units. The stock-based compensation awards granted during the quarterly period ended March 29, 2019 are further discussed below.
Restricted Stock Units. The Company granted 272,703 restricted stock units with a weighted average grant date fair value of $206.59 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L3’s common stock upon vesting. The grant date fair value of the restricted stock unit awards is based on L3’s closing stock price at the date of grant and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three-year cliff vesting period and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. For grants of restricted stock units made during the quarterly period ended March 29, 2019, retirement eligible employees are those employees that either: (1) have attained the age of 60 and completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length) or (2) have attained the age of 65 (without regard to their length of service at L3).

21. Supplemental Cash Flow Information

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions)
Interest paid	$18	$37
Income tax payments	$20	$21
Income tax refunds	$5	$2
22. Segment Information and Disaggregation of Net Sales
The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, merger and acquisition related expenses, gains or losses related to business divestitures and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments.
The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions)
Net Sales:
ISRS	$1,259	$1,018
C&NS	793	713
Electronic Systems	670	659
Elimination of intercompany sales	(22)	(19)
Consolidated total	$2,700	$2,371
Operating Income:
ISRS	$130	$93
C&NS	84	64
Electronic Systems	97	94
Segment total	311	251
Merger, acquisition and divestiture related expenses and losses	(18)	—
Consolidated total	$293	$251
Depreciation and amortization:
ISRS	$23	$21
C&NS	16	17
Electronic Systems	19	18
Consolidated total	$58	$56

	March 29, 2019	December 31, 2018
	(in millions)
Total Assets:
ISRS	$4,823	$4,749
C&NS	3,991	3,641
Electronic Systems	4,257	4,128
Corporate	1,192	1,000
Consolidated total	$14,263	$13,518

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Disaggregation of Total Net Sales. The Company disaggregates its sales from contracts with customers by: (1) end customer, (2) contract type, (3) deliverable type and (4) revenue recognition method for each of its segments. The Company believes these factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows.
Sales by End Customer. Direct sales to the end customer represented approximately 63% and 65% of the Company’s consolidated sales for the quarterly periods ended March 29, 2019 and March 30, 2018, respectively, and indirect sales as a subcontractor or supplier represented the remaining 37% and 35%, respectively. The tables below present total net sales disaggregated by end customer.

	First Quarter Ended March 29, 2019
End Customer	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Total DoD	$921	$593	$335	$1,849
Other U.S. Government	26	25	28	79
Total U.S. Government	947	618	363	1,928
Foreign governments (1)	254	86	57	397
Commercial — foreign	20	31	160	211
Commercial — domestic	32	50	82	164
Total	$1,253	$785	$662	$2,700

	First Quarter Ended March 30, 2018
End Customer	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Total DoD	$726	$516	$320	$1,562
Other U.S. Government	30	27	36	93
Total U.S. Government	756	543	356	1,655
Foreign governments (1)	205	83	43	331
Commercial — foreign	29	26	162	217
Commercial — domestic	26	55	87	168
Total	$1,016	$707	$648	$2,371
__________________

(1)	Includes sales under foreign military sales agreements, which are made directly between the U.S. Government and foreign governments.
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

	First Quarter Ended March 29, 2019
Contract Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Fixed-price(1)	$908	$577	$545	$2,030
Cost-plus(2)	295	189	107	591
Time-and-material	50	19	10	79
Total sales	$1,253	$785	$662	$2,700

	First Quarter Ended March 30, 2018
Contract Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Fixed-price(1)	$639	$506	$547	$1,692
Cost-plus(2)	324	179	93	596
Time-and-material	53	22	8	83
Total sales	$1,016	$707	$648	$2,371
__________________

(1)
Includes fixed-price incentive fee type contracts, which contributed approximately 1% and 2% to the Company's total net sales for the quarterly periods ended March 29, 2019 and March 30, 2018, respectively.

(2)
Includes cost-plus award and incentive fee type contracts, which contributed approximately 3% and 4% to the Company's total net sales for the quarterly periods ended March 29, 2019 and March 30, 2018, respectively.

Sales by Deliverable Type: The tables below present total net sales disaggregated by the type of deliverable, which is determined by the Company at the performance obligation level.

	First Quarter Ended March 29, 2019
Sales by Deliverable Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Products	$855	$606	$471	$1,932
Services	398	179	191	768
Total sales	$1,253	$785	$662	$2,700

	First Quarter Ended March 30, 2018
Sales by Deliverable Type	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Products	$655	$532	$459	$1,646
Services	361	175	189	725
Total sales	$1,016	$707	$648	$2,371

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

Revenue Recognition Method: The tables below present total net sales disaggregated based on the revenue recognition method applied.

	First Quarter Ended March 29, 2019
Revenue Recognition Method	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Over time (cost-to-cost method)	$981	$647	$417	$2,045
Point in time	225	115	163	503
Output method	24	5	67	96
Billing method	23	18	15	56
Total sales	$1,253	$785	$662	$2,700

	First Quarter Ended March 30, 2018
Revenue Recognition Method	ISRS	C&NS	Electronic Systems	Consolidated L3
	(in millions)
Over time (cost-to-cost method)	$807	$576	$419	$1,802
Point in time	157	103	172	432
Output method	16	7	51	74
Billing method	36	21	6	63
Total sales	$1,016	$707	$648	$2,371
23. Severance and Restructuring Related Costs
Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, L3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives, the Company recorded a total of $6 million of severance and restructuring related costs with respect to approximately 300 employees during the quarterly period ended March 29, 2019. During the year ended December 31, 2018, the Company recorded a total of $26 million of severance and restructuring related costs with respect to approximately 800 employees. Severance and restructuring related costs are reported within operating costs and expenses on the unaudited condensed consolidated statements of operations. Severance and restructuring related costs incurred by reportable segment are presented in the table below.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(in millions)
Reportable Segment
ISRS	$1	$1
C&NS	4	5
Electronic Systems	1	2
Consolidated	$6	$8

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

The Company had severance and restructuring related liabilities of $9 million and $14 million included in other current liabilities on the Company’s balance sheets at March 29, 2019 and December 31, 2018, respectively. The remaining liability balance at March 29, 2019 is expected to be paid primarily by the end of 2019. The table below presents the change to the Company’s severance and restructuring related liability during the quarterly period ended March 29, 2019.

March 29, 2019
(in millions)
Balance at beginning of period	$14
Additional provisions	6
Cash payments	(11)
Balance at end of period	$9
24. Condensed Combining Financial Information of L3 and Its Subsidiaries
The debt of L3, including the senior notes and borrowings under amounts drawn against the Credit Facility, is guaranteed, on a joint and several, full and unconditional basis, by certain of its 100% owned domestic subsidiaries (the Guarantor Subsidiaries). See Note 10 to the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L3 (the Non-Guarantor Subsidiaries) do not guarantee the debt of L3. None of the debt of L3 has been issued by its subsidiaries.
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
	(in millions)
Condensed Combining Balance Sheets:
At March 29, 2019
Current assets:
Cash and cash equivalents	$856	$19	$309	$(76)	$1,108
Billed receivables, net	230	268	306	—	804
Contract assets	580	953	202	—	1,735
Inventories	369	268	259	—	896
Prepaid expenses and other current assets	127	180	55	—	362
Total current assets	2,162	1,688	1,131	(76)	4,905
Goodwill	2,124	3,007	1,695	—	6,826
Other assets	1,004	954	574	—	2,532
Investment in and amounts due from consolidated subsidiaries	6,049	6,534	—	(12,583)	—
Total assets	$11,339	$12,183	$3,400	$(12,659)	$14,263
Current liabilities	$797	$1,036	$675	$(76)	$2,432
Amounts due to consolidated subsidiaries	—	—	445	(445)	—
Other long-term liabilities	1,169	963	259	—	2,391
Long-term debt	3,322	—	—	—	3,322
Total liabilities	5,288	1,999	1,379	(521)	8,145
L3 shareholders’ equity	6,051	10,184	2,021	(12,205)	6,051
Noncontrolling interests	—	—	—	67	67
Total equity	6,051	10,184	2,021	(12,138)	6,118
Total liabilities and equity	$11,339	$12,183	$3,400	$(12,659)	$14,263

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
At December 31, 2018
Current assets:
Cash and cash equivalents	$756	$21	$306	$(17)	$1,066
Billed receivables, net	291	341	287	—	919
Contract assets	562	833	195	—	1,590
Inventories	378	258	243	—	879
Prepaid expenses and other current assets	127	166	63	—	356
Total current assets	2,114	1,619	1,094	(17)	4,810
Goodwill	2,124	3,009	1,675	—	6,808
Other assets	690	765	445	—	1,900
Investment in and amounts due from consolidated subsidiaries	5,931	6,912	—	(12,843)	—
Total assets	$10,859	$12,305	$3,214	$(12,860)	$13,518
Current liabilities	$821	$955	$688	$(17)	$2,447
Amounts due to consolidated subsidiaries	—	—	417	(417)	—
Other long-term liabilities	878	804	161	—	1,843
Long-term debt	3,321	—	—	—	3,321
Total liabilities	5,020	1,759	1,266	(434)	7,611
L3 shareholders’ equity	5,839	10,546	1,948	(12,494)	5,839
Noncontrolling interests	—	—	—	68	68
Total equity	5,839	10,546	1,948	(12,426)	5,907
Total liabilities and equity	$10,859	$12,305	$3,214	$(12,860)	$13,518

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 29, 2019:
Total net sales	$904	$1,418	$462	$(84)	$2,700
Total operating costs and expenses	(785)	(1,312)	(376)	84	(2,389)
Merger, acquisition and divestiture related expenses and losses	(18)	—	—	—	(18)
Operating income	101	106	86	—	293
Interest expense	(37)	—	—	—	(37)
Interest and other income, net	3	1	—	—	4
Income from continuing operations before income taxes	67	107	86	—	260
Provision for income taxes	(10)	(15)	(12)	—	(37)
Equity in net income of consolidated subsidiaries	160	36	—	(196)	—
Net income	217	128	74	(196)	223
Net income attributable to noncontrolling interests	—	—	—	(6)	(6)
Net income attributable to L3	$217	$128	$74	$(202)	$217
Comprehensive income attributable to L3	$241	$158	$101	$(259)	$241

For the quarter ended March 30, 2018:
Total net sales	$807	$1,239	$422	$(97)	$2,371
Total operating costs and expenses	(722)	(1,155)	(340)	97	(2,120)
Operating income	85	84	82	—	251
Interest expense	(41)	—	—	—	(41)
Interest and other income, net	5	—	1	—	6
Income from continuing operations before income taxes	49	84	83	—	216
Provision for income taxes	(6)	(9)	(9)	—	(24)
Equity in net income of consolidated subsidiaries	144	47	—	(191)	—
Income from continuing operations	187	122	74	(191)	192
Income from discontinued operations, net of income taxes	16	—	—	—	16
Net income	203	122	74	(191)	208
Net income attributable to noncontrolling interests	—	—	—	(5)	(5)
Net income attributable to L3	$203	$122	$74	$(196)	$203
Comprehensive income attributable to L3	$249	$153	$107	$(260)	$249

L3 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — CONTINUED

	L3	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L3
	(in millions)
Condensed Combining Statements of Cash Flows
For the quarter ended March 29, 2019:
Operating activities:
Net cash from operating activities from continuing operations	$101	$55	$18	$—	$174
Investing activities:
Proceeds from sale of businesses, net of closing date cash balances	1	—	—	—	1
Other investing activities	(42)	(19)	(14)	—	(75)
Net cash used in investing activities from continuing operations	(41)	(19)	(14)	—	(74)
Financing activities:
Dividends paid	(70)	—	—	—	(70)
Other financing activities	91	(38)	(4)	(59)	(10)
Net cash from (used in) financing activities from continuing operations	21	(38)	(4)	(59)	(80)
Effect of foreign currency exchange rate changes on cash	—	—	3	—	3
Net increase in cash and cash equivalents of discontinued operations	19	—	—	—	19
Net increase (decrease) in cash	100	(2)	3	(59)	42
Cash and cash equivalents, beginning of the period	756	21	306	(17)	1,066
Cash and cash equivalents, end of the period	$856	$19	$309	$(76)	$1,108

For the quarter ended March 30, 2018:
Operating activities:
Net cash from (used in) operating activities from continuing operations	$198	$(204)	$(24)	$(5)	$(35)
Investing activities:
Other investing activities	(62)	(17)	(4)	—	(83)
Net cash used in investing activities from continuing operations	(62)	(17)	(4)	—	(83)
Financing activities:
Common stock repurchased	(119)	—	—	—	(119)
Dividends paid	(65)	—	—	—	(65)
Other financing activities	(196)	226	(50)	58	38
Net cash (used in) from financing activities from continuing operations	(380)	226	(50)	58	(146)
Effect of foreign currency exchange rate changes on cash	—	—	6	—	6
Net decrease in cash and cash equivalents of discontinued operations	(30)	—	—	—	(30)
Net (decrease) increase in cash	(274)	5	(72)	53	(288)
Cash and cash equivalents, beginning of the period	432	14	287	(71)	662
Cash and cash equivalents, end of the period	$158	$19	$215	$(18)	$374

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overview and Outlook
L3’s Business
L3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and foreign commercial customers. L3's structure consists of the following three reportable segments: (1) ISR Systems (ISRS), (2) Communications and Networked Systems (C&NS) and (3) Electronic Systems.
ISRS provides products and services for the global ISR and Command, Control and Communications (C3) markets, specializing in ISR mission solutions from seabed to space, signals intelligence (SIGINT) and multi-intelligence platforms, including engineering, modernization and sustainment solutions for military and various government aircraft, ground support equipment and other platforms. These strategic and tactical products and services provide warfighters with the ability to detect, collect, identify, analyze and disseminate information from command centers, communication nodes and air defense systems for real-time situational awareness and response. Other major capabilities and mission solutions include space avionics and imaging payloads, Counter Unmanned Aircraft Systems mission solutions, cyber and electronic warfare, special mission command & control, modeling & simulation and life cycle support. ISRS sells these products and services primarily to the DoD and select foreign governments. The ISRS sectors are Reconnaissance Mission Systems, Tactical Mission Systems, Integrated Land Systems, Space & Sensors, Surveillance & Strike Systems, Intelligence & Mission Systems, Advanced C2ISR Systems and Special Programs.
C&NS provides network and communication systems, secure communications products, radio frequency (RF) components, satellite communication terminals and space, microwave and telemetry products. These products include secure data links that are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Other major capabilities include integrated maritime mission solutions, directed energy, lightweight unmanned undersea vehicles and naval power delivery on submarines and surface ships. C&NS sells these products and services primarily to the DoD and select foreign governments. The C&NS sectors are Communications & Microwave Products, Integrated Maritime Systems and Broadband Communications.
Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers. These products and services serve markets, such as commercial and military aircraft simulation and training, cockpit avionics, airport security and precision weapons. Electronic Systems sells these products and services primarily to the DoD and select foreign governments. The Electronic Systems sectors are Commercial Aviation Solutions, Precision Engagement Systems and Defense Training Solutions.
Financial information with respect to each of our segments is included in Note 22 to our unaudited condensed consolidated financial statements and Note 22 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

For the year ended December 31, 2018, we generated sales of $10,244 million, and our primary customer was the DoD. The table below presents a summary of our consolidated 2018 sales by major category of end customer and the percent contributed by each to our consolidated 2018 sales.

	2018 Sales	% of 2018 Sales
	(in millions)
DoD	$6,721	66%
Other U.S. Government	423	4
Total U.S. Government	7,144	70
Foreign governments	1,528	15
Commercial — foreign	873	8
Commercial — domestic	699	7
Total sales	$10,244	100%
We currently expect the composition of our 2019 consolidated sales to the U.S. Government and to international and commercial customers to remain approximately the same as compared to 2018.
Vertex Aerospace Divestiture: On June 29, 2018, we completed the sale of our Vertex Aerospace businesses for a sales price of $540 million subject to customary closing net working capital adjustments. In connection with the sale, we recognized: (1) a pre-tax gain from continuing operations of $42 million ($19 million after income taxes) related to the Crestview Aerospace and TCS businesses (the "Crestview & TCS Businesses") and (2) a pre-tax gain from discontinued operations of $234 million ($177 million after income taxes) related to the Vertex Aerospace business. The results of operations of the Vertex Aerospace business are reported as discontinued operations for all periods presented. During the first quarter of 2019, we finalized and paid a working capital adjustment of $20 million related to the sale.
All references to financial data in this Quarterly Report on Form 10-Q are to L3’s continuing operations, unless specifically noted.
Planned Merger with Harris Corporation
On October 14, 2018, L3 and Harris Corporation (“Harris”) announced an agreement to combine in an all stock merger of equals. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”) governing the proposed transaction, which was unanimously approved by the boards of directors of both companies, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock they hold. Upon completion of the merger, Harris shareholders will own approximately 54% and L3 shareholders will own approximately 46% of the combined company, which will be renamed L3 Harris Technologies, Inc. On April 4, 2019, Harris and L3 shareholders approved all shareholder proposals necessary to complete the merger of equals transaction to create L3 Harris Technologies, Inc. The merger is expected to close in the middle of 2019, subject to customary closing conditions, including the receipt of regulatory approvals.
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
On June 28, 2018, the House passed its version of the FY 2019 Defense Appropriations Bill, providing $674.4 billion for the Department of Defense and the Intelligence Community - funding levels aligned to those authorized in the NDAA.  On August 23, 2018, the Senate passed its version of the FY 2019 Defense Appropriations Bill, consistent with the total funding level included in the House’s version. On September 13, 2018, House and Senate conferees announced a final conference agreement on the FY 2019 Defense Appropriations Bill, and on September 28, 2018, the President signed the conference agreement into law. The enactment of the annual Defense Appropriations bill prior to the beginning of the fiscal year had not occurred in over a decade.
On March 11, 2019, the Trump Administration submitted its FY 2020 DoD budget request to Congress, totaling $718.3 billion ($544.5 billion base budget, $164.6 billion in OCO funding and $9.2 billion in emergency funding) and representing an increase of 4.9% compared to FY 2019 enacted levels. Congress is currently in the process of reviewing the President’s budget request for FY 2020 with a target date for enactment by the end of the government’s current fiscal year (September 30, 2019).
While the on-time enactment of the FY 2019 Defense Appropriations Act provides a level of near-term stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities, congressional deliberations and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain significant, including uncertainties regarding BCA sequestration cuts after FY 2019, and, therefore, future DoD budgets and spending levels are difficult to predict. Although uncertainty exists, we believe that L3 will benefit from several of the DoD’s focus areas such as a renewed emphasis upon acquisition agility, ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Sales Trends. For the quarter ended March 29, 2019 (2019 first quarter), consolidated net sales of $2,700 million increased by $329 million, or 14%, compared to the quarter ended March 30, 2018 (2018 first quarter). Organic sales increased by $333 million, or 14%, to $2,670 million for the 2019 first quarter. Organic sales exclude $30 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. See “Results of Operations”, including segment results below, for a further discussion of sales.
We derived approximately 66% of our 2018 sales from DoD customers; as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L3’s future results of operations, including our sales and operating income growth rates. Additionally, L3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances and those with clearances of top-secret and above. We expect our 2019 consolidated and organic sales to increase by approximately 6% compared to 2018. We expect organic sales to the DoD and U.S. Government to increase by approximately 5% and organic international sales to increase by approximately 7%. We expect organic commercial sales to increase by approximately 11% primarily for commercial aviation products.
Operating Income and Margin Trends. For the 2019 first quarter, our consolidated operating income was $293 million, and our consolidated operating margin was 10.9%. Our consolidated operating income and consolidated operating margin for the 2019 first quarter were impacted by $18 million of merger, acquisition and divestiture related expenses and losses. The merger, acquisition and divestiture related expenses and losses are excluded from segment operating income because they are excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income was $311 million for the 2019 first quarter, an increase of 24% from $251 million for the 2018 first quarter, and our segment operating income as a percentage of sales (segment operating margin) was 11.5% for the 2019 first quarter, an increase of 90 basis points from 10.6% for the 2018 first quarter. See “Results of Operations”, including segment results below, for a further discussion of operating margin. In addition, general and administrative expenses as a percentage of sales was 14.1% for the 2019 first quarter, compared to 16.7% for the 2018 first quarter.
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
Operating Cash Flow Trends. We generated $174 million of Operating Cash Flow during the 2019 first quarter, an increase of $209 million compared with $35 million used during the 2018 first quarter. The increase in Operating Cash Flow was primarily due to higher operating income and timing of billings and collections across several business areas in all three segments.

Discontinued Operations
As discussed in Note 1 to our unaudited condensed consolidated financial statements, on June 29, 2018, we completed the sale of the Vertex Aerospace businesses. The table below presents the statements of operations data for Vertex Aerospace. The amounts presented in discontinued operations include allocated interest expenses for debt not directly attributable or related to L3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and were based on the ratio of Vertex Aerospace’s net assets to the sum of: (1) total L3 consolidated net assets and (2) L3 consolidated total debt. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

First Quarter Ended
March 30, 2018
(in millions)
Net sales	$371
Operating costs and expenses	(349)
Operating income from discontinued operations	22
Interest expense allocated to discontinued operations	(1)
Income from discontinued operations before income taxes	21
Income tax expense	(5)
Income from discontinued operations, net of income taxes	$16
Business Acquisitions and Divestitures
Our Annual Report on Form 10-K summarizes the business acquisitions and divestitures that we completed during the three years ended December 31, 2018. See Note 4 to our unaudited condensed consolidated financial statements for additional information regarding our acquisitions and divestitures.
Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations
The table below provides L3’s selected financial data, excluding discontinued operations, for the 2019 first quarter compared with the 2018 first quarter.

	First Quarter Ended
(in millions, except per share data)	March 29, 2019	March 30, 2018	Increase/(decrease)
Net sales	$2,700	$2,371	14%
Operating income	293	251	17%
Plus: merger, acquisition and divestiture related expenses and losses	18	—	nm
Segment operating income	$311	$251	24%
Operating margin	10.9%	10.6%	30	bpts
Segment operating margin	11.5%	10.6%	90	bpts
Interest expense	$(37)	$(41)	(10)%
Interest income and other	$4	$6	nm
Effective income tax rate (1)	14.2%	11.1%	nm
Net income from continuing operations attributable to L3	$217	$187	16%
Adjusted net income from continuing operations attributable to L3 (2)	$231	$187	24%
Diluted earnings per share from continuing operations	$2.71	$2.34	16%
Adjusted diluted earnings per share from continuing operations (2)	$2.89	$2.34	24%
Diluted weighted average common shares outstanding	80.0	79.9	—%
__________________
(1)___The effective income tax rate corresponding to adjusted diluted EPS is 14.7% for the 2019 first quarter.

(2)___Income from continuing operations for the 2019 first quarter included merger, acquisition and divestiture related expenses and losses of $18 million ($14 million after income taxes), or $0.18 per diluted share. Excluding these items, adjusted net income from continuing operations attributable to L3 was $231 million, and adjusted diluted EPS from continuing operations was $2.89 for the 2019 first quarter. We believe that the merger, acquisition and divestiture related expenses and losses affect the comparability of the results of operations. We also believe that disclosing net income and diluted EPS excluding these items is useful to investors as it allows investors to more easily compare results. However, this non-GAAP financial measure may not be defined or calculated by other companies in the same manner.

nm - not meaningful
Net Sales: For the 2019 first quarter, consolidated net sales of $2,700 million increased $329 million, or 14%, compared to the 2018 first quarter. Organic sales increased by $333 million, or 14%, to $2,670 million for the 2019 first quarter. Organic sales exclude $30 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. For the 2019 first quarter, organic sales to the U.S. Government increased $287 million, or 18%, to $1,916 million, and organic sales to international and commercial customers increased $46 million, or 6%, to $754 million.
Sales from products increased by $286 million to $1,932 million for the 2019 first quarter, compared to $1,646 million for the 2018 first quarter. Sales from products represented approximately 72% of consolidated net sales for the 2019 first quarter compared to 69% for the 2018 first quarter. The increase in sales from products was due to: (1) $116 million for Surveillance & Strike Systems primarily due to higher volume related to procurement and ISR missionization of business jet aircraft systems for the U.S. Air Force (USAF) EC-37B Compass Call Recap aircraft, the Royal Australian Air Force (RAAF) MC-55A Peregrine aircraft and the High Altitude Observatory (HALO) aircraft for the U.S. Missile Defense Agency (MDA), (2) $48 million for Reconnaissance Mission Systems due to procurement and modification related to special mission aircraft for the U.S. Government, (3) $37 million for Broadband Communications due to higher production volume for Unmanned Aerial Vehicle (UAV) communication systems for the DoD, (4) $36 million for Integrated Land Systems primarily due to increased deliveries of night vision products, (5) $34 million due to increased deliveries of airborne turret systems to U.S. and foreign militaries, (6) $29 million primarily for Communications & Microwave Products due to increased deliveries of mobile and ground-based SATCOM systems for the U.S. Special Operations Command (USSOCOM) and (7) $25 million for Precision Engagement Systems due to new awards on classified programs and increased volume for fuzing and ordnance and guidance systems products primarily to the U.S. Army. These increases were partially offset by: (1) $20 million due to business acquisitions, net of divestitures, (2) $8 million for Commercial Aviation Solutions primarily due to lower volume for commercial flight simulators as contracts near completion, (3) $7 million for Intelligence & Mission Systems primarily due to lower deliveries of electronic warfare countermeasures products as contracts near completion and (4) $4 million for Defense Training Solutions primarily due to the loss of the USAF C-17 contract recompetition last year and our incumbent contract ended in November 2018.
Sales from services increased by $43 million to $768 million for the 2019 first quarter, compared to $725 million for the 2018 first quarter. Sales from services represented approximately 28% of consolidated net sales for the 2019 first quarter compared to 31% for the 2018 first quarter. The increase in sales for services was due to: (1) $16 million due to business acquisitions, net of divestitures, (2) $14 million due to higher volume for mission management systems, (3) $7 million for Advanced C2ISR Systems due to increased task order volume on U.S. Government contracts and (4) $6 million for support services on airport screening devices. See reportable segment results below for additional detail.
Cost of Sales: Cost of sales from products increased by $251 million to $1,442 million for the 2019 first quarter, compared to $1,191 million for the 2018 first quarter. The increase was primarily due to higher products cost of sales of $120 million at Surveillance & Strike Systems, $45 million at Reconnaissance Mission Systems, $30 million at Integrated Maritime Systems, $26 million at Integrated Land Systems, $25 million at Tactical Mission Systems and $25 million at Communications & Microwave Products. These increases were partially offset by lower cost of sales from products of $10 million due to business acquisitions, net of divestitures, $7 million at Special Programs and $3 million at Intelligence & Mission Systems. These changes are consistent with the change in sales from products described above.
Cost of sales from services increased by $33 million to $565 million for the 2019 first quarter, compared to $532 million for the 2018 first quarter. The increase was primarily due to higher services cost of sales of $38 million at Broadband Communication Systems, $27 million due to business acquisitions, net of divestitures and $11 million at Reconnaissance Mission Systems. These increases were partially offset by lower cost of sales from services of $21 million at Integrated Maritime Systems, $12 million at Special Programs, and $10 million at Defense Training Solutions. These changes are consistent with the change in sales from services described above.
Operating income and operating margin: Consolidated operating income for the 2019 first quarter increased by $42 million, or 17%, compared to the 2018 first quarter. Segment operating income for the 2019 first quarter increased by $60 million, or 24%, compared to the 2018 first quarter. Segment operating margin increased by 90 basis points to 11.5% for the 2019 first quarter, compared to 10.6% for the 2018 first quarter. Favorable contract performance primarily at Communications and Networked Systems (C&NS), lower severance and general & administrative (G&A) expenses at C&NS and Electronic Systems segments and lower pension expense across all three segments were partially offset by sales mix changes at Electronic Systems, primarily Commercial Aviation Solutions. See the reportable segment results below for additional discussion of sales and operating margin trends.
Interest expense and other: Interest expense and other for the 2019 first quarter decreased by $2 million, primarily due to lower average interest rates on outstanding debt.
Effective income tax rate: The effective tax rate for the 2019 first quarter increased to 14.2% compared to 11.1% for the 2018 first quarter. The increase was driven by a reduction in tax benefits from equity compensation partially offset by an increased tax benefit on export sales.
Net income from continuing operations attributable to L3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L3 for the 2019 first quarter increased 16% to $217 million, compared to $187 million for the 2018 first quarter. Diluted EPS from continuing operations was $2.71 for the 2019 first quarter, compared to $2.34 for the 2018 first quarter.
Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2019 first quarter increased slightly compared to the 2018 first quarter, due to changes in the dilutive impact of common share equivalents.

Reportable Segment Results of Operations
The table below presents selected data by reportable segment reconciled to consolidated totals. The results of operations of the Vertex Aerospace business are classified as discontinued operations for all periods presented. See Note 22 to our unaudited condensed consolidated financial statements for additional reportable segment data.

	First Quarter Ended
	March 29, 2019	March 30, 2018
	(dollars in millions)
Net sales: (1)
ISRS	$1,253	$1,016
C&NS	785	707
Electronic Systems	662	648
Consolidated net sales	$2,700	$2,371
Operating income:
ISRS	$130	$93
C&NS	84	64
Electronic Systems	97	94
Total segment operating income	311	251
Merger, acquisition and divestiture related expenses and losses	(18)	—
Consolidated operating income	$293	$251
Operating margin:
ISRS	10.4%	9.2%
C&NS	10.7%	9.1%
Electronic Systems	14.7%	14.5%
Total segment operating margin	11.5%	10.6%
Merger, acquisition and divestiture related expenses and losses	(0.6)%	—%
Consolidated operating margin	10.9%	10.6%
__________________

(1)	Net sales after intercompany eliminations.
ISRS

	First Quarter Ended
	March 29, 2019	March 30, 2018	Increase
	(dollars in millions)
Net sales	$1,253	$1,016	23%
Operating income	$130	$93	40%
Operating margin	10.4%	9.2%	120	bpts
ISRS net sales for the 2019 first quarter increased by $237 million, or 23%, compared to the 2018 first quarter. Organic sales increased by $252 million, or 25%, compared to the 2018 first quarter. Organic sales exclude $19 million of sales increases related to business acquisitions and $34 million of sales declines related to business divestitures. Organic sales increased by: (1) $135 million for Surveillance & Strike Systems primarily due to higher volume related to procurement and ISR missionization of business jet aircraft systems for the U.S. Air Force (USAF) EC-37B Compass Call Recap aircraft, the Royal Australian Air Force (RAAF) MC-55A Peregrine aircraft and the High Altitude Observatory (HALO) aircraft for the U.S. Missile Defense Agency (MDA), (2) $53 million for Reconnaissance Mission Systems due to procurement and modification related to special mission aircraft for the U.S. Government, (3) $36 million for Integrated Land Systems primarily due to increased deliveries of night vision products to an international customer and (4) $35 million due to increased deliveries of airborne turret systems to U.S. and foreign militaries. These increases were partially offset by $7 million for Intelligence & Mission Systems primarily due to fewer deliveries of electronic warfare countermeasures products as contracts near completion.

ISRS operating income for the 2019 first quarter increased by $37 million, or 40%, compared to the 2018 first quarter. Operating margin increased by 120 basis points to 10.4% driven by higher sales volume, lower pension expense, which increased operating margin by 60 basis points and the impact from divestiture of lower margin businesses.
C&NS

	First Quarter Ended
	March 29, 2019	March 30, 2018	Increase
	(dollars in millions)
Net sales	$785	$707	11%
Operating income	$84	$64	31%
Operating margin	10.7%	9.1%	160	bpts
C&NS net sales for the 2019 first quarter increased by $78 million, or 11%, compared to the 2018 first quarter. Organic sales increased by $72 million, or 10%, compared to the 2018 first quarter. Organic sales exclude $6 million of sales increases related to business acquisitions. Organic sales increased by: (1) $46 million for Broadband Communications due to higher production volume for Unmanned Aerial Vehicle (UAV) communication systems for the U.S. Department of Defense (DoD) and (2) $26 million primarily for Communications & Microwave Products due to increased deliveries of mobile and ground-based SATCOM systems for the U.S. Special Operations Command (USSOCOM).
C&NS operating income for the 2019 first quarter increased by $20 million, or 31%, compared to the 2018 first quarter. Operating margin increased by 160 basis points to 10.7%. Operating margin increased by: (1) 90 basis points primarily due to favorable contract performance, (2) 40 basis points due to lower severance and G&A expenses and (3) 30 basis points due to lower pension expenses.
Electronic Systems

	First Quarter Ended
	March 29, 2019	March 30, 2018	Increase
	(dollars in millions)
Net sales	$662	$648	2%
Operating income	$97	$94	3%
Operating margin	14.7%	14.5%	20	bpts
Electronic Systems net sales for the 2019 first quarter increased by $14 million, or 2%, compared to the 2018 first quarter. Organic sales increased by $9 million, or 1%, compared to the 2018 first quarter. Organic sales exclude $5 million of sales increases related to business acquisitions. Organic sales increased by $29 million for Precision Engagement Systems due to new awards on classified programs and increased volume for fuzing and ordnance and guidance systems products primarily to the U.S. Army. These increases were partially offset by: (1) $15 million for Defense Training Solutions primarily due to the loss of the USAF C-17 contract recompetition last year as our incumbent contract ended in November 2018 and (2) $5 million for Commercial Aviation Solutions primarily due to lower volume for commercial flight simulators as certain contracts near completion.
Electronic Systems operating income for the 2019 first quarter increased by $3 million, or 3%, compared to the 2018 first quarter. Operating margin increased by 20 basis points to 14.7%. Operating margin increased by 140 basis points due to lower G&A expenses and 30 basis points due to lower pension expense. These increases were offset by 150 basis points due to sales mix changes primarily at Commercial Aviation Solutions.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
At March 29, 2019, we had total cash and cash equivalents of $1,108 million as compared to $1,066 million at December 31, 2018. While no amounts of the cash and cash equivalents are considered restricted, $309 million of cash was held by our foreign subsidiaries at March 29, 2019. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our five-year unsecured $1 billion revolving credit facility (Credit Facility), which we entered into on October 31, 2016. At March 29, 2019, we had the full availability of our Credit Facility. We generated $174 million of net cash from operating activities from continuing operations during the 2019 first quarter.
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
Balance Sheet
Billed receivables decreased by $115 million to $804 million at March 29, 2019, from $919 million at December 31, 2018, primarily due to the timing of billings and collections for Defense Training Solutions, Surveillance & Strike Systems, Reconnaissance Mission Systems, Commercial Aviation Solutions and Communications & Microwave Products, partially offset by an increase in Tactical Mission Systems and $3 million for foreign currency translation adjustments.
Contract assets increased by $145 million to $1,735 million at March 29, 2019, from $1,590 million at December 31, 2018, primarily due to sales exceeding billings for Reconnaissance Mission Systems, Integrated Maritime Systems, Surveillance & Strike Systems, Communications & Microwave Products, Precision Engagement Systems, partially offset by $3 million for foreign currency translation adjustments.
Inventories increased by $17 million to $896 million at March 29, 2019 from $879 million at December 31, 2018, primarily due to Commercial Aviation Solutions to support customer demand.
The increase in prepaid expenses and other current assets was primarily due to milestone payments (deposits) to Original Equipment Manufacturer's (OEM's) for aircraft procurements related to U.S. and foreign government contracts at Reconnaissance Mission Systems and annual prepaid insurance payments.
The increase in property, plant and equipment, net, was primarily due to capital expenditures, partially offset by depreciation expense.
Goodwill increased by $18 million to $6,826 million at March 29, 2019 from $6,808 million at December 31, 2018. The table below presents the changes in goodwill by segment.

	ISRS	C&NS	Electronic Systems	Consolidated Total
	(in millions)
December 31, 2018	$2,614	$1,989	$2,205	$6,808
Business acquisitions (1)	—	2	—	2
Foreign currency translation adjustments	4	3	9	16
March 29, 2019	$2,618	$1,994	$2,214	$6,826
__________________

(1)	The increase for the C&NS segment was due to the purchase price allocation adjustment for the ASV Global business acquisition.
The decrease in identifiable intangible assets was primarily due to $12 million of amortization expense.
The increase in other assets was primarily due to investments in nonconsolidated affiliates made during the 2019 first quarter.
The decrease in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.
Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2018 first quarter and lower accrued salaries and wages due to the timing of payroll dates at the end of the 2018 first quarter, partially offset by higher accrued payroll taxes due to the timing of remittances.

Contract liabilities increased by $39 million primarily due to advances received by Defense Training Solutions and Special Programs.
The increase in other current liabilities is primarily due to the current portion of operating and finance leases recognized with the adoption of ASC 842.
Deferred income taxes increased primarily due to the amortization of certain goodwill and other identifiable assets for tax purposes.
Statement of Cash Flows
2019 first quarter Compared with the 2018 first quarter
The table below provides a summary of our cash flows from (used in) operating, investing and financing activities for the periods indicated.

	First Quarter Ended
	March 29, 2019	March 30, 2018	Cash Flow Increase/ (decrease)
	(in millions)
Net cash from (used in) operating activities from continuing operations	$174	$(35)	$209
Net cash used in investing activities from continuing operations	(74)	(83)	9
Net cash used in financing activities from continuing operations	(80)	(146)	66
Operating Activities
We generated $174 million of cash from operating activities during the 2019 first quarter, an increase of $209 million compared with $35 million used during the 2018 first quarter. The increase in the 2019 first quarter was primarily due to higher operating income and timing of billings and collections across several business areas in all three segments. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources - Balance Sheet”.
Investing Activities
During the 2019 first quarter, we used $74 million of cash for investing activities, including $49 million for capital expenditures and $20 million for payments of accrued expenses related to the Vertex Aerospace divestiture. During the 2018 first quarter, we used $83 million of cash for investing activities, which included $56 million for capital expenditures and $30 million for investments in nonconsolidated affiliates, primarily Peak Nano.
Financing Activities
Debt
At March 29, 2019, total outstanding debt was $3,322 million, compared to $3,321 million at December 31, 2018, all of which was senior debt. At March 29, 2019, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $431 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at March 29, 2019. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 29, 2019, our outstanding debt matures between February 15, 2021 and June 15, 2028. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 29, 2019.
We consider our credit rating to be an important element of our capital allocation strategy, and, while no assurances can be given, we intend to maintain our investment grade credit rating. Effective October 16, 2018, our senior unsecured credit rating from both Standard and Poor’s and Fitch Ratings of BBB- was placed on CreditWatch Positive. Our senior unsecured credit rating from Moody’s Investors Service remains at Baa3 with a stable outlook.
Debt Covenants and Other Provisions. The Credit Facility and senior notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2018, included in our

Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at March 29, 2019.
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
The last repurchase of shares was in July 2018. In connection with the planned merger with Harris Corporation, we suspended the share repurchase program. Accordingly, we did not repurchase any shares of common stock from September 29, 2018 through April 26, 2019.
During the 2019 first quarter, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
February 12, 2019	March 1, 2019	$0.85	$67 (1)	March 15, 2019
__________________

(1)	During the 2019 first quarter, we paid $70 million of cash dividends, including a $3 million net reduction of previously accrued dividends for employee-held stock awards.
Legal Proceedings and Contingencies
For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.
Forward-Looking Statements
Certain of the matters discussed in this report, including information regarding the Company’s 2019 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements; words, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: the occurrence of any event, change or other circumstances that could give us or Harris the right to terminate the definitive merger agreement between us and Harris; the outcome of any legal proceedings may be instituted against us, Harris or our respective directors with respect to the merger; the ability to obtain regulatory approvals and satisfy other closing conditions to the merger in a timely manner or at all, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating our business with Harris business or fully realizing anticipated cost savings and other benefits; business disruptions from the proposed merger that may harm our business or Harris business, including current plans and operations; any announcement relating to the proposed transaction could have adverse effects on our ability or the ability of Harris to retain and hire key personnel or maintain relationships with suppliers and customers, including the U.S. government and other governments, or on our or Harris operating results and businesses generally; the risk that the announcement of the proposed transaction could have adverse effects on the market price of our common stock or Harris common stock and the uncertainty as to the long-term value of the common stock of the combined company following the merger; certain restrictions during the pendency of the merger that may impact our ability or the ability of Harris to pursue certain business opportunities or strategic transactions; the business, economic and political conditions in the markets in which we and Harris operate; our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business, or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; the consequences of geo-political events, including Brexit; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements; our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; the risk that our commercial aviation products and services businesses are affected by a downturn in global demand for air travel or a reduction in commercial aircraft Original Equipment Manufacturer (OEM) production rates; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.
In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.
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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2019 first quarter. See Notes 14 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts and treasury lock contracts at March 29, 2019.
ITEM 4.

CONTROLS AND PROCEDURES
Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L3 Technologies, Inc. is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2019. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that, as of March 29, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A.

RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment” in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
The last repurchase of shares was in July 2018. In connection with the planned merger with Harris Corporation (see Note 1), we suspended the share repurchase program. Accordingly, we did not repurchase any shares of common stock from September 29, 2018 through April 26, 2019.
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

*†10.1	Form of L3 Technologies, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2019 Version).
*31.1	Certification of Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Filed herewith.

+
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

**	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.
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

Date: May 1, 2019